Form 10-K
period 1999-12-31
SONICWALL INC
filed 2000-02-23
CIK 1093885

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ----------------

                                   Form 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES OF THE
   SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OR THE SECURITIES
   EXCHANGE ACT OF 1934

   For the transition period from ____________ to _____________

                       Commission file number:

                               ----------------

                                SonicWALL, Inc.
             (Exact name of registrant as specified in its charter)

       California                    7372                    77-0270079
     (State or other           (Primary Standard          (I.R.S. Employer
      jurisdiction                Industrial             Identification No.)
    of incorporation)         Classification Code
                                    Number)

                              1160 Bordeaux Drive
                          Sunnyvale, California 94089
                                 (408) 745-9600
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                               ----------------

          Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class                   Name of Exchange on which registered
     -------------------                   ------------------------------------
          None                                             None

          Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock (no par value)

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of December 31, 1999, was approximately $253 million based upon the last sale price reported for such date on The Nasdaq Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

   The number of shares of the Registrant's Common Stock outstanding on December 31, 1999 was 23,675,385.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

   Certain statements contained in this report on From 10-K including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects" and words of similar import, constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1 under the heading "Risk Factors." Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

   SonicWALL, Inc. designs, develops, manufactures and sells Internet security infrastructure products designed to provide secure Internet access to our broadband customers. Broadband access, such as digital subscriber line, or DSL, and cable modems, allows users to connect to the Internet at speeds significantly greater than analog modems. We believe our security appliances provide high performance, robust, reliable, easy-to-use and affordable Internet security. We also sell content filtering services on an annual subscription basis. We sell our products to customers in the small to medium enterprise, branch office, telecommuter and education markets. As of December 31, 1999, we had sold more than 35,000 of our Internet security appliances worldwide.

   Our SonicWALL product line provides our customers with a comprehensive integrated security solution that includes firewall, content filtering, and virtual private network functionality so users can enjoy affordable, secure Internet communications. SonicWALL products deliver a plug-and-play appliance solution that we believe is easy to install and use and minimizes the purchase, installation and maintenance costs of Internet security. With suggested retail prices ranging from $495 to $2,995, our products are designed to enable customers to reduce purchase costs and avoid hiring costly IT personnel for Internet security. By using an embedded single purpose operating system and a hardware design without moving parts, our SonicWALL products are designed to maximize reliability and uptime. The SonicWALL product line can be used in networks ranging in size from 1 to 1,000 users and is fully compatible with more expensive enterprise security solutions offered by, among others, Check Point Software and Cisco Systems.

Industry Background

 Growth of Internet Usage By Small to Medium Enterprise, Branch Office, Telecommuter, and Education Markets

   Businesses and consumers are increasingly accessing the Internet for a wide variety of uses including communications, information gathering and commerce. Because it is an affordable means of achieving global reach and brand awareness, the Internet is a particularly attractive vehicle for small and medium size businesses as they endeavor to access and share information with a large number of geographically dispersed customers, employees and business partners. For example, of the 87.4 million devices estimated by International Data Corporation, or IDC, a market research organization, to have Internet access in 1998, approximately 60% were used by small businesses and home offices. IDC estimates that the proportion of small businesses, those with less than 100 people, accessing the Internet in the United States will increase from approximately 50% in 1998 to approximately 65% by 2001, to a total of 4.7 million businesses.

   Today's large business enterprise is characterized by many branch offices, mobile workers, and telecommuters, all of whom connect electronically to the corporate office and each other. Because of the confidential nature of business data, these connections must be secure. Virtual private networks provide secure

Internet connections between the business enterprise and dispersed employees and business partners. Communicating using virtual private networks offers significant cost savings over alternative solutions such as private leased line or frame relay networks. TeleChoice, a market researcher, estimates that virtual private networks can cut telecommunication costs by as much as 90% over private leased line networks, and for this reason, their use is expected to grow rapidly. Infonetics Research projects worldwide expenditures on virtual private networks will grow by 100% per year through 2001, when they are expected to reach $11.9 billion.

   The Internet also has become a vital tool of information access and communication for schools and libraries. According to the National Center for Education Statistics, there were over 96,000 K-12 public schools and libraries in the United States in 1998, of which 89% of schools and 35% of libraries were connected to the Internet. The growth in Internet connectivity in this market, combined with the proliferation of objectionable Web sites, has created a need for Internet security products that include content filtering capabilities.

 Increasing Demand for Broadband Access Technologies

   Many small to medium enterprises and branch offices have addressed the need for Internet access by installing a single computer with a dial-up connection that is shared throughout the office, or by installing a dedicated network data connection at a significantly greater expense, such as a T-1 line. Recently, new high-speed technologies have emerged that can better satisfy the bandwidth requirements of small to medium enterprises at a fraction of the cost of traditional solutions. These technologies include DSL and cable modems, which provide access speeds of up to 100 times faster than traditional 28.8 kbps analog modems. In addition, new generations of Internet-based applications, such as business to business e-commerce, sales force automation and enterprise resource planning, or ERP, continue to emerge that require higher bandwidth than is available through dial-up solutions. As DSL and cable services have become more affordable and widely available, small to medium enterprises, branch offices, and telecommuters are increasingly deploying these technologies as their Internet access solution. IDC estimates that in the United States, the number of small businesses using high speed access is expected to expand from 380,000 in 1998 to 3.3 million in 2003.

 Importance of Internet Security

   Secure access to the Internet is a growing concern for most Internet users. Because broadband technologies, including DSL and cable, are always connected to the Internet, they present greater security issues than dial-up connections and increase the risk that proprietary data or other sensitive information might be compromised. These types of Internet connections present ongoing security issues for small to medium enterprises, branch offices, and telecommuters and increase the risk that computer hackers, disgruntled employees, contractors or competitors might successfully access proprietary data or other sensitive information. In addition, as more Web-enabled, mission critical business applications are developed and offered by vendors such as Oracle Corp., PeopleSoft Inc., Siebel Systems Inc., and SAP AG, the amount of sensitive data transmitted over the Internet has increased and led organizations to look for high performance, robust solutions to address these security needs.

   Many Internet users also seek solutions that enable control over access to undesirable content, either to avoid potential legal liability or to eliminate distracting activity by employees or other users. In addition, public attention has recently focused on the advantages of using filtering software to screen offensive material for children accessing the Internet at libraries, schools, and other public institutions.

   The market for Internet security products includes a variety of applications to address these issues, such as firewall, content filtering, Internet Protocol, address management and VPN. According to IDC, the market for Internet security products increased over 45% in 1998 to $3.2 billion and is expected to grow at a compounded annual growth rate of 21% to $8.3 billion by 2003. IDC also estimates that in the market for firewall appliances priced at less than $10,000, revenues will grow at an expected compounded annual growth rate of 88% over the same period.

 Lack of a Cost Effective, High Performance Security Solution for the Broadband Access Market

   Although the need for Internet security products is widespread, security vendors generally have focused on providing solutions for large enterprises with highly complex needs and extensive information technology support organizations. These solutions have typically involved expensive enterprise firewall software that runs on a dedicated server or personal computer and requires extensive support, constant monitoring and regular updates by IT personnel to maintain its effectiveness. The expense and complexity of these solutions, which often require additional products to incorporate VPN capabilities, IP address management or content filtering, are impractical for the majority of small to medium enterprises due to their more limited resources. While there are suppliers of low cost Internet routers which may provide limited Internet security functionality, we believe these products are difficult to install and configure and provide relatively low performance.

The SonicWALL Solution

   SonicWALL, Inc. provides Internet security products designed for broadband access customers in the small to medium enterprise, branch office, telecommuter and education markets. We believe our security appliances provide high performance, robust, reliable, easy-to-use and affordable Internet security. SonicWALL products enable our customers to securely utilize Internet applications and services as an integral part of their business. As of December 31, 1999, we had sold more than 35,000 of our Internet security appliances worldwide. The SonicWALL product line provides our customers with the following key benefits:

  . High Performance, Robust Security. The SonicWALL product family provides a comprehensive integrated security solution that includes firewall, content filtering and VPN functionality. Our firewall security protects private networks against Internet-based theft, destruction, or modification of data, and automatically notifies customers if their network is under attack. SonicWALL has been awarded the internationally recognized International Computer Security Association, or ICSA, Firewall Certification, the same certification awarded to significantly more expensive products sold by Check Point Software and Cisco Systems. Our VPN capabilities enable affordable, secure communications among remote offices, mobile employees and business partners over the Internet. Our content filtering enables businesses, schools and libraries to restrict access to objectionable or inappropriate Web sites.

  . Ease of Installation and Use. The SonicWALL product family delivers a plug-and-play appliance designed for easy installation and use. Installation involves simply connecting SonicWALL between the private network and the broadband Internet access device. SonicWALL is easily configured and managed through a Web browser-based interface. No reconfiguration of any PC application is required. Our products are pre-configured to interface with all major Internet access technologies, including cable, DSL, ISDN, Frame Relay, and T-1. In addition, SonicWALL's AutoUpdate capability automatically notifies all registered customers via e-mail when bug fixes or new features and products that have been purchased are available for download from our Web site.

  . Low Total Cost of Ownership. The SonicWALL product design minimizes the purchase, installation and maintenance costs of Internet security. The suggested retail prices of our products range from $495 to $2,995, versus enterprise firewall products which range in price from approximately $5,000 to more than $15,000. Our affordable, easy-to-manage Internet security appliances also enable customers to avoid the expense of hiring costly information technology personnel who may otherwise be required to implement and maintain an effective Internet security solution.

  . Reliability. The SonicWALL product design maximizes reliability and uptime. Our product uses an embedded single purpose operating system and a hardware design which contains no moving parts. Most competitors' products consist of software installed on general purpose host computers which use the Windows NT or UNIX operating systems. General purpose operating systems such as these are designed to run multiple applications, creating an environment in which random system crashes are commonplace. Moreover, since general purpose computers contain many moving parts, such as hard disk drives, floppy drives, fans and switching power supplies, they are more prone to hardware failures over time. These software and hardware failures can compromise Internet security.

  . Scalability and Compatibility. SonicWALL products are designed to provide comprehensive Internet security for networks ranging in size from 1 to 1,000 users. Our products consist of three separate models designed to serve the specific security needs of our target markets. Our products vary with respect to the number of supported users, the number of ports and feature options such as VPN or content filtering. In addition to serving the security needs of the small to medium enterprise market, SonicWALL products are a fully compatible, perimeter security solution for large, distributed enterprises and their branch offices and telecommuters. Our products are designed to interoperate with enterprise security products offered by, among others, Check Point Software and Cisco Systems.

Strategy

   Our goal is to extend our leadership position and become the industry standard Internet security solution for broadband access users in our target markets--the small to medium enterprise, branch office, telecommuter, and education markets. Key elements of our strategy include:

  . Extend Our Leadership Position in Target Markets. We believe that we have established a market leadership position as a provider of Internet security products designed for our target markets by offering robust, reliable, easy-to-use products at attractive prices. We intend to continue to focus our product development efforts, distribution strategies, and marketing programs to satisfy the growing needs of these markets. We believe that the current Internet security offerings of most vendors are relatively expensive, technically complex, and generally unable to satisfy these target markets.

  . Continue to Develop New Products and Reduce Manufacturing Costs. We intend to use our product design and development expertise to expand our product offerings and reduce our manufacturing costs. We believe that these new product offerings, other new products and associated-cost reductions will strengthen our market position and assist us in penetrating new markets. We are currently, focusing on our product development efforts in the following areas:

    --New services such as virus scanning, bandwidth management, e-mail spam filtering, public key infrastructure and intrusion detection.

    --Management applications such as global console management and event monitoring to allow one network administrator or service provider to configure, manage and monitor hundreds of SonicWALL units simultaneously and remotely from one management console.

    --New hardware products including new versions of SonicWALL appliances to meet the varying price and performance requirements of our customers' and add-in modules to allow accelerated VPN performance for those customers who need to communicate securely with branch offices and telecommuters over the Internet.

    --ASIC Design: we are working to achieve a higher level of Application
      Specific Integrated Circuit, or ASIC, design and integration to reduce product costs and increase product performance.

  . Strengthen the SonicWALL Brand. We believe that strong brand recognition in our target markets is important to our long term success. We intend to continue to strengthen our SonicWALL brand name through industry trade shows, our Web site, advertising, direct mailings to both our resellers and our end users, and public relations. Our reputation as a reliable, high performance, easy-to-use and affordable Internet security vendor contributes to our resellers' sales efforts.

  . Expand Our Indirect Channel. Our target markets are generally served by a two-tier distribution channel. We have successfully penetrated these markets with over 1,500 value added resellers, systems integrators, and distributors, who sell our products in over thirty countries, including large distributors such as Ingram Micro and Tech Data. In the fourth quarter of 1999 we established reseller relationships with Concentric Networks, Healtheon/WebMD and Westcon. We intend to continue to build and expand our base of indirect channel relationships through additional marketing programs, hiring additional marketing staff, and increased advertising.

  . Develop Strategic Original Equipment Manufacturer Relationships. By entering into original equipment manufacturer arrangements to sell our products, we intend to build upon the brand awareness and worldwide channels of major networking and telecommunications equipment suppliers to further penetrate our target markets. We presently have original equipment manufacturer agreements with the following three companies:
    Ramp Networks, a manufacturer of shared Internet access devices for small offices, Com21, a supplier of cable modems, and 3COM Corporation, a provider of diversified networking products. The terms of our agreements with these customers are variable but none of such purchasers is currently required to purchase a specified amount of our products or technology. Our 3COM agreement expires July 2002, with automatic renewal for successive one year periods subject to either party's election to terminate on six months prior notice. Our Com21 agreement terminates in January 2001, with automatic renewal for successive one year periods, subject to either party's cancellation upon not less than thirty days prior notice. Our agreement with Ramp Networks has been renewed through in January 2001, and is automatically renewable for successive one year terms unless either party elects to terminate upon thirty days prior notice. Com21 is licensed to incorporate our technology in its products. Ramp Networks sells our products under its own name, as does 3COM Corporation. We manufacture the products which Ramp Networks and 3COM Corporation purchase from us for resale through their own distribution channels. In the year ended December 31, 1999, revenue from Com21, Ramp Networks and 3COM constituted approximately 12% of total revenue. We are pursuing relationships with other broadband access equipment providers with the intent of further penetrating our target markets.

  . Build Upon Our Installed Base. We continue to develop new subscription services and add on products to generate additional revenue from our installed base. For example, we announced a strategic partnership with myCIO.com, a Network Associates business, to sell an integrated, managed anti-virus solution to our customers. We have dedicated marketing personnel and programs that focus on selling these products and services to our existing base of customers. We have actively sought registration of our customers and we have experienced a registration rate of nearly 65% to date. This has enabled us to pursue cost effective, targeted marketing campaigns to our installed base of registered users. Our AutoUpdate feature encourages our customers to register their product by offering periodic notifications via email of new security threats, bug fixes and marketing information on new features and products. Each SonicWALL model is configured to allow end users to easily and conveniently download new features and products that have been purchased, either through our resellers or our Web site. Such sales could include additional functionality such as virtual private networking or additional recurring revenue opportunities such as content filtering services.

Products and Services

   We believe the SonicWALL product line provides cost effective and high performance Internet security solutions for the small and medium size enterprise, branch office, telecommuter, and education markets. We design our products to address the specific needs of customers within each of these market segments. Our products vary with respect to the number of supported users, the number of ports, product features, processor speed and scalability. All of our products provide firewall security and are capable of delivering features such as content filtering and virtual private networking in a single, integrated security appliance that is managed through an intuitive and easy-to-use Web browser-based interface.

   SonicWALL SOHO. SonicWALL has two 10Base-T Ethernet ports and is designed to provide security for smaller networks using broadband connections to the Internet such as cable and DSL. SonicWALL SOHO provides protection against unauthorized access to the private network, filters out objectionable Web sites, and manages the complexity of IP addressing. It also has a virtual private networking option to give telecommuters and small remote offices affordable and secure connectivity to the main office. SonicWALL SOHO supports 10 or 50 user connections.

   SonicWALL DMZ. SonicWALL DMZ has three 10Base-T Ethernet ports and is designed to meet the Internet security needs of small and medium size networks in business and education. SonicWALL security code operates between each port's connections to prevent unauthorized communication, regardless of its source. In addition to the features provided by SonicWALL, SonicWALL DMZ provides a third port, a DMZ, or De-Militarized Zone. With the additional DMZ port, public Web and e-commerce servers can both be accessed from the Internet without exposing the private network to Internet based attacks. SonicWALL DMZ protects the computers on the LAN port and the public servers on the DMZ port from Internet-based attacks. SonicWALL DMZ supports unlimited users.

   SonicWALL PRO. SonicWALL PRO has three 10/100Base-T Fast Ethernet ports and is designed to meet the Internet security needs of medium and large size businesses and branch offices. SonicWALL PRO supports all of the features found in other SonicWALL models, and offers a more powerful and scalable platform for larger networks requiring faster connections, high performance virtual private networking and future expansion options. SonicWALL PRO supports unlimited users.

   The SonicWALL product line shares a common set of Internet security features that have been tailored to meet the needs of our target markets:

     Firewall Security. Our firewall security protects private networks against Internet-based theft, destruction, or modification of data, and automatically notifies customers if their networks are under attack. SonicWALL has been awarded the internationally recognized ICSA Firewall Certification, the same certification awarded to significantly more expensive products sold by Check Point Software and Cisco Systems. In addition, SonicWALL is pre-configured to automatically detect and thwart Denial of Service attacks such as Ping of Death, SYN Flood, LAND Attack, and IP Spoofing.

     Virtual Private Networking. Our virtual private networking capabilities enable affordable and secure communications over the Internet between branch offices, telecommuters, mobile workers and business partners. SonicWALL virtual private networking uses industry-standard data encryption algorithms and interoperates with other virtual private networking products such as Check Point Software's Firewall-1.

     Content Filtering. Our content filtering feature enables businesses, families, schools and libraries to control access to objectionable or inappropriate Web sites. SonicWALL can filter Internet content by URL or keyword. We offer a content filter subscription service that provides a list of objectionable Web sites that is automatically updated on a weekly basis.

     IP Address Management. SonicWALL includes Network Address Translation, or NAT, which allows a customer to connect multiple users on their private network to the Internet using a single public IP address. SonicWALL also includes Dynamic Host Configuration Protocol, or DHCP, Client and Server capabilities. DHCP Client allows SonicWALL to automatically acquire its IP address settings from the Internet Service Provider, or ISP. DHCP Server allows computers on the private network to automatically acquire IP address settings from SonicWALL, simplifying client PC configuration.

     Auto Update. Our Auto Update feature automatically notifies all registered customers via e-mail when bug fixes or new products that have been purchased are available for download from our Web site. With Auto Update, we give our customers an easy-to-use method to address rapidly evolving Internet security issues.

     Logging and Reporting. SonicWALL maintains an event log of potential security concerns which can be viewed with a Web browser or automatically sent to any e-mail address on a periodic basis. SonicWALL notifies the administrator of high-priority security issues, such as an attack on a server, by immediately sending an alert message to a priority e-mail account such as an e-mail pager. SonicWALL also provides pre-defined reports that show different views of Internet usage, such as the most commonly accessed Web sites.

     Web Browser-Based Management. SonicWALL is easily and securely configured and managed through a Web browser-based interface. The SonicWALL interface effectively insulates the user from the underlying complexity of Internet security, while providing enough flexibility to meet the diverse needs of our customers.

Customers

   We sell over 98% of our products through distributors and original equipment manufacturers. As of December 31, 1999, we had sold more than 35,000 Internet security appliances. The following lists our top five international and domestic distributors based on revenues in the year ended December 31, 1999, and all of our current original equipment manufacturers. The top five domestic distributors each represent between 1% and 34% of our total revenue. The top five international distributors each represent between 1% and 9% of our total revenue.

 Top 5 Domestic            Top 5 International        Original Equipment
 Distributors              Distributors               Manufacturers
 .Arcom                    .Access Networks           .3COM Corp.
 .Ingram Micro             (Switzerland)              .Com21
 .Sound Business Systems   .Allasso (England)         .Ramp Networks
 .Tech Data                .Connect AS (Norway)
 .Westcon                  .Sumitomo Metal Systems
                           (Japan)
                           .Tekdata Ltd(England)

End Users

   Although we do not sell directly to end users, approximately 65% of the products we have sold to date have been registered for use with us by our end users in our target markets. The following is a representative list of end users in each of our target markets who have deployed one or more SonicWALL products. These include the small to medium enterprise, the branch offices of large corporations, telecommuter, and the education and public institution markets.

Small to Medium                                                                           Education and
Enterprises         Branch Offices                      Telecommuter                      Public Institutions
 .BBDO Seidman       .American Express                   .Compaq Computer Corporation      .Albany County School District
 .Becks Beer         .Bank of Nova Scotia                .Lucent Technologies              .City of Santa Cruz
 .Charlotte Hornets  .Centurion/Bank of Ireland          .Microsoft Corporation            .Comision Federal de Electricidad
 .Fila Sports        .Commercial Bank of San Francisco   .NEC                              .Duke University
 .Pixar              .Wells Fargo                        .PricewaterhouseCoopers LLP       .Johns Hopkins University
                                                        .Sun Microsystems                 .Santa Clara County California Library

Sales and Marketing

   Our sales and marketing efforts focus on successfully penetrating the small to medium enterprise, branch office, telecommuter, and education markets. Our marketing programs promote SonicWALL brand awareness and reputation as a reliable, high performance, easy-to-use, and affordable Internet security appliance. We try to strengthen our brand through a variety of marketing programs which include on-going public relations, our Web site, advertising, direct mail, industry and regional trade shows and seminars. We intend to rapidly expand our indirect channel relationships through additional marketing programs, additional marketing staff and increased advertising.

   We believe that SonicWALL products are ideally suited for the indirect channel where it is not economically efficient for us to sell directly to the end users of our products. We primarily market and sell our products in this indirect channel through a two-tiered distribution structure consisting of distributors and resellers, both in the United States and over 30 countries. Distributors accounted for approximately 76% of our total revenue for the year ended December 31, 1999. Resellers, which include systems integrators, ISPs, dealers, mail order catalogs and online catalogs, generally purchase our products from our distributors and then sell our products to end-users in our target markets. Except for our Sonic Platinum level resellers described below, we do not have purchase agreements with or sell directly to our resellers. Our distributor and reseller agreements are non-exclusive.

   We divide our sales organization regionally into three areas: the United States and Canada; the Pacific Rim and Latin America; and Europe, the Middle East and Africa. Regional sales representatives manage our relationships with our network of distributors, value added resellers and customers, help our value added reseller network sell and support key customer accounts, and act as a liaison between our value added reseller network and our marketing organization. The regional sales representative's primary responsibility is to help the indirect channel succeed and grow within the territory. We also have an internal sales staff that supports the indirect channel, and a dedicated business development organization whose primary responsibilities are identifying, promoting, and managing strategic relationships to sell our products with ISPs, industry leaders, and original equipment manufacturers as well as to obtain technology for incorporation in our product line.

   Domestic Channel. In the United States, the primary distributors of our products to resellers are Ingram Micro and Tech Data. Ingram Micro accounted for 34% of our revenue in 1998 and 1999. Tech Data began distributing our Internet security products in February 1999, and in the year ended December 31, 1999, accounted for approximately 12% of total revenue.

   Domestic resellers receive various benefits and product discounts depending on the level of purchases that the reseller commits to or achieves. The basic program is the Sonic Reseller level which offers access to privileged information and sales and marketing materials. Next we offer a Sonic Silver level, which extends those benefits by adding access to an expanded set of sales and marketing tools, as well as priority technical support. The top level is Sonic Gold, where additional benefits such as sales leads and market development funds are available. Sonic Reseller, Silver, and Gold resellers all source our products through a distributor. We also have a Sonic Platinum level program for selected resellers which includes sales leads, access to additional discounted demonstration units and market development funds. We sell directly to these Platinum level resellers.

   International Channel. We believe there is a strong international market for our products. International sales represented 32% of our revenue in 1998 and approximately 34% of revenue in 1999. Sales to Japan accounted for 11% of total revenue in the year ended December 31, 1999.

   We direct all of our international resellers to the appropriate distributor in each territory. We support our international distributors by offering customizable marketing materials, sales tools, leads, co-operative marketing funds, joint advertising, discounted demonstration units, and training. We also participate in regional press tours, trade shows, and seminars. Additional key international distributors include Access Networks in Switzerland, Tekdata Distribution in England, DataWorld in Hong Kong and Allasso in England.

   Original Equipment Manufacturer Channel. We enter into select original equipment manufacturer relationships in order to take advantage of the channels of well established companies that sell into our target markets. We believe these channels expand our overall market while having a minor impact on our own indirect channel sales. We currently have agreements to sell our products or services through the following original equipment manufacturers: Com21, a supplier of cable modems, Ramp Networks, a provider of networking equipment to small businesses, and 3COM Corporation. The terms of our agreements with these customers are variable. Com21 is licensed to incorporate our technology in its cable modem products. Ramp Networks sells our products under its own name, as does 3COM Corporation. We manufacture the products which Ramp Networks and 3COM Corporation purchase from us for resale through their own distribution channels. In the year ended December 31, 1999, our original equipment manufacturer revenue accounted for approximately 12% of total revenue.

Customer Service and Technical Support

   We offer our customers a comprehensive range of support programs through a customer service and technical support organization which provides product maintenance and technical support services on a worldwide basis. Our technical support staff is located in Santa Clara, California. In addition to standard support, we offer premium support services which an end user customer located in the United States can purchase from us or our channel partners.

   Standard Support. Included during the warranty period, standard support is a unique Web-based technical support mechanism whereby distributors, channel partners, and end users can use our extensive on-line technical support resource database. If the resource database does not answer a question, the user can immediately enter a query or "trouble ticket" on-line and our customer service organization will then generate a response via phone, fax, or e-mail.

   Premium Support. Available for purchase only in the continental United States, our annual subscription-based Premium Support program offers extended benefits to the Standard Support offering. Premium Support benefits include:

  . expedited response time;

  . access to a dedicated toll-free support telephone number;

  . overnight replacement of defective units; and

  . free shipping for units which we authorize for return.

   Our products include a standard one-year warranty, which can be extended at additional cost. The warranty provides access to our standard technical support services along with repair or replacement guarantees for units with product defects.

Technology

   We have designed our SonicWALL products using a unique combination of proprietary hardware and software that delivers comprehensive Internet security with what we believe are exceptional ease-of-use and industry-leading price/performance.

   The SonicWALL product line currently has two base hardware configurations:

  . SonicWALL SOHO and SonicWALL DMZ. These SonicWALL products use the 33MHz
    Motorola 68360 microprocessor. Both products have two 10 megabits per second (Mbps) Ethernet ports. A LAN port connects the SonicWALL to the user's internal, private network. A Wide Area Network, or WAN, port connects to the external, public network. The SonicWALL DMZ has a third 10 Mbps Ethernet port (DMZ) which connects to public servers that are separated from both the public and private networks but still protected from security breaches.

  . SonicWALL PRO. The SonicWALL PRO product uses Intel's 233MHz StrongARM
    110 microprocessor, and has three 10/100 Mbps Fast Ethernet ports. These three ports function just like the SonicWALL DMZ. For feature expansion, the SonicWALL PRO has an internal Peripheral Component Interconnect, or PCI, interface, upgradeable RAM, and flash memory.

   The SonicWALL product line consists of the following core modules:

  . Firewall. The core technology is the stateful packet inspection firewall software. Stateful packet inspection is generally accepted as the most advanced and secure method of implementing an Internet firewall. It examines all layers of the packet (from the physical layer up to application layer) and determines whether to accept or reject the requested communication based on state information derived from previous communications and the applications in use. Stateful packet inspection dynamically adjusts based on the changing state of the communication running across the firewall and is invisible to users on the protected network. It therefore requires no client PC configuration. Our SonicWALL firewall protects against a known set of security threats.

  . Content Filter. The SonicWALL Internet content filter blocks objectionable content using a list of forbidden URLs and keywords. We license Microsystems Software's CyberNOT list of URLs and adapt it for our products. Each SonicWALL appliance can automatically download an updated URL list weekly to keep pace with the dynamic nature of Internet content.

  . IP Address Management. We have developed tools to hide the complexity of IP addressing. NAT allows networks to share a small number of valid public IP addresses with an equal or larger number of client computers on the LAN. This is a common challenge in new broadband-connected networks. Our DHCP Server and Client tools allow both the firewall and the client computers behind it to obtain their respective IP addresses dynamically from a server and thereby eliminate the need for manual configuration.

  . Virtual Private Networking. We developed virtual private networking support for the SonicWALL products to provide a means for our customers to use the Internet for secure communication between LANs, and from remote clients to LANs. SonicWALL virtual private networking complies with the Internet Protocol Security (IPSec) standard and supports three data encryption methods: 56 bit Data Encryption Standard (DES); 168 bit Data Encryption Standard (Triple-DES); and 56 bit ARCFour (ARC4). By building our virtual private networking technology on industry standards--IPSec, DES and Triple-DES--we have been able to establish virtual private networking interoperability with other leading virtual private networking solutions such as Check Point Software's FW-1.

  . Web Browser-Based Management Interface. We believe our products have an intuitive and easy-to-use Web-based management interface for rapid installation, configuration and maintenance, without the need for a dedicated information technology staff to install and maintain the solution. This interface can be easily accessed from any Web browser on the internal, private network. This interface can also be accessed remotely in a secure manner using the virtual private networking feature described above.

Research and Development

   We believe that our future success will depend in large part on our ability to develop new and enhanced Internet security solutions and our ability to meet the rapidly changing needs of our target customers who have broadband access to the Internet. We focus our research and development on evolving Internet security needs. In addition, we have made substantial investments in hardware and ASIC technologies which are critical to drive product cost reductions and higher performance solutions. Current activities include:

  . Development of new security services including virus scanning, bandwidth management, e-mail spam filtering, pubic key infrastructure and intrusion detection.

  . Development of a global console management and event monitoring system to allow one network administrator or service provider to configure, manage and monitor hundreds of SonicWALL units simultaneously and remotely from one management console.

  . Development of new versions of the SonicWALL hardware to meet the varying price and performance requirements of our customers and add-in modules to increase VPN performance for those customers who need to communicate to branch offices and telecommuters over the Internet.

   All of our research and development activities are conducted at our principal facility in Sunnyvale, California. In 1997, 1998, and 1999 we incurred expenses of $1,983,000, $2,051,000 and $3,643,000, respectively, on research and development.

Competition

   The market for Internet security products is world-wide and highly competitive, and we expect competition to intensify in the future. There are few substantial barriers to entry, and additional competition from existing competitors and new market entrants will occur in the future. Current and potential competitors in our markets include, but are not limited to the following, all of whom sell world-wide or have a presence in most of the major markets for such products:

  . enterprise firewall software vendors such as Check Point Software and Axent Technologies;

  . network equipment manufacturers such as Cisco Systems, Lucent
    Technologies, Nortel Networks, 3COM and Nokia;

  . computer or network component manufacturers such as Intel Corporation;

  . operating system software vendors such as Microsoft Corporation, Novell and Sun Microsystems;

  . security appliance suppliers such as Watchguard Technologies; and

  . low cost Internet router suppliers which may include limited Internet security functionality.

   Most of our competitors to date have generally targeted large enterprises' security needs with firewall products that are typically very complex and expensive, ranging in price from approximately $5,000 to more than $15,000. Recently, some of our competitors have introduced products priced at less than $1,000 which may increase competitive pressure on some of our products, resulting in both lower prices and gross margins. While there are suppliers of low cost Internet routers which may provide limited Internet security functionality, we believe these products are difficult to install and configure and provide relatively low performance. At any time, any of these competitors may adapt existing products for our target markets. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. Nothing prevents or hinders these actual or potential competitors from entering our target markets at any time. In addition, our competitors may bundle products competitive to ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products. If these companies were to use their greater financial, technical and marketing resources in our target markets, it could adversely affect our business.

Proprietary Rights

   We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized parties may misappropriate or infringe on our trade secrets, copyrights, trademarks, service marks and similar proprietary rights. Although we are currently investigating patent protection for some of our proprietary technology, we have not yet received any patent protection for our technology or products. Even if we obtain such patents, that does not guarantee that our patent rights are valuable, create a competitive barrier, or will be free from infringement. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

U.S. Government Export Regulation Compliance

   Our products are subject to federal export restrictions on encryption strength. Recent federal legislation, however, has increased exportable encryption strength and allows the export of any-strength encryption to designated business sectors overseas, including U.S. subsidiaries, banks, financial institutions, insurance companies and health and medical end users. In addition, we have obtained a federal export license that allows us to export encryption technology to commercial entities in approved countries. With these expanded export rights, we may export strong encryption to a wide range of foreign end-users, subject to limitations and record-keeping requirements. To comply with these constraints, we obtain from our distributors and resellers detailed information about each foreign end-user customer that will obtain strong encryption.

Manufacturing

   We currently outsource our manufacturing to one contract manufacturer, Flash Electronics, under an agreement which may be cancelled upon 180 days prior notice by either party. Outsourcing our manufacturing enables us to reduce fixed overhead and personnel costs and to provide flexibility in meeting market demand.

   We design and develop all the key components of our products, including printed circuit boards and software. In addition, we determine the components that are incorporated in our products and select the appropriate suppliers of these components. Product testing and burn-in is performed by our contract manufacturers using tests that we specify.

Employees

   As of December 31, 1999, we had 73 employees. Of these, 38 were employed in sales and marketing, 8 in finance and administration, 19 in research and development and 8 in operations. We are not party to any collective bargaining agreements with our employees and we have not experienced any work stoppages. We believe we have good relations with our employees.

                                  RISK FACTORS

                                 Company Risks

We have just recently entered the emerging market for broadband Internet security appliances, and we do not know if we will be successful in marketing our products to our target customers.

   From inception through 1996, we derived substantially all of our revenue from the sale of Ethernet products for Apple Macintosh computers. In October 1997, we introduced our SonicWALL line of products, and in 1998 we made a strategic decision to concentrate our resources in the Internet security market. As a result, we stopped shipment of Ethernet products during December 1999. In 1997, 1998 and 1999 our Ethernet revenue was $9,092,000, $5,166,000 and $1,644,000 and represented approximately 97%, 69% and 8% respectively, of our total revenue.

   We believe that many potential customers in our target markets are not fully aware of the need for Internet security products and services. Historically, only enterprises having substantial resources developed or purchased Internet security solutions. Also, there is a perception that Internet security is costly and difficult to implement. Therefore, we will not succeed unless we can educate our target markets about the need for Internet security and convince potential customers of our ability to provide this security in a cost-effective and easy-to-use manner. Although we have spent, and will continue to spend, considerable resources educating potential customers about the need for Internet security and the benefits of our products and services, our efforts may be unsuccessful.

   Even if we convince our target markets about the importance of and need for Internet security, we do not know if this will result in the sale of our products. We currently expect that almost all of our future revenue will be generated through sales of our SonicWALL products, including related services such as subscription and license fees. Our success depends on market acceptance of our products and services.

We may be unable to manage our growth, and if we cannot do so, it could have a material adverse effect on our business.

   Our business has grown rapidly in the last year. At the end of 1998, we had 26 employees. As of December 31, 1999, we had 73 employees, an increase of approximately 181%. In addition, we have experienced expansion in our manufacturing and shipping requirements, our product lines, our customer base and our end user installed base. This rapid expansion has placed significant strain on our administrative, operational and financial resources and has resulted in ever-increasing responsibilities for our management personnel. These changes have increased the complexity of managing SonicWALL, Inc. If we continue to experience significant growth, our current systems, management and resources will be inadequate, and our organization will need to grow rapidly in order to meet the demands placed on our business. If we cannot manage our growth effectively, our business prospects will be materially adversely affected.

We do not know if we will be able to maintain profitability in the future.

   We incurred losses of $467,000 in 1997 and $1,461,000 in 1998, which represented 5.0% and 19.5%, respectively, of total revenue. We made $158,000 in net income, or approximately 1% of revenue, for the year ended December 31, 1999. As of December 31, 1999 we had an accumulated deficit of $850,000. We do not know if we will be able to maintain profitability in the future. If we are not able to maintain profitability, your investment in our common stock may decline in value.

Because we recently introduced our Internet security products, we cannot predict our future operating results or our future revenues from these products.

   Because we recently changed our business focus from Ethernet products for Macintosh computers to Internet security products, our historical financial information is of limited value in projecting future operating results. We believe that comparing different periods of our operating results is not meaningful and you should not rely on the results for any period as an indication of our future performance.

   Our limited experience with sales of Internet security products is one of many factors underlying our inability to predict our revenue for a given period. We base our spending levels for product development, sales and marketing, and other operating expenses largely on our expected future revenue. A large proportion of our expenses are fixed for a particular quarter or year, and therefore, we may be unable to decrease our spending in time to compensate for any unexpected quarterly or annual shortfall in revenue. As a result, any shortfall in revenue could adversely affect our operating results.

We depend on two major distributors for a significant amount of our revenue, and if they or others cancel or delay purchase orders, our revenue may decline and the price of our stock may fall.

   In 1999, approximately 86% of our sales were to distributors. To date, sales to a limited number of distributors have accounted for a significant portion of our revenue. In 1999, Ingram Micro, Inc. and Tech Data Corp., both of which are global computer equipment and accessory distributors, accounted for approximately 34% and 12% of our revenue, respectively. In 1998, sales to Ingram Micro accounted for 34% of our revenue. We cannot assure you that either of these existing customers will continue to place orders with us, that orders by these existing customers will continue at the levels of previous periods or that we will be able to obtain large orders from new customers.

   We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. If any of our major distributors stops or delays its purchase of our products, our revenue and profitability would be adversely affected. In addition, as of December 31, 1999, Ingram Micro and Tech Data represented $2.1 million and $0.6 million, respectively, of our accounts receivable, constituting 49% and 14%, respectively, of total receivables on such date. The failure of any of these distributors to pay us in a timely manner could adversely affect our payments to suppliers and our creditworthiness, which could make it more difficult to conduct business.

   Although we have limited one year agreements with Ingram Micro and Tech Data, these contracts are subject to termination at any time, and we do not know if these customers will continue to place orders for our products.

If an OEM customer cancels, reduces or delays purchases, our revenue may decline and our business could be adversely affected.

   To date, we have formed OEM relationships with three OEMs including, most recently, 3COM Corporation. If we fail to sell to such OEMs in the quantities expected, or if any OEM terminates our relationship, this could adversely affect our reputation, the perception of our products and technology in the marketplace or the growth of our business, and your investment in our common stock may decline in value.

Our sales are usually done on a purchase order basis and we have no binding purchase commitments from our distributors or original equipment manufacturers, which could result in a lack of sales.

   We sell our products to end users through distributors, resellers and original equipment manufacturers. Our success depends in large part on their performance. These customers:

  . are not obligated to purchase or market our products and can stop doing so at any time; and

  . have no exclusive arrangements with us, and are not obligated to renew their agreements with us.

Average selling prices of our products may decrease, which may reduce our gross margins.

   The average selling prices for our products may decline as a result of competitive pricing pressures, promotional programs and customers who negotiate price reductions in exchange for longer term purchase commitments. The pricing of products depends on the specific features and functions of the products, purchase volumes and the level of sales and service support. We expect competition to increase in the future. As we experience pricing pressure, we anticipate that the average selling prices and gross margins for our products will decrease over product life cycles. We cannot assure you that we will be successful in developing and introducing on a timely basis new products with enhanced features, or that these products, if introduced, will enable us to maintain our average selling prices and gross margins at current levels.

We offer retroactive price protection to our major distributors and if we fail to balance their inventory with end user demand for our products, our allowance for price protection may be inadequate. This could adversely affect our results of operations.

   We provide our major distributors with price protection rights for inventories of our products held by them. If we reduce the list price of our products, our major distributors receive refunds or credits from us that reduce the price of such products held in their inventory based upon the new list price. As of December 31, 1999, we estimate that approximately $1.2 million of our products were in our distributors' inventory and therefore subject to price protection. This amount represented approximately 5.7% of our revenue for the year ending December 31, 1999. We have provided less than $100,000 of credits under our price protection policies in the past three fiscal years. Future credits for price protection will depend on the percentage of our price reductions for the products in inventory and our ability to manage the level of our major distributors' inventory. New product introductions or price reductions by us or our competitors could result in significant product price adjustments. If future price protection adjustments are higher than expected, our future results of operations could be materially adversely affected.

We are dependent on international sales for a substantial amount of our revenue. We face the risks of international business and associated currency fluctuations, which might adversely affect our operating results.

   International revenue represented 32% of total revenue in 1998 and 34% of total revenue in 1999. For the year ended December 31, 1999, revenue from Japan represented 11% of our total revenue, and revenue from Europe, the Middle East and Africa collectively represented approximately 17% of our total revenue. We expect that international revenue will continue to represent a substantial portion of our total revenue in the foreseeable future. Our risks of doing business abroad include our ability to maintain distribution relationships on favorable terms. To the extent we are unable to favorably renew our distribution agreements or make alternative arrangements, revenue may decrease from our international operations. We also face risks associated with general economic conditions and regulatory uncertainties associated with our international sales. Because our sales are denominated in United States dollars, the weakness of a foreign country's currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency.

   We are subject to the risks of conducting business internationally, including potential foreign government regulation of our technology, general geopolitical risks associated with political and economic instability, changes in diplomatic and trade relationships, and foreign countries' laws affecting the Internet generally.

Delays in deliveries from our component suppliers could cause our revenue to decline and adversely affect our results of operations.

   We outsource all of our hardware manufacturing and assembly from security appliances to a single manufacturer. Our SonicWALL products incorporate certain components or technologies which are only available from single or limited sources of supply. Specifically, our products rely upon microprocessors from

Motorola, Inc. and Intel Corporation and incorporate software products from third-party vendors. We do not have long-term supply arrangements with any vendor, and this may adversely affect our ability to obtain necessary components or technology for our products. If we are unable to purchase such components or maintain licenses from these suppliers, this may delay or prevent product shipments and result in a loss of sales. This could cause a loss of revenue which would adversely affect our results of operations. We may not be able to replace any of these supply sources on economically advantageous terms. In addition, our products utilize components that have in the past been subject to market shortages and price fluctuations. If we experience price increases in our product components, we will experience declines in our gross margin.

We may have to defend lawsuits or pay damages in connection with any alleged or actual failure of our products and services.

   Because our products and services provide and monitor Internet security and may protect valuable information, we may face claims for product liability, tort or breach of warranty. Anyone who circumvents our security measures could misappropriate the confidential information or other property of endusers using our products and services or interrupt their operations. If that happens, affected endusers or others may sue us. In addition, we may face liability for breaches caused by faulty installation of our products by resellers or endusers. Although we attempt to reduce the risk of losses from claims through contractual warranty disclaimers and liability limitations, these provisions may be unenforceable. Some courts, for example, have found contractual limitations of liability in standard computer and software contracts to be unenforceable in some circumstances. Defending a lawsuit, regardless of its merit, could be costly and could divert management attention. Although we currently maintain business liability insurance, this coverage may be inadequate or may be unavailable in the future on acceptable terms, if at all. Our business liability insurance has no specific provisions for potential liability for Internet security breaches.

A security breach of our internal systems or those of our customers could harm our business.

   Because we provide Internet security, we may become a greater target for attacks by computer hackers. We will not succeed unless the marketplace is confident that we provide effective Internet security protection. Networks protected by our products may be vulnerable to electronic break-ins. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. Although we have not experienced any act of sabotage or unauthorized access by a third party of our internal network to date, if an actual or perceived breach of Internet security occurs in our internal systems or those of our end-user customers, regardless of whether we cause the breach, it could adversely affect the market perception of our products and services. This could cause us to lose current and potential customers, resellers, distributors or other business partners.

We rely primarily on one contract manufacturer for all of our product manufacturing and assembly, and if we cannot obtain its services, we may not be able to ship products.

   We outsource all of our hardware manufacturing and assembly primarily to one third-party manufacturer and assembly house--Flash Electronics, Inc. We do not have a long-term manufacturing contract with this vendor. Flash Electronics has produced products with acceptable quality, quantity and cost in the past, but it may be unable or unwilling to meet our future demands. Our operations could be disrupted if we have to switch to a replacement vendor or if our hardware supply is interrupted for an extended period. This could result in loss of customer orders and revenue.

Acquisitions of products and technologies may result in disruptions to our business and management due to difficulties integrating personnel and operations.

   Although we have no current plans, agreements or commitments with respect to any acquisition, we may make acquisitions or investments in other companies, products or technologies. If we make any acquisitions, we will be required to integrate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management's attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners.

   We may have to incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets.

We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively.

   Unauthorized parties may misappropriate or infringe our trade secrets, copyrights, trademarks and similar proprietary rights. We have not received any patent protection for our technology or products. Even if we obtain such patents, that does not guarantee that our patent rights are valuable, create a competitive barrier, or will be free from infringement. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

Potential intellectual property claims and litigation could subject us to significant liability for damages and invalidation of our proprietary rights.

   In the future, we may have to resort to litigation to protect our intellectual property rights or trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation, regardless of its success, would probably be costly and require significant time and attention of our key management and technical personnel. Litigation could also force us to:

  . stop or delay selling, incorporating or using products that incorporate the challenged intellectual property;

  . pay damages;

  . enter into licensing or royalty agreements, which may be unavailable on acceptable terms; or

  . redesign products or services that incorporate infringing technology.

   We may face infringement claims from third parties in the future. The computer industry has seen frequent litigation over intellectual property rights. We expect that infringement claims will be more frequent for Internet participants as the number of products, services and competitors grows and functionality of products and services overlaps.

Undetected product errors or defects could result in loss of revenue, delayed market acceptance and claims against us.

   We offer a one-year warranty on all of our products, allowing the end user to receive a repaired or replacement product for any defective unit. Historically, refunds based on product warranty claims have been insignificant. Although we have discovered few errors or defects in our products, our products may contain undetected errors or defects. If there is a product failure, we may have to replace all affected products without being able to book revenue for such replacement units, or we may have to refund the purchase price for such units. Because of our recent introduction of Internet security products, we have little experience in gauging the risk of unexpected product failures or defects. Despite extensive testing, some errors are discovered only after a product has been installed and used by customers. Any errors discovered after commercial release could result in loss of revenue and claims against us. In the year ended December 31, 1999, refunds attributable to errors or defects in products amounted to less than 1% of total revenue for the period.

If we do not retain our key employees and attract new employees, our ability to execute our business strategy will be impaired.

   We compete for employees in California's Silicon Valley, one of the most difficult employer environments in the United States. Our future success will depend largely on the efforts and abilities of our current senior management and our ability to attract and retain additional key development, technical, operations, information systems, customer support and sales and marketing personnel. We do not have employment contracts with any of our key employees, who may leave us at any time. Specifically, the services of Sreekanth Ravi, President and Chief Executive Officer, and Sudhakar Ravi, Chief Technical Officer, would be difficult to replace. We do not maintain life insurance for any of our key personnel. See "Management" for detailed information on our key personnel.

                                 Industry Risks

Our revenue growth is dependent on the continued growth of broadband access services, which are currently in early stages of development, and if such services are not widely adopted or we are unable to address the issues associated with the development of such services, our sales will be adversely affected.

   Sales of our products depend on the increased use and widespread adoption of broadband access services, such as cable, DSL, Integrated Services Digital Network, or ISDN, Frame Relay and T-1. These broadband access services typically are more expensive in terms of required equipment and ongoing access charges than is the case with Internet dial-up access providers. Our business, prospects, results of operations and financial condition would be materially adversely affected if the use of broadband access services does not increase as anticipated or if our customers' access to broadband services is limited. Critical issues concerning use of broadband access services are unresolved and will likely affect the use of broadband access services. These issues include:

  . security;

  . reliability;

  . bandwidth;

  . congestion;

  . cost;

  . ease of access; and

  . quality of service.

   Even if these issues are resolved, if the market for products that provide broadband access to the Internet fails to develop, or develops at a slower pace than we anticipate, our business, prospects, results of operations and financial condition would be materially adversely affected.

   The broadband access services market is new and is characterized by rapid technological change, frequent enhancements to existing products and new product introductions, changes in customer requirements and evolving industry standards. We may be unable to respond quickly or effectively to these developments. The introduction of new products by competitors, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards, could render our existing or future products obsolete, which would materially adversely affect our business, prospects, results of operations and financial condition.

   The emergence of new industry standards might require us to redesign our products. If our products fail to comply with widely adopted industry standards, our customers and potential customers may not purchase our products. This would have a material adverse effect on our business, prospects, results of operations and financial condition.

If we are unable to compete successfully in the highly competitive market for Internet security products and services, our business will fail.

   The market for Internet security products is world-wide and highly competitive, and we expect competition to intensify in the future. There are few substantial barriers to entry, and additional competition from existing competitors and new market entrants will likely occur in the future. Current and potential competitors in our markets include, but are not limited to the following, all of whom sell world-wide or have a presence in most of the major markets for such products:

  . enterprise firewall software vendors such as Check Point Software and Axent Technologies, Inc.;

  . network equipment manufacturers such as Cisco Systems, Lucent
    Technologies, Inc., Nortel Networks Corp., 3COM Corporation and Nokia
    Corp.;

  . computer or network component manufacturers such as Intel Corporation;

  . operating system software vendors such as Microsoft Corporation, Novell, Inc. and Sun Microsystems, Inc.;

  . security appliance suppliers such as WatchGuard Technologies, Inc. and NetScreen Technologies, Inc.; and

  . low cost Internet router suppliers which may include limited Internet security functionality.

   Most of our competitors to date have generally targeted large enterprises' security needs with firewall products that range in price from approximately $5,000 to more than $15,000, which may increase competitive pressure on some of our products, resulting in both lower prices and gross margins. Recently, some of our competitors have introduced products priced at less than $1,000. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. Nothing prevents or hinders these actual or potential competitors from entering our target markets at any time. In addition, our competitors may bundle products competitive to ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products. If these companies were to use their greater financial, technical and marketing resources in our target markets, it could adversely affect our business.

Rapid changes in technology and industry standards could render our products and services unmarketable or obsolete, and we may be unable to successfully introduce new products and services.

   To succeed, we must continually change and improve our products in response to rapid technological developments and changes in operating systems, broadband Internet access, application and networking software, computer and communications hardware, programming tools, computer language technology and other security threats. We may be unable to develop new products and services or achieve and maintain market acceptance of them once they have come to market. Product development for Internet security appliances requires substantial engineering time and testing. Releasing new products and services prematurely may result in quality problems, and delays may result in loss of customer confidence and market share. In the past, we have on occasion experienced delays in the scheduled introduction of new and enhanced products and services, and we may experience delays in the future. When we do introduce new or enhanced products and services, we may be unable to manage the transition from the older products and services to minimize disruption in customer ordering patterns, avoid excessive inventories of older products and deliver enough new products and services to meet customer demand.

Governmental regulations affecting Internet security could affect our revenue.

   Any additional governmental regulation of imports or exports or failure to obtain required export approval of our encryption technologies could adversely affect our international and domestic sales. The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. In addition, from time to time governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Additional regulation of encryption technology could delay or prevent the acceptance and use of encryption products and public networks for secure communications. This, in turn, could decrease demand for our products and services.

   In addition, some foreign competitors are subject to less stringent controls on exporting their encryption technologies. As a result, they may be able to compete more effectively than we can in the United States and international Internet security market.

   Recently, political attention has resulted in legislative efforts to make the Internet safe for children at schools and other educational institutions receiving federal assistance by linking the receipt of federal funds to the existence of content filtering and security software for such institutions' Internet connections. Some have questioned the constitutionality or other legality of such efforts, but we believe that any government controls or attempts to regulate the Internet could have a material effect on our business. A government requirement of Internet security for schools receiving federal funds would encourage purchases of our SonicWALL products; a court ruling that prohibited such a requirement after the requirement was in place might reduce sales to these market segments.

Our failure or the failure of our key suppliers and customers to be year 2000 compliant could negatively impact our business.

   We believe that we have successfully rendered our products, internal management and other administrative systems and external information systems year 2000 compliant. In addition, we have surveyed the vendors of the third-party technologies we incorporate into our products and services and applied updates or arrangements to correct potential year 2000 compliance problems. Since January 1, 2000, we have experienced no disruptions in our business operations as a result of year 2000 compliance problems or otherwise, and we have received no reports of any year 2000 problems with our products and services. We are continuing to monitor third-party vendors of incorporated technologies for additional recommended year 2000 upgrades, which we will apply as soon as they become available. To date, the total cost of our efforts to address year 2000 compliance has not been material.

   Nonetheless, some problems related to year 2000 risks may not appear until several months after January 1, 2000. Year 2000 issues could include problems with our own products and services or with third-party products or technology that we use or with which our products exchange data. Any problems that are not identified and corrected successfully and completely could adversely affect our business. We expect that the cost to fix any year 2000 problems that may be identified, however, will involve internal labor-hours and will not be material.

                                Investment Risk

Because they own approximately 55.3% of our stock ownership, our officers, directors and their affiliates can elect the board of directors and control all matters requiring shareholder approval.

   Executive officers, directors, and entities affiliated with them, in the aggregate, beneficially own approximately 55.3% of our outstanding common stock. These shareholders, if acting together, would be able to significantly influence all matters requiring shareholder approval, including the election of directors, mergers or other forms of business combinations.

The price of our common stock has been volatile and may continue to experience volatility.

   The trading price of our shares may fluctuate widely as a result of a number of factors, most of which are outside our control. Some of these factors include:

  . quarter-to-quarter variations in our operating results;

  . our announcements about the performance of our products and our competitors' announcements about performance of their products; and

  . changes in earnings estimates by, or failure to meet the expectations of, analysts.

   In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many technology and computer software companies and which have often been unrelated to the operating performance of these companies.

Charter and bylaw provisions limit the authority of our shareholders, and therefore minority shareholders may not be able to significantly influence SonicWALL, Inc.'s governance or affairs.

   Our board of directors has the authority to issue shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by shareholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

   Our charter documents also provide for limitations on the ability of shareholders to call special meetings and act by written consent and prohibit cumulative voting for directors. As a result, minority shareholder representation on the board of directors may be difficult to establish. The charter documents also limit the persons who may call special meetings of the shareholders, prohibit shareholder actions by written consent and establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by shareholders at shareholder meetings.

ITEM 2. PROPERTIES

   Our headquarters are located in approximately 32,000 square feet of office space in Sunnyvale, California under a lease which expires in October 2004. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

   We are party to routine litigation incident to its business. Management believes that none of these legal proceedings will have a material adverse effect on our consolidated financial statements taken as a whole or our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock commenced trading on the Nasdaq National Market on November 11, 1999 and is traded under the symbol "SNWL". As of December 31, 1999, there were approximately 65 holders of record of the common stock. The high and low sale prices for the common stock as reported on the Nasdaq National Market were:

                                                                    High   Low
                                                                   ------ ------
   Fiscal 1999
     Fourth Quarter*.............................................. $43.50 $24.25

--------
*Commencing November 11, 1999

   We have never paid a cash dividend on its capital stock. We currently anticipate that we will retain all available funds for use in our business and we do not anticipate paying any cash dividends. Our line of credit arrangement prohibits us from paying dividends without the lender's prior consent.

   SonicWall, Inc. filed a registration statement on Form S-1 (File No. 333-85997) which became effective on November 9, 1999 to register our shares of common stock, no par value. The offering pursuant to this registration statement terminated after all shares of common stock registered on the registration statement were sold. The managing underwriters of the offering were Bear, Stearns & Co. Inc., Hambrecht & Quist LLC. and Thomas Weisel Partners, LLC. Of the shares registered and sold, 4,000,000 shares were sold for the account of SonicWall, Inc. and 600,000 shares were sold by certain selling shareholders. The offering price per share was $14.00 and the aggregate offering price to SonicWall, Inc. was $56 million and to the selling shareholders $8.4 million.

   SonicWall, Inc. incurred expenses of $5,143,938 for its account in connection with the issuance and distribution as follows:

     Underwriting discounts and commissions......................... $3,920,000
     Finders fees................................................... $        0
     Underwriter expenses........................................... $        0
     Other expenses................................................. $1,239,000
                                                                     ----------
       Total........................................................ $5,159,000
                                                                     ==========

   Of the foregoing expenses, $350,000 was paid to Manatt, Phelps & Phillips, LLP for legal services rendered. Jerold F. Petruzzelli, a director of SonicWall, Inc. is a partner of Manatt, Phelps & Phillips, LLP.

   Net offering proceeds to SonicWall, Inc. was $50.9 million. From the effective date of the registration statement to December 31, 1999, SonicWall, Inc. has used net offering proceeds to invest in short-term investments which were cash and cash equivalents at December 31, 1999.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K. The consolidated statements of operations data for each of the years in the three year period ended December 31, 1999 and the balance sheet data at December 31, 1998 and 1999 are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 1995 and 1996 and the balance sheet data at December 31, 1995, 1996 and 1997 are derived from audited financial statements which are not included in this Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in the future.

                                            Year Ended December 31,
                                     -----------------------------------------
                                      1995     1996    1997    1998     1999
                                     -------  ------  ------  -------  -------
                                     (in thousands, except per share data)
Statement of Operations Data:
Revenue
  Internet security................  $   --   $  --   $  250  $ 2,349  $19,403
  Ethernet.........................   10,482   9,356   9,092    5,166    1,644
                                     -------  ------  ------  -------  -------
    Total revenue..................   10,482   9,356   9,342    7,515   21,047
Cost of revenue....................    6,411   5,915   4,842    3,308    5,961
                                     -------  ------  ------  -------  -------
Gross margin.......................    4,071   3,441   4,500    4,207   15,086
Operating expenses
  Research and development.........    1,241   1,048   1,983    2,051    3,634
  Sales and marketing..............    1,856   1,665   2,468    2,870    5,342
  General and administrative.......      529     432     644      753    1,761
  Deferred stock compensation......      --      --      --        42    2,895
                                     -------  ------  ------  -------  -------
    Total operating expenses.......    3,626   3,145   5,095    5,716   13,632
                                     -------  ------  ------  -------  -------
Income (loss) from operations......      445     296    (595)  (1,509)   1,454
Other income (expense), net........      (30)     22      29       54      536
                                     -------  ------  ------  -------  -------
Income (loss) before income taxes..      415     318    (566)  (1,455)   1,990
Benefit from (provision for) income
 taxes.............................     (164)   (350)     99       (6)  (1,832)
                                     -------  ------  ------  -------  -------
Net income (loss)..................  $   251  $  (32) $ (467) $(1,461) $   158
                                     =======  ======  ======  =======  =======
Basic net income (loss) per share..  $  0.03  $  --   $(0.06) $ (0.13) $  0.01
                                     =======  ======  ======  =======  =======
Diluted net income (loss) per
 share.............................  $  0.02  $  --   $(0.06) $ (0.13) $  0.01
                                     =======  ======  ======  =======  =======
Shares used in calculation of basic
 net income (loss) per share.......    9,626   8,460   8,461   11,251   17,334
                                     =======  ======  ======  =======  =======
Shares used in calculation of
 diluted net income (loss) per
 share.............................   11,224   8,460   8,461   11,251   21,196
                                     =======  ======  ======  =======  =======
                                                 December 31,
                                     -----------------------------------------
                                      1995     1996    1997    1998     1999
                                     -------  ------  ------  -------  -------
Consolidated Balance Sheet Data:
Cash and cash equivalents..........  $   145  $1,036  $  787  $ 1,051  $62,589
Total assets.......................    2,810   3,448   2,374    4,751   71,239
Total shareholders' equity.........  $   963  $  932  $  465  $ 1,488  $60,750

   See Note 1 of Notes to Consolidated Financial Statements for information concerning the calculation of basic and diluted net income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following commentary should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "intend" or "continue," or the negative of such terms and other comparable terminology. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this documents.

Overview

   From inception through 1996, we derived substantially all of our revenue from the development and marketing of networking products for Apple Macintosh computers. These products enable Apple Macintosh computers to connect to computer networks using Ethernet communications standards. The Ethernet standard was developed in the 1970s by Xerox Corporation and is the most widely used technology to facilitate communication between computers on local area networks. The Ethernet standard is defined by the Institute of Electrical and Electronics Engineers and specifies the speed and other characteristics of a computer network. In 1998, we made a strategic business decision to concentrate our resources in the Internet security market due to our belief that this market had better long-term growth prospects. As a result, we stopped shipments of our Ethernet product line during December 1999. In October 1997, we introduced our first Internet security appliance, the SonicWALL DMZ, and began volume shipments in 1998. In 1998 we began offering content filtering subscriptions to our SonicWALL customers. Customers can purchase subscriptions for one to four years, and they receive weekly updated lists of objectionable web site addresses to which they can block access. We now focus all our development, marketing and sales efforts on the Internet security appliance market. Our shift to selling Internet security products has not required any significant restructuring of our personnel, facilities, manufacturing or operations. We do not expect any significant charges related to our Ethernet product inventories or warranty obligations. In 1998, our Internet security products represented approximately 31% of our total revenue and in 1999 they represented 92% of our total revenue. In 1998, our Ethernet products represented 69% of our total revenue and in 1999, Ethernet products represented approximately 8% of our total revenue.

   Our SonicWALL products are sold primarily through distributors who then resell our products to resellers and selected retail outlets. These resellers then sell our products to end-users. Two of our distributors, Ingram Micro, Inc. and Tech Data Corp., both of which are global computer equipment and accessory distributors, account for approximately 46% of our revenue. In 1998, sales to Ingram Micro accounted for 34% of our revenue. In 1999, sales to Ingram Micro and Tech Data accounted for 34% and 12% of our revenue, respectively.

   Our revenue consists primarily of product sales and, to a lesser extent, subscription fees from content filtering services and extended warranty contract fees. Product sales comprised approximately 95% of total revenue for the year ended December 31, 1999. We generally recognize revenue when we ship products to our customers. Agreements with many of our distributors provide for stock rotation, price protection and co-op advertising rights. Stock rotation rights provide a distributor the right to exchange unsold inventory for alternative products. Ingram Micro's right to return or rotate its stock on-hand is unlimited, and therefore we recognize revenue for product sales to Ingram Micro when it has sold the product to its customers. Ingram Micro does not have the right to return non-defective products to us if a customer of Ingram Micro returns such a product to Ingram Micro. For all other distributors, the value of stock that can be rotated is generally limited to 15% of the prior quarter's purchases. Co-op advertising rights provide a distributor the right to be reimbursed up to 3% of the prior quarter's sales for costs it has incurred associated with advertising our products. For all of our distributors, we provide an allowance for sales returns, price protection rights and reserves for warranty and co-op advertising costs at the time of revenue recognition. Price reductions which may result in price protection require the approval of our president, chief financial officer, and vice president of sales. Subscription fees and extended warranty fees are deferred and amortized over the period of the related contracts. Subscription and extended warranty fees to date have not been material.

   To date, a significant portion of our revenue has been dependent on large purchase orders from a limited number of distributors. These purchase orders typically have short lead times and are subject to delay or cancellation without penalty. We anticipate that our operating results for a given period will continue to depend on a small number of customers. If we experience a decline in revenue from any of our significant distributors in a given quarter, our revenue for that quarter, or following quarters, will be adversely affected. This could adversely affect our business, prospects, results of operations and financial condition. Furthermore, if any of our significant customers experiences financial difficulties, our sales to these customers may be reduced, and we may have difficulty collecting accounts receivable from these customers. Any delay in large customer orders or customer financial difficulties could have a material adverse effect on our business, prospects, results of operations and financial condition.

   We primarily use one contract manufacturer to manufacture our products. We also rely on single or limited source suppliers to provide key components of our products. A significant portion of our cost of revenue is related to these suppliers. These relationships are subject to a variety of risks.

   In August 1998, we acquired all the partnership interest of AckFin Networks, a California general partnership, in exchange for an aggregate of 5,426,184 shares of all common stock with an estimated value of $0.90 per share, or $4,883,000, and the assumption of $150,000 in liabilities. The controlling partners of AckFin, Sreekanth Ravi and Sudhakar Ravi, two of our executive officers and principal shareholders, were also the majority shareholders of SonicWALL, Inc. and, therefore, were deemed to be a control group for purposes of determining the amount of purchase price to be "stepped-up." The value of the exchanged shares for AckFin was accounted for as a reorganization of entities under common control. Accordingly, net assets acquired were valued by applying carryover basis to the control group interest and a stepped-up basis to the minority interest. The step-up of the minority interest resulted in an intangible asset of $2,517,000. This intangible asset was attributed to acquired completed technology and will be amortized over a period of three years. Amortization expense was $350,000 and $839,000 for the years ended 1998 and 1999, respectively. The intangible assets acquired by us were rights to the completed core technology developed by AckFin that provides the foundation for our Internet products. Since this transaction occurred between entities that were under common control, the financial results of AckFin have been combined with our results for the period since the inception of AckFin, April 1997, through the date of exchange, August 1998. Expenses totaling $150,000 and $775,000 for the years ended December 31, 1997 and 1998, respectively, were included in the accompanying statements of operations. AckFin did not have any revenue transactions with unrelated third parties. Except for the expenses noted above, all other financial transactions for AckFin were eliminated upon combination with SonicWALL, Inc.

   In 1998, we recorded total deferred stock compensation of approximately $48,000 in connection with stock and stock options granted during 1998 at prices subsequently deemed to be below fair market value on the date of grant. Options granted are typically subject to a four-year vesting period. Restricted stock acquired through the exercise of unvested stock options is subject to our right to repurchase the unvested stock at the price paid, which right lapses over a four-year period. We are amortizing the deferred stock compensation over the vesting periods of the applicable options and the repurchase periods for the restricted stock. In 1999, we have recorded approximately $6.1 million in additional deferred stock compensation for stock options granted in the year ended December 31, 1999, at prices subsequently deemed to be below fair market value on the date of grant. We amortized approximately $2.9 million of deferred stock compensation for the year ended December 31, 1999. Additionally, in 1999, the Company granted options to purchase common stock to certain consultants in exchange for services rendered. These options are subject to variable plan accounting with fair value re-measurements at the end of each quarterly reporting period.

Results of Operations

   The following table sets forth financial data for the years indicated as a percentage of total revenue:

                                 Year Ended December 31,
                                 ---------------------------
                                  1997      1998      1999
                                 -------   -------   -------
   Revenue
     Internet security.........      2.7 %    31.3 %    92.2 %
     Ethernet..................     97.3      68.7       7.8
                                 -------   -------   -------
       Total revenue...........    100.0     100.0     100.0
   Cost of revenue.............     51.8      44.0      28.3
                                 -------   -------   -------
   Gross margin................     48.2      56.0      71.7
   Operating expenses
     Research and development..     21.3      27.3      17.3
     Sales and marketing.......     26.4      38.2      25.4
     General and
      administrative...........      6.9      10.0       8.4
     Deferred stock
      compensation.............      --        0.6      13.7
                                 -------   -------   -------
       Total operating
        expenses...............     54.6      76.1      64.8
                                 -------   -------   -------
   Income (loss) from
    operations.................     (6.4)    (20.1)      6.9
   Other income (expense),
    net........................      0.3       0.7       2.6
                                 -------   -------   -------
   Income (loss) before income
    taxes......................     (6.1)    (19.4)      9.5
   Benefit from (provision for)
    income taxes...............      1.1      (0.1)     (8.7)
                                 -------   -------   -------
   Net income (loss)...........     (5.0)%   (19.5)%     0.8 %
                                 =======   =======   =======

 1999 compared to 1998

   Internet security revenue. We shipped our first Internet security appliance product, the SonicWALL DMZ, near the end of 1997, and in 1998 we were in the early stages of our sales and marketing efforts for this product. Revenue from sales of our security appliance products increased to $ 19.4 million in the year ended December 31, 1999 from $2.3 million in the year ended December 31, 1998. This revenue growth was due primarily to the introduction of our SonicWALL PRO product, the expansion of our distribution channel and increasing demand in the security appliance market.

   Ethernet revenue. Revenue from our Ethernet products declined to $1.6 million in the year ended December 31, 1999 from $5.2 million in the year ended December 31, 1998. This decrease was directly related to our 1997 decision to focus our development, sales and marketing efforts on our Internet security appliance products. We stopped shipment of Ethernet products during December 1999.

   Cost of revenue; gross margin. Cost of revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, all warranty costs and any inventory provisions or write-downs are expensed as cost of revenue. Cost of revenue increased to $6.0 million in the year ended December 31, 1999 from $3.3 million in the year ended December 31, 1998, primarily as a result of increased product sales. Gross margin increased to $15.1 million, or 72% of total revenue, in the year ended December 31, 1999 from $4.2 million, or 56% of total revenue, in the year ended December 31, 1998. The increase in gross margin relates primarily to the increase in sales of higher gross margin security appliance products, and a decrease in sales of lower gross margin Ethernet products. In addition, as the volume of units shipped has increased, our cost of revenue has declined as a percentage of revenue as a result of lower component costs due to higher purchase volumes, and lower manufacturing and overhead costs per unit related to economies of scale. Our gross margins are affected by fluctuations in manufacturing volumes, component costs and the mix of products sold. In addition, an increase in total sales to original equipment manufacturers compared to total sales to our distribution partners will result in a decrease in gross margins. We must manage each of these factors effectively for our gross margins to remain at current levels.

   Research and development. Research and development expenses primarily consist of personnel costs related to engineering and technical support, contract consultants, outside testing services, amortization of acquired technology from AckFin, and equipment and supplies associated with enhancing existing products and developing new products. Research and development expenses increased to $3.6 million in the year ended December 31, 1999 from $2.1 million in the year ended December 31, 1998. Research and development spending increased during 1999 by approximately $1.0 million related to the hiring of additional personnel, amortization of acquired technology of approximately $0.8 million and increased overhead and consulting costs.

   Sales and marketing. Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, and costs related to customer support, travel, trade shows, promotional and advertising costs. Sales and marketing expenses increased to $5.3 million in the year ended December 31, 1999 from $2.9 million in the year ended December 31, 1998. This increase primarily relates to increased hiring of sales and marketing personnel, increased travel and attendance at trade shows, increases in customer support personnel and expanded sales and marketing efforts in international markets. We intend to increase sales and marketing expenses as we add personnel to support our domestic and international sales and marketing efforts.

   General and administrative. General and administrative expenses primarily consist of personnel costs for administrative officers and support personnel, legal, accounting and consulting fees, and facility expenses. Our general and administrative expenses increased to $1.8 million for the year ended December 31, 1999 from $0.8 million in the year ended December 31, 1998. This increase was primarily due to increases in staffing and related personnel costs to support our growth, as well as increased professional services costs.

   Deferred stock compensation. Amortization of deferred stock compensation was $2.9 million in the year ended December 31, 1999. This amortization relates to deferred compensation of $6.1 million, related to stock options granted in the year ended December 31, 1999. We are amortizing this amount over the vesting periods of the applicable options. Amortization of deferred stock compensation in the year ended December 31, 1998 was $42,000.

   Other income (expense), net. Other income (expense), net consists primarily of interest income on our cash and cash equivalents, and increased to $0.5 million for the year ended December 31, 1999 from $54,000 in the year ended December 31, 1998. This increase was related primarily to higher interest earnings on cash that increased in amount from $1.1 million to $62.6 million in the comparable period.

   Provision for income taxes. The provision for income taxes in the year ended December 31, 1999 was $1.8 million. The provision for income taxes in the year ended December 31, 1998 was $6,000. In both periods, the provision for income taxes is based on an estimated effective rate for each of the respective calendar years. The effective tax rate in the year ended December 31, 1999 was 37.5% before the effect of amortization of deferred compensation, a permanent, non-deductible book/tax difference. This effective rate reflects statutory federal and state tax rates net of the estimated realization of deferred tax assets. In determining this effective rate, we concluded that it was more likely than not that we would realize the full value of this deferred tax asset based upon our estimate of profitability and our assessment of tax refunds available from net loss carrybacks in the event future profitability was less than our estimates.

 1998 compared to 1997

   Internet security revenue. Internet security revenue increased to $2.3 million in 1998 from $0.3 million in 1997 and related primarily to a full year of shipments of our expanded SonicWALL product offerings in 1998.

   Ethernet revenue. Ethernet revenue declined to $5.2 million in 1998 from $9.1 million in 1997. This decline in Ethernet revenue related to our 1997 decision to focus development, sales and marketing efforts on our Internet security appliance products. Our development, marketing and sales efforts are now entirely focused on the Internet security appliance market.

   Gross margin. In 1998, gross margin was $4.2 million, or 56% of revenue, compared to $4.5 million, or 48% of revenue, in 1997. The percentage increase in gross margin from 1997 to 1998 relates primarily to the increase in sales of higher margin Internet security appliance products.

   Research and development. Research and development expenses increased to $2.1 million in 1998 from $2.0 million in 1997. This increase from 1997 to 1998 relates primarily to amortization of acquired technology offset in part by a reduction in compensation paid to a founder.

   Sales and marketing. Sales and marketing expenses increased to $2.9 million in 1998 from $2.5 million in 1997. These increases were primarily due to the hiring of additional sales and marketing personnel, as well as increases in travel, trade shows, promotional and advertising costs.

   General and administrative. General and administrative expenses increased to $0.8 million in 1998 from $0.6 million in 1997. These increases were due mainly to the addition of administrative personnel, professional services fees and facility expenses to support the growth of our operations.

   Deferred stock compensation. During 1998, we recorded deferred compensation of $48,000 in connection with stock option grants of which $42,000 was amortized in the year ended December 31, 1998. We are amortizing this amount over the vesting periods of the applicable options.

Quarterly Results of Operations

   The following tables set forth our unaudited quarterly results of operations, in dollars and as a percentage of total revenue, for the eight quarters ended December 31, 1999. You should read the following tables in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K. We have prepared this unaudited information on the same basis as our audited financial statements. These tables include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter.

                                                                     Three Months Ended
                                 -----------------------------------------------------------------------------------------------
                                 March 31,  June 30,  September 30, December 31, March 31,  June 30,  September 30, December 31,
                                   1998       1998        1998          1998       1999       1999        1999          1999
                                 ---------  --------  ------------- ------------ ---------  --------  ------------- ------------
                                                                       (in thousands)
Revenue
 Internet security..........      $  157     $  248      $  519        $1,425     $2,251     $3,223      $5,203        $8,726
 Ethernet...................       1,546      1,355       1,555           710        813        403         258           170
                                  ------     ------      ------        ------     ------     ------      ------        ------
 Total revenue..............       1,703      1,603       2,074         2,135      3,064      3,626       5,461         8,896
                                  ------     ------      ------        ------     ------     ------      ------        ------
Cost of revenue.............         833        819         833           823        943      1,055       1,464         2,499
                                  ------     ------      ------        ------     ------     ------      ------        ------
Gross margin................         870        784       1,241         1,312      2,121      2,571       3,997         6,397
Operating expenses
 Research and development...         385        437         595           634        658        723         817         1,436
 Sales and marketing........         661        739         682           788        811      1,043       1,554         1,934
 General and administrative..        184        125         232           212        332        362         495           572
 Deferred stock compensation..       --         --          --             42         15        768         518         1,594
                                  ------     ------      ------        ------     ------     ------      ------        ------
 Total operating expenses...       1,230      1,301       1,509         1,676      1,816      2,896       3,384         5,536
                                  ------     ------      ------        ------     ------     ------      ------        ------
Income (loss) from
 operations.................        (360)      (517)       (268)         (364)       305       (325)        613           861
Other income (expense),
 net........................           9         13          14            18         41         91          73           331
                                  ------     ------      ------        ------     ------     ------      ------        ------
Income (loss) before income
 taxes......................        (351)      (504)       (254)         (346)       346       (234)        686         1,192
Provision for income taxes..         --         --          --              6        135        200         452         1,045
                                  ------     ------      ------        ------     ------     ------      ------        ------
Net income (loss)...........      $ (351)    $ (504)     $ (254)       $ (352)    $  211     $ (434)     $  234        $  147
                                  ======     ======      ======        ======     ======     ======      ======        ======
                                                                 As a Percentage of Revenue
                                 -----------------------------------------------------------------------------------------------
                                 March 31,  June 30,  September 30, December 31, March 31,  June 30,  September 30, December 31,
                                   1998       1998        1998          1998       1999       1999        1999          1999
                                 ---------  --------  ------------- ------------ ---------  --------  ------------- ------------
Revenue
 Internet security..........         9.2 %     15.5 %      25.0 %        66.7 %     73.5 %     88.9 %      95.3 %        98.1 %
 Ethernet...................        90.8       84.5        75.0          33.3       26.5       11.1         4.7           1.9
                                  ------     ------      ------        ------     ------     ------      ------        ------
 Total revenue..............       100.0      100.0       100.0         100.0      100.0      100.0       100.0         100.0
                                  ------     ------      ------        ------     ------     ------      ------        ------
Cost of revenue.............        48.9       51.1        40.2          38.5       30.8       29.1        26.8          28.1
                                  ------     ------      ------        ------     ------     ------      ------        ------
Gross margin................        51.1       48.9        59.8          61.5       69.2       70.9        73.2          71.9
Operating expenses
 Research and development...        22.6       27.3        28.7          29.7       21.5       19.9        15.0          16.2
 Sales and marketing........        38.8       46.1        32.9          36.9       26.4       28.8        28.5          21.7
 General and
  administrative............        10.8        7.8        11.2           9.9       10.8       10.0         9.0           6.4
 Deferred stock compensation..       --         --          --            2.0        0.5       21.2         9.5          17.9
                                  ------     ------      ------        ------     ------     ------      ------        ------
 Total operating expenses...        72.2       81.2        72.8          78.5       59.2       79.9        62.0          62.2
                                  ------     ------      ------        ------     ------     ------      ------        ------
Income (loss) from operations..    (21.1)     (32.3)      (13.0)        (17.0)      10.0       (9.0)       11.2           9.7
Other income (expense),
 net........................         0.5        0.8         0.7           0.8        1.3        2.5         1.3           3.7
                                  ------     ------      ------        ------     ------     ------      ------        ------
Income (loss) before income
 taxes......................       (20.6)     (31.5)      (12.3)        (16.2)      11.3       (6.5)       12.5          13.4
Provision for income taxes..         --         --          --            0.3        4.4        5.5         8.3          11.7
                                  ------     ------      ------        ------     ------     ------      ------        ------
Net income (loss)...........       (20.6)%    (31.5)%     (12.3)%       (16.5)%      6.9 %    (12.0)%       4.2%          1.7 %
                                  ======     ======      ======        ======     ======     ======      ======        ======

   Internet security revenue. Internet security revenue has increased in each of the eight quarters ended December 31, 1999, due to increasing market acceptance of our security appliance products and the expansion of our product line to include the SonicWALL SOHO in August 1998 and SonicWALL PRO in May 1999.

   Ethernet revenue. Ethernet revenue remained relatively flat through the first three quarters of 1998, and decreased significantly in the fourth quarter of 1998 and the four quarters of 1999. The overall decline in Ethernet revenue relates primarily to our decision to focus our development, sales and marketing resources exclusively on the security appliance product family. We stopped shipment of Ethernet products during December 1999.

   Gross margin. Our gross margin has generally increased each quarter since the quarter ended March 31, 1998. These increases have been due to the introduction of our new security appliance products, which have higher average selling prices and higher gross margins, the reduction of production costs on a per unit basis as manufacturing volumes have increased, the reduction in materials costs due to increased purchase volumes, and improved absorption of manufacturing infrastructure costs. Gross margin decreased in the quarter ended December 31, 1999 due to the increased shipments of OEM products which have lower gross margins.

   Operating expenses. Our operating expenses have increased in each of the eight quarters ended December 31, 1999 to $5.5 million in the quarter ended December 31, 1999 from $1.2 million in the quarter ended March 31, 1998. These increases related primarily to development of new products, increased marketing of new products, and increased investments in our internal infrastructure to support our growth.

Liquidity and Capital Resources

   Since our inception, we have financed our operations through cash flows from operations, private sales of securities and, to a lesser extent, bank borrowings. During the year ended December 31, 1999, we generated $5.8 million in cash from operating activities. This increase resulted from a significant increase in Internet security revenue, offset in part by a $3.4 million increase in accounts receivable and $1.0 million increase in prepaids and other current assets. We expect that accounts receivable will continue to increase if our revenue continues to rise and that we will continue to increase our investment in capital assets to expand our operations. During 1998, we generated $0.4 million in cash from operating activities, compared to a $0.4 million decrease from operating activities in 1997. Investing activities related to purchases of property and equipment used cash of $0.1 million in 1998 and $0.5 million in the year ended December 31, 1999. In 1997 purchases of property and equipment were immaterial.

   In February 1999, we completed a private placement of approximately $5.0 million of redeemable Series A convertible preferred stock. SonicWALL, Inc. conducted no significant financing activities in 1997 or 1998. In November 1999, we completed our initial public offering of 4,000,000 primary shares of common stock at $14.00 per share which generated net proceeds to us of approximately $50.9 million. In connection with the initial public offering, all outstanding shares of preferred stock automatically converted into common stock.

   Our principal source of liquidity as of December 31, 1999 consisted of $62.6 million in cash and cash equivalents. As of December 31, 1999 we have a credit facility with Comerica Bank of California that provides for borrowings up to the lesser of $1.0 million or 80% of eligible accounts receivable, as defined in the credit facility. Our line of credit bears interest at the bank's reference rate plus 1.75%, which equaled 10.25% at December 31, 1999 and borrowings are secured by accounts receivable, inventories, property and equipment. The credit facility may be terminated by the lender or us on thirty days prior notice. As of December 31, 1999, there were no borrowings outstanding under this credit facility.

   We believe that the market risk arising from our holdings of financial instruments is not material.

   We believe our existing cash balances and available line of credit will be sufficient to meet our cash requirements at least through the next twelve months. However, we may be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. We cannot assure you that additional equity or debt financing will be available on acceptable terms or at all. As of the date of this offering, our sources of liquidity beyond twelve months, in management's opinion, will be our then current cash balances, funds from operations and whatever long-term credit facilities we can arrange. We have no other agreements or arrangements with third parties to provide us with sources of liquidity and capital resources beyond twelve months.

   We do not have any other debt, long-term obligations or long-term capital commitments.

Year 2000 Readiness Disclosure

   We believe that we have successfully rendered our products, internal management and other administrative systems and external information systems year 2000 compliant. In addition, we have surveyed the vendors of the third-party technologies we incorporate into our products and services and applied updates or arrangements to correct potential year 2000 compliance problems. Since January 1, 2000, we have experienced no disruption in our business operations as a result of year 2000 compliance problems or otherwise, and we have received no reports of any year 2000 compliance problems with our products and services. To date, the total cost of our efforts to address year 2000 compliance has not been material.

   Nonetheless, some problems related to year 2000 risks may not appear until several months after January 1, 2000. Year 2000 issues could include problems with our own products and services or with third party products or technology that we use or with which or products exchange data. Any problems that are not identified and corrected successfully and completely could adversely affect our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We do not use derivative financial instruments in our investment portfolio. As stated in our investment policy, we are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default and market risk. We mitigate default risk by investing in only investment-grade instruments.

   We invoice all of our foreign customers from the United States in U.S. dollars and all revenue is collected in U.S. dollars. In addition, we do not have any cash balances denominated in foreign currencies. As a result, we do not have significant market risks associated with foreign currencies or related to sales and collections.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants..........................................  34
Consolidated Balance Sheets................................................  35
Consolidated Statements of Operations......................................  36
Consolidated Statements of Shareholders' Equity............................  37
Consolidated Statements of Cash Flows......................................  38
Notes to Consolidated Financial Statements.................................  39

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of SonicWALL, Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of SonicWALL, Inc. and its subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
January 13, 2000

                                SONICWALL, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                               December 31,
                                                              ----------------
                                                               1998     1999
                                                              -------  -------
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................. $ 1,051  $62,589
  Accounts receivable, net of allowance for doubtful accounts
   of $193 and $548..........................................     677    3,687
  Inventories................................................     331      558
  Deferred income taxes......................................     366    1,556
  Prepaid expenses and other current assets..................      31    1,015
                                                              -------  -------
    Total current assets.....................................   2,456   69,405
Property and equipment, net..................................     107      435
Intangibles and other assets.................................   2,188    1,399
                                                              -------  -------
      Total assets........................................... $ 4,751  $71,239
                                                              =======  =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable........................................... $   549  $ 2,692
  Accrued payroll and related benefits.......................     145    1,205
  Other accrued liabilities..................................     748    1,839
  Deferred revenue...........................................   1,512    3,732
  Income taxes payable.......................................     309    1,021
                                                              -------  -------
    Total current liabilities................................   3,263   10,489
                                                              -------  -------
Commitments and contingencies (Note 9).......................
Shareholders' Equity:
  Preferred stock, no par value; 10,000,000 shares
   authorized;
   none issued and outstanding...............................     --       --
  Common stock, no par value; 200,000,000 shares authorized;
   16,272,164 and 23,675,385 shares issued and outstanding...   2,732   65,109
  Deferred stock compensation................................      (6)  (3,209)
  Notes receivable from shareholders.........................    (230)    (300)
  Accumulated deficit........................................  (1,008)    (850)
                                                              -------  -------
    Total shareholders' equity...............................   1,488   60,750
                                                              -------  -------
      Total liabilities and shareholders' equity............. $ 4,751  $71,239
                                                              =======  =======


  The accompanying notes are an integral part of these consolidated financial statements.

                                SONICWALL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                              Year Ended December 31,
                              -------------------------
                               1997     1998     1999
                              -------  -------  -------
Revenue
  Internet security.........  $   250  $ 2,349  $19,403
  Ethernet..................    9,092    5,166    1,644
                              -------  -------  -------
    Total revenue...........    9,342    7,515   21,047
                              -------  -------  -------
Cost of revenue
  Internet security.........      225    1,035    5,254
  Ethernet..................    4,617    2,273      707
                              -------  -------  -------
    Total cost of revenue...    4,842    3,308    5,961
                              -------  -------  -------
Gross margin................    4,500    4,207   15,086
Operating expenses
  Research and development..    1,983    2,051    3,634
  Sales and marketing.......    2,468    2,870    5,342
  General and
   administrative...........      644      753    1,761
  Deferred stock
   compensation.............      --        42    2,895
                              -------  -------  -------
    Total operating
     expenses...............    5,095    5,716   13,632
                              -------  -------  -------
Income (loss) from
 operations.................     (595)  (1,509)   1,454
Other income (expense),
 net........................       29       54      536
                              -------  -------  -------
Income (loss) before income
 taxes......................     (566)  (1,455)   1,990
Benefit from (provision for)
 income taxes...............       99       (6)  (1,832)
                              -------  -------  -------
Net income (loss)...........  $  (467) $(1,461) $   158
                              =======  =======  =======
Net income (loss) per share
  Basic.....................  $ (0.06) $ (0.13) $  0.01
                              =======  =======  =======
  Diluted...................  $ (0.06) $ (0.13) $  0.01
                              =======  =======  =======
Shares used in computing net
 income (loss) per share
  Basic.....................    8,461   11,251   17,334
                              =======  =======  =======
  Diluted...................    8,461   11,251   21,196
                              =======  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                SONICWALL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (In thousands, except share data)

                                                             Notes       Retained
                             Common Stock      Deferred    Receivable    Earnings       Total
                          ------------------    Stock         From     (Accumulated Shareholders'
                            Shares   Amount  Compensation Shareholders   Deficit)      Equity
                          ---------- ------- ------------ ------------ ------------ -------------
Balance at December 31,
 1996...................   8,461,100 $    12   $   --        $ --        $   920       $   932
Net loss................         --      --        --          --           (467)         (467)
                          ---------- -------   -------       -----       -------       -------
Balance at December 31,
 1997...................   8,461,100      12       --          --            453           465
Issuance of common stock
 upon exercise of stock
 options................   2,384,880     230       --         (230)          --            --
Issuance of common stock
 for acquisition........   5,426,184   2,442       --          --            --          2,442
Deferred stock
 compensation...........         --       48       (48)        --            --            --
Amortization of deferred
 stock compensation              --      --         42         --            --             42
Net loss................         --      --        --          --         (1,461)       (1,461)
                          ---------- -------   -------       -----       -------       -------
Balance at December 31,
 1998...................  16,272,164   2,732        (6)       (230)       (1,008)        1,488
Issuance of common stock
 upon exercise of stock
 options................     526,467     467       --         (300)          --            167
Issuance of common stock
 in connection with the
 Company's initial
 public offering, net of
 issuance costs.........   4,000,000  50,841       --          --            --         50,841
Conversion of preferred
 stock into common
 stock..................   2,876,754   4,971       --          --            --          4,971
Payments of notes
 receivable from
 shareholders...........         --      --        --          230           --            230
Deferred stock
 compensation...........         --    6,098    (6,098)        --            --            --
Amortization of deferred
 stock compensation.....         --      --      2,895         --            --          2,895
Net income..............         --      --        --          --            158           158
                          ---------- -------   -------       -----       -------       -------
Balance at December 31,
 1999...................  23,675,385 $65,109   $(3,209)      $(300)      $  (850)      $60,750
                          ========== =======   =======       =====       =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                SONICWALL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                       Year Ended December
                                                               31,
                                                      ------------------------
                                                       1997    1998     1999
                                                      ------  -------  -------
Cash flows from operating activities:
  Net income (loss).................................. $ (467) $(1,461) $   158
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization....................     63      413      905
    Loss on disposal of fixed assets.................    --       --        53
    Liabilities acquired.............................    --       (75)     --
    Provision for allowance for doubtful accounts....     52      122      366
    Amortization of deferred stock compensation......    --        42    2,895
    Changes in operating assets and liabilities:
      Accounts receivable............................   (252)    (235)  (3,375)
      Inventories....................................  1,031       20     (228)
      Prepaid expenses and other current assets......   (235)     270     (984)
      Deferred income taxes..........................     38      (89)  (1,190)
      Other assets...................................    (19)      18      (50)
      Accounts payable...............................   (150)    (114)   2,143
      Accrued payroll and related benefits...........    107      (12)   1,060
      Other accrued liabilities......................    (43)     438    1,091
      Deferred revenue...............................   (362)     828    2,220
      Income taxes payable...........................   (158)     214      712
                                                      ------  -------  -------
        Net cash provided by (used in) operating
         activities..................................   (395)     379    5,776
                                                      ------  -------  -------
Cash flows from investing activities:
  Purchase of property and equipment.................    (11)    (115)    (447)
                                                      ------  -------  -------
Cash flows from financing activities:
  Proceeds from exercise of stock options............    --       --       167
  Proceeds from issuance of redeemable Series A
   convertible preferred stock                           --       --     4,971
  Proceeds from issuance of common stock with initial
   public offering, net of issuance costs............    --       --    50,841
  Payments of notes receivable from shareholders.....    157      --       230
                                                      ------  -------  -------
        Net cash provided by financing activities....    157      --    56,209
                                                      ------  -------  -------
Net increase (decrease) in cash and cash
 equivalents.........................................   (249)     264   61,538
Cash and cash equivalents at beginning of year.......  1,036      787    1,051
                                                      ------  -------  -------
Cash and cash equivalents at end of year............. $  787  $ 1,051  $62,589
                                                      ======  =======  =======
Supplemental disclosure of cash flow information:
  Cash paid for income taxes......................... $  151  $     1  $ 2,310
Supplemental disclosure of noncash investing and
 financing activities:
  Issuance of notes receivable upon the exercise of
   stock options..................................... $  --   $   230  $   300
  Conversion of preferred stock into common stock.... $  --   $   --   $ 4,971
  Deferred stock compensation........................ $  --   $    48  $ 6,098
  Acquisition of minority interest in AckFin
   Networks.......................................... $  --   $ 2,517  $   --

  The accompanying notes are an integral part of these consolidated financial statements.

                                SONICWALL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--The Company and Summary of Significant Accounting Policies:

   SonicWALL, Inc. (the "Company") was incorporated in California in February 1991. SonicWALL, Inc. is a leading provider of Internet security solutions designed for broadband access customers in the small to medium enterprise, or SME, branch office, telecommuter and education markets. The Company's SonicWALL solution is a high-performance, solid state appliance that provides robust, reliable, easy-to-use and affordable Internet security. The Company's products enable its customers to securely utilize Internet applications and services as an integral part of their business.

   The following is a summary of the Company's significant accounting policies:

 Consolidation

   The consolidated financial statements include those of the Company and its wholly-owned subsidiary Sonic Systems International, Inc., a Delaware corporation. Sonic Systems International, Inc. is intended to be a sales office but to date has not had any significant transactions. All significant intercompany accounts and transactions are eliminated in consolidation.

   In August 1998, the Company acquired all the partnership interest of AckFin Networks ("AckFin"), a California general partnership, in exchange for an aggregate of 5,426,184 shares of the Company's common stock (estimated value of $0.90 per share, or $4,883,000) and the assumption of $150,000 in liabilities. The controlling partners of AckFin, Sreekanth Ravi and Sudhakar Ravi, two of the Company's executive officers and majority shareholders, were deemed to be a control group for purposes of determining the amount of purchase price to be "stepped-up." The value of the exchanged shares for AckFin was accounted for as a reorganization of entities under common control. Accordingly, net assets acquired were valued by applying carryover basis to the control group interest and a stepped-up basis to the minority interest. The step-up of the minority interest resulted in an intangible asset of $2,517,000. This intangible asset was attributed to acquired completed technology and will be amortized over a period of three years. Amortization expense was $350,000 and $839,000 for the years ended 1998 and 1999, respectively. The intangible assets acquired by the Company were rights to the completed core technology developed by AckFin that provides the foundation for our Internet products. Since this transaction occurred between entities that were under common control, since the inception of AckFin, the financial results of AckFin have been combined with the results of the Company for the period since the inception of AckFin (April 1997) through the date of exchange (August 1998). Expenses totaling $150,000 and $775,000 for the years ended December 31, 1997 and 1998, respectively, were included in the accompanying statements of operations. AckFin did not have any revenue transactions with unrelated third parties. Except for the expenses noted above, all other financial transactions for AckFin were eliminated upon combination with the Company.

 Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and cash equivalents

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                                SONICWALL, INC.

 Fair value

   The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities. The Company does not hold or issue financial instruments for trading purposes.

 Concentration of credit risk, foreign operations and significant customers

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its temporary cash investments in corporate bonds, commercial paper and, money market accounts with high credit quality financial institutions. The Company's accounts receivable are derived from revenue earned from customers located in the U.S. and certain foreign countries and regions, including Europe, Canada, Japan and Australia. Sales to foreign customers for the year ended December 31, 1997, 1998 and 1999 all of which were denominated in U.S. dollars, accounted for 36%, 32% and 34% of total revenue, respectively. The Company performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

   During the year ended December 31, 1998, one customer accounted for 34% of the Company's revenue and at December 31, 1998, this one customer accounted for 39% of total gross receivables. During the year ended December 31, 1999, two customers accounted for 46% of the Company's revenue and at December 31, 1999, and three customers accounted for 74% of total gross receivables.

   The Company is dependent on a third party contract manufacturers and some of the key components in the Company's product come from single or limited sources of supply.

 Inventories

   Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis.

 Property and equipment

   Property and equipment are stated at cost. Depreciation is computed using the straight-line method over their estimated useful lives, which range from three to five years. Depreciation expense for the years ended December 31, 1997, 1998 and 1999 was $63,000, $55,000 and $66,000, respectively.

 Intangibles and other assets

   Acquired technology is amortized to expense on a straight-line basis over three years.

 Long-lived assets

   The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows and recognizes impairment from the carrying value of long-lived assets, if any, based on the fair value of such assets. To date, the Company has not recorded any impairment charges against the value of its long-lived assets.

                                SONICWALL, INC.

 Stock-based compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation costs is determined based on the difference, if any, on the grant date between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized over the vesting period.

   The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18.

 Revenue recognition

   Revenue is generally recognized at the time of shipment if collectibility is probable and no significant obligations remain. Sales to distributors are subject to agreements allowing certain rights of return, cooperative advertising, stock balancing rights and price protection. The largest distributor has the right to return products that have not been sold to end users for full credit subject to a restocking fee. Revenue from sales to this distributor is deferred at the time of shipment and is recognized when the distributor has sold the product to its customers. Certain other distributors have limited rights of return which allow them to return a percentage of the prior quarter's purchases by these distributors. Accordingly, reserves for estimated returns and exchanges are provided at the time of shipment. These reserves are estimated and adjusted periodically based upon historical rates of returns and allowances, inventory levels at the distributors and other related factors. Reserves for credits for price protection are provided at the time list prices are reduced by the Company. In the years ended December 31, 1997, 1998 and 1999 the Company provided approximately $300,000, $400,000 and $1,046,000, respectively, of revenue reserves related to risks of product returns, stock rotation rights and price protection rights. As of December 31, 1998 and 1999, deferred revenues included approximately $0.8 million and $1.7 million, respectively, related to these reserves.

   Revenue from extended warranty programs, premium technical assistance, and subscriptions to content filtering services is recognized ratably over the term of the contract or subscription.

   The standard warranty provisions include technical assistance, insignificant bug fixes and feature updates and repair or replacement guarantees for units with product defects. The standard warranty period is one year. The estimated costs associated with the standard warranty provisions are accrued at the time of revenue recognition. In the years ended December 31, 1997, 1998 and 1999 , the Company provided approximately $25,000, $100,000 and $425,000 of warranty reserves, respectively. As of December 31 1998 and 1999, the accompanying balance sheets include a warranty accrual of approximately $130,000 and $555,000, respectively.

   The Company has co-operative advertising agreements with certain of its distributors. These agreements allow the distributors to be reimbursed by the Company for approved promotional activities. The amounts available for reimbursement are related to a percentage of the distributor's eligible purchases from the Company. The Company accrues for co-operative advertising as the related revenue is recognized. In the years ended December 31, 1997, 1998 and 1999, the Company recorded provisions for co-op advertising costs of $664,000, $502,000 and $554,000, respectively. As of December 31, 1998 and
1999, the accompanying balance sheets include an accrual for co-op advertising costs of $125,000 and $410,000, respectively.

                                SONICWALL, INC.

 Income taxes

   The Company accounts for income taxes under the liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax bases of the Company's assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses, research and development credit carryforwards and temporary differences. A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized.

 Research and development and capitalized software development costs

   Software development costs incurred prior to the establishment of technological feasibility are charged to research and development expense as incurred. Technological feasibility is established upon completion of a working model, which is typically demonstrated by initial beta shipment. Software development costs incurred subsequent to the time a product's technological feasibility has been established, through the time the product is available for general release to customers, are capitalized if material. To date, software development costs incurred subsequent to the establishment of technological feasibility have been immaterial and accordingly have not been capitalized.

 Advertising Costs

   The Company expenses advertising costs as incurred. Advertising expense totaled $774,000, $515,000 and $1,036,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

 Comprehensive income

   Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. To date, the Company has not had any transactions that are required to be reported in comprehensive income.

 Computation of net income (loss) per share

   The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Weighted average shares exclude shares subject to repurchase ("restricted shares"). Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period, if dilutive. Common equivalent shares are composed of unvested restricted shares and incremental common shares issuable upon the exercise of stock options.

 Recent accounting pronouncements

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The Company does not believe it will have a material impact on the financial statements. The accounting and disclosures prescribed by SAB 101 will be effective for the Company's quarter ended March 31, 2000.

                                SONICWALL, INC.

   The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

                                                      Year Ended December 31,
                                                      -------------------------
                                                       1997     1998     1999
                                                      ------  --------  -------
Numerator:
  Net income (loss).................................. $ (467) $ (1,461) $   158
                                                      ------  --------  -------
Denominator:
  Weighted average common shares outstanding.........  8,461    11,251   17,503
  Weighted average unvested common shares subject to
   repurchase........................................    --        --       169
                                                      ------  --------  -------
  Denominator for basic calculation..................  8,461    11,251   17,334
  Common stock equivalents...........................    --        --     3,862
                                                      ------  --------  -------
  Denominator for diluted calculation................  8,461    11,251   21,196
Basic net income (loss) per share.................... $(0.06) $  (0.13) $  0.01
                                                      ======  ========  =======
Diluted net income (loss) per share.................. $(0.06) $  (0.13) $  0.01
                                                      ======  ========  =======

   Outstanding options to purchase 2,494,880 and 1,163,676 shares of common stock at an average exercise price of $0.10 and $0.13 per share have not been considered in the computation of diluted net loss per share for the years ended December 31, 1997 and 1998, respectively, as their effect would have been anti-dilutive.

   In May 1999, the Company issued 300,000 shares upon the exercise of certain stock options. At December 31, 1999, 256,250 common shares are subject to repurchase at the option of the Company for $1.00 per share. These shares vest ratably over a 48 month period.

                                SONICWALL, INC.

Note 2--Balance Sheet Components:

                                                                December 31,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
                                                               (in thousands)
Inventories:
  Raw materials............................................... $    49  $    25
  Work-in-process.............................................      13      --
  Finished goods..............................................     269      533
                                                               -------  -------
                                                               $   331  $   558
                                                               =======  =======
Property and equipment:
  Equipment................................................... $   161  $   442
  Leasehold improvements......................................       5      103
  Software....................................................      53       60
  Transportation..............................................      94       24
                                                               -------  -------
                                                                   313      629
  Less: accumulated depreciation..............................    (206)    (194)
                                                               -------  -------
                                                               $   107  $   435
                                                               =======  =======
Intangibles and other assets:
  Acquired technology......................................... $ 2,517  $ 2,517
  Other assets................................................      21       71
                                                               -------  -------
                                                                 2,538    2,588
  Less: amortization..........................................    (350)  (1,189)
                                                               -------  -------
                                                               $ 2,188  $ 1,399
                                                               =======  =======

Note 3--Line of Credit:

   At December 31, 1999, the Company had a line-of-credit agreement with a bank which allows the Company to borrow up to $1,000,000. Borrowings under the line of credit bear interest at the bank's reference rate plus 1.75% (which equaled 10.25% at December 31, 1999), and are secured primarily by accounts receivable, inventories, and property and equipment. The line of credit can be utilized at a percentage of eligible receivables, as defined in the loan agreement. The agreement contains certain covenants requiring the Company to maintain certain levels of profitability, minimum tangible net worth, working capital and other financial ratios and prohibits the payment of cash or stock dividends on common stock over the life of the agreement. This line of credit will be in force until terminated by either party by notice of not less than 30 days prior to the effective date of such termination. No amounts were outstanding under the line of credit at December 31, 1999.

Note 4--Redeemable Series A Convertible Preferred Stock:

   In February 1999, the Company issued 1,438,377 shares of redeemable Series A convertible preferred stock ("Preferred Stock") at $3.48 per share for net proceeds of $4,971,000. Each share of Preferred Stock converts into two shares of Common Stock. In November 1999, the Company completed its initial public offering of 4,000,000 shares of Common Stock at $14.00 per share. In connection with the initial public offering, all outstanding shares of Preferred Stock automatically converted into Common Stock.

                                SONICWALL, INC.

Note 5--Shareholders' Equity:

 Stock split

   Share information for all periods presented has been retroactively adjusted to reflect a 2 for 1 stock split effected on August 25, 1999.

 1999 Employee Stock Purchase Plan

   The 1999 Employee Stock Purchase Plan was adopted by the board of directors in August 1999. A total of 250,000 shares of common stock have been reserved for issuance under the plan.

   The Company's Stock Option Plans (the "Plans"), as amended, authorize the Board of Directors to grant incentive stock options and nonstatutory stock options to employees, directors and consultants to purchase up to a total of 7,358,324 shares of the Company's common stock. Under the Plans, incentive stock options are granted at an exercise price that is not to be less than 100% of the fair market value of the Company's common stock on the date of grant, as determined by the Company's Board of Directors. Nonqualified stock options are granted at a price that is not to be less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors.

   Generally, options granted under the Plans are exercisable for a period of ten years after the date of grant, and vest over four years.

   The following table summarizes option activity under the stock option plans:

                                                     Options Outstanding
                                               --------------------------------
                                                                       Weighted
                                                                       Average
                                   Available                Exercise   Exercise
                                   for Grant     Shares       Price     Price
                                   ----------  ----------  ----------- --------
   Balance at December 31, 1996..     549,612   2,396,880  $ 0.08-0.09  $0.09
   Granted.......................    (204,000)    204,000  $      0.25  $0.25
   Exercised.....................         --          --   $       --   $ --
   Canceled......................     106,000    (106,000) $      0.08  $0.08
                                   ----------  ----------  -----------  -----
   Balance at December 31, 1997..     451,612   2,494,880  $ 0.08-0.25  $0.10
   Authorized....................   2,000,000         --   $       --   $ --
   Granted.......................  (1,015,000)  1,015,000  $      0.13  $0.13
   Exercised.....................         --   (2,134,880) $      0.09  $0.09
   Canceled......................     211,324    (211,324) $ 0.08-0.25  $0.19
                                   ----------  ----------  -----------  -----
   Balance at December 31, 1998..   1,647,936   1,163,676  $ 0.08-0.25  $0.13
   Authorized....................   2,358,324         --   $       --   $ --
   Granted.......................  (3,259,500)  3,259,500  $0.50-29.87  $5.58
   Exercised.....................         --     (526,467) $ 0.08-1.50  $0.89
   Canceled......................     102,501    (102,501) $ 0.13-9.00  $7.25
                                   ----------  ----------  -----------  -----
   Balance at December 31, 1999
    .............................     849,261   3,794,208  $0.08-29.87  $4.51
                                   ==========  ==========

                                SONICWALL, INC.

   The following table summarizes information regarding stock options outstanding at December 31, 1999:

                                                                    Options
                                      Options Outstanding         Exercisable
                                ------------------------------- ----------------
                                                     Weighted
                                Weighted             Average            Weighted
                                Average             Remaining           Average
                                Exercise           Contractual          Exercise
   Exercise Prices               Price    Shares   Life (Years) Shares   Price
   ---------------              -------- --------- ------------ ------- --------
   $0.08-$0.08.................  $ 0.08     82,000     5.6       79,472  $0.08
   $0.13-$0.13.................  $ 0.13    912,271     8.6      345,891  $0.13
   $0.25-$0.25.................  $ 0.25     60,844     7.1       54,140  $0.25
   $0.50-$0.75.................  $ 0.73    246,128     9.3       43,418  $0.73
   $1.00-$1.50.................  $ 1.30    393,966     9.5       51,098  $1.25
   $2.50-$3.50.................  $ 3.12    419,000     9.6          --     --
   $7.50-$11.00................  $ 3.12  1,663,999     9.7       29,658  $8.30
   $29.87-$29.87...............  $29.87     16,000     9.9          --     --
                                         ---------              -------  -----
                                 $ 4.51  3,794,208     9.2      603,677  $0.68
                                         =========              =======

   For financial reporting purposes, the Company has determined that the deemed fair value on the date of grant of certain stock options granted in 1998 and 1999 was in excess of the exercise price of the options. The deemed fair value for options granted in the year ended December 31, 1999 was $19,127,000 which exceeded the aggregate exercise price of these options by $4,214,000. This difference is considered deferred stock compensation and is amortized over the vesting periods of the applicable options and the repurchase periods for the restricted stock.

   Based upon the above assumptions, the weighted average fair value per share of options granted in 1998 and 1999 were $0.05 and $6.01, respectively.

   During the year ended December 31, 1999, the Company granted approximately 52,500 options to purchase common stock to certain consultants in exchange for services rendered. The options vest over four years. These options are subject to variable plan accounting with fair value re-measurements at the end of each quarterly reporting period. During the year ended December 31, 1999, the Company recorded deferred stock-based compensation expense related to these grants of $1,884,000. Of this amount $1,066,000 was recognized as stock-based compensation expense in the year ended December 31, 1999.

 Pro forma stock compensation

   The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the Company's stock option plan in the accompanying statements of operations. Had compensation cost for the Company's stock option plan been determined based on the fair market value at the grant dates for stock options granted in 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income
(loss) would have been changed to the pro forma amounts indicated below, in thousands:

                                                         Year Ended December
                                                                 31,
                                                         ---------------------
                                                         1997    1998    1999
                                                         -----  -------  -----
   Net income (loss)--as reported....................... $(467) $(1,461) $ 158
   Net income (loss)--pro forma......................... $(471) $(1,469) $(109)

   The pro forma amounts reflect compensation expense related to 1997, 1998 and 1999 stock option grants only. In future years, the annual compensation expense will increase relative to the fair value of the stock options granted in those future years. The weighted average fair value of the options granted in 1997, 1998 and 1999 of $0.13, $0.05 and $2.27, respectively.

                                SONICWALL, INC.

   The fair value of each grant is estimated on the date of grant using the minimum value method with the following assumptions:

                                            1997        1998          1999
                                           -------  ------------  -------------
   Expected volatility....................       0%            0%            80%
   Risk-free interest rate................     6.0% 4.5% to 5.64% 4.79% to 5.83%
   Expected life.......................... 5 years       5 years        4 years
   Dividend yield.........................       0%            0%             0%

Note 6--Notes Receivable from Shareholders:

   In December 1998, the Company issued notes receivable in connection with the exercise of 2,134,880 shares of incentive stock options held by two shareholders. The full recourse notes totaling $192,000, accrue interest at a rate of 8% per annum. Principal and accrued interest shall be paid one-fourth on the first anniversary date of the note, and one-fourth every year thereafter for a total of four years. The notes principal and interest were paid in full during 1999.

   In May 1999, the Company issued a full recourse note for $300,000 in connection with the exercise of 300,000 shares of incentive stock options by one shareholder. The note accrues interest at a rate of 8% per annum. Principal and accrued interest shall be paid one-fourth on the first anniversary date of the note, and one-fourth every year thereafter for a total of four years.

Note 7--Income Taxes:

   The (benefit from) provision for income taxes consist of the following (in thousands):

                                                               Year Ended
                                                              December 31,
                                                           --------------------
                                                           1997   1998   1999
                                                           -----  ----  -------
   Current tax expense (benefit):
     Federal.............................................. $(138) $ 94  $ 3,178
     State................................................     1     1      708
                                                           -----  ----  -------
                                                            (137)   95    3,886
                                                           -----  ----  -------
   Deferred tax expense (benefit):
     Federal..............................................    32   (89)  (1,598)
     State................................................     6   --      (456)
                                                           -----  ----  -------
                                                              38   (89)  (2,054)
                                                           -----  ----  -------
                                                           $ (99) $  6  $ 1,832
                                                           =====  ====  =======

   The following is a reconciliation of pre-tax income (loss) per the financial statements to taxable income (loss) (in thousands):

                                                         Year Ended December
                                                                 31,
                                                        -----------------------
                                                         1997    1998     1999
                                                        ------  -------  ------
   Pre-tax income (loss) per books..................... $ (566) $(1,455) $1,990
   Differences between book and tax:
     Distributor revenue deferral (net)................    166       13   1,432
     Changes in non-deductible reserves and accruals...   (181)     672   2,270
     Non-deductible deferred stock compensation........    --        42   2,895
     Other.............................................     59       (6)     53
                                                        ------  -------  ------
   Taxable income (loss)............................... $ (522) $  (734) $8,640
                                                        ======  =======  ======

                                SONICWALL, INC.

   Deferred tax assets comprise the following (in thousands):

                                                                 December 31,
                                                                 --------------
                                                                  1998    1999
                                                                 ------  ------
   Inventory reserves........................................... $   93  $  --
   Deferred revenue.............................................    560     830
   Other reserves & accruals....................................    372   1,590
                                                                 ------  ------
                                                                  1,025   2,420
   Valuation allowance..........................................   (659)    --
                                                                 ------  ------
                                                                 $  366  $2,420
                                                                 ======  ======

   In assessing the realizability of deferred tax assets, management has allocated, to the extent the Company does not have carryback rights, a valuation allowance at December 31, 1998. The ultimate realization of deferred tax assets at December 31, 1999 is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible.

Note 8--Segment Reporting

   The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No.131 requires publicly held companies to report financial and other information about key revenue segments of the entity for which such information is available and is utilized by the chief operating decision maker. The Company conducts its business within one business segment.

   Revenue by geographic region is presented as follows (in thousands):

                                                            Year Ended December
                                                                    31,
                                                           ---------------------
                                                            1997   1998   1999
                                                           ------ ------ -------
   United States.......................................... $5,986 $5,080 $13,859
   Other..................................................  3,356  2,435   7,188
                                                           ------ ------ -------
   Total.................................................. $9,342 $7,515 $21,047
                                                           ====== ====== =======

   Revenue to any one foreign country did not exceed 10% of total revenue in 1997 and 1998. Revenue attributed to Japan accounted for 11% of total revenue for the year ended December 31, 1999.

Note 9--Commitments and Contingencies:

   In September 1999 the Company entered into a 5-year operating lease agreement for a new location for its facility which it began occupying in October 1999. Rent expense was approximately $118,000, $163,000 and $383,000, for the years ended December 31, 1997, 1998 and 1999, respectively.

   Future minimum lease commitments at December 31, 1999 were as follows (in thousands):

   Year ending December 31,
   ------------------------
     2000................................................................ $  527
     2001................................................................    547
     2002................................................................    566
     2003................................................................    585
     2004................................................................    450
                                                                          ------
                                                                          $2,675
                                                                          ======

                                SONICWALL, INC.

   The Company is involved in various threatened legal actions arising in the ordinary course of business. Management believes that the outcome of these actions will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers, Directors and Key Employees

   The following table lists the executive officers, directors and key employees of SonicWALL as of December 31, 1999.

              Name             Age                  Position
              ----             ---                  --------
   Sreekanth Ravi(1)..........  33 Chairman of the Board, President and Chief
                                   Executive Officer
   Sudhakar Ravi(1)...........  34 Chief Technical Officer, Director
                                   Vice President, Finance, Chief Financial
   Michael J. Sheridan(1).....  35 Officer and Secretary
   Steven R. Perricone........  39 Vice President, Sales
   Richard Pearce.............  39 Vice President, Business Development
   Warren Smith...............  49 Vice President, Engineering
   Fara Zarrabi...............  58 Vice President, Operations
   Jerrold F. Petruzzelli(2)..  46 Director
   David A. Shrigley(3).......  51 Director
   Robert M. Williams(2)(3)...  44 Director

--------
(1) Executive officer
(2) Member of audit committee
(3) Member of compensation committee

   We have no employment agreements with our executive officers or key employees. All are subject to termination at will. The board of directors is elected annually by shareholders, and members of the board serve until the next annual meeting of shareholders unless they resign before such meeting. The last annual shareholders meeting was held in September 1999.

   Sreekanth Ravi has served as our Chairman of the Board, President and Chief Executive Officer since co-founding SonicWALL, Inc. in February 1991. Prior to SonicWALL, Inc., Mr. Ravi was the founder and Chief Executive Officer of Generation Systems, a manufacturer of high performance video products, which he later sold to a publicly held computer products company in 1990. Mr. Ravi received a bachelor of science degree in electrical engineering from the University of Illinois, Champaign-Urbana. Sreekanth Ravi and Sudhakar Ravi are brothers.

   Sudhakar Ravi has served as our Chief Technical Officer since September 1999. Prior to that Mr. Ravi served as our Vice President, Engineering. He has served as a director since co-founding SonicWALL, Inc. in February 1991. Prior to SonicWALL, Inc., Mr. Ravi was involved in semiconductor research at Stanford University. Mr. Ravi received a bachelor of science degree from the University of Illinois, Champaign-Urbana and a masters of science degree in computer science from Stanford University. Sudhakar Ravi and Sreekanth Ravi are brothers.

   Michael J. Sheridan has served as our Chief Financial Officer since joining SonicWALL, Inc. in May 1999, and became Secretary in September 1999. Mr. Sheridan joined SonicWALL, Inc. from Genesys Telecommunications Laboratories, Inc., an enterprise software company in the call center automation industry, where he served as Vice President of Finance from January 1998 to May 1999, and served as Corporate Controller from November 1996 to December 1997. From August 1995 to November 1996, Mr. Sheridan was the Corporate Controller for Network Appliance, Inc., a network file server manufacturer. From 1986 to 1995, Mr. Sheridan was an audit professional with Arthur Andersen LLP, where he was involved primarily with technology clients. Mr. Sheridan received a bachelor degree in commerce from Santa Clara University and is a Certified Public Accountant.

   Steven R. Perricone has served as our Vice President, Sales since joining SonicWALL, Inc. in April 1998. Mr. Perricone joined SonicWALL, Inc. from Structured Internetworks, an IP bandwidth management company, where he served as Vice President of Worldwide Sales and Support from July 1997 to April 1998. From July

1994 to June 1997, Mr. Perricone was Vice President of Worldwide Sales at Network TeleSystems, a provider of TCP/IP client and server technology for Internet access. Prior to Network TeleSystems, Mr. Perricone held various sales management positions at Emulex and Xylogics (now part of Nortel Networks Corp.). Mr. Perricone received a bachelor degree in business from California State University.

   Richard Pearce, Ph.D. has served as our Vice President, Business Development since joining SonicWALL, Inc. in June 1999. Dr. Pearce joined SonicWALL, Inc. from WinNet MCS, Inc., a high-bandwidth wireless communications company where he served as Vice President of Marketing from November 1998 to June 1999. Prior to joining WinNet, Dr. Pearce was Director of Business Development for Bay Networks (a Nortel Networks Corp. company) from August 1996 to November 1998, responsible for defining and managing programs to add IP technology to Nortel's product lines. He was also responsible for identifying and developing market opportunities enabled by the innovative mixing of Nortel products and technologies. Prior to Bay Networks' acquisition by Nortel, Dr. Pearce was responsible for developing emerging market opportunities for Bay Networks. From July 1994 to August 1996, Dr. Pearce was Senior Manager, Technology Alliances for Bay Networks. Dr. Pearce received a bachelor of science degree in applied physics & electronics and a Ph.D. in data networking from Durham University in the United Kingdom.

   Warren Smith has served as our Vice President, Engineering since joining SonicWALL, Inc. in September 1999. Mr. Smith joined SonicWALL, Inc. from Concentric Network Corporation where he was Chief Information Officer and Vice President of Software Engineering from April 1996 to September 1999. Prior to Concentric Networks, Mr. Smith was the Director of Engineering for NetManage, Inc. which he joined in October 1992 and produced the Chameleon product line of PC networks applications. Prior to Netmanage, Mr. Smith held engineering positions at Sun Microsystems Inc., SEI Information Technology and Sacramento Municipal Utility District. Mr. Smith received a bachelor degree in computer science from California State University, Sacramento.

   Fara Zarrabi has served as our Vice President, Operations since joining SonicWALL, Inc. in July 1999. Mr. Zarrabi joined SonicWALL, Inc. from Genesys Telecommunications Laboratories, Inc., where he was Director of Operations from February 1997 to June 1999. Prior to Genesys Telecommunications, Mr. Zarrabi was the Director of Operations at Network Appliance, Inc., from February 1996 to February 1997. From May 1994 to February 1996, Mr. Zarrabi was Director of Manufacturing Operations at Radius, Inc., a manufacturer of computer graphics and video hardware. Mr. Zarrabi received a bachelor degree in electronic engineering from the University of California, Berkeley.

   Jerrold F. Petruzzelli has served as a director since October 1993. From October 1993 through September 1999, Mr. Petruzzelli also was our Secretary. Mr. Petruzzelli has been a partner of Manatt, Phelps & Phillips, LLP, legal counsel to SonicWALL, Inc., since June 1999 and previously was a partner of Holtzmann Wise & Shepard, legal counsel to the Company, from January 1990 to July 1995, and a partner of Wise & Shepard LLP, legal counsel to the Company, from July 1995 to June 1999, at which time Wise & Shepard LLP merged with Manatt, Phelps & Phillips, LLP. Mr. Petruzzelli received a bachelor of arts degree from Yale University and a J.D. degree from the University of Chicago.

   David A. Shrigley has been a director since July 1999. Since July 1999, Mr. Shrigley has been a venture partner of Sevin Rosen Funds, a venture capital firm. From November 1996 to April 1999, Mr. Shrigley was Executive Vice President, Sales and Services of Nortel Networks Corp., a network telecommunications company. From December 1978 to November 1996, Mr. Shrigley was an employee of Intel Corporation, a semiconductor manufacturing company, where he was last employed as Vice President, Corporate Marketing. Mr. Shrigley received a bachelor of science degree in business administration from Franklin University.

   Robert M. Williams has been a director since May 1999. Since January 1998, Mr. Williams has been a general partner of Bay Partners, a venture capital firm, and an affiliate of Bay Partners SBIC II, L.P. and Bay Sonic Investors, shareholders of SonicWALL, Inc. From May 1993 to December 1997, Mr. Williams was Vice President, Marketing and Business Development of NetManage, Inc., a networking software product development and sales company. Before then, Mr. Williams held various marketing positions at several companies, including Verity, Inc., an Internet text engine developer, and Ingres Corp., a developer of relational database management software. Mr. Williams received a bachelor of arts degree from Dartmouth College and a MBA from the Stanford Graduate School of Business.

Committees of the Board of Directors

   The compensation committee of our board of directors consists of Messrs. Shrigley and Williams. The compensation committee:

  . reviews and approves the compensation and benefits for our executive officers and grants stock options under our stock option plan; and

  . makes recommendations to the board of directors regarding these matters.

   The audit committee consists of Messrs. Petruzzelli and Williams. The audit committee:

  . makes recommendations to the board of directors regarding the selection of independent auditors;

  . reviews the results and scope of the audit and other services provided by our independent auditors; and

  . reviews and evaluates our audit and control functions.

   We established these committees in August 1999.

Director Compensation

   We do not pay cash compensation to our directors for their services as directors or members of committees of the board of directors, but we do reimburse them for reasonable expenses they incur in attending meetings of the board of directors. Directors of SonicWALL, Inc. are eligible to participate in our stock option plans.

Director and Officer Indemnification and Liability

   Our articles of incorporation limit the liability of directors to the full extent permitted by California law. California law provides that a corporation's articles of incorporation may eliminate or limit the personal liability of directors for monetary damages for breach of their fiduciary duties as directors, except liability for:

  . acts or omissions that involve intentional misconduct or a knowing and culpable violation of law;

  . acts or omissions that a director believes to be contrary to the best interest of SonicWALL, Inc. or our shareholders or that involve the absence of good faith on the part of the director;

  . any transaction from which a director derived an improper personal benefit;

  . acts or omissions that show a reckless disregard for the director's duty to SonicWALL, Inc. or our shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director's duties, of a risk of serious injury to SonicWALL, Inc. or our shareholders;

  . acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director's duty to SonicWall, Inc. or our shareholders;

  . unlawful payments of dividends or unlawful stock repurchases or redemptions, unlawful distribution of assets to shareholders or unlawful loans or guarantees to directors, officers and others; or

  . any transaction between a director and SonicWALL, Inc.

   Our bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by California law, including circumstances in which indemnification is otherwise discretionary under California law. We have entered into indemnification agreements with our directors and officers containing provisions that are in some respects broader than the specific indemnification provisions contained in the California Corporations Code. The indemnification agreements may require us:

  . to indemnify our directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature;

  . to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and

  . to obtain directors' and officers' insurance if available on reasonable terms.

   At present, there is no pending litigation or proceeding involving any director, officer, employee or agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a claim for indemnification. We believe that our charter provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

   The Securities and Exchange Commission has advised us that, in its opinion, any indemnification of our directors and officers for liabilities arising under the Act is against public policy as expressed in the Act and is therefore unenforceable.

Compensation Committee Interlocks and Insider Participation

   Our board of directors' compensation committee currently consists of Messrs. Shrigley and Williams. None of these individuals has at any time been an employee or officer of SonicWALL, Inc. Until the compensation committee was formed in August 1999, the full board of directors made all decisions regarding executive compensation. No member of our board of directors or of its compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as members of its board of directors or its compensation committee.

ITEM 11. EXECUTIVE COMPENSATION

   The following table provides information concerning the compensation received for services rendered to SonicWALL, Inc. in all capacities during the years ended December 31, 1999 and 1998, by our Chief Executive Officer and each of the other most highly compensated executive officers or key employees of SonicWALL, Inc. whose aggregate compensation exceeded $100,000 in fiscal 1999.

                           Summary Compensation Table

                                                                 Long-Term
                                  Annual                        Compensation
                               Compensation                        Awards
                             -----------------                  ------------
                                                                 Securities
  Name and Principal          Salary   Bonus     Other Annual    Underlying     All Other
       Position         Year   ($)      ($)    Compensation ($) Options (#)  Compensation ($)
  ------------------    ---- -------- -------- ---------------- ------------ ----------------
Sreekanth Ravi......... 1999 $240,000 $224,983        --          400,000             --
 President and Chief    1998 $240,000 $732,345        --               --        $13,846(1)
  Executive Officer

Sudhakar Ravi.......... 1999 $240,000 $232,214        --          400,000             --
 Chief Technical
 Officer                1998 $240,000 $816,871        --               --        $13,846(1)

Steven R. Perricone.... 1999 $120,000 $246,089        --               --             --
 Vice President, Sales  1998 $ 78,231 $ 23,389        --          600,000        $ 1,538(1)

Michael J. Sheridan
 (2)................... 1999 $150,000 $100,000        --          300,000             --
 Vice President,        1998       --       --        --               --             --
  Finance,
  Chief Financial
  Officer
  and Secretary

--------
(1) Cash payment in lieu of vacation days
(2) Hired in May 1999

                       Options Grants in Last Fiscal Year

   The following table provides information regarding stock options we granted in fiscal 1999 to named executive officers and key employees whose compensation exceeded $100,000 in fiscal 1999. The table includes the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. The assumed rates of appreciation are prescribed by the Securities and Exchange Commission for illustrative purposes only and are not intended to forecast or predict future stock prices. Any actual gains on option exercises will depend on the future performance of our stock. The year end value of realized and the value of unexercised in-the-money options is calculated at December 31, 1999.

                       Option Grants in Last Fiscal Year

                                                                        Potential Realizable
                                                                       Value at Assumed Annual
                                                                        Rates of Stock Price
                                                                       Appreciation for Option
                             Individual Grants                                  Term
                         -------------------------                     -----------------------
                          Number of   Percent of
                         Securities  Total Options
                         Underlying   Granted to   Exercise
                           Options   Employees in   Price   Expiration
          Name           Granted (#)  Fiscal Year   ($/Sh)     Date       5%($)      10%($)
          ----           ----------- ------------- -------- ---------- ----------- -----------
Sreekanth Ravi..........   400,000       12.3%      $8.25    8/24/04   $22,762,314 $38,199,879
Sudhakar Ravi...........   400,000       12.3%      $8.25    8/24/04   $22,762,314 $38,199,879
Steven R. Perricone.....        --         --          --       --         --          --
Michael J.
 Sheridan(1)............   300,000        9.2%      $1.00    5/26/09   $19,246,735 $30,824,909

--------
(1) Hired in May 1999

   Options vest and become exercisable over four years, provided the employee remains employed at SonicWALL, Inc. In 1999, we granted options to purchase up to an aggregate of 3,259,500 shares to employees, directors and consultants. We granted all options under our stock option plans at exercise prices at the fair market value of our common stock on the date of grant, as determined in good faith by our board of directors.

   The following table provides information regarding options exercised during 1999 and unexercised options held as of December 31, 1999 by our Chief Executive Officer and the other executive officers or key employees whose compensation exceeded $100,000 in fiscal 1999. The value of realized and the value of unexercised in-the-money options is calculated at December 31, 1999.

            Aggregate Option Exercises Fiscal Year-End Option Values

                                                          Number of
                                                    Securities Underlying     Value of Unexercised
                          Number of                Unexercised Options at    In-the-Money Options at
                            Shares       Value       Fiscal Year End (#)       Fiscal Year-End ($)
                         Acquired on   Realized   ------------------------- -------------------------
          Name           Exercise (#)     ($)     Exercisable Unexercisable Exercisable Unexercisable
          ----           ------------ ----------- ----------- ------------- ----------- -------------
Sreekanth Ravi..........       --             --        --           --            --            --
Sudhakar Ravi...........       --             --        --           --            --            --
Steven R. Perricone.....    20,000    $   797,500   242,500      337,500    $9,669,688   $13,457,813
Michael J. Sheridan.....   306,000    $11,700,000       --           --            --            --

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table provides information regarding the actual beneficial ownership of our outstanding common stock as of December 31, 1999, for:

  . each person or group that we know beneficially owns more than 5% of our common stock;

  . each of our directors;

  . our chief executive officer;

  . the other executive officers whose compensation exceeded $100,000 in fiscal 1999; and

  . all of our directors and executive officers as a group.

   Percentage of beneficial ownership is based on 23,675,385 shares of common stock outstanding as of December 31, 1999, together with options that are exercisable within 60 days of December 31, 1999 for each shareholder. Under the rules of the Securities and Exchange Commission, beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding the option, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.. Unless otherwise indicated in the footnotes below, we believe that the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws. Unless otherwise indicated, the following beneficial owners can be reached at our principal offices.

                                        Number of Shares
                                        of Common Stock
                                       Beneficially Owned Percentage of Shares
                                       as of December 31,   of Common Stock
           Name And Address                   1999            Outstanding
           ----------------            ------------------ --------------------
Sreekanth Ravi(1).....................      4,893,286             20.7%
Sudhakar Ravi(2)......................      4,893,286             20.7%
Steven R. Perricone(3)................        287,500              1.2%
Michael J. Sheridan...................        300,000              1.3%
Bay Partners SBIC II, L.P.(4).........      2,301,400              9.8%
Bay Sonic Investors, LLC(5)...........      2,232,364              9.5%
Ravi Anne.............................      1,156,546              4.9%
Bruce Wonnacott.......................      1,111,546              4.7%
Jerrold F. Petruzzelli(6).............        100,000                *%
David Shrigley(7).....................         84,354                *%
Robert M. Williams(8).................         28,768                *%
All directors and executive officers
 as a group (7 persons)(9)............     15,120,958             63.9%

--------
 * Less than 1%.
(1) Includes 600,000 shares transferred to a family trust.
(2) Includes 600,000 shares transferred to a family trust.
(3) Includes 267,500 shares of common stock issuable upon exercise of immediately exercisable options.
(4) Represents 2,301,400 shares held by Bay Partners SBIC II, L.P. Robert Williams, a director of SonicWALL, Inc. is a partner of Bay Management Company 1997, the general partner of Bay Partners SBIC II, L.P. He shares voting and investing power with respect to the shares held by this entity, and disclaims beneficial ownership of shares in which he has no pecuniary interest. The address for Bay Partners SBIC II, L.P. is 10600 N. De Anza Boulevard, Suite 100, Cupertino, California 95014.
(5) On August 6, 1999, Sreekanth Ravi and Sudhakar Ravi sold an aggregate of 1,832,364 shares of common stock to Bay Sonic Investors, LLC, and Ravi Anne and Bruce Wonnacott sold an aggregate of 400,000 shares of common stock to Bay Sonic Investors, LLC. See Note (6) in Certain Transactions and Business Relationships above. Bay Sonic Investors, LLC is an affiliate of Robert Williams, a director of

   SonicWALL, Inc. Mr. Williams is a managing member of Bay Sonic Investors and as such may be deemed to have voting control of the shares held by Bay Sonic Investors, LLC.
(6) Includes 5,000 shares held on behalf of a minor child in an irrevocable trust of which Mr. Petruzzelli is the sole trustee. The address for Mr. Petruzzelli is 3030 Hansen Way, Suite 100, Palo Alto, California 94304.
(7) Includes 4,000 shares held by children residing in the same household as Mr. Shrigley. The address for Mr. Shrigley is 471 Santa Rosa Drive, Los Gatos, California 95032.
(8) See note (4) above. The address for Mr. Williams is 10600 N. De Anza Boulevard, Suite 100, Cupertino, California 95014.
(9) Includes 248,000 shares of common stock issuable upon exercise of immediately exercisable options.

Employee Benefit Plans

 1998 and 1994 Stock Option Plans

   The 1998 stock option plan provides for the grant of incentive stock options, as defined in Section 422 of the Internal Revenue Code, to employees and the grant of nonstatutory stock options to employees, non-employee directors and consultants. The purposes of the 1998 stock option plan are:

  . to attract and retain the best available personnel;

  . to provide additional incentives to our employees and consultants; and

  . to promote the success of our business.

   The 1998 stock option plan was adopted by our board of directors in July 1998, approved by our stockholders in July 1998, and amended by the shareholders to increase the number of shares available for grant thereunder in February 1999. Unless terminated earlier by the board of directors, the 1998 stock option plan will terminate in July 2008. The 1998 stock option plan was amended by our board of directors in August 1999 to include some of the provisions provided below. These amendments were approved by our shareholders in August 1999. The number of shares reserved for issuance under the 1998 stock option plan will be subject to an automatic annual increase in the first day of 2000 through 2008 equal to the lesser of:

  . 2,000,000 shares;

  . 4% of our outstanding common stock on the last day of the immediately preceding fiscal year; or

  . a number of shares determined by the administrator.

   The compensation committee currently administers the 1998 stock option plan. The administrator of the 1998 stock option plan determines numbers of shares subject to options, vesting schedules and exercise prices for options granted under the 1998 stock option plan.

   The exercise price of incentive stock options must be at least equal to 100% of the fair market value of our common stock on the date of grant, and at least equal to 110% of the fair market value in the case of incentive stock options granted to an employee who holds, at the time the option is granted, more than 10% of the total voting power of all classes of our stock or any parent's or subsidiary's stock. Nonstatutory stock options will have an exercise price of at least 85% of the fair market value of our stock. Payment of the exercise price may be made in cash or other form of consideration approved by the administrator. The administrator determines the term of options, which may not exceed ten years, or five years in the case of an incentive stock option granted to an employee who holds, at the time the option is granted, more than 10% of the total voting power of all classes of our stock or any parent's or subsidiary's stock. No option may be transferred by the optionee other than by will or the laws of descent or distribution, provided, however, that the administrator may in its discretion provide for the transferability of nonstatutory stock options. The administrator determines when options become exercisable. Options granted under the 1998 stock option plan become exercisable at a rate not less than 20% per year. To the extent an optionee would have the right in any calendar year to exercise for the first time one or more incentive stock options for shares having an aggregate fair market value in excess of $100,000 as of the date the options were granted, the excess options will be treated as nonstatutory stock options.

   Generally, in the event of a change of control of SonicWALL, Inc., outstanding options may be assumed or substituted by the successor corporation. If the successor corporation does not agree to this assumption or substitution, the options will terminate upon the closing of the transaction.

   The board of directors may amend, modify or terminate the 1998 stock option plan if any amendments, modification or termination does not impair existing rights of plan participants. Additionally, shareholder approval is required for an amendment to the extent required by applicable law, regulations or rules.

   Options outstanding under the 1994 stock option plan are subject to substantially the same terms as options under the 1998 stock option plan.

   As of December 31, 1999:

  . a total of 7,358,324 shares have been authorized for issuance under the 1994 and 1998 stock option plans;

  . options to purchase an aggregate of 3,794,208 shares of common stock were outstanding under the 1994 stock option plan and 1998 stock option plan at a weighted average exercise price of $4.51;

  . 2,714,855 shares had been issued upon exercise of outstanding options, net of repurchases, under the 1994 and 1998 stock option plans; and

  . 849,261 shares remained available for future grant under the 1994 and 1998 stock option plans.

 1999 Employee Stock Purchase Plan

   Our 1999 employee stock purchase plan was adopted by the board of directors and shareholders in August 1999. The 1999 employee stock purchase plan became effective on the effective date of our initial public offering. A total of 250,000 shares of common stock has been reserved for issuance under the 1999 employee stock purchase plan.

   The 1999 employee stock purchase plan, which is intended to qualify under
Section 423 of the Internal Revenue Code, provides our employees with an opportunity to purchase our common stock through accumulated payroll deductions. The 1999 employee stock purchase plan is administered by the board of directors or by a committee appointed by the board of directors. The 1999 employee stock purchase plan permits an eligible employee to purchase common stock through payroll deductions of up to 15% of that employee's compensation. Employees, including officers and employee directors, of SonicWALL, Inc., or of any majority-owned subsidiary designated by the board of directors, are eligible to participate in the 1999 employee stock purchase plan if they are employed by SonicWALL, Inc. or any designated subsidiary for at least 20 hours per week and more than five months per year. Unless the board of directors or its committee determines otherwise, the 1999 employee stock purchase plan is implemented by a series of overlapping offering periods generally of 24 months' duration with new offering periods commencing on February 1 and August 1 of each year. Each offering period is divided into four consecutive purchase periods of approximately six months' duration. The first offering period commenced on the date of our initial public offering and will end on July 31, 2001; the initial purchase period ends six months after our initial public offering date. The price at which common stock will be purchased under the 1999 employee stock purchase plan is equal to 85% of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period, whichever is lower. Employees may end their participation in an offering period at any time, and participation automatically ends on termination of employment.

   Under the 1999 employee stock purchase plan, no employee may be granted an option if immediately after the grant the employee would own stock and/or hold outstanding options to purchase stock equaling 5% or more of the total voting power or value of all classes of our stock or that of our subsidiaries. In addition, no employee may be granted an option under the 1999 employee stock purchase plan if the option would permit the employee to purchase stock under all of our employee stock purchase plans in an amount that exceeds $25,000 of fair market value for each calendar year in which the option is outstanding at any time. In addition, no employee may purchase more than 2,000 shares of common stock under the 1999 employee stock purchase plan in any one purchase period. If the fair market value of the common stock on a purchase date other than the final purchase date of an offering period is less than the fair market value at the beginning of the offering period, each participant in the 1999 employee stock purchase plan will automatically be withdrawn from the offering period as of the purchase date and re-enrolled in a new 24-month offering period on the first business day following the purchase date.

   The 1999 employee stock purchase plan provides that, in the event of a change of control of SonicWALL, Inc. each right to purchase stock under the 1999 employee stock purchase plan will be assumed or an equivalent right substituted by the successor corporation. However, our board of directors will shorten any ongoing offering period so that employees' rights to purchase stock under the 1999 employee stock purchase plan are exercised prior to the transaction if the successor corporation refuses to assume each purchase right or to substitute an equivalent right.

   The 1999 employee stock purchase plan will terminate in August 2009 unless terminated earlier in accordance with its provisions. The board of directors has the power to amend or terminate the 1999 employee stock purchase plan if its action does not adversely affect any outstanding rights to purchase stock thereunder. However, our board of directors may amend or terminate the 1999 employee stock purchase plan or an offering period even if it would adversely affect options in order to avoid our incurring adverse accounting charges.

 401(k) Plan

   We maintain a 401(k) plan that covers all our employees who satisfy the plan's eligibility requirements relating to minimum age, length of service and hours worked. We may make an annual contribution for the benefit of eligible employees in an amount determined by our board of directors. We have not made any contribution to date and have no current plans to do so. Eligible employees may make pretax elective contributions of up to 15% of their compensation, subject to maximum limits on contributions prescribed by law.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Since January 1, 1996, SonicWALL, Inc. has not been a party to any transaction or series of similar transactions in which the amount involved exceeds $60,000 and in which any director, executive officer, or holder of more than 5% of our common stock had or will have a direct or indirect material interest other than

  . normal compensation arrangements which are described under "Management--
    Executive Compensation" above; and

  . the transactions described below.

Transactions with Executive Officers, Directors and Significant Shareholders

(1) In August 1998, SonicWALL, Inc. acquired all the partnership interest of AckFin Networks ("AckFin"), a California general partnership, in exchange for an aggregate of 5,426,184 shares of common stock and the assumption of $150,000 in liabilities. The controlling partners of AckFin were Sreekanth Ravi and Sudhakar Ravi, executive officers and directors of SonicWALL, Inc. Additional partners were Ravi Anne and Bruce Wonnacott. The deemed fair market value of our common stock on the date of acquisition was $0.90 per share, resulting in an aggregate value of $4.9 million of common stock issued in this transaction. The intangible assets acquired by the Company were rights to the completed core technology developed by AckFin that provides the foundation for our Internet products.

(2) On December 23, 1998, we extended two loans in the aggregate amount of $96,069.60 to Sreekanth Ravi, Chairman of the Board, Chief Executive Officer, President and a director of SonicWALL, Inc. to pay the exercise price of options to purchase 1,067,440 shares of our common stock. Each loan had an interest rate of 8% per year, payable over four years and was secured by the shares of common stock purchased upon the exercise of Mr. Ravi's stock options. These loans were repaid in full in August 1999.

(3) On December 23, 1998, we extended two loans in the aggregate amount of $96,069.60 to Sudhakar Ravi, Chief Technical Officer and a director of SonicWALL, Inc. to pay the exercise price of options to purchase 1,067,440 shares of our common stock. Each loan had an interest rate of 8% per year, payable over four years and was secured by the shares of common stock purchased upon the exercise of Mr. Ravi's stock options. These loans were repaid in full in August 1999.

(4) On February 19, 1999, we issued an aggregate of 1,438,377 shares of our redeemable Series A convertible preferred stock at a purchase price of $3.48 per share to several investors, including 14,384 shares issued to Robert Williams, a director of the Company, 1,150,700 shares to Bay Partners SBIC II, L.P. Mr. Williams is a partner of Bay Management Company 1997, the general partner of Bay Partners SBIC II, L.P. The purchasers of redeemable Series A convertible preferred stock are entitled to registration rights in respect of the common stock issued or issuable upon conversion of the redeemable Series A convertible preferred stock.

(5) On May 26, 1999, we extended a loan in the amount of $300,000 to Michael Sheridan, Vice President Finance, Chief Financial Officer, and Secretary of SonicWALL, Inc. to pay the exercise price of options to purchase 300,000 shares of our common stock. Mr. Sheridan has purchased the optioned shares, and SonicWALL, Inc. has the right to repurchase the optioned shares for the purchase price paid, which right lapses over four years. The loan has an interest rate of 8% per year and is payable over four years. The loan is payable in full if Mr. Sheridan is no longer an employee, officer, director or consultant of SonicWALL, Inc. As of December 31, 1999, aggregate principal and interest of approximately $314,000 were outstanding under the loan.

(6) On August 6, 1999, Sreekanth Ravi, Chairman of the Board, Chief Executive Officer and President, and Sudhakar Ravi, Chief Technical Officer and a director, sold an aggregate of 1,832,364 shares of common stock to Bay Sonic Investors, LLC at a purchase price of $6.52 per share. On August 11, 1999, two shareholders also sold an aggregate of 400,000 shares of common stock to Bay Sonic Investors, LLC at a purchase price of $6.52 per share. Robert Williams, a director of the Company, is a managing member of Bay Sonic Investors, LLC. In addition, on August 6, 1999, Sreekanth Ravi sold 38,354 shares of common stock to David Shrigley, a director of the Company, at a purchase price of $6.52 per share and 30,682 shares of common stock to John McNulty at a purchase price of $6.52 per share. The purchasers of common stock in these transactions are entitled to registration rights in respect of the common stock purchased.

(7) Jerrold F. Petruzzelli, a director of SonicWALL, Inc. is a partner of Manatt, Phelps & Phillips, LLP, legal counsel to SonicWALL, Inc. In 1998, SonicWALL, Inc. paid Wise & Shepard LLP, a law firm of which Mr. Petruzzelli was then a partner, $88,772 in legal fees and expenses. In June 1999, Wise & Shepard LLP merged into Manatt, Phelps & Phillips, LLP and Mr. Petruzzelli became a partner of Manatt, Phelps & Phillips, LLP. For the year ended December 31, 1999, SonicWALL, Inc. had paid Wise & Shepard LLP and Manatt, Phelps & Phillips LLP an aggregate of $465,115 in legal fees and expenses.

Indemnification Agreements

   We have entered into indemnification agreements with our executive officers and directors. See "Management--Director and Officer Indemnification and Liability."

Registration Rights Agreements

   Some of our shareholders are entitled to have their shares registered by us for resale. See "Description of Capital Stock--Registration Rights."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Financial Statements

     Consolidated Balance Sheets at December 31, 1999 and 1998.

     Consolidated Statements of Operations for each of the three years in the period ended December 31, 1999.

     Consolidated Statement of Shareholders' Equity for each of the three years in the period ended December 31, 1999.

     Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999.

      Notes to Consolidated Financial Statements.

     Report of PricewaterhouseCoopers LLP, Independent Accountants.

   (b) Reports on Form 8-K

     None.

   (c) Exhibits

    Number                              Description
    ------                              -----------
    3.1*    Registrant's Amended and Restated Articles of Incorporation.
    3.2*    Registrant's Restated Bylaws.
    4.1*    Registrant's specimen common stock certificate.
    4.2*    Investor Rights Agreement dated February 19, 1999 by and between
            Registrant and the investors named therein.
   10.1*    Registrant's 1994 Stock Option Plan.
   10.2*    Registrant's 1998 Stock Option Plan.
   10.3*    Registrant's 1999 Employee Stock Option Plan.
   10.4*    Form of Indemnity Agreement entered into by Registrant with each of its executive officers and directors.
   10.5*    Loan and Security Agreement dated May 26, 1995 between Registrant and Comerica Bank.
   10.6++*  OEM License Agreement dated January 27, 1999 between Registrant and
            Com21, Incorporated.
   10.7++*  OEM Purchase Agreement dated January 5, 1999 between Registrant and
            Ramp Networks.
   10.8++*  Distribution Agreement dated February 9, 1999 between Registrant and Tech Data Product Management, Inc.
   10.9++*  Distribution Agreement dated July 5, 1998 between Registrant and
            Sumitomo Metal Systems Development Co.
   10.10++* Distribution Agreement dated November 11, 1992 between Registrant and Ingram Micro, Inc.
   10.11*   Agreement of Sublease dated as of October 26, 1998 between
            Registrant and AMP Incorporated.
   10.12++* OEM Purchase and Development Agreement between 3COM Corporation and
            Registrant effective July 1, 1999.
   10.13*   Purchase Agreement dated September 28, 1999 between Registrant and
            Flash Electronics, Inc.
   10.14*   Lease dated September 27, 1999 by and between AMB Property, L.P. as
            Landlord and SonicWALL, Inc. as tenant.
   27.1     Financial Data Schedule.

   (d) Schedules

     Schedule I.

--------
 * Incorporated by reference to the Registrant's Registration Statement on Form S-1 ( No. 333-85997) which became effective on November 9, 1999.
++ Confidential treatment has been requested for portions of this exhibit. The omitted material has been separately filed with the Securities and Exchange Commission.

   (d) Financial Statement Schedules

     Schedule II--Valuation and Qualifying Accounts and Reserves

   All financial statement schedules not listed are omitted because they are inapplicable or the requested information is shown in the financial statements of the registrant or in the related notes to the financial statements.

                                   SIGNATURES

   Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 23rd day of February, 2000.

                                          SonicWALL, Inc.

                                                   /s/ Sreekanth Ravi
                                          By: _________________________________
                                                      Sreekanth Ravi,
                                               President and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report to has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Sreekanth Ravi              President, Chief Executive  February 23, 2000
______________________________________  Officer and Director
            Sreekanth Ravi              (Principal Executive
                                        Officer)

        /s/ Sudhakar Ravi              Chief Technical Officer     February 23, 2000
______________________________________  and Director
            Sudhakar Ravi

     /s/ Robert M. Williams            Director                    February 23, 2000
______________________________________
          Robert M. Williams

      /s/ David A. Shrigley            Director                    February 23, 2000
______________________________________
          David A. Shrigley

   /s/ Jerrold F. Petruzzelli          Director                    February 23, 2000
______________________________________
        Jerrold F. Petruzzelli

     /s/ Michael J. Sheridan           Vice President, Finance     February 23, 2000
______________________________________  and Chief Financial
         Michael J. Sheridan            Officer
                                        and Secretary (Principal
                                        Financial and Accounting
                                        Officer)

                                                                      SCHEDULE I

                       REPORT OF INDEPENDENT ACCOUNTANTS

   Our audits of the consolidated financial statements referred to in our report dated January 13, 2000 appearing in the 1999 Annual Report to Shareholders of SonicWALL, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K.

   In our opinion, this financial statement schedule, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California
January 13, 2000

                                                                     SCHEDULE II

                                SONICWALL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                         Balance at Charged to             Balance at
                         Beginning   Cost and   Write-off    End of
                          of Year    Expenses  of Accounts    Year
                         ---------- ---------- ----------- ----------
Year ended December 31,
 1997
Allowance for doubtful
 accounts...............    $ 69       $ 52       $ --       $ 121
Year ended December 31,
 1998
Allowance for doubtful
 accounts...............     121        122          50        193
Year ended December 31,
 1999
Allowance for doubtful
 accounts...............     193        366          11        548

                               INDEX TO EXHIBITS

 Number                                Description
 ------                                -----------
  3.1*    Registrant's Amended and Restated Articles of Incorporation.
  3.2*    Registrant's Restated Bylaws.
  4.1*    Registrant's specimen common stock certificate.
  4.2*    Investor Rights Agreement dated February 19, 1999 by and between
          Registrant and the investors named therein.
 10.1*    Registrant's 1994 Stock Option Plan.
 10.2*    Registrant's 1998 Stock Option Plan.
 10.3*    Registrant's 1999 Employee Stock Option Plan.
 10.4*    Form of Indemnity Agreement entered into by Registrant with each of its executive officers and directors.
 10.5*    Loan and Security Agreement dated May 26, 1995 between Registrant and
          Comerica Bank.
 10.6++*  OEM License Agreement dated January 27, 1999 between Registrant and
          Com21, Incorporated.
 10.7++*  OEM Purchase Agreement dated January 5, 1999 between Registrant and
          Ramp Networks.
 10.8++*  Distribution Agreement dated February 9, 1999 between Registrant and
          Tech Data Product Management, Inc.
 10.9++*  Distribution Agreement dated July 5, 1998 between Registrant and
          Sumitomo Metal Systems Development Co.
 10.10++* Distribution Agreement dated November 11, 1992 between Registrant and
          Ingram Micro, Inc.
 10.11*   Agreement of Sublease dated as of October 26, 1998 between Registrant and AMP Incorporated.
 10.12++* OEM Purchase and Development Agreement between 3COM Corporation and
          Registrant effective July 1, 1999.
 10.13*   Purchase Agreement dated September 28, 1999 between Registrant and
          Flash Electronics, Inc.
 10.14*   Lease dated September 27, 1999 by and between AMB Property, L.P. as
          Landlord and SonicWALL, Inc. as Tenant.
 27.1     Financial Data Schedule.

--------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-85997), which became effective on November 9, 1999.
++ Confidential treatment has been requested for portions of this exhibit. The omitted material has been separately filed with the Securities and Exchange Commission.