Form 10-Q
period 2000-03-31
SONICWALL INC
filed 2000-05-15
CIK 1093885

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                ______________

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from  _______ to _______

                      Commission file number:    000-27723

                                ______________

                                SonicWALL, Inc.
             (Exact name of registrant as specified in its charter)

         California                                              77-0270079
(State or other jurisdiction                                  (I.R.S. Employer
      of incorporation)                                      Identification No.)

                              1160 Bordeaux Drive
                          Sunnyvale, California 94089
             (Address of registrant's principal executive offices)  (Zip Code)
                                 (408) 745-9600
             (Registrant's telephone number, including area code)
                                _______________

                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

                    ----------------------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        TITLE OF EACH CLASS                        OUTSTANDING AT MARCH 31, 2000
     Common Stock, no par value                          25,770,227 Shares

                               TABLE OF CONTENTS

                                                                          PAGE
PART I.   FINANCIAL INFORMATION.......................................     3

ITEM 1.   Financial Statements........................................     4
ITEM 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................     8
ITEM 3.   Quantitative and Qualitative Disclosures About
            Market Risk...............................................    14

PART II.  OTHER INFORMATION...........................................    14

ITEM 1.   Legal Proceedings...........................................    14
ITEM 2.   Changes in Securities and Use of Proceeds...................    14
ITEM 3.   Defaults Upon Senior Securities.............................    14
ITEM 4.   Submission of Matters to a Vote of Security Holders.........    14
ITEM 5.   Other Information...........................................    14
ITEM 6.   Exhibits and Reports on Form 8-K............................    14

SIGNATURES............................................................    15

================================================================================

                         PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2000
  and December 31, 1999................................................  4

Condensed Consolidated Statements of Operations for the
  three months ended March 31, 2000 and 1999...........................  5

Condensed Consolidated Statements of Cash Flows for the
  three months ended March 31, 2000 and 1999...........................  6

Notes to Condensed Consolidated Financial Statements...................  7


                                SONICWALL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                      March 31,       December 31,
                                                                                        2000              1999
                                                                                      --------        ------------
                                                                                    (Unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents..................................................         $193,285           $62,589
  Short term investments.....................................................           40,456                 -
  Accounts receivable, net...................................................            4,552             3,687
  Inventories................................................................            1,912               558
  Deferred income taxes......................................................            4,756             1,556
  Prepaid expenses and other current assets..................................            1,886             1,015
                                                                                      --------           -------
    Total current assets.....................................................          246,847            69,405
Property and equipment, net..................................................            1,225               435
Intangibles and other assets.................................................            1,189             1,399
                                                                                      --------           -------
                                                                                      $249,261           $71,239
                                                                                      ========           =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...........................................................         $  3,525           $ 2,692
  Accrued payroll and related benefits.......................................            1,485             1,205
  Other accrued liabilities..................................................            2,811             1,839
  Deferred revenue...........................................................            5,487             3,732
  Income taxes payable.......................................................              845             1,021
                                                                                      --------           -------
    Total current liabilities................................................           14,153            10,489
                                                                                      --------           -------

Shareholders' Equity:
  Common stock...............................................................          234,179            61,600
  Retained earnings (accumulated deficit)....................................              929              (850)
                                                                                      --------           -------
    Total shareholders' equity...............................................          235,108            60,750
                                                                                      --------           -------
                                                                                      $249,261           $71,239
                                                                                      ========           =======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                SONICWALL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                      Three Months Ended March 31,
                                                                                        2000              1999
                                                                                       -------           -------
Revenue
  Internet security..........................................................          $13,407           $ 2,251
  Ethernet...................................................................               --               813
                                                                                       -------           -------
     Total revenue...........................................................           13,407             3,064

Cost of revenue..............................................................            3,660               943
                                                                                       -------           -------
Gross margin ................................................................            9,747             2,121
                                                                                       -------           -------
Operating expenses
  Research and development...................................................            1,985               658
  Sales and marketing........................................................            2,602               811
  General and administrative.................................................              861               332
  Deferred stock compensation................................................            1,801                15
                                                                                       -------           -------
     Total operating expenses................................................            7,249             1,816
                                                                                       -------           -------
Income from operations.......................................................            2,498               305
Other income, net............................................................            1,209                41
                                                                                       -------           -------
Income before income taxes...................................................            3,707               346
Provision for income taxes...................................................            1,928               135
                                                                                       -------           -------
Net income...................................................................          $ 1,779           $   211
                                                                                       =======           =======
Net income per share
  Basic......................................................................            $0.07             $0.01
                                                                                       =======           =======
  Diluted....................................................................            $0.07             $0.01
                                                                                       =======           =======
Shares used in computing net income per share
  Basic......................................................................           23,949            16,304
                                                                                       =======           =======
  Diluted....................................................................           26,957            18,635
                                                                                       =======           =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                SONICWALL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                     Three Months Ended March 31,
                                                                                       2000                1999
                                                                                     --------             ------
Cash flows from operating activities:
  Net income.............................................................            $  1,779             $  211
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.........................................                 245                220
   Provision for allowance for doubtful accounts.........................                  --                 69
   Amortization of deferred stock compensation...........................               1,801                 15
   Changes in operating assets and liabilities:
     Accounts receivable.................................................                (865)              (726)
     Inventories.........................................................              (1,353)               (20)
     Prepaid expenses and other current assets...........................                (870)               135
     Deferred income taxes...............................................                  (2)               224
     Accounts payable....................................................                 833                124
     Accrued payroll and related benefits................................                 280                 89
     Other accrued liabilities...........................................                 973                (22)
     Deferred revenue....................................................               1,755                563
     Income taxes payable................................................                 608                (95)
                                                                                     --------             ------
          Net cash provided by operating activities......................               5,184                787
                                                                                     --------             ------
Cash flows from investing activities:
  Purchase of property and equipment.....................................                (827)               (11)
  Purchase of short term investments.....................................             (40,456)                --
                                                                                     --------             ------
          Net cash used in investing activities..........................             (41,283)               (11)
                                                                                     --------             ------
Cash flows from financing activities:
  Proceeds from exercise of stock options................................                 301                 --
  Proceeds from issuance of redeemable Series A convertible
   preferred stock.......................................................                  --              4,971
  Proceeds from issuance of common stock, net of issuance costs..........             166,494                 --
  Payments of notes receivable from shareholders.........................                  --                 38
                                                                                     --------             ------
          Net cash provided by financing activities......................             166,795              5,009
                                                                                     --------             ------

Net increase in cash and cash equivalents................................             130,696              5,785
Cash and cash equivalents at beginning of period.........................              62,589              1,051
                                                                                     --------             ------
Cash and cash equivalents at end of period...............................            $193,285             $6,836
                                                                                     ========             ======

Supplemental disclosure of cash flow information:
  Cash paid for income taxes.............................................            $  1,320             $   --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                SONICWALL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements have been prepared by SonicWALL, Inc. (the "Company") and are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1999 and the risk factors as set forth in the Company's Form 10-K, including without limitation, risks relating to limited operating history, management of growth, maintaining profitability, dependence on new products, customer concentration, dependence on OEM orders, product pricing, risks associated with international sales and operations, dependence on components, product liability, dependence on contract manufacturer, management of acquisitions of products and technologies, protection of intellectual property, dependence on key personnel, rapid technological change, competition, government regulation affecting Internet security, concentration of stock ownership, possible volatility of stock price and effect of certain charter provisions. Any party interested in reviewing these publicly available documents should write to the SEC or the Chief Financial Officer of the Company.

2.   CONSOLIDATION

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.


3.   NET INCOME PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:


                                                                                          Three Months Ended
                                                                                               March 31,
(In thousands, except per share amounts)                                                 2000              1999
                                                                                       -------           -------
Numerator:
  Net income...........................................................                $ 1,779           $   211
                                                                                       -------           -------

Denominator:
  Weighted average common shares outstanding...........................                 24,197            16,304
  Weighted average unvested common shares subject to
    repurchase.........................................................                   (248)               --
                                                                                       -------           -------
  Denominator for basic calculation....................................                 23,949            16,304
  Common stock equivalents.............................................                  3,008             2,331
                                                                                       -------           -------
  Denominator for diluted calculation..................................                 26,957            18,635


Basic net income per share.............................................                $  0.07           $  0.01
                                                                                       =======           =======
Diluted net income per share...........................................                $  0.07           $  0.01
                                                                                       =======           =======

4.  INVENTORIES

    Inventories consist of the following:

(In thousands)                                                                            March 31,        December 31,
                                                                                            2000                1999
                                                                                          ------               -----
Raw materials..........................................................                   $  746               $  25
Finished goods.........................................................                    1,166                 533
                                                                                          ------               -----
                                                                                          $1,912               $ 558
                                                                                          ======               =====

5.   FOLLOW-ON OFFERING

     In March 2000, the Company completed a follow-on offering of 3,500,000 shares of its common stock at a price of $100 per share, of which 1,750,000 shares were sold by the Company and 1,750,000 shares were sold by selling shareholders. The Company received approximately $166 million in net proceeds after deducting underwriting discounts and commissions and offering expenses. The Company expects to use the proceeds from the offering to support growth, working capital and potential acquisitions of complementary products and technologies.

6.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement established accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of Statement 133 to have a material impact on the Company's results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The Company implemented SAB 101 in the quarter ended March 31, 2000 and it did not have a material impact on the financial statements.

     In March 2000, the FASB issued FASB interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No.25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation did and will not have a material impact on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains forward-looking statements about future results, which are subject to risks and uncertainties, including those discussed below. These statements relate to future events or our future financial performance. In many cases you can identify forward-looking statements by terminology such as "may", "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "intend" or "continue," or the negative of such terms and other comparable terminology. These statements are only predictions. Our actual results may differ significantly from the results discussed in the forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth in our Form 10-K filed with the Securities and Exchange Commission. Refernces to "we," "our," and "us" refer to SonicWALL, Inc.

OVERVIEW

     From inception through 1996, we derived substantially all of our revenue from the development and marketing of networking products for Apple Macintosh computers. These products enable Apple Macintosh computers to connect to computer networks using Ethernet communications standards. The Ethernet standard was developed in the 1970s by Xerox Corporation and is the most widely used technology to facilitate communication between computers on local area networks. The Ethernet standard is defined by the Institute of Electrical and Electronics Engineers and specifies the speed and other characteristics of a computer network. In 1998, we made a strategic business decision to concentrate our resources in the Internet security market due to our belief that this market had better long-term growth prospects. As a result, we stopped shipments of our Ethernet product line during December 1999. In October 1997, we introduced our first Internet security appliance, the SonicWALL DMZ, and began volume shipments in 1998. In 1998 we began offering content filtering subscriptions to our SonicWALL customers. Customers can purchase subscriptions for one to four years, and they receive weekly updated lists of objectionable web site addresses to which they can block access. We now focus all our development, marketing and sales efforts on the Internet security appliance market. Our shift to selling Internet security products has not required any significant restructuring of our personnel, facilities, manufacturing or operations. We do not expect any significant charges related to our Ethernet product inventories or warranty obligations. In 1999, our Internet security products represented approximately 92% of our total revenue and in 2000 they represented 100% of our total revenue. In 1999, our Ethernet products represented 8% of our total revenue and in 2000, Ethernet products are no longer being sold.

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

     Our revenue consists primarily of product sales and, to a lesser extent, subscription fees from content filtering services and extended warranty contract fees. Product sales comprise approximately 95% of total revenue for the year ended December 31, 1999. We generally recognize revenue when we ship products to our customers. Agreements with many of our distributors provide for stock rotation, price protection and co-op advertising rights. Stock rotation rights provide a distributor the right to exchange unsold inventory for alternative products. Ingram Micro's right to return or rotate its stock on-hand is unlimited, and therefore we recognize revenue for product sales to Ingram Micro when it has sold the product to its customers. Ingram Micro does not have the right to return non-defective products to us if a customer of Ingram Micro returns such a product to Ingram Micro. For all other distributors, the value of stock that can be rotated is generally limited to 15% of the prior quarter's purchases. Co-op advertising rights provide a distributor the right to be reimbursed up to 3% of the prior quarter's sales for costs it has incurred associated with advertising our products. For all of our distributors, we provide an allowance for sales returns, price protection rights and reserves for warranty and co-op advertising costs at the time of revenue recognition. Price reductions which may result in price protection require the approval of our president, chief financial officer, and vice president of sales. Subscription fees and extended warranty fees are deferred and amortized over the period of the related contracts. Subscription and extended warranty fees to date have not been material.

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

     In August 1998, we acquired all the partnership interest of AckFin Networks, a California general partnership, in exchange for an aggregate of 5,426,184 shares of all common stock with an estimated value of $0.90 per share, or $4,883,000, and the assumption of $150,000 in liabilities. The controlling partners of AckFin, Sreekanth Ravi and Sudhakar Ravi, two of our executive officers and principal shareholders, were also the majority shareholders of SonicWALL, Inc. and, therefore, were deemed to be a control group for purposes of determining the amount of purchase price to be "stepped-up." The value of the exchanged shares for AckFin was accounted for as a reorganization of entities under common control. Accordingly, net assets acquired were valued by applying carryover basis to the control group interest and a stepped-up basis to the minority interest. The step-up of the minority interest resulted in an intangible asset of $2,517,000. This intangible asset was attributed to acquired completed technology and will be amortized over a period of three years. The intangible assets acquired by the Company were rights to the completed core technology developed by AckFin that provides the foundation for our Internet products. Since this transaction occurred between entities that were under common control, the financial results of AckFin have been combined with our results for the period since the inception of AckFin, April 1997, through the date of exchange, August 1998. AckFin did not have any revenue transactions with unrelated third parties. All financial transactions for AckFin were eliminated upon combination with SonicWALL, Inc.

In 1998, we recorded total deferred stock compensation of approximately $48,000 in connection with stock and stock options granted during 1998 at prices subsequently deemed to be below fair market value on the date of grant. Options granted are typically subject to a four-year vesting period. Restricted stock acquired through the exercise of unvested stock options is subject to our right to repurchase the unvested stock at the price paid, which right lapses over a four-year period. We are amortizing the deferred stock compensation over the vesting periods of the applicable options and the repurchase periods for the restricted stock. In 1999, we recorded approximately $6.1 million in additional deferred stock compensation for stock options granted in the year ended December 31, 1999, at prices subsequently deemed to be below fair market value on the date of grant. We amortized approximately $2.9 million of deferred stock compensation for the year ended December 31, 1999, including amortization for granted options to certain consultants in exchange for services rendered. These options are subject to variable plan accounting with fair value re-measurements at the end of each quarterly reporting period.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data for the periods indicated as a percentage of total revenue:

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                          2000              1999
                                                                                         ------            ------
Revenue
  Internet Security...................................................                   100.0%             73.5%
  Ethernet............................................................                     0.0              26.5
                                                                                         -----             -----
    Total revenue.....................................................                   100.0             100.0

Cost of revenue.......................................................                    27.3              30.8
                                                                                         -----             -----

Gross margin..........................................................                    72.7              69.2

Operating expenses
  Research and development............................................                    14.8              21.5
  Sales and marketing.................................................                    19.4              26.4
  General and administrative..........................................                     6.4              10.8
  Deferred stock compensation.........................................                    13.4               0.5
                                                                                         -----             -----
    Total operating expenses..........................................                    54.0              59.2
                                                                                         -----             -----


Income from operations.................................................                   18.7              10.0

Other income, net......................................................                    9.0               1.3
                                                                                         -----             -----

Income before income taxes.............................................                   27.7              11.3

Provision for income taxes.............................................                   14.4               4.4
                                                                                         -----             -----
Net income.............................................................                   13.3%              6.9%
                                                                                         =====             =====

     Internet Security Revenue - Revenue from sales of our security appliance products increased to $13.4 million in the three months ended March 31, 2000 from $2.3 million in the three months ended March 31, 1999. This increase was attributable to a higher volume of products shipped, expansion of our distribution channel and increasing demand in the security appliance market. The increase in shipping volume resulted primarily from increased market acceptance of the SonicWALL products over the corresponding period of the prior year and the introduction of a new product during May 1999, the SonicWALL Pro. In addition, during the three months ended March 31, 2000 we increased shipments under an OEM relationship that was entered in July 1999.

     Ethernet Revenue - Revenue from our Ethernet products declined by $0.8 million from $0.8 million in the three months ended March 31, 1999 to $0 in the three months ended March 31, 2000. This decrease was directly related to our decision to focus on development, sales and marketing efforts on our Internet security appliance products. We stopped shipment of Ethernet products in December 1999.

     There can be no assurance that the Company's net sales will continue to increase in absolute dollars or at the rate at which they have grown in recent fiscal periods.

     Cost of Revenue; Gross Margin - Cost of revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, all warranty costs and any inventory provisions or write-downs are expensed as cost of revenue. Cost of revenue increased to $3.7 million in the three months ended March 31, 2000 from $0.9 million in the three months ended March 31, 1999. Gross margin increased from 69.2% for the three months ended March 31, 1999 to 72.7% for the three months ended March 31, 2000. This increase in gross margin was primarily attributable to the increase in sales of higher gross margin security appliance products, and the Company's decision to cease shipping of the lower gross margin Ethernet products in December 1999. In addition, we experienced increased manufacturing efficiencies and lower overhead and component costs per unit, due to the economies of scale. Gross margin was also favorably impacted by growth in content filter subscriptions and service revenues due to a larger installed base. Factors contributing to the gross margin growth were partially offset by the effect of increased sales of OEM products, which generate lower gross margins.

     The Company's gross margin has been and will continue to be affected by a variety of factors, including competition; the mix and average selling prices of products; new product introductions and enhancements and the cost of components and manufacturing labor.

     Research and Development - Research and development expenses primarily consist of personnel costs related to engineering and technical support, contract consultants, outside testing services, amortization of acquired technology from AckFin, and equipment and supplies associated with enhancing existing products and developing new products. Research and development expenses increased by 202% from $0.7 million for the three months ended March 31, 1999 to $2.0 million for the three months ended March 31, 2000. Research and development expenses represented 21.5% and 14.8%, respectively, of net sales for such periods and increased in absolute dollars primarily as a result of increased personnel costs, increased facility expenses related to the new leased facility, prototyping expenses associated with the development of new products and ongoing support of current and future product development and enhancement efforts. The Company believes that significant investments in research and development will be required to remain competitive and expects that such expenditures will continue to increase in absolute dollars.

     Sales and Marketing - Sales and marketing expenses primarily consist of personnel costs, including commissions and bonuses, costs associated with the development of our business and corporate identification, and costs related to customer support, travel, trade shows, promotional and advertising costs. Sales and marketing expenses increased 221% from $0.8 million for the three months ended March 31, 1999 to $2.6 million for the three months ended March 31, 2000. These expenses were 26.4% and 19.4% of net sales for such periods, respectively. The increase in absolute dollars was primarily related to the expansion of the Company's sales and marketing organization, including growth in the domestic and international sales force, increased commission and bonus expenses related to higher sales volumes and increased travel expenses. Facility expenses and depreciation also increased over the corresponding period of the prior year due to the move to a larger facility in October 1999 and to related leasehold improvements. The Company expects to continue to increase its sales and marketing expenses in an effort to expand domestic and international markets, introduce new products and establish and expand new distribution channels and OEM relationships.

     General and Administrative - General and administrative expenses were $0.9 million for the three months ended March 31, 2000, compared to $0.3 million for the three months ended March 31, 1999. These expenses represented 6.4% and 10.8%, respectively, of net sales for such periods and increased in absolute dollars primarily as a result of increased personnel costs, increased facility expenses related to the new leased facility and the growth of other expenses. The Company believes that its general and administrative expenses will increase in absolute dollars as the Company continues to build its infrastructure.

     Deferred Stock Compensation - Amortization of deferred stock compensation was $1.8 million for the three months ended March 31, 2000. This amortization relates to deferred compensation of $6.1 million, related to stock options granted in the year ended December 31, 1999. We are amortizing this amount over the vesting periods of the applicable options. Amortization of deferred stock compensation in the three months ended March 31, 1999 was $15,000.

     Other Income, net - Other income, net, consists primarily of interest income on the Company's cash, cash equivalents and short-term investments, and increased to $1.2 million for the three months ended March 31, 2000 from $41,000 in the three months ended March 31, 1999. This increase was related primarily to higher interest earnings on cash and cash equivalents that increased in amount from $6.8 million at March 31, 1999, to $234 million at March 31, 2000 as a result of the initial public offering in November 1999 and the follow-on offering in March 2000.

     Provision for Income Taxes - The Company's effective tax rate for the first quarter of fiscal 2000 was 35% compared with 37.5% in the first quarter of fiscal 1999. The lower tax rate in fiscal 2000 is a result of the implementation of a foreign sales corporation in February 2000 and tax benefits related to investments in tax exempt securities.

     The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on a number of factors including the level competition; the size and timing of significant orders; product mix; market acceptance of new products and product enhancements; new product announcements or the introductions by the Company or its competitors; deferrals of customer orders in anticipation of new products or product enhancement; changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products and product enhancements on a timely basis; hardware component costs; supply constraints; the Company's success in expanding its sales and marketing programs; technological changes in the Internet security market; the mix of sales among the Company's sales channels; levels of expenditure on research and development; changes in Company strategy; personnel changes; the Company's ability to successfully expand domestic and international operations; general economic trends and other factors.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 2000, the Company's cash, cash equivalents and short-term investments increased by $171 million to $234 million. This increase related primarily to the follow-on offering in March 2000 which generated $166.5 million in net proceeds. The Company's working capital increased for the three months ended March 31, 2000 by $174 million to $233 million. For the three months ended March 31, 2000, the Company generated cash from operating activities totaling $5.2 million, principally related to net income of $1.8 million and an increase in deferred revenue, partially offset by increases in accounts receivable and inventories. Net cash provided by operating activities in the three months ended March 31, 1999 principally related to net income and an increase in deferred revenues, offset by an increase in accounts receivable.

     The Company purchased $40 million of short-term investments and used $0.8 million to purchase property and equipment during the three months ended March 31, 2000. The Company spent approximately $11,000 on investing activities in the three months ended March 31, 1999.

     Financing activities provided $167 million and $5 million for the three months ended March 31, 2000 and March 31, 1999, respectively. In February 1999, the Company completed a private placement and issued 1,438,377 shares of redeemable Series A convertible preferred stock for net proceeds of $5 million. In March 2000, the Company completed its follow-on offering of common stock which generated approximately $166.5 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses.

YEAR 2000

     We believe that we have successfully rendered our products, internal management and other administrative systems and external information systems year 2000 compliant. In addition, we have surveyed the vendors of the third-party technologies we incorporate into our products and services and applied updates or arrangements to correct potential year 2000 compliance problems. Since January 1, 2000, we have experienced no disruptions in our business operations as a result of year 2000 compliance problems or otherwise, and have received no reports of any year 2000 compliance problems with our products and services. To date, the total cost of our efforts to address year 2000 compliance has not been material.

     Nonetheless, some problems related to the year 2000 risks may not appear until several months after January 1, 2000. Year 2000 issues could include problems with our own products and services or with third-party products or technology that we use or with which our products exchange data. Any problems that are not identified and corrected successfully and completely could adversely affect our business.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement established accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of Statement 133 to have a material impact on the Company's results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The Company implemented SAB 101 in the quarter ended March 31, 2000 and it did not have a material impact on the financial statements.

     In March 2000, the FASB issued FASB interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No.25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after

June 30, 2000. The adoption of this interpretation did and will not have a material impact on the financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments. We do not use derivative financial instruments in our investment portfolio. As stated in our investment policy, we are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default and market risk. We mitigate default risk by investing in only investment-grade instruments. A hypothetical 10 percent increase in market interest rates from levels at March 31, 2000, would cause the fair value of these short-term investments to decline by an immaterial amount. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income.

     We invoice all of our foreign customers from the United States in U.S. dollars and all revenue is collected in U.S. dollars. As a result, we do not have significant market risks associated with foreign currencies or related to sales and collections.

     The hypothetical changes and assumptions discussed above will be different from what actually occurs in the future. Furthermore, such computations do not anticipate actions that may be taken by management, should the hypothetical market changes actually occur over time. As a result, the effect on actual earnings in the future will differ from those described above.


                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          10.15++ Amendment Number Two to the OEM Purchase and Development
                  Agreement between Registrant and 3Com Europe, Ltd. effective March 15, 2000

          27.1    Financial Data Schedule for the period ended March 31, 2000

     (b)  REPORTS ON FORM 8-K

          No reports on From 8-K were filed during the quarter ended March 31, 2000.

++ Confidential treatment has been requested for portions of this exhibit. The omitted material has been separately filed with the Securities and Exchange Commission.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California.

                                       SonicWALL, Inc.


                                          /s/ MICHAEL J. SHERIDAN
                                      ----------------------------------
                                        By: Michael J. Sheridan,

                                      Vice President, Finance and Chief
                                        Financial Officer and Secretary
                                         (Principal Financial Officer,
                                          Chief Accounting Officer and
                                               Authorized Signer)

Dated:  May 12, 2000

                               INDEX TO EXHIBITS

Number                           Description
-------------   ----------------------------------------------------------------
10.15++         Amendment Number Two to the OEM Purchase and Development
                Agreement between Registrant and 3Com Europe, Ltd. effective
                March 15, 2000

27.1            Financial Data Schedule.


++ Confidential treatment has been requested for portions of this exhibit. The omitted material has been separately filed with the Securities and Exchange
   Commission.


