Form 10-Q
period 2000-06-30
SONICWALL INC
filed 2000-08-11
CIK 1093885

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 ------------
                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OR THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from  _______ to _______

                     Commission file number:    000-27723

                                 ------------
                                SonicWALL, Inc.
            (Exact name of registrant as specified in its charter)


          California                                            77-0270079
(State or other jurisdiction                                 (I.R.S. Employer
     of incorporation)                                      Identification No.)

                              1160 Bordeaux Drive
                          Sunnyvale, California 94089
                                (408) 745-9600
             (Address of registrant's principal executive offices)

                                 ------------

                                Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)

                                 ------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               ----     -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          TITLE OF EACH CLASS                     OUTSTANDING AT JUNE 30, 2000
       Common Stock, no par value                      25,934,104 Shares

                               TABLE OF CONTENTS

PAGE
 3.   PART I.  FINANCIAL INFORMATION

 4.   ITEM 1.  Financial Statements
 8.   ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
14.   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

15.   PART II.  OTHER INFORMATION

15.   ITEM 1.  Legal Proceedings
15.   ITEM 2.  Changes in Securities and Use of Proceeds
15.   ITEM 3.  Defaults Upon Senior Securities
15.   ITEM 4.  Submission of Matters to a Vote of Security Holders
15.   ITEM 5.  Other Information
15.   ITEM 6.  Exhibits and Reports on Form 8-K

16.   SIGNATURES

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999................. 4

Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2000 and 1999................................................................. 5

Condensed Consolidated Statements of Cash Flows for the six month periods ended
   June 30, 2000 and 1999....................................................................... 6

Notes to Condensed Consolidated Financial Statements............................................ 7

                                SONICWALL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                      June 30,        December 31,
                                                                                        2000              1999
                                                                                        ----              ----
                                                                                    (Unaudited)
                                      ASSETS
Current Assets:
  Cash and cash equivalents.......................................................    $174,133           $62,589
  Short-term investments..........................................................      69,272                 -
  Accounts receivable, net........................................................       6,178             3,687
  Inventories.....................................................................       2,306               558
  Deferred income taxes...........................................................       5,367             1,556
  Prepaid expenses and other current assets.......................................       1,302             1,015
                                                                                      --------           -------
    Total current assets..........................................................     258,558            69,405
Property and equipment, net.......................................................       1,767               435
Intangibles and other assets......................................................         981             1,399
                                                                                      --------           -------
                                                                                      $261,306           $71,239
                                                                                      ========           =======

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................................................    $  2,925           $ 2,692
  Accrued payroll and related benefits............................................       2,413             1,205
  Other accrued liabilities.......................................................       3,526             1,839
  Deferred revenue................................................................       7,024             3,732
  Income taxes payable............................................................       1,083             1,021
                                                                                      --------           -------
    Total current liabilities.....................................................      16,971            10,489
                                                                                      --------           -------

Shareholders' Equity:
  Common stock....................................................................     239,247            61,600
  Retained earnings (accumulated deficit).........................................       5,088              (850)
                                                                                      --------           -------
    Total shareholders' equity....................................................     244,335            60,750
                                                                                      --------           -------
                                                                                      $261,306           $71,239
                                                                                      ========           =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                SONICWALL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                       Three Months Ended              Six Months Ended
                                                                             June 30,                       June 30,
                                                                     2000            1999            2000            1999
                                                                    ------          ------          ------          ------
Revenue
  Internet security...............................................  $16,473         $ 3,223         $29,879         $ 5,474
  Ethernet........................................................        -             403               -           1,216
                                                                    -------         -------         -------         -------
     Total revenue................................................   16,473           3,626          29,879           6,690

Cost of revenue...................................................    4,061           1,055           7,721           1,998
                                                                    -------         -------         -------         -------
Gross margin......................................................   12,412           2,571          22,158           4,692
                                                                    -------         -------         -------         -------
Operating expenses
  Research and development........................................    2,516             723           4,501           1,381
  Sales and marketing.............................................    3,553           1,043           6,155           1,854
  General and administrative......................................    1,206             362           2,067             694
  Deferred stock compensation.....................................    1,194             768           2,995             783
                                                                    -------         -------         -------         -------
     Total operating expenses.....................................    8,469           2,896          15,718           4,712
                                                                    -------         -------         -------         -------
Income (loss) from operations.....................................    3,943            (325)          6,440             (20)
Other income, net.................................................    3,097              91           4,307             132
                                                                    -------         -------         -------         -------
Income (loss) before income taxes.................................    7,040            (234)         10,747             112
Provision for income taxes........................................    2,882             200           4,810             335
                                                                    -------         -------         -------         -------
Net income (loss)                                                   $ 4,158         $  (434)        $ 5,937         $  (223)
                                                                    =======         =======         =======         =======
Net income (loss) per share
  Basic...........................................................    $0.16         $ (0.03)        $  0.24         $ (0.01)
                                                                    =======         =======         =======         =======
  Diluted.........................................................    $0.15         $ (0.03)        $  0.21         $ (0.01)
                                                                    =======         =======         =======         =======
Shares used in computing net income (loss) per share
  Basic...........................................................   25,618          16,396          24,789          16,322
                                                                    =======         =======         =======         =======
  Diluted.........................................................   28,516          16,396          27,742          16,322
                                                                    =======         =======         =======         =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                SONICWALL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                       2000               1999
                                                                                       ----               ----
Cash flows from operating activities:
  Net income (loss)                                                                  $  5,937            $  (223)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization................................................          521                441
   Provision for allowance for doubtful accounts................................          239                133
   Amortization of deferred stock compensation..................................        2,995                783
   Changes in operating assets and liabilities:
     Accounts receivable........................................................       (2,730)             (1295)
     Inventories................................................................       (1,748)              (318)
     Prepaid expenses and other current assets..................................         (288)               (38)
     Deferred income taxes......................................................         (613)            (1,535)
     Accounts payable...........................................................          233                287
     Accrued payroll and related benefits.......................................        1,208                493
     Other accrued liabilities..................................................        1,688                311
     Deferred revenue...........................................................        3,292              1,064
     Income taxes payable.......................................................        4,098                570
                                                                                     --------            -------
          Net cash provided by operating activities.............................       14,832                673
                                                                                     --------            -------

Cash flows from investing activities:
  Purchase of property and equipment............................................       (1,434)              (102)
  Purchase of short-term investments............................................      (69,272)                --
                                                                                     --------            -------
          Net cash used in investing activities.................................      (70,706)              (102)
                                                                                     --------            -------

Cash flows from financing activities:
  Proceeds from exercise of stock options.......................................          624                138
  Proceeds from issuance of redeemable Series A convertible preferred
     stock......................................................................           --              4,971

  Proceeds from issuance of common stock, net of issuance costs.................      166,494                 --
  Payments of notes receivable from shareholders................................          300                 38
                                                                                     --------            -------
          Net cash provided by financing activities.............................      167,418              5,147
                                                                                     --------            -------

Net increase in cash and cash equivalents.......................................      111,544              5,718
Cash and cash equivalents at beginning of period................................       62,589              1,051
                                                                                     --------            -------
Cash and cash equivalents at end of period......................................     $174,133            $ 6,769
                                                                                     ========            =======

Supplemental disclosure of cash flow information:
  Cash paid for income taxes....................................................     $  1,320            $ 1,300

Supplemental disclosure of noncash investing activities:
  Issuance of notes receivable upon the exercise of stock options...............     $     --            $   300


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                SONICWALL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying condensed consolidated financial statements have been prepared by SonicWALL, Inc. (the "Company") are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1999 and the risk factors as set forth in the Company's Form 10-K, including without limitation, risks relating to limited operating history, management of growth, maintaining profitability, dependence on new products, customer concentration, dependence on OEM orders, product pricing, risks associated with international sales and operations, dependence on components, product liability, dependence on contract manufacturer, management of acquisitions of products and technologies, protection of intellectual property, dependence on key personnel, rapid technological change, competition, government regulation affecting Internet security, concentration of stock ownership, possible volatility of stock price and effect of certain charter provisions. Any party interested in reviewing these publicly available documents should write to the SEC or the Chief Financial Officer of the Company.


2.  CONSOLIDATION

    The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.


3.  NET INCOME (LOSS) PER SHARE

    The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented:

                                                                      Three Months Ended                Six Months Ended
                                                                           June 30,                          June 30,
(In thousands, except per share amounts)                             2000            1999              2000            1999
                                                                   -------         -------           -------         -------
Numerator:
  Net income (loss)........................................        $ 4,158         $  (434)          $ 5,937         $  (223)
                                                                   -------         -------           -------         -------

Denominator:
  Weighted average common shares outstanding...............         25,848          16,454            25,028          16,380
  Weighted average unvested common shares subject to
    repurchase.............................................           (230)            (58)             (239)            (58)
                                                                   -------         -------           -------         -------
  Denominator for basic calculation........................         25,618          16,396            24,789          16,322

  Common stock equivalents.................................          2,898               -             2,953               -
                                                                   -------         -------           -------         -------
  Denominator for diluted calculation......................         28,516          16,396            27,742          16,322


Basic net income (loss) per share..........................        $  0.16         $ (0.03)          $  0.24         $ (0.01)
                                                                   =======         =======           =======         =======
Diluted net income (loss) per share........................        $  0.15         $ (0.03)          $  0.21         $ (0.01)
                                                                   =======         =======           =======         =======

    Common stock equivalents of 3,735 for the three month period ended June 30, 2000 and 2,998 for the six month period ended June 30, 2000, consisting of options, were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

4.  INVENTORIES

    Inventories consist of the following:

(In thousands)                                    June 30,        December 31,
                                                    2000                1999
                                                  ------               -----
Raw materials                                     $1,005               $  25
Finished goods                                     1,301                 533
                                                  ------               -----
                                                  $2,306               $ 558
                                                  ======               =====


5.  FOLLOW-ON OFFERING

    In March 2000, the Company completed a secondary offering of 3,500,000 shares of its common stock at a price of $100 per share, of which 1,750,000 shares were sold by the Company and 1,750,000 shares were sold by selling shareholders. The Company received approximately $166 million in net proceeds after deducting underwriting discounts and commissions and offering expenses. The Company expects to use the proceeds from the offering to support growth, working capital and potential acquisitions of complementary products and technologies.

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

    In March 2000, the FASB issued FASB interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No.25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation did not have a material impact on the financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Form 10-Q contains forward-looking statements about future results, which are subject to risks and uncertainties, including those discussed below. These statements relate to future events or our future financial performance. In many cases you can identify forward-looking statements by terminology such as "may", "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "intend" or "continue," or the negative of such terms and other comparable terminology. These statements are only predictions. Our actual results may differ significantly from the results discussed in the forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth in our Form 10-K filed with the Securities and Exchange Commission. References to "we," "our," and "us" refer to SonicWALL, Inc.

OVERVIEW

    From inception through 1996, we derived substantially all of our revenue from the development and marketing of networking products for Apple Macintosh computers. These products enable Apple Macintosh computers to connect to computer networks using Ethernet communications standards. The Ethernet standard was developed in the 1970s by Xerox Corporation and is the most widely used technology to facilitate communication between computers on local area networks. The Ethernet standard is defined by the Institute of Electrical and Electronics Engineers and specifies the speed and other characteristics of a computer network. In 1998, we made a strategic business decision to concentrate our resources in the Internet security market due to our belief that this market had better long-term growth prospects. As a result, we stopped shipments of our Ethernet product line during December 1999. In October 1997, we introduced our first Internet security appliance, the SonicWALL DMZ, and began volume shipments in 1998. In 1998 we began offering content filtering subscriptions to our SonicWALL customers. Customers can purchase subscriptions for one to four years, and they receive weekly updated lists of objectionable web site addresses to which they can block access. We now focus all our development, marketing and sales efforts on the Internet security appliance market. Our shift to selling Internet security products has not required any significant restructuring of our personnel, facilities, manufacturing or operations. We have not, and do not expect any significant charges related to our Ethernet product inventories or warranty obligations. In 1999, our Internet security products represented approximately 92% of our total revenue and in 2000 they represented 100% of our total revenue. In 1999, our Ethernet products represented 8% of our total revenue and in 2000, Ethernet products are no longer being sold.

    Our SonicWALL products are sold primarily through distributors who then resell our products to resellers and selected retail outlets. These resellers then sell our products to end-users. Two of our distributors, Ingram Micro, Inc. and Tech Data Corp., both of which are global computer equipment and accessory distributors, account for approximately 48% of our revenue. In 1999, sales to Ingram Micro and Tech Data accounted for 34% and 12% of our revenue, respectively.

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

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated financial data for the periods indicated as a percentage of total revenue:

                                                                     Three Months Ended                    Six Months Ended
                                                                           June 30,                             June 30,
                                                                     2000            1999                 2000            1999
                                                                    -----          ------                -----           -----
Revenue
 Internet Security  ............................................    100.0%           88.9%               100.0%           81.8%
 Ethernet  .....................................................        -            11.1                    -            18.2
                                                                    -----          ------                -----           -----
  Total revenue  ...............................................    100.0           100.0                100.0           100.0

Cost of revenue  ...............................................     24.7            29.1                 25.8            29.9
                                                                    -----          ------                -----           -----

Gross margin  ..................................................     75.3            70.9                 74.2            70.1

Operating expenses
 Research and development  .....................................     15.3            19.9                 15.1            20.6
 Sales and marketing  ..........................................     21.6            28.8                 20.6            27.7
 General and administrative  ...................................      7.3            10.0                  6.9            10.4



 Deferred stock compensation  ..................................      7.2            21.2                 10.0            11.7
                                                                    -----          ------                -----           -----
  Total operating expenses  ....................................     51.4            79.9                 52.6            70.4
                                                                    -----          ------                -----           -----

Income (loss) from operations...................................     23.9            (9.0)                21.6            (0.3)

Other income, net  .............................................     18.8             2.5                 14.4             2.0
                                                                    -----          ------                -----           -----

Income (loss) before income taxes  .............................     42.7            (6.5)                36.0             1.7

Provision for income taxes  ....................................    (17.5)           (5.5)               (16.1)           (5.0)
                                                                    -----          ------                -----           -----
Net income (loss)   ............................................     25.2%         (12.0)%                19.9%          (3.3)%
                                                                    =====          ======                =====           =====

    Internet Security Revenue - Revenue from sales of our security appliance products increased to $16.5 million in the three months ended June 30, 2000 from $3.2 million in the three months ended June 30, 1999. Revenue from sales of our security appliance products increased to $29.9 million in the six months ended June 30, 2000 from $5.5 million in the six months ended June 30, 1999. This increase was attributable to a higher volume of products shipped, expansion of our distribution channel and increasing demand in the security appliance market. The increase in shipping volume resulted primarily from increased market acceptance of the SonicWALL products over the corresponding period of the prior year and the introduction of a new product, the SonicWALL Pro, in May 1999. In addition, during the six months ended June 30, 2000 we increased shipments under an OEM relationship that was entered in July 1999.

    Ethernet Revenue - Revenue from our Ethernet products declined by $0.4 million from $0.4 million in the three months ended June 30, 1999 to $0 in the three months ended June 30, 2000. Revenue from our Ethernet products declined by $1.2 million from $1.2 million in the six months ended June 30, 1999 to $0 in the six months ended June 30, 2000. This decrease was directly related to our decision to focus on development, sales and marketing efforts on our Internet security appliance products. We stopped shipment of Ethernet products during December 1999.

    There can be no assurance that the Company's net sales will continue to increase in absolute dollars or at the rate at which they have grown in recent fiscal periods.

    Cost of Revenue; Gross Margin - Cost of revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, all warranty costs and any inventory provisions or write-downs are expensed as cost of revenue. Cost of revenue increased to $4.1 million in the three months ended June 30, 2000 from $1.1 million in the three months ended June 30, 1999. Cost of revenue increased to $7.7 million in the six months ended June 30, 2000 from $2.0 million in the six months ended June 30, 1999. Gross margin increased from 70.9% for the three months ended June 30, 1999 to 75.3% for the three months ended June 30, 2000. Gross margin increased from 70.1% for the six months ended June 30, 1999 to 74.2% for the six months ended June 30, 2000. This increase in gross margin was primarily attributable to the increase in sales of higher gross margin security appliance products, and the Company's decision to cease shipping of the lower gross margin Ethernet products in December 1999. In addition, we experienced increased manufacturing efficiencies and lower overhead and component costs per unit, due to the economies of scale. Gross margin was also favorably impacted by growth in content filter subscriptions and service revenues due to a larger installed base. Factors contributing to the gross margin growth were partially offset by the effect of increased sales of OEM products, which generate lower gross margins product.

    The Company's gross margin has been and will continue to be affected by a variety of factors, including competition; the mix and average selling prices of products; new product introductions and enhancements and the cost of components and manufacturing labor.

  Research and Development - Research and development expenses primarily consist of personnel costs related to engineering and technical support, contract consultants, outside testing services, amortization of acquired technology from AckFin, and equipment and supplies associated with enhancing existing products and developing new products. Research and development expenses increased by 248% from $0.7 million for the three months ended June 30, 1999 to $2.5 million for the three months ended June 30, 2000. These expenses represented 19.9% and 15.3%, respectively, of net sales for such periods. Research and development expenses increased by 226% from $1.4 million for the six months ended June 30, 1999 to $4.5 million for the six months ended June 30, 2000. These expenses represented 20.6% and 15.1%, respectively, of net sales for such periods. These increases were primarily attributable to increased personnel costs, increased facility expenses related to the new leased facility, prototyping expenses associated with the development of new products and ongoing support of current and future product development and enhancement efforts. The Company believes that significant investments in research and development will be required to remain competitive and expects that such expenditures will continue to increase in absolute dollars.

    Sales and Marketing - Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, and costs related to customer support, travel, trade shows, promotional and advertising costs. Sales and marketing expenses increased 241% from $1.0 million for the three months ended June 30, 1999 to $3.6 million for the three months ended June 30, 2000. These expenses were 28.8% and 21.6% of net sales for such periods, respectively. Sales and marketing expenses increased 232% from $1.9 million for the six months ended June 30, 1999 to $6.2 million for the six months ended June 30, 2000. These expenses were 27.7% and 20.6% of net sales for such periods, respectively. The increases in absolute dollars were primarily related to the expansion of the Company's sales and marketing organization, including growth in the domestic and international sales force, increased commission and bonus expenses related to higher sales volumes and increased travel expenses. Facility expenses, depreciation and amortization also increased over the corresponding period of the prior year due to the move to a larger facility in October 1999 and to related leasehold improvements. The Company expects to continue to increase its sales and marketing expenses in an effort to expand domestic and international markets, introduce new products and establish and expand new distribution channels and OEM relationships.

    General and Administrative - General and administrative expenses were $1.2 million for the three months ended June 30, 2000, compared to $0.4 million for the three months ended June 30, 1999. These expenses represented 7.3% and 10.0% of net sales for such periods, respectively. General and administrative expenses were $2.1 million for the six months ended June 30, 2000, compared to $0.7 million for the six months ended June 30, 1999. These expenses represented 6.9% and 10.4% of net sales for such periods, respectively. The increases in absolute dollars were primarily related to increased personnel costs, increased facility expenses related to the new leased facility and the growth of other expenses. The Company believes that its general and administrative expenses will increase in absolute dollars as the Company continues to build its infrastructure.

    Deferred Stock Compensation - Amortization of deferred stock compensation was $1.2 million for the three months ended June 30, 2000 and $0.8 million for the three months ended June 30, 1999. Amortization of deferred stock compensation was $3.0 million for the six months ended June 30, 2000 and $0.8 million for the six months ended June 30, 1999. This amortization relates to deferred compensation of $6.1 million, related to stock options granted in the year ended December 31, 1999. We are amortizing this amount over the vesting periods of the applicable options.

    Other Income, net - Other income, net, consists primarily of interest income on the Company's cash, cash equivalents and short-term investments, and increased to $3.1 million for the three months ended June 30, 2000 from $91,000 in the three months ended June 30, 1999. Other income, net, was $4.3 million for the six months ended June 30, 2000, compared to $0.1 million for the six months ended June 30, 1999. This increase was related primarily to higher interest earnings on cash, cash equivalents and short term investments that increased in amount from $6.8 million at June 30, 1999, to $243 million at June 30, 2000 primarily as a result of the initial public offering in November 1999 and the secondary public offering in March 2000.

    Provision for Income Taxes - The Company's effective tax rate for the first six months of fiscal 2000 was 35% compared with 37.5% in the first six months of fiscal 1999. The lower tax rate in fiscal 2000 is a result of the implementation of a foreign sales corporation in February 2000 and tax benefits related to investments in tax exempt securities.

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


LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended June 30, 2000, the Company's cash, cash equivalents and short-term investments increased by $181 million to $243 million. This increase related primarily to the follow-on offering in March 2000 which generated $166.5 million in net proceeds to the Company. The Company's working capital increased for the six months ended June 30, 2000 by $183 million to $242 million. For the six months ended June 30, 2000, the Company generated cash from operating activities totaling $14.8 million, principally related to net income of $5.9 million and an increase in deferred revenue, partially offset by increases in accounts receivable and inventories. Net cash provided by operating activities in the six months ended June 30, 1999 principally related to net income and an increase in deferred revenues, offset by an increase in accounts receivable.

    The Company purchased $69 million of short-term investments and used $1.4 million to purchase property and equipment during the six months ended June 30, 2000. The Company spent approximately $0.1 million on investing activities in the six months ended June 30, 1999.

    Financing activities provided $167 million and $5 million for the six months ended June 30, 2000 and June 30, 1999, respectively. In February 1999, the Company completed a private placement and issued 1,438,377 shares of redeemable Series A convertible preferred stock for net proceeds of $5 million. In March 2000, the Company successfully completed its follow-on offering of common stock which generated approximately $166.5 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses.

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

    Nonetheless, some problems related to the year 2000 risks may not appear until after January 1, 2000. Year 2000 issues could include problems with our own products and services or with third-party products or technology that we use or with which our products exchange data. Any problems that are not identified and corrected successfully and completely could adversely affect our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments. We do not use derivative financial instruments in our investment portfolio. As stated in our investment policy, we are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default and market risk. We mitigate default risk by investing in only investment-grade instruments. A hypothetical 10 percent increase in market interest rates from levels at June 30, 2000, would cause the fair value of these short-term investments to decline by an immaterial amount. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income.

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

      None

ITEM 5.   OTHER INFORMATION

      None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

         27.1  Financial Data Schedule for the period ended June 30, 2000

   (b) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                  SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California.

                                 SonicWALL, Inc.


                                      /s/   MICHAEL J. SHERIDAN
                                     -----------------------------------
                                 By: Michael J. Sheridan,
                                     Vice President, Finance and Chief Financial
                                     Officer and Secretary (Principal Financial
                                     Officer, Chief Accounting Officer and
                                     Authorized Signer)

Dated:  August 11, 2000

                               INDEX TO EXHIBITS


Number                              Description
------   -----------------------------------------------------------------------
27.1     Financial Data Schedule.