Form 10-Q
period 2000-09-30
SONICWALL INC
filed 2000-11-13
CIK 1093885

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   _________
                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OR THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______

                       Commission file number: 000-27723


                                _______________
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

                               ________________


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X   No___
                                                  -

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          TITLE OF EACH CLASS                OUTSTANDING AT SEPTEMBER 30, 2000
      Common Stock, no par value                     52,530,932 Shares

                               TABLE OF CONTENTS

PAGE
  3.  PART I.     FINANCIAL INFORMATION

  3.  ITEM 1.     Financial Statements
  8.  ITEM 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations
 13.  ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

 13.  PART II.    OTHER INFORMATION

 13.  ITEM 1.     Legal Proceedings
 13.  ITEM 2.     Changes in Securities and Use of Proceeds
 13.  ITEM 3.     Defaults Upon Senior Securities
 13.  ITEM 4.     Submission of Matters to a Vote of Security Holders
 14.  ITEM 5.     Other Information
 14.  ITEM 6.     Exhibits and Reports on Form 8-K

 15.  SIGNATURES

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999......................  4

Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2000 and 1999.......................................................................  5

Condensed Consolidated Statements of Cash Flows for the nine month periods ended
  September 30, 2000 and 1999.............................................................................  6

Notes to Condensed Consolidated Financial Statements......................................................  7

                                SONICWALL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                             September 30,   December 31,
                                                                 2000            1999
                                                               --------         -------
                                                            (Unaudited)
                        ASSETS
Current Assets:
 Cash and cash equivalents..............................       $159,464        $62,589
 Short-term investments.................................         94,444              -
 Accounts receivable, net...............................          8,034          3,687
 Inventories............................................          1,300            558
 Deferred income taxes..................................          8,263          1,556
 Prepaid expenses and other current assets..............          2,271          1,015
                                                               --------        -------
  Total current assets..................................        273,776         69,405

Property and equipment, net.............................          2,540            435
Intangibles and other assets............................            786          1,399
                                                               --------        -------

                                                               $277,102        $71,239
                                                               ========        =======

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable.......................................       $  3,289        $ 2,692
 Accrued payroll and related benefits...................          4,266          1,205
 Other accrued liabilities..............................          3,324          1,839
 Deferred revenue.......................................          7,675          3,732
 Income taxes payable...................................          1,370          1,021
                                                               --------        -------
  Total current liabilities.............................         19,924         10,489
                                                               --------        -------

Shareholders' Equity:
 Common stock...........................................        234,884         64,809
 Other..................................................         11,464         (3,209)
 Retained earnings (accumulated deficit)................         10,830           (850)
                                                               --------        -------
  Total shareholders' equity............................        257,178         60,750
                                                               --------        -------

                                                               $277,102        $71,239
                                                               ========        =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                SONICWALL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                       Three Months Ended       Nine Months Ended
                                                           September 30,           September 30,
                                                         2000       1999         2000         1999
                                                      -------      -------     -------      -------
Revenue
 Internet security..................................  $18,405      $ 5,203     $48,285      $10,677
 Ethernet...........................................        -          258           -        1,474
                                                      -------      -------     -------      -------

  Total revenue.....................................   18,405        5,461      48,285       12,151

Cost of revenue.....................................    4,337        1,464      12,058        3,462
                                                      -------      -------     -------      -------

Gross margin........................................   14,068        3,997      36,227        8,689

Operating expenses
 Research and development...........................    2,533          817       7,035        2,198
 Sales and marketing................................    3,816        1,554       9,972        3,408
 General and administrative.........................    1,414          495       3,480        1,189
 Deferred stock compensation........................      330          518       3,325        1,301
                                                      -------      -------     -------      -------

  Total operating expenses..........................    8,093        3,384      23,812        8,096
                                                      -------      -------     -------      -------

Income from operations..............................    5,975          613      12,415          593
Other income, net...................................    2,897           73       7,204          205
                                                      -------      -------     -------      -------

Income before income taxes..........................    8,872          686      19,619          798
Provision for income taxes..........................    3,129          452       7,939          787
                                                      -------      -------     -------      -------

Net income                                            $ 5,743      $   234     $11,680      $    11
                                                      =======      =======     =======      =======

Net income per share (1):
 Basic..............................................    $0.11        $0.01       $0.23        $0.00
                                                      =======      =======     =======      =======

 Diluted............................................    $0.10        $0.01       $0.21        $0.00
                                                      =======      =======     =======      =======

Shares used in computing net income per share (1):
 Basic..............................................   51,886       32,792      50,356       32,734
                                                      =======      =======     =======      =======

 Diluted............................................   57,683       40,262      56,226       38,842
                                                      =======      =======     =======      =======

(1) Share and per share amounts have been adjusted to reflect the two-for-one stock split effective September 15, 2000.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                SONICWALL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                  2000            1999
                                                                                --------         -------
Cash flows from operating activities:
 Net income ..................................................................  $ 11,680         $    11
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization...............................................       827             669
  Provision for allowance for doubtful accounts...............................       612             216
  Amortization of deferred stock compensation.................................     3,325           1,301
  Changes in operating assets and liabilities:
   Accounts receivable........................................................    (4,959)         (1,582)
   Inventories................................................................      (742)           (175)
   Prepaid expenses and other current assets..................................    (1,272)           (399)
   Deferred income taxes......................................................       143          (1,190)
   Accounts payable...........................................................       597             397
   Accrued payroll and related benefits.......................................     3,061             705
   Other accrued liabilities..................................................     1,485           1,058
   Deferred revenue...........................................................     3,943           1,468
   Income taxes payable.......................................................     6,474              77
                                                                                --------         -------

    Net cash provided by operating activities.................................    25,174           2,556
                                                                                --------         -------

Cash flows from investing activities:
 Purchase of property and equipment...........................................    (2,303)           (180)
 Purchase of short-term investments...........................................   (94,444)             --
                                                                                --------         -------

    Net cash used in investing activities.....................................   (96,747)           (180)
                                                                                --------         -------

Cash flows from financing activities:
 Proceeds from exercise of stock options......................................     1,595             138
 Proceeds from issuance of redeemable Series A convertible preferred stock ...        --           4,971
 Proceeds from issuance of common stock, net of issuance costs................   166,553              --
 Payments of notes receivable from shareholders...............................       300             230
                                                                                --------         -------

    Net cash provided by financing activities.................................   168,448           5,339
                                                                                --------         -------

Net increase in cash and cash equivalents.....................................    96,875           7,715
Cash and cash equivalents at beginning of period..............................    62,589           1,051
                                                                                --------         -------

Cash and cash equivalents at end of period....................................  $159,464         $ 8,766
                                                                                ========         =======

Supplemental disclosure of cash flow information:
 Cash paid for income taxes...................................................  $  1,320         $ 1,901

Supplemental disclosure of noncash investing activities:
 Issuance of notes receivable upon the exercise of stock options..............  $   --           $   300

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                SONICWALL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements have been prepared by SonicWALL, Inc. (the "Company"), are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1999 and the risk factors as set forth in the Company's Form 10-K, including without limitation, risks relating to limited operating history, management of growth, maintaining profitability, dependence on new products, customer concentration, dependence on OEM orders, product pricing, risks associated with international sales and operations, dependence on components, product liability, dependence on contract manufacturer, management of acquisitions of products and technologies, protection of intellectual property, dependence on key personnel, rapid technological change, competition, government regulation affecting Internet security, concentration of stock ownership, possible volatility of stock price and effect of certain charter provisions. Any party interested in reviewing these publicly available documents should write to the SEC or the Chief Financial Officer of the Company.

2.   CONSOLIDATION

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

3.   NET INCOME PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

                                                           Three Months Ended     Nine Months Ended
                                                             September 30,          September 30,
(In thousands, except per share amounts)                    2000       1999        2000       1999
                                                            ----       ----        ----       ----
Numerator:
 Net income..........................................       $ 5,743   $   234       $11,680   $    11
                                                            =======   =======       =======   =======

Denominator:
 Weighted average common shares outstanding..........        52,308    33,357        50,815    32,992
 Weighted average unvested common shares subject to
  repurchase.........................................          (422)     (565)         (459)     (258)
                                                            -------   -------       -------   -------

 Denominator for basic calculation...................        51,886    32,792        50,356    32,734

 Common stock equivalents............................         5,797     7,470         5,870     6,108
                                                            -------   -------       -------   -------

 Denominator for diluted calculation.................        57,683    40,262        56,226    38,842

Basic net income per share...........................       $  0.11   $  0.01       $  0.23   $  0.00
                                                            =======   =======       =======   =======

Diluted net income per share.........................       $  0.10   $  0.01       $  0.21   $  0.00
                                                            =======   =======       =======   =======

4.   EQUITY MATTERS

     The Company effected a two-for-one stock split effective September 15, 2000. All share and per share amounts have been adjusted accordingly throughout this document to reflect the stock split.

5.   INVENTORIES

Inventories consist of the following:


(In thousands)                                      September 30,  December 31,
                                                         2000          1999
                                                         ----          ----
Raw materials                                          $1,155         $  25
Finished goods                                            145           533
                                                       ------         -----

                                                       $1,300         $ 558
                                                       ======         =====

6.   FOLLOW-ON OFFERING

     In March 2000, the Company completed a secondary offering of 7,000,000 shares of its common stock at a price of $50 per share, of which 3,500,000 shares were sold by the Company and 3,500,000 shares were sold by selling shareholders. The Company received approximately $166 million in net proceeds after deducting underwriting discounts and commissions and offering expenses. The Company expects to use the proceeds from the offering to support growth, working capital and potential acquisitions of complementary products and technologies.

7.   NEW ACCOUNTING PRONOUNCEMENTS

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

8.   SUBSEQUENT EVENT

     In October 2000, we entered into a definitive agreement to acquire privately-held Phobos Corporation ("Phobos"), a developer of products that offload and accelerate secure transaction processing for servers tasked with Internet-based applications. Under the terms of the agreement, we will acquire Phobos for approximately $268 million in common stock, assumed options, and cash. The acquisition will be accounted for using the purchase method of accounting.

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

OVERVIEW

     From inception through 1996, we derived substantially all of our revenue from the development and marketing of networking products for Apple Macintosh computers. These products enable Apple Macintosh computers to connect to computer networks using Ethernet communications standards. The Ethernet standard was developed in the 1970s by Xerox Corporation and is the most widely used technology to facilitate communication between computers on local area networks. The Ethernet standard is defined by the Institute of Electrical and Electronics Engineers and specifies the speed and other characteristics of a computer network. In 1998, we made a strategic business decision to concentrate our resources in the Internet security market due to our belief that this market had better long-term growth prospects. As a result, we stopped shipments of our Ethernet product line during December 1999. In October 1997, we introduced our first Internet security appliance, the SonicWALL DMZ, and began volume shipments in 1998. In 1998 we began offering content filtering subscriptions to our SonicWALL customers. Customers can purchase subscriptions for one to four years, and they receive weekly updated lists of objectionable web site addresses to which they can block access. We now focus all our development, marketing and sales efforts on the Internet security appliance market. Our shift to selling Internet security products has not required any significant restructuring of our personnel, facilities, manufacturing or operations. We have not, and do not expect any significant charges related to our Ethernet product inventories or warranty obligations. In 1999, our Internet security products represented approximately 92% of our total revenue and in 2000 they represent 100% of our total revenue. In 1999, our Ethernet products represented 8% of our total revenue and in 2000, Ethernet products are no longer being sold.

     Our SonicWALL products are sold primarily through distributors who then resell our products to resellers and selected retail outlets. These resellers then sell our products to end-users. Two of our distributors, Ingram Micro, Inc. and Tech Data Corp., both of which are global computer equipment and accessory distributors, account for approximately 50% of our revenue. In 1999, sales to Ingram Micro and Tech Data accounted for 34% and 12% of our revenue, respectively.

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

     In August 1998, we acquired all the partnership interest of AckFin Networks, a California general partnership, in exchange for an aggregate of 10,852,368 shares of all common stock with an estimated value of $0.45 per share, or $4,883,000, and the assumption of $150,000 in liabilities. The controlling partners of AckFin, Sreekanth Ravi and Sudhakar Ravi, two of our executive officers and principal shareholders, were also the majority shareholders of SonicWALL, Inc. and, therefore, were deemed to be a control group for purposes of determining the amount of purchase price to be "stepped-up." The value of the exchanged shares for AckFin was accounted for as a reorganization of entities under common control. Accordingly, net assets acquired were valued by applying carryover basis to the control group interest and a stepped-up basis to the minority interest. The step-up of the minority interest resulted in an intangible asset of $2,517,000. This intangible asset was attributed to acquired completed technology and is being amortized over a period of three years. The intangible assets acquired by the Company were rights to the completed core technology developed by AckFin that provides the foundation for our Internet products. Since this transaction occurred between entities that were under common control, the financial results of AckFin have been combined with our results for the period since the inception of AckFin, April 1997, through the date of exchange, August 1998. AckFin did not have any revenue transactions with unrelated third parties. All financial transactions for AckFin were eliminated upon combination with SonicWALL, Inc.

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

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data for the periods indicated as a percentage of total revenue:

                                       Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                       2000          1999      2000         1999
                                       ----          ----      ----         ----
Revenue
 Internet Security..............       100.0%        95.3%     100.0%      87.9%
 Ethernet.......................           -          4.7          -       12.1
                                       -----        -----      -----      -----

  Total revenue.................       100.0        100.0      100.0      100.0

Cost of revenue.................        23.6         26.8       25.0       28.5
                                       -----        -----      -----      -----

Gross margin....................        76.4         73.2       75.0       71.5

Operating expenses
 Research and development.......        13.8         15.0       14.6       18.1
 Sales and marketing............        20.7         28.5       20.6       28.0
 General and administrative.....         7.7          9.0        7.2        9.8
 Deferred stock compensation....         1.8          9.5        6.9       10.7
                                       -----        -----      -----      -----

  Total operating expenses......        44.0         62.0       49.3       66.6
                                       -----        -----      -----      -----

Income from operations..........        32.5         11.2       25.7        4.9

Other income, net...............        15.7          1.3       14.9        1.7
                                       -----        -----      -----      -----

Income before income taxes......        48.2         12.6       40.6        6.6

Provision for income taxes......       (17.0)        (8.3)     (16.4)      (6.5)
                                       -----        -----      -----      -----

Net income......................        31.2%         4.3%      24.2%       0.1%
                                       =====        =====      =====      =====

     Internet Security Revenue - Revenue from sales of our products and subscriptions increased to $18.4 million in the three months ended September 30, 2000 from $5.2 million in the three months ended September 30, 1999. Revenue from sales of our products increased to $48.3 million in the nine months ended September 30, 2000 from $10.7 million in the nine months ended September 30, 1999. This increase was attributable to a higher volume of products shipped, expansion of our distribution channel, expansion of our product offerings to include the SonicWALL ProVX, SonicWALL XPRS, and SonicWALL Telecomuter, expansion of our subscription products to include Anti-Virus Protection, and increasing demand in our target markets. The increase in shipping volume resulted primarily from increased market acceptance of the SonicWALL products over the corresponding period of the prior year. In addition, during the nine months ended September 30, 2000 we increased shipments under an OEM relationship that was entered in July 1999.

     Ethernet Revenue - Revenue from our Ethernet products declined by $0.3 million from $0.3 million in the three months ended September 30, 1999 to $0 in the three months ended September 30, 2000. Revenue from our Ethernet products declined by $1.5 million from $1.5 million in the nine months ended September 30, 1999 to $0 in the nine months ended September 30, 2000.

This decrease was directly related to our decision to focus on development, sales and marketing efforts on our Internet security appliance products. We stopped shipment of Ethernet products during December 1999.

     There can be no assurance that the Company's net sales will continue to increase in absolute dollars or at the rate at which they have grown in recent fiscal periods.

     Cost of Revenue; Gross Margin - Cost of revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, all warranty costs and any inventory provisions or write-downs are expensed as cost of revenue. Cost of revenue increased to $4.3 million in the three months ended September 30, 2000 from $1.5 million in the three months ended September 30, 1999. Cost of revenue increased to $12.1 million in the nine months ended September 30, 2000 from $3.5 million in the nine months ended September 30, 1999. Gross margin increased from 73.2% for the three months ended September 30, 1999 to 76.4% for the three months ended September 30, 2000. Gross margin increased from 71.5% for the nine months ended September 30, 1999 to 75.0% for the nine months ended September 30, 2000. The increase in gross margin was primarily attributable to the increase in sales of higher gross margin security appliance products, and the Company's decision to cease shipping of the lower gross margin Ethernet products in December 1999. In addition, we experienced increased manufacturing efficiencies and lower overhead and component costs per unit, due to the economies of scale. Gross margin was also favorably impacted by growth in content filter subscriptions and service revenues due to a larger installed base. Factors contributing to the gross margin growth were partially offset by the effect of increased sales of OEM products, which generate lower gross margins product.

     The Company's gross margin has been and will continue to be affected by a variety of factors, including competition; the mix and average selling prices of products; new product introductions and enhancements and the cost of components and manufacturing labor.

     Research and Development - Research and development expenses primarily consist of personnel costs related to engineering and technical support, contract consultants, outside testing services, amortization of acquired technology from AckFin, and equipment and supplies associated with enhancing existing products and developing new products. Research and development expenses increased by 210% from $0.8 million for the three months ended September 30, 1999 to $2.5 million for the three months ended September 30, 2000. These expenses represented 15.0% and 13.8%, respectively, of net sales for such periods. Research and development expenses increased by 220% from $2.2 million for the nine months ended September 30, 1999 to $7.0 million for the nine months ended September 30, 2000. These expenses represented 18.1% and 14.6%, respectively, of net sales for such periods. These increases were primarily attributable to increased personnel costs, increased facility expenses related to the new leased facility, prototyping expenses associated with the development of new products and ongoing support of current and future product development and enhancement efforts. The Company believes that significant investments in research and development will be required to remain competitive and expects that such expenditures will continue to increase in absolute dollars.

     Sales and Marketing - Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, and costs related to customer support, travel, trade shows, promotional and advertising costs. Sales and marketing expenses increased 145% from $1.6 million for the three months ended September 30, 1999 to $3.8 million for the three months ended September 30, 2000. These expenses were 28.5% and 20.7% of net sales for such periods, respectively. Sales and marketing expenses increased 193% from $3.4 million for the nine months ended September 30, 1999 to $10.0 million for the nine months ended September 30, 2000. These expenses were 28.0% and 20.6% of net sales for such periods, respectively. The increases in absolute dollars were primarily related to the expansion of the Company's sales and marketing organization, including growth in the domestic and international sales force, increased commission and bonus expenses related to higher sales volumes and increased travel expenses. Facility expenses, depreciation and amortization also increased over the corresponding period of the prior year due to the move to a larger facility in October 1999 and to related leasehold improvements. The Company expects to continue to increase its sales and marketing expenses in an effort to expand domestic and international markets, introduce new products and establish and expand new distribution channels and OEM relationships.

     General and Administrative - General and administrative expenses were $1.4 million for the three months ended September 30, 2000, compared to $0.5 million for the three months ended September 30, 1999. These expenses represented 7.7% and 9.0% of net sales for such periods, respectively. General and administrative expenses were $3.5 million for the nine months ended September 30, 2000, compared to $1.2 million for the nine months ended September 30, 1999. These expenses represented 7.2% and 9.8% of net sales for such periods, respectively. The increases in absolute dollars were primarily related to increased personnel costs, increased facility expenses related to the new leased facility and the growth of other expenses. The Company believes that its general and administrative expenses will increase in absolute dollars as the Company continues to build its infrastructure.

     Deferred Stock Compensation - Amortization of deferred stock compensation was $0.3 million for the three months ended September 30, 2000 and $0.5 million for the three months ended September 30, 1999. Amortization of deferred stock compensation was $3.3 million for the nine months ended September 30, 2000 and $1.3 million for the nine months ended September 30, 1999. This amortization relates to deferred compensation of $6.1 million, related to stock options granted in the year ended December 31, 1999. We are amortizing this amount over the vesting periods of the applicable options.

     Other Income, net - Other income, net, consists primarily of interest income on the Company's cash, cash equivalents and short-term investments, and increased to $2.9 million for the three months ended September 30, 2000 from $73,000 in the three months ended September 30, 1999. Other income, net, was $7.2 million for the nine months ended September 30, 2000, compared to $0.2 million for the nine months ended September 30, 1999. This increase was related primarily to higher interest earnings on cash, cash equivalents and short term investments that increased in amount from $8.8 million at September 30, 1999, to $254 million at September 30, 2000 primarily as a result of the initial public offering in November 1999 and the secondary public offering in March 2000.

     Provision for Income Taxes - The Company's effective tax rate, including the effect of noncash deferred stock compensation, for the first nine months of fiscal 2000 was 34.5% compared with 37.5% in the first nine months of fiscal 1999. The lower tax rate in fiscal 2000 is a result of the implementation of a foreign sales corporation in February 2000 and tax benefits related to investments in tax exempt securities.

     The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on a number of factors including the level as competition; the size and timing of significant orders; product mix; market acceptance of new products and product enhancements; new product announcements or introductions by the Company or its competitors; deferrals of customer orders in anticipation of new products or product enhancement; changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products and product enhancements on a timely basis; hardware component costs; supply constraints; the Company's success in expanding its sales and marketing programs; technological changes in the Internet security market; the mix of sales among the Company's sales channels; levels of expenditure on research and development; changes in Company strategy; personnel changes; the Company's ability to successfully expand domestic and international operations; general economic trends and other factors.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 2000, the Company's cash, cash equivalents and short-term investments increased by $191 million to $254 million. This increase related primarily to the follow-on offering in March 2000 which generated $166.6 million in net proceeds to the Company. The Company's working capital increased for the nine months ended September 30, 2000 by $195 million to $254 million. For the nine months ended September 30, 2000, the Company generated cash from operating activities totaling $25.2 million, principally related to net income of $11.7 million and an increase in deferred revenue, partially offset by increases in accounts receivable and inventories. Net cash provided by operating activities in the nine months ended September 30, 1999, principally related to net income and an increase in deferred revenues, offset by an increase in accounts receivable.

     The Company purchased $94 million of short-term investments and used $2.3 million to purchase property and equipment during the nine months ended September 30, 2000. The Company spent approximately $0.2 million on investing activities in the nine months ended September 30, 1999.

     Financing activities provided $168 million and $5.3 million for the nine months ended September 30, 2000 and September 30, 1999, respectively. In February 1999, the Company completed a private placement and issued 1,438,377 shares of redeemable Series A convertible preferred stock for net proceeds of $5 million. In March 2000, the Company successfully completed its follow-on offering of common stock which generated approximately $166.6 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company implemented SAB 101 in the quarter ended March 31, 2000. The adoption of SAB 101 did not have a material impact on the Company financial statements.

     In March 2000, the FASB issued FASB interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No.25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that became effective after June 30, 2000. The adoption of this interpretation did not have a material impact on the Company's financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments. We do not use derivative financial instruments in our investment portfolio. As stated in our investment policy, we are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default and market risk. We mitigate default risk by investing in only investment-grade instruments. A hypothetical 10% increase in market interest rates from levels at September 30, 2000, would cause the fair value of these short-term investments to decline by an immaterial amount. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income.

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

       None

ITEM 5.  OTHER INFORMATION

       None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  EXHIBITS

         27.1 Financial Data Schedule for the period ended September 30, 2000

  (b)  REPORTS ON FORM 8-K

        The following reports were filed on Form 8-K during the quarter ended September 30, 2000.

          . Current Report on Form 8-K dated August 2, 2000 was filed on August 8, 2000 pursuant to Item 5 - Other Events.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California.

                           SonicWALL, Inc.

                               /s/ MICHAEL J. SHERIDAN
                               ------------------------------------------
                           By: Michael J. Sheridan,
                               Vice President, Finance and Chief Financial
                               Officer and Secretary (Principal Financial
                               Officer, Chief Accounting Officer and
                               Authorized Signer)

Dated:  November 13, 2000

                               INDEX TO EXHIBITS

Number    Description
------    -----------

27.1      Financial Data Schedule.