Form 10-K
period 2000-12-31
SONICWALL INC
filed 2001-02-28
CIK 1093885

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ----------------

                                   Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from ____________ to _____________

                       Commission file number:

                               ----------------

                                SonicWALL, Inc.
             (Exact name of registrant as specified in its charter)

          California                        7372                       77-0270079
 (State or other jurisdiction   (Primary Standard Industrial        (I.R.S. Employer
      of incorporation)          Classification Code Number)       Identification No.)

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

                          Common Stock (no par value)

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of December 31, 2000, was approximately $631,166,943 million based upon the last sale price reported for December 29, 2000 on the Nasdaq Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

   The number of shares of the Registrant's Common Stock outstanding on December 31, 2000 was 62,646,843.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

   You should carefully review the following risks associated with owning our common stock. Our business, operating results or financial condition could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you as an investor may lose all or part of your investment. You should also refer to the other information set forth in this report and incorporated by reference herein, including our financial statements and the related notes. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

   SonicWALL, Inc. designs, develops, manufactures and sells Internet security infrastructure products designed to provide secure Internet access to our broadband customers and process secure transactions for enterprises and service providers. We believe our security appliances provide high performance, robust, reliable, easy-to-use and affordable Internet security and virtual private network ("VPN") functionalities. We also sell security services including content filtering services and anti-virus protection on an annual subscription basis. Our transaction security products provide high performance SSL acceleration and offloading to enable service providers and enterprises to deploy e-commerce applications without degrading web site performance. We sell our products to customers in the small to medium enterprise, e-commerce, service provider, branch office and telecommuter markets. As of December 31, 2000, we have sold more than 117,000 of our Internet security appliances worldwide.

   Our SonicWALL product line provides our customers with comprehensive integrated security including firewall, VPN, anti-virus, content filtering and secure sockets layer ("SSL") encryption and decryption functionality, so users can enjoy affordable, secure Internet communications and conduct secure Internet transactions. SonicWALL delivers plug-and-play appliance solutions that we believe are high performance, easy to install and cost-effective. With current suggested retail prices ranging from $495 to $6,995, our products are designed to enable customers to reduce purchase costs and avoid hiring costly information technology personnel for Internet security. By using an embedded single purpose operating system and a hardware design without moving parts, our products maximize reliability and uptime. The SonicWALL access security products can be used in networks ranging in size from 1 to 1,000 users and are fully compatible with VPN technology from more expensive enterprise security solutions offered by, among others, Check Point Software Technologies, Ltd., Nortel Networks and Cisco Systems, Inc.

   SonicWALL was initially incorporated in California in 1991 as Sonic Systems. In August 1999, we changed our name to SonicWALL, Inc. References in this report to "We" "Our" "Us" and "the Company" refer to SonicWALL, Inc. Our principal executive offices are located at 1160 Bordeaux Drive, Sunnyvale, California 94089, and our telephone number is (408) 752-9600.

Industry Background

 Growth of Internet Usage By Small to Medium Enterprise, Branch Office, Telecommuter, and Education Markets

   Businesses and consumers are increasingly accessing the Internet for a wide variety of uses including communications, information gathering and commerce. Because it is an affordable means of achieving global reach and brand awareness, the Internet is a particularly attractive vehicle for small and medium size businesses as they endeavor to access and share information with a large number of geographically dispersed customers, employees and business partners. For example, of the 87.4 million devices estimated by International Data Corporation ("IDC"), a market research organization, to have Internet access in 1998, approximately 60% were used by small businesses and home offices. IDC estimates that the proportion of small businesses, those with less than 100 people, accessing the Internet in the United States will increase from approximately 50% in 1998 to approximately 65% by 2001, to a total of 4.7 million businesses.

   Today's large business enterprise is characterized by many branch offices, mobile workers and telecommuters, all of whom connect electronically to the corporate office and each other. Because of the confidential nature of business data, these connections must be secure. VPNs provide secure Internet connections between the business enterprise and dispersed employees and business partners. Communicating using VPNs offers significant cost savings over alternative solutions such as private leased line or frame relay networks. TeleChoice, a market researcher, estimates that VPNs can cut telecommunication costs by as much as 90% over private leased line networks, and for this reason, their use is expected to grow rapidly. Infonetics Research projects worldwide expenditures on VPNs will grow by 100% per year through 2001, when they are expected to reach $11.9 billion.

   The Internet has also become a vital tool of information access and communication for schools and libraries. According to the National Center for Education Statistics, there were over 96,000 K-12 public schools and libraries in the United States in 1998, of which 89% of schools and 35% of libraries were connected to the Internet. The growth in Internet connectivity in this market, combined with the proliferation of objectionable web sites, has created a need for Internet security products that include content filtering capabilities.

 Growth of e-Commerce

   The Internet Economy has grown rapidly driven by its cost effectiveness and ease-of-use as a means of communication, collaboration and coordination between consumers, businesses and trading partners. What started out as an alternative marketing channel has quickly turned into a complete economic system consisting of (i) ubiquitous, low cost communication networks using Internet technologies and standards, (ii) applications that enable business to be conducted over this network infrastructure, (iii) interconnected electronic markets that operate over the network and applications infrastructure, (iv) producers and intermediaries providing a variety of digital products and services to facilitate market efficiency and (v) emerging policy and legal frameworks for conducting business over the Internet. Analysts predict that within the next ten years the value of Internet-based transactions will account for up to 10% of the world's consumer sales. Moreover, according to e-Marketer, the business-to-business e-commerce market will grow from an estimated $226 billion in 2000 to $2.8 trillion in 2004.

 Increasing Use of Broadband Access Technologies

   Many small to medium enterprises and branch offices have addressed the need for Internet access by installing a single computer with a dial-up connection that is shared throughout the office, or by installing a dedicated network data connection at a significantly greater expense, such as a T-1 line. Recently, new high-speed technologies have emerged that can better satisfy the bandwidth requirements of small to medium enterprises at a fraction of the cost of traditional solutions. These technologies include DSL and cable modems, which provide access speeds of up to 100 times faster than traditional 28.8 kbps analog modems. In addition, new generations of Internet-based applications, such as business to business e-commerce, sales force automation and enterprise resource planning ("ERP") continue to emerge that require higher bandwidth than is available through dial-up solutions. As DSL and cable services become more affordable and widely available, small to medium enterprises, branch offices and telecommuters are increasingly deploying these technologies as their Internet access solution. IDC estimates that in the United States, the number of small businesses using high-speed access is expected to expand from 380,000 in 1998 to 3.3 million in 2003.

 Importance of Internet Security

   Secure access to the Internet is a growing concern for most Internet users. Because broadband technologies, including DSL and cable, are always connected to the Internet, they present greater security issues than dial-up connections and increase the risk that proprietary data or other sensitive information might be compromised. These types of Internet connections present ongoing security issues for small to medium enterprises, branch offices, and telecommuters and increase the risk that computer hackers, disgruntled employees, contractors or competitors might successfully access proprietary data or other sensitive information. In addition, as more web-enabled, mission-critical business applications are developed and offered by vendors such as Oracle Corp., PeopleSoft Inc., Siebel Systems, Inc., and SAP AG, the amount of sensitive data transmitted over the Internet increases, leading organizations to look for high performance, robust solutions to address these security needs.

 Increasing Need for Anti-Virus Solutions

   In a 2000 survey conducted by ICSA, companies reported an average of 9 virus infections per 100 personal computers with the most common infections spread through e-mail messages, floppy disks and Internet downloads. In addition to lost productivity, corporations must concern themselves with potentially severe financial losses to themselves and their partners and customers. This has been highlighted by the rapid infection of many users through widespread virus outbreaks such as the "ILOVEYOU' and "Melissa' e-mail viruses. As a result, enterprises are spending rapidly to deploy anti-virus protection solutions across the enterprise and expending technical resources on an ongoing basis to keep these solutions updated against the latest virus threats. IDC, a research organization, expects sales of anti-virus products to increase from $1.2 billion in 1999 to $2.7 billion in 2004.

 Increasing Use of SSL to Secure E-Commerce Transactions

   Secure Sockets Layer, or SSL, is the most widely used encryption technology for enabling the secure transmission of confidential data in e-commerce transactions. Industry analysts believe reliable and affordable SSL solutions will act as a driver to rapid e-commerce growth. Data encryption provided by SSL allows e-commerce vendors to build secure systems, and also provides the basis from which a business can build trust with customers, suppliers, partners and employees. Netcraft, a market research firm estimates the SSL market will increase from 726,000 SSL-based web servers in 1999 to more than 5 million by 2001.

 Rapid Overall Growth in the Internet Security Market

   The market for Internet security products include a variety of applications to address network vulnerabilities and protect confidential data during transmission and access. These products include firewalls, VPN access products, anti-virus solutions, content filtering, intrusion detection technologies and SSL encryption. According to IDC, the market for Internet security products is expected to grow at a compounded annual growth rate of 21% to $8.3 billion by 2003. IDC also estimates that the market for firewall appliances priced at less than $10,000 will grow at a compounded annual growth rate of 88% over the same period.

 Lack of a Cost Effective, High Performance Security Solution for the Access Security Market

   Although the need for Internet security is widespread, security vendors generally have focused on providing solutions for large enterprises with highly complex needs and extensive information technology (IT) support organizations. These solutions have typically involved expensive enterprise firewall software that runs on a dedicated server or personal computer and requires extensive support, constant monitoring and regular updates by information technology personnel to maintain their effectiveness. The expense and complexity of these solutions, which often require additional products to incorporate VPN, SSL and anti-virus capabilities, internet protocol address management or content filtering, are impractical for the majority of small to medium enterprises due to the more limited resources of such organizations. While there are suppliers of low cost Internet routers, which may provide limited Internet security functionality, we believe these products are difficult to install and configure and provide relatively low performance.

 Lack of High Performance Solutions to Perform Secure Transactions

   The growth of e-commerce on the Internet and the need for secure transactions has created increased loads on typical web servers, which have general purpose CPUs. These servers were not designed to handle the extreme processing requirements of SSL transactions and as a result, their performance, as measured by the number of transactions per second (or TPS) that can be processed simultaneously, declines considerably. Studies show that server performance declines by over 90% when processing SSL transactions versus ordinary non-encrypted Internet traffic. The need to improve the performance of servers processing e-commerce transactions has typically been addressed by installing an SSL acceleration board within the server. While these solutions increase performance, because they continue to utilize the host CPU for a portion of the transaction processing, they do not fully optimize the server's performance. A more effective solution is to install a board within the web server that fully offloads and accelerates the SSL encryption and decryption processes, thus leaving the server completely free to process the remainder of the transaction and all other traffic at maximum performance. In addition, as businesses utilize highly specialized network equipment, such as content switches, load balancers and caching appliances, to provide maximum performance for high traffic web sites and Internet applications, they are seeking specialized products to address SSL encryption and decryption acceleration and offloading within these network architectures.

The SonicWALL Solution

   SonicWALL, Inc. provides Internet security products designed to provide secure access to customers in the small to medium enterprise, branch office, telecommuter and education markets. These products are complemented by value-added security services such as VPN, anti-virus protection and content filtering. We also provide products to enable high performance processing of secure transactions for service providers and enterprises that are deploying e-commerce applications. We believe our security appliances provide high performance, robust, reliable, easy-to-use and cost-effective Internet security, while our SSL appliances enable web sites to maintain optimal performance while processing a growing number of secure transactions. As of December 31, 2000, we have sold more than 117,000 of our Internet security appliances worldwide. The SonicWALL product line provides our customers with the following key benefits:

  . High Performance, Robust Access Security. The SonicWALL product family provides a comprehensive integrated security solution that includes firewall, VPN, anti-virus and content filtering. Our access security products protect private networks against Internet-based theft, destruction or modification of data, and automatically notify customers if their network is under attack. SonicWALL has been awarded the internationally recognized International Computer Security Association, or ICSA, Firewall Certification, the same certification awarded to significantly more expensive products sold by Check Point Software Technologies, Ltd. and Cisco Systems, Inc. Our VPN products enable affordable, secure communications among remote offices, mobile employees and business partners over the Internet. Our anti-virus service provides comprehensive virus protection with automatic updates and minimal administration. Our content filtering service enables businesses, schools and libraries to restrict access to objectionable or inappropriate web sites.

  . High Performance, Robust Transaction Security. The SonicWALL product family also includes SSL acceleration and offloading products that allow enterprises and service providers to secure and accelerate e-commerce transactions. By accelerating and offloading the processing of secure e-commerce transactions, our SSL products allow web sites to handle significantly higher volumes of customer traffic. Unlike competitive SSL acceleration products, our products completely offload SSL processing, enabling maximum performance of the server.

  . Ease of Installation and Use. The SonicWALL product family delivers a plug-and-play appliance designed for easy installation and use. Installation involves simply connecting a SonicWALL device between the private network and the broadband Internet access device for our access security products and in front of the e-commerce web server for our transaction security products. SonicWALL products are easily configured and managed through a web browser-based interface. No reconfiguration of any personal computer application is required. Our access security products are pre-configured to interface with all major Internet access technologies, including cable, DSL, ISDN, Frame Relay and T-1. Our transaction security products are compatible with all major web server and e-commerce software products and are designed to operate in the most sophisticated and highest traffic network architectures.

  . Low Total Cost of Ownership. The SonicWALL product design minimizes the purchase, installation and maintenance costs of Internet security. The suggested retail prices of our access security products range from $495 to $4,995, versus enterprise firewall products, which range in price from approximately

    $5,000 to more than $15,000. The suggested retail prices of our transaction security products range from $2,495 to $6,995. Our affordable, easy-to-manage Internet security appliances also enable customers to avoid the expense of hiring costly IT personnel who may otherwise be required to implement and maintain an effective Internet security solution.

  . Reliability. The SonicWALL product design maximizes reliability and uptime. Our products use an embedded single purpose operating system and a hardware design that contains no moving parts. Most competitors' products consist of software installed on general-purpose host computers that use the Windows NT or UNIX operating systems. General-purpose operating systems such as these are designed to run multiple applications, creating an environment with less security and in which random system crashes are commonplace. Moreover, since general-purpose computers contain many moving parts, such as hard disk drives, floppy drives, fans and switching power supplies, they are more prone to hardware failures over time. These software and hardware failures can compromise Internet security.

  . Scalability and Compatibility. SonicWALL products are designed to provide comprehensive Internet security for networks ranging in size from 1 to 1,000 users and for e-commerce applications that handle millions of secure transactions daily. Our access security products consist of three separate models designed to serve the specific security needs of our target markets. Our transaction security products include PCI add-in boards as well as appliance-based solutions, which can be deployed in the most sophisticated networks requiring the highest levels of transaction performance. Our products vary with respect to the number of supported users, the number of transactions handled, the number of ports and feature options such as VPN, anti-virus protection or content filtering. In addition to serving the security needs of the small to medium enterprise market, SonicWALL access security products are a fully compatible, perimeter security solution for large, distributed enterprises and their branch offices and telecommuters. SonicWALL transaction security products are an ideal solution for enterprises and service providers who are deploying high performance e-commerce applications. Our products are designed to interoperate with enterprise security products offered by, among others, Check Point Software Technologies, Ltd. and Cisco Systems, Inc.

Strategy

   Our goal is to extend our leadership position and become the industry standard Internet security solution for broadband access and e-commerce users in our target markets and become the leader in providing high performance processing solutions for secure transactions. Key elements of our strategy include:

  . Extend Our Leadership Position in Access Security. We believe that we have established a market leadership position as a provider of Internet access security products designed for our target markets by offering robust, reliable, easy-to-use products at attractive prices. We intend to continue to focus our product development efforts, distribution strategies and marketing programs to satisfy the growing needs of these markets. We believe that the current Internet security offerings of most vendors are comparatively expensive, technically complex and generally unable to satisfy these target markets.

  . Become a Leader in the Transaction Security Market. We believe that we can establish a leadership position in the fast growing e-commerce transaction security market. Through our acquisition of Phobos Corporation in November 2000, we believe we possess the highest performance, most scaleable, reliable and easy-to-use SSL products in the market. We intend to utilize our strategic partnerships, distribution channels and marketing programs to deliver these products to large enterprises and service providers that are deploying e-business applications and processing e-commerce transactions.

  . Continue to Develop New Products and Reduce Manufacturing Costs. We intend to use our product design and development expertise to expand our product offerings and reduce our manufacturing costs. We believe that these new product offerings, other new products and associated cost reductions will strengthen our market position and assist us in penetrating new markets.

  . Strengthen the SonicWALL Brand. We believe that strong brand recognition in our target markets is important to our long-term success. We intend to continue to strengthen our SonicWALL brand name through industry trade shows, our web site, advertising, direct mailings to both our resellers and our end users, and public relations. Our reputation as a reliable, high performance, easy-to-use and affordable Internet security vendor contributes to our resellers' sales efforts.

  . Expand Our Indirect Channel. Our target markets are generally served by a two-tier distribution channel. We have successfully penetrated these markets with over 7,000 value-added resellers, systems integrators and distributors who sell our products in over 30 countries, including large distributors such as Ingram Micro, Inc. and Tech Data Corp.. We have also established reseller relationships with Alltel Corporation, WebMD Corp. and myCIO.com, a Network Associates business. We intend to continue to build and expand our base of indirect channel relationships through additional marketing programs, hiring additional marketing staff and increased advertising.

  . Develop Strategic Original Equipment Manufacturer Relationships. By entering into original equipment manufacturer ("OEM") arrangements to sell our products, we intend to build upon the brand awareness and worldwide channels of major networking and telecommunications equipment suppliers to further penetrate our target markets. We presently have OEM agreements with the following companies: Network Associates, a manufacturer of security software products, Com21, Inc., a supplier of cable modems, NetGear, Inc., a manufacturer of networking products for small office and home office customers, and 3COM Corporation, a provider of diversified networking products.

  . Increase Services Revenue. We intend to continue to develop new services and add on products to generate additional revenue from our installed base. For example, we recently announced our integrated, managed anti-virus service to our customers and had installed over 20,000 clients as of December 31, 2000. In January 2001, we introduced SonicWALL Total Secure, which enables our managed service provider partners to offer a complete security service, using SonicWALL technology, for a fixed price per user per month. We also offer fee-based customer support services and training to our customers. We have dedicated marketing personnel and programs that focus on selling these products and services to our existing base of customers. We have actively sought registration of our customers and have experienced a registration rate of nearly 65% to date. This has enabled us to pursue cost effective, targeted marketing campaigns to our installed base of registered users. Our Auto Update feature encourages our customers to register their product by offering periodic notifications via e-mail of new security threats, bug fixes and marketing information on new features and products. Each SonicWALL model is configured to allow end users to easily and conveniently download new features and products that have been purchased, either through our resellers or our web site. Such sales could include additional functionality such as VPN or subscription services such as anti-virus and content filtering.

Products and Services

   SonicWALL provides complete Internet security solutions that include access security products, value-added security services and transaction security products. We believe our access security product line provides cost effective and high performance Internet security for the small and medium size enterprise, telecommuter, education and government markets. We also offer a broad range of security services designed to enhance the functionality and performance of the appliance platforms. Our transaction security products enable our target enterprise and service provider customers to process large volumes of secure transactions using SSL technology without compromising the performance of their e-commerce or e-business applications.

   Our Global Management System (GMS) enables distributed enterprises and service providers to manage and monitor up to 1000 SonicWALL Internet security appliances and deploy our security services from a central location to reduce staffing requirements, speed deployment and lower costs. SonicWALL GMS allows network administrators to administer and monitor security policies across large, geographically distributed networks.

Access Security Products:

   SonicWALL access security products include high performance, solid-state Internet security appliances that provide integrated security to meet the needs of the individual telecommuter through the large distributed enterprise. SonicWALL Internet security appliances share a common set of Internet security features that have been tailored to meet the needs of our target markets:

   Firewall Security. Our firewall technology protects private networks against Internet-based theft, destruction or modification of data, and automatically notifies customers if their networks are under attack. SonicWALL has been awarded the internationally recognized ICSA Firewall Certification, the same certification awarded to significantly more expensive products sold by Check Point Software Technologies, Ltd. and Cisco Systems, Inc. In addition, SonicWALL is pre-configured to automatically detect and thwart Denial of Service attacks such as Ping of Death, SYN Flood, LAN Attack, and Internet Protocol Spoofing.

   Internet Protocol Address Management. SonicWALL products also include Network Address Translation, or NAT, which allows a customer to connect multiple users on their private network to the Internet using a single public internet protocol, or IP, address and Dynamic Host Configuration Protocol, or DHCP, Client and Server capabilities. DHCP Client allows the appliance to automatically acquire its IP address settings from the Internet Service Provider, or ISP. DHCP Server allows computers on the private network to automatically acquire IP address settings from the appliance, simplifying client personal computer configuration.

   Web Browser-Based Management. SonicWALL appliances are easily and securely configured and managed through a web browser-based interface. The SonicWALL interface effectively insulates the user from the underlying complexity of Internet security, while providing enough flexibility to meet the diverse needs of our customers.

   Logging and Reporting. SonicWALL appliances maintain an event log of potential security concerns, which can be viewed with a web browser or automatically sent to any e-mail address on a periodic basis. SonicWALL appliances notify the administrator of high-priority security issues, such as an attack on a server, by immediately sending an alert message to a priority e-mail account such as an e-mail pager. SonicWALL also provides pre-defined reports that show different views of Internet usage, such as the most commonly accessed web sites.

Internet Security Appliances

   Our SonicWALL line of Internet security appliances vary with respect to the number of supported users, the number of ports, product features, processor speed and scalability. They include:

   SonicWALL TELE2. This Internet security appliance provides affordable, complete Internet security and high performance integrated virtual private networking (VPN) functionality for telecommuters and small offices with up to 5 users. As a complement to the SonicWALL PRO and SonicWALL PRO-VX, the SonicWALL TELE2 allows businesses to provide cost-effective firewall security and VPN connectivity to their branch offices and remote workers.

   SonicWALL SOHO2. This Internet security appliance is a comprehensive and affordable Internet security solution for smaller networks using broadband connections to the Internet. SonicWALL SOHO2 is available in 10-user and 50-user models and can be upgraded to support unlimited users.

   SonicWALL XPRS2. This Internet security appliance protects an unlimited number of users from Internet security threats and includes a De-Militarized Zone (DMZ) port for customers with public web servers. With the DMZ port, public web and e-commerce servers on the local network can be accessed from the Internet without exposing the private network to Internet-based attacks. Publicly accessible servers connected to the DMZ are also protected against Denial of Service (DoS) attacks.

   SonicWALL PRO. This Internet security appliance meets the security demands of medium to large networks and supports up to 100 simultaneous VPN connections to remote offices or workers. The SonicWALL PRO allows companies to increase productivity by establishing secure VPN connections with business partners, branch offices, telecommuters and mobile users. The SonicWALL High Availability upgrade can be added to eliminate network downtime by allowing two SonicWALL PROs to act as a redundant pair.

   SonicWALL PRO-VX. This is a high-performance, scalable security and remote access solution for the enterprise that can support up to 1000 remote offices or workers. The SonicWALL PRO-VX includes hardware VPN acceleration to support larger networks. It also includes our High Availability feature to eliminate network downtime by allowing two SonicWALL PRO-VXs to act as a redundant pair. Coupled with the SonicWALL Global Management System (GMS), the SonicWALL PRO-VX cost effectively extends security policies across large distributed networks of enterprises and service providers.

Security Services:

   SonicWALL Internet security appliances integrate seamlessly with a comprehensive and expanding line of value-added security services to provide complete Internet security. With SonicWALL's integrated security services, companies avoid the integration and maintenance problems that often result from sourcing, installing, and maintaining security products and services from multiple vendors.

   SonicWALL Anti-Virus. Our anti-virus subscription service eliminates the challenges of installing and maintaining anti-virus protection throughout a business and across a distributed network. This SonicWALL service integrates with our security appliances to deploy and maintain anti-virus software for each user on the network without the need for desktop-by-desktop installation, configuration and maintenance. Automatic virus updates ensure all network nodes are protected from new virus outbreaks.

   SonicWALL IPSec VPN. Our virtual private networking capabilities enable affordable and secure communications over the Internet between geographically dispersed offices, workers and partners. SonicWALL virtual private networking uses the industry standard IPSec protocol to deliver state-of-the-art security and interoperability with other virtual private networking products such as Check Point Software Technologies, Ltd.'s Firewall-1 and Nortel Network's Contivity VPN Switch.

   Content Filtering. Our content filtering service enables businesses, families, schools and libraries to control access to objectionable or inappropriate web sites. SonicWALL can filter Internet content by URL, keyword or application type. We offer a content filter subscription service that provides a list of objectionable web sites that is automatically updated on a weekly basis.

   SonicWALL TotalSecure. Introduced in January 2001, our comprehensive security service for small and medium-sized enterprises is offered through Managed Service Providers (MSPs) and other service providers. TotalSecure offers customers 24/7 Internet security, virtual private networking (VPN) and "always current" protection against viruses, hackers and web-site attacks. TotalSecure is provided for a monthly, per user fee, with no up-front equipment purchase.

Transaction Security Products:

   Our transaction security products utilize SSL technology and high performance ASIC designs to ensure the highest levels of performance and security for businesses and service providers. SonicWALL SSL products boost e-commerce web site performance up to 50 times by completely offloading the processing burden of SSL transactions. SonicWALL's SSL products deliver industry-leading price/performance and guarantee transaction security for the enterprise, e-commerce and service provider markets.

   SonicWALL SSL-PCI. This cost-effective, plug-and-play SSL accelerator board installs directly into any web server to offload all encryption and decryption processes from the server, freeing it to perform its applications. Storing up to 256 keys and certificates, the SonicWALL SSL-PCI ensures complete web server independence for secure processing.

   SonicWALL SSL Appliances. Our SSL appliances easily install in front of any web server or cluster tasked with secure transaction processing, and support up to 200 new SSL connections per second and up to

900 sustained SSL connections per second for high-demand SSL processing. The SSL appliances store up to 256 keys and certificates to ensure web server independence and eliminate configuring secure processing properties on the host application. The SSL appliances include redundant power supplies and a fail-over port for high availability SSL processing.

Customers

   We sell over 98% of our products through distributors and original equipment manufacturers. As of December 31, 2000, we have sold more than 117,000 Internet security appliances. The following lists our top international and domestic distributors based on revenues in the year ended December 31, 2000, and all of our current original equipment manufacturers.

        Top Domestic and International Distributors         Original Equipment Manufacturers
 . Ingram Micro, Inc.      . Forval Creative, Inc.          . 3COM Corp.
 . Tech Data Corp.         . ComputerLinks (Germany)        . Com21, Inc.
 . Westcon                 . Sumitomo Metal Systems (Japan) . Netgear, Inc.
 . Access Networks AG      . Tek Data (England)             . Network Associates
   (Switzerland)           . Marubeni Solutions
 . Telectronic SA

End Users

   The following is a representative list of end users in each of our target markets who have deployed one or more SonicWALL products. These include the small to medium enterprise, the branch offices of large corporations, telecommuter, and the education and public institution markets.

Small to Medium        Branch Offices                 Telecommuter                     Education and Public Institutions
Enterprises
 .  BDO Seidman LLP        . American Express              . Compaq Computer                 . Albany County School District
 .  Becks Beer             . Bank of Nova Scotia          Corporation                        . City of Santa Cruz
 .  Charlotte Hornets      . Centurion/Bank of Ireland     . Lucent Technologies             . Comision Federal de Electricidad
 .  Fila Sports            . Commercial Bank of            . Microsoft Corporation           . Duke University
 .  Pixar Animation       San Francisco                    . NEC                             . Johns Hopkins University
 Studios, Inc.            . Wells Fargo                   . PricewaterhouseCoopers LLP      . Santa Clara County
                                                          . Sun Microsystems, Inc.          . California Library

Sales and Marketing

   Our sales and marketing efforts focus on successfully penetrating the small to medium enterprise, branch office, telecommuter and education markets. Our marketing programs promote SonicWALL brand awareness and reputation as a reliable, high performance, easy-to-use, and affordable Internet security appliance. We try to strengthen our brand through a variety of marketing programs which include on-going public relations, our web site, advertising, direct mail, industry and regional trade shows and seminars. We intend to rapidly expand our indirect channel relationships through additional marketing programs, additional marketing staff and increased advertising.

   We believe that SonicWALL products are ideally suited for the indirect channel where it is not economically efficient for us to sell directly to the end users of our products. We primarily market and sell our products in this indirect channel through a two-tiered distribution structure consisting of distributors and resellers, in the United States and over 30 other countries. Distributors accounted for approximately 84% of our total revenue for the year ended December 31, 2000. Resellers, which include systems integrators, Internet Service Providers, or ISPs, dealers, mail order catalogs and online catalogs, generally purchase our products from our distributors and then sell our products to end-users in our target markets. Except for our SonicWALL Preferred Partner level resellers described below, we do not have purchase agreements with or sell directly to our resellers. Our distributor and reseller agreements are non-exclusive.

   We divide our sales organization regionally into three areas: the United States and Canada; the Pacific Rim and Latin America; and Europe, the Middle East and Africa. Regional sales representatives manage our relationships with our network of distributors, value-added resellers and customers, help our value-added reseller network sell and support key customer accounts, and act as a liaison between our value-added reseller network and our marketing organization. The regional sales representative's primary responsibility is to help the indirect channel succeed and grow within the territory. We also have an internal sales staff that supports the indirect channel, and a dedicated business development organization whose primary responsibilities are identifying, promoting and managing strategic relationships to sell our products with ISPs, industry leaders and original equipment manufacturers, as well as to obtain technology for incorporation in our product line.

   Domestic Channel. In the United States, the primary distributors of our products to resellers are Ingram Micro, Inc. and Tech Data Corp.. Ingram Micro, Inc. accounted for 34% of our revenue in 1998 and 1999 and 32% in 2000. Tech Data Corp. began distributing our Internet security products in February 1999, and in the year ended December 31, 2000, accounted for approximately 20% of total revenue.

   Domestic resellers receive various benefits and product discounts depending on the level of purchases that the reseller commits to or achieves. The basic program is the SonicWALL Reseller, which offers access to privileged information and sales and marketing materials. Next, we offer a SonicWALL Select Partner, which extends those benefits by adding access to an expanded set of sales and marketing tools, as well as priority technical support. The top level is SonicWALL Preferred Partner, where additional benefits such as sales leads, access to additional discounted demonstration units and market development funds are available. SonicWALL Reseller and Select Partner sellers all source our products through a distributor. We sell directly to SonicWALL Preferred Partner level resellers.

   International Channel. We believe there is a strong international market for our products. International sales represented 34% of our revenue in 1999 and approximately 32% of revenue in 2000. Sales to Japan accounted for 11% of total revenue in the year ended December 31, 2000.

   We direct all of our international resellers to the appropriate distributor in each territory. We support our international distributors by offering customizable marketing materials, sales tools, leads, co-operative marketing funds, joint advertising, discounted demonstration units and training. We also participate in regional press tours, trade shows and seminars. Additional key international distributors include Access Networks AG in Switzerland, Tek Data Distribution in England, DataWorld in Hong Kong and ComputerLinks in Germany.

   Original Equipment Manufacturer Channel. We enter into select original equipment manufacturer relationships in order to take advantage of the channels of well-established companies that sell into our target markets. We believe these channels expand our overall market while having a minor impact on our own indirect channel sales. We currently have agreements to sell our products or services through several original equipment manufacturers. Com21, Inc., a supplier of cable modems, is licensed to incorporate our technology in its access products. Network Associates, Inc., a provider of security and anti-virus software products, sells our firewall appliances and upgrade services under its own name. NetGear, Inc., a provider of networking equipment for small and medium businesses, is licensed to incorporate certain components of our technology into its router and switching products. 3COM Corporation, a provider of diversified networking and telecommunications equipment, resells certain products that we manufacture and design under its own name. In addition, we have signed agreements with myCIO.com, a Network Associates business, and All Bases Covered(TM), a provider of outsourced information technology services, to offer our TotalSecure security service under their own brands. The terms of our agreements with these customers are variable and can generally be cancelled under certain conditions. In the year ended December 31, 2000, our original equipment manufacturer revenue accounted for approximately 15% of total revenue.

Customer Service and Technical Support

   We offer our customers a comprehensive range of support programs through a customer service and technical support organization that provides product maintenance and technical support services on a worldwide basis. Our technical support staff is located in Sunnyvale, California. In addition to standard support, we offer premium support services that an end user customer located in the United States can purchase from us or our channel partners.

   Standard Support. Included during the warranty period, standard support is a unique web-based technical support mechanism whereby distributors, channel partners and end users can use our extensive on-line technical support resource database. If the resource database does not answer a question, the user can immediately enter a query or "trouble ticket" on-line and our customer service organization will then generate a response via phone, fax or e-mail.

   Per Incident Support. This support program provides priority technical support for the duration of a single technical support issue. This program has been designed for customers who have a single problem that they would like resolved promptly, thereby avoiding or minimizing network down time.

   Premium Support. Available for purchase only in the continental United States, our annual, subscription-based Premium Support program offers extended benefits to the Standard Support offering that include expedited response time, overnight equipment replacement, and more. Premium Support is designed for customers who rely heavily on network/Internet connectivity and cannot afford to have network downtime.

   Our products include a standard one-year warranty that can be extended at additional cost. The warranty provides access to our standard technical support services along with repair or replacement guarantees for units with product defects.

Technology

   We have designed our SonicWALL products using a unique combination of proprietary hardware and software that delivers comprehensive Internet security with what we believe is exceptional ease-of-use and industry-leading price/performance.

Access Security Products

   Our access security product line currently has two base hardware configurations. The SonicWALL TELE2, SOHO2 and XPRS2 use the Toshiba TX3927 RISC microprocessor. The SonicWALL TELE2 and SOHO2 include two 10/100 Mbps Fast Ethernet ports, while the XPRS2 includes three 10/100 Mbps Fast Ethernet ports. The SonicWALL PRO and PRO-VX use Intel Corporation's 233MHz StrongARM RISC microprocessor. They include three 10/100 Mbps Fast Ethernet ports. Additionally, the PRO-VX incorporates custom hardware to accelerate VPN performance up to 45 Mbps 3DES.

   In addition, our global management system, SonicWALL GMS, is an enterprise software application that enables service providers and distributed enterprises to centrally manage all of their SonicWALL appliances from a single location. SonicWALL GMS is available to use in Windows NT or Sun Solaris operating environments.

   The SonicWALL product line consists of the following core features:

  . Firewall. The core technology is the stateful packet inspection firewall software, which is widely accepted as the most advanced and secure method of implementing an Internet firewall. It examines all layers of the packet (from the physical layer up to application layer) and determines whether to accept or reject the requested communication based on state information derived from previous communications and the applications in use. Stateful packet inspection dynamically adjusts based on the changing state of the communication running across the firewall and is invisible to users on the protected network. It therefore requires no client personal computer reconfiguration. Our SonicWALL firewall protects against a known set of security threats.

  . IP Address Management. We have developed tools to hide the complexity of IP addressing. Network Access Transmission, or NAT, allows networks to share a small number of valid public Internet

   Protocol, or IP, addresses with an equal or larger number of client computers on the LAN. This is a common challenge in new broadband-connected networks. Our DHCP Client and Server tools allow both the firewall and the client computers behind it to obtain their respective IP addresses dynamically from a server and thereby eliminate the need for manual configuration.

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

  . Logging and Reporting. SonicWALL maintains an event log of potential security concerns, which can be viewed with a web browser or automatically sent to any e-mail address on a periodic basis. SonicWALL notifies the administrator of high-priority security issues, such as an attack on a server, by immediately sending an alert message to a priority e-mail account such as an e-mail pager. SonicWALL also provides pre-defined reports that show different views of Internet usage, such as the most commonly accessed web sites.

Security Services

   SonicWALL Internet Security Appliances integrate seamlessly with a comprehensive and expanding line of value-added security services to provide complete Internet security. With SonicWALL's integrated security services, companies avoid the integration and maintenance problems that often result from sourcing, installing, and maintaining security products from multiple vendors. Our security services are easily enabled on the base hardware platform via a software key.

  . Anti-Virus. Our anti-virus subscription service eliminates the challenges of installing and maintaining anti-virus protection throughout a business and across a distributed network. This SonicWALL service integrates with our security appliances to deploy and maintain anti-virus software for each user on the network--without the need for desktop-by-desktop installation, configuration and maintenance. Automatic virus updates ensure all network nodes are protected from new virus outbreaks.

  . Virtual Private Networking. We developed virtual private networking support for the SonicWALL products to provide a means for our customers to use the Internet for secure communication between LANs, and from remote clients to LANs. SonicWALL virtual private networking complies with the Internet Protocol Security (IPSec) standard and supports three data encryption methods: 56 bit Data Encryption Standard (DES); 168 bit Data Encryption Standard (Triple-DES); and 56 bit ARCFour (ARC4). By building our virtual private networking technology on industry standards--IPSec, DES and Triple-DES--we have been able to establish virtual private networking interoperability with other leading virtual private networking solutions from companies such as Check Point Software Technologies, Ltd., Nortel Networks Corp. and Cisco Systems, Inc.

  . Content Filtering. Our Internet content filter blocks objectionable content using a list of forbidden URLs and keywords as well as cookies, Java and ActiveX scripts. We license the widely respected CyberNOT list of URLs and adapt it for our products. Each SonicWALL appliance can automatically download an updated URL list weekly to keep pace with the dynamic nature of Internet content by subscribing to the SonicWALL Internet Content Filtering subscription.

Transaction Security Products

   SonicWALL transaction security products boost web site performance by completely offloading all SSL processing from the web servers to a device optimized for handling SSL transactions. SonicWALL SSL products use a powerful onboard processor with SonicWALL's proprietary embedded operating system to deliver a complete end-to-end security system. Our SSL products boost e-commerce web site performance up to 50 times at a fraction of the cost of installing new web servers. Storing up to 256 keys and certificates, SonicWALL SSL products ensure complete web server independence for secure processing.

   Our product line has the following hardware configurations:

  . SonicWALL SSL-PCI. This cost effective plug-and-play SSL board installs directly into any web server to offload all encryption, decryption and secure processes from the server, freeing it to perform its essential web site tasks. It supports up to 200 new SSL connections per second and up to 900 sustained SSL connections per second for high-demand SSL processing. In addition to performing the crypto functions, the SonicWALL SSL-PCI can function as a 10/100 Mbps Fast Ethernet Network Interface Card (NIC).

  . SonicWALL SSL Appliances. These rack mount or appliance form factor products are designed for data centers, e-commerce web hosting environments and enterprise networks. The SonicWALL SSL appliances have two 10/100 Mbps Fast Ethernet ports--one for network traffic and one for server traffic, and support up to 200 new SSL connections per second and up to 900 sustained SSL connections per second for high-demand SSL processing. They also include a fail-over port and redundant power supply for high availability SSL processing.

Research and Development

   We believe that our future success will depend in large part on our ability to develop new and enhanced Internet security solutions and our ability to meet the rapidly changing needs of our target customers who have broadband access to the Internet. We focus our research and development on evolving Internet security needs. In addition, we have made substantial investments in hardware and ASIC technologies, which are critical to drive product cost reductions and higher performance solutions.

   All of our research and development activities are conducted at our principal facilities in Sunnyvale, California and in Salt Lake City, Utah. In 1998, 1999 and 2000 we incurred expenses of $2,051,000, $3,643,000 and
$11,359,000, respectively, on research and development.

Competition

   The market for Internet security products is worldwide and highly competitive, and we expect competition to intensify in the future. There are few substantial barriers to entry, and additional competition from existing competitors and new market entrants will occur in the future. Current and potential competitors in our markets include, but are not limited to the following, all of whom sell worldwide or have a presence in most of the major markets for such products:

  . enterprise firewall software vendors such as Check Point Software
    Technologies, Ltd. and Symantec Corporation;

  . network equipment manufacturers such as Cisco Systems, Inc., Lucent
    Technologies, Nortel Networks Corp. and Nokia Corp.;

  . encryption processing equipment manufacturers such as nCipher Corporation and Rainbow Technologies;

  . computer or network component manufacturers such as Intel Corporation;

  . operating system software vendors such as Microsoft Corporation, Novell, Inc. and Sun Microsystems, Inc.;

  . security appliance suppliers such as WatchGuard Technologies, Inc.; and

  . low cost Internet router suppliers which may include limited Internet security functionality.

   Many of our competitors to date have generally targeted large enterprises' security needs with firewall products that are typically very complex and expensive, ranging in price from approximately $5,000 to more than $15,000. While there are suppliers of low cost Internet routers which may provide limited Internet security functionality, we believe these products are difficult to install and configure and provide relatively low performance. At any time, any of these competitors may adapt existing products for our target markets. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. Nothing prevents or hinders these actual or potential competitors from entering our target markets at any time. In addition, our competitors may bundle products competitive to ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products. If these companies were to use their greater financial, technical and marketing resources in our target markets, it could adversely affect our business.

Proprietary Rights

   We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized parties may misappropriate or infringe on our trade secrets, copyrights, trademarks, service marks and similar proprietary rights. Although we are currently investigating patent protection for some of our proprietary technology, we have not yet received any patent protection for our technology or products. Even if we obtain such patents, that will not guarantee that our patent rights will be valuable, create a competitive barrier, or will be free from infringement. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

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

Manufacturing

   We currently outsource our manufacturing to one contract manufacturer, Flash Electronics, under an agreement that may be cancelled upon 180 days prior notice by either party. Outsourcing our manufacturing enables us to reduce fixed overhead and personnel costs and to provide flexibility in meeting market demand.

   We design and develop all the key components of our products, including printed circuit boards and software. In addition, we determine the components that are incorporated in our products and select the appropriate suppliers of these components. Product testing and burn-in is performed by our contract manufacturers using tests that we specify.

Employees

   As of January 31, 2001, we had 268 employees. Of these, 105 were employed in sales and marketing, 42 in finance and administration, 97 in research and development and 24 in operations. We are not party to any collective bargaining agreements with our employees and we have not experienced any work stoppages. We believe we have excellent relations with our employees.

                                  RISK FACTORS

   You should carefully review the following risks associated with owning our common stock. Our business, operating results or financial condition could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you as an investor may lose all or part of your investment. You should also refer to the other information set forth in this report and incorporated by reference herein, including our financial statements and the related notes. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

                                 Company Risks

We have recently entered the emerging market for broadband Internet security appliances, and we do not know if we will be successful in marketing our products to our target customers.

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

   Even if we convince our target markets about the importance of the need for Internet security, we do not know if this will result in the sale of our products. We currently expect that almost all of our future revenue will be generated through sales of our SonicWALL products, including related services such as subscription and license fees. Our success depends on market acceptance of our products and services.

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

Failure to successfully integrate our recent acquisition of Phobos Corporation could harm our business.

   We acquired Phobos Corporation on November 14, 2000. Our failure to successfully address the risks associated with our acquisition of this company could have a material adverse affect on our ability to develop and market products based on the acquired technology. The success of this acquisition will depend on our ability to:

  .  Successfully integrate and manage their operations;

  .  Retain their key employees; and

  .  Develop and market products based on the acquired technology.

We may be unable to manage our growth, and if we cannot do so, it could have a material adverse effect on our business.

   Our business has grown rapidly in the last year. As of December 31, 1999, we had 73 employees. As of January 31, 2000, we had 268 employees, an increase of approximately 267%. In addition, we have experienced expansion in our manufacturing and shipping requirements, our product line, our customer base and our end user installed base. This rapid expansion has placed significant strain on our administrative, operational and financial resources and has resulted in ever-increasing responsibilities for our management personnel. These changes have increased the complexity of managing SonicWALL, Inc. If we continue to experience significant growth, our current systems, management and resources will be inadequate, and our organization will need to grow rapidly in order to meet the demands placed on our business. If we cannot manage our growth effectively, our business prospects will be materially adversely affected.

We do not know if we will be able to maintain profitability in the future.

   We incurred losses of $467,000 in 1997 and $1,461,000 in 1998, which represented 5.0% and 19.5%, respectively, of total revenue. In the year ended December 31, 1999, we reported net income of $158,000, and we reported $8,747,000 in net income, or approximately 12.6% of revenue, for the year ended December 31, 2000. We do not know if we will be able to maintain profitability in the future. If we are not able to maintain profitability, your investment in our common stock may decline in value.

Because we recently introduced our Internet security products, we cannot predict our future operating results or our future revenues from these products.

   Because from 1996-1998 our business focus was selling Ethernet products for Macintosh computers, and in November 2000 we expanded our operations through the acquisition of Phobos Corporation, our historical financial information is of limited value in projecting future operating results. We believe that comparing different periods of our operating results is not meaningful and you should not rely on the results for any period as an indication of our future performance.

   Our limited three-year history of selling Internet security products is one of many factors underlying our inability to predict our revenue for a given period. We base our spending levels for product development, sales and marketing, and other operating expenses largely on our expected future revenue. A large proportion of our expenses is fixed for a particular quarter or year, and therefore, we may be unable to decrease our spending in time to compensate for any unexpected quarterly or annual shortfall in revenue. As a result, any shortfall in revenue could adversely affect our operating results.

We depend on two major distributors for a significant amount of our revenue, and if they or others cancel or delay purchase orders, our revenue may decline and the price of our stock may fall.

   To date, sales to a limited number of distributors have accounted for a significant portion of our revenue. In 1999, Ingram Micro, Inc. and Tech Data Corporation, both of which are global computer equipment and accessory distributors, account for approximately 34% and 12% of our revenue, respectively. In 2000, approximately 84% of our sales were to distributors, and Ingram Micro, Inc. and Tech Data Corp. accounted for approximately 32% and 20% of our revenue, respectively. We cannot assure you that either of these existing customers will continue to place orders with us, that orders by these existing customers will continue at the levels of previous periods or that we will be able to obtain large orders from new customers.

   We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. If any of our major distributors stops or delays its purchase of our products, our revenue and profitability would be adversely affected. In addition, as of December 31, 2000, Ingram Micro, Inc. and Tech Data Corp. represented $5.2 million and $3.1 million, respectively, of our account receivable, constituting 39% and 24%, respectively, of total receivables on such date. The failure of any of these distributors to pay us in a timely manner could adversely affect our payments to suppliers and our creditworthiness, which could make it more difficult to conduct business.

   Although we have limited one-year agreements with Ingram Micro, Inc. and Tech Data Corp., these contracts are subject to termination at any time, and we do not know if these customers will continue to place orders for our products.

If an original equipment manufacturer customer cancels, reduces or delays purchases, our revenue may decline and our business could be adversely affected.

   We currently have formed original equipment manufacturer relationships with four original equipment manufacturers including, 3Com Corporation, Com21, Netgear, Inc., and Network Associates, Inc. If we fail to sell to such OEMs in the quantities expected, or if any OEM terminates our relationship, this could adversely affect our reputation, the perception of our products and technology in the marketplace or the growth of our business, and your investment in our common stock may decline in value.

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

   The average selling prices for our products may decline as a result of competitive pricing pressures, promotional programs and customers who negotiate price reductions in exchange for longer term purchase commitments. The pricing of products depends on the specific features and functions of the products, purchase volumes and the level of sales and service support. We expect competition to increase in the future. As we experience pricing pressure, we anticipate that the average selling prices and gross margins for our products will decrease over product life cycles. We cannot assure you that we will be successful in developing and introducing on a timely basis new products with enhanced features, or that these products, if introduced, will enable us to maintain our average selling prices and gross margins at current levels. The Company's gross margin has and will continue to be affected by a variety of factors, including competition; the mix and average selling prices of products; new product introductions and enhancements and the cost of components and manufacturing labor. We must manage each of these factors effectively for our gross margins to remain at current levels.

We offer retroactive price protection to our major distributors and if we fail to balance their inventory with end user demand for our products, our allowance for price protection may be inadequate. This could adversely affect our results of operations.

   We provide our major distributors with price protection rights for inventories of our products held by them. If we reduce the list price of our products, our major distributors receive refunds or credits from us that reduce the price of such products held in their inventory based upon the new list price. As of December 31, 2000, we estimate that approximately $6.3 million of our products in our distributors' inventory are subject to price protection. This amount represented approximately 9.1% of our revenue for the year ended December 31, 2000. We have provided less than $100,000 of credits under our price protection policies in the past three fiscal years. Future credits for price protection will depend on the percentage of our price reductions for the products in inventory and our ability to manage the level of our major distributors' inventory. New product introductions or price reductions by us or our competitors could result in significant product price adjustments. If future price protection adjustments are higher than expected, our future results of operation could be materially adversely affected.

Potential future acquisitions could be difficult to integrate, disrupt our business, dilute shareholder value and adversely affect our operating results.

   In November 2000, we completed the acquisition of Phobos Corporation. Although we have no current plans, agreements or commitments with respect to any material acquisition, we may make additional acquisitions or investments in other companies, products or technologies in the future. We are currently in the process of integrating the operations, products and personnel of the former Phobos Corporation. If we acquire other businesses in the future, we will be required to integrate operations, train, retain and motivate the personnel of these entities as well. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management's attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners.

   We may have to incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our stockholders. In addition, our profitability has suffered because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets.

We are dependent on international sales for a substantial amount of our revenue. We face the risk of international business and associated currency fluctuations, which might adversely affect our operation results.

   International revenue represented 32% of total revenue in 1998, 34% of total revenue in 1999 and 32% of total revenue in 2000. For the year ended December 31, 2000, revenue from Japan represented 11% of our total revenue, and revenue from all other international regions collectively represented approximately 21% of our total revenue. We expect that international revenue will continue to represent a substantial portion of our total revenue in the foreseeable future. Our risks of doing business abroad include our ability to maintain distribution relationships on favorable terms. To the extent we are unable to favorably renew our distribution agreements or make alternative arrangements, revenue may decrease from our international operations. We also face risks associated with general economic conditions and regulatory uncertainties associated with our international sales. Because our sales are denominated in United States dollars, the weakness of the foreign country's currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency.

   We are subject to the risks of conducting business internationally, including potential foreign government regulation of our technology, general geopolitical risks associated with political and economic instability, changes in diplomatic and trade relationships, and foreign counties' laws affecting the Internet generally.

Delays in deliveries from our component suppliers could cause our revenue to decline and adversely affect our results of operations.

   We outsource all of our hardware manufacturing and assembly from security appliances to a single manufacturer. Our SonicWALL products incorporate certain components or technologies that are only available from single or limited sources of supply. Specifically, our products rely upon microprocessors from Motorola, Inc. and Intel Corporation and incorporate software products from third-party vendors. We do not have long-term supply arrangements with any vendor, and this may adversely affect our ability to obtain necessary components or technology for our products. If we are unable to purchase such components or maintain licenses from these suppliers, this may delay or prevent product shipments and result in a loss of sales. This could cause a loss of revenue that would adversely affect our results of operations. We may not be able to replace any of these supply sources on economically advantageous terms. In addition, our products utilize components that have in the past been subject to market shortages and price fluctuations. If we experience price increases in our product components, we will experience declines in our gross margin.

We may have to defend lawsuits or pay damages in connection with any alleged or actual failure of our products and services.

   Because our products and services provide and monitor Internet security and may protect valuable information, we may face claims for product liability, tort or breach of warranty. Anyone who circumvents our security measures could misappropriate the confidential information or other property of end users using our products and services or interrupt their operations. If that happens, affected end users or others may sue us. In addition, we may face liability for breaches caused by faulty installation of our products by resellers or end users. Although we attempt to reduce the risk of losses from claims through contractual warranty disclaimers and liability limitations, these provisions may be unenforceable. Some courts, for example, have found contractual limitations of liability in standard computer and software contracts to be unenforceable in some circumstances. Defending a lawsuit, regardless of its merit, could be costly and could divert management attention. Although we currently maintain business liability insurance, this coverage may be inadequate or may be unavailable in the future on acceptable terms, if at all. Our business liability insurance has no specific provisions for potential liability for Internet security breaches.

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

   We outsource all of our hardware manufacturing and assembly primarily to one third-party manufacturer and assembly house; Flash Electronics, Inc. We do not have a long-term manufacturing contract with this vendor. Flash Electronics has produced products with acceptable quality, quantify and cost in the past, but it may be unable or unwilling to meet our future demands. Our operations could be disrupted if we have to switch to a replacement vendor or if our hardware supply is interrupted for an extended period. This could result in loss of customer orders and revenue.

We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively.

   Unauthorized parties may misappropriate or infringe our trade secrets, copyrights, trademarks and similar proprietary rights. We have not received any patent protection for our technology or products. Even if we obtain such patents, that will not guarantee that our patent rights will be valuable, create a competitive barrier, or will be free from infringement. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

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

   We offer a one-year warranty on all of our products, allowing the end user to receive a repaired or replacement product for any defective unit. Historically, refunds based on product warranty claims have been insignificant. Although we have discovered few errors or defects in our products, our products may contain undetected errors or defects. If there is a product failure, we may have to replace all affected products without being able to book revenue for such replacement units, or we may have to refund the purchase price for such units. Because of our recent introduction if Internet security products, we have little experience in gauging the risk of unexpected product failures or defects. Despite extensive testing, some errors are discovered only after a product has been installed and used by customers. Any errors discovered after commercial release could result in loss of revenue and claims against us. In the year ended December 31, 2000, refunds attributable to errors or defects in products amounted to less than 2% of total revenue for the period.

If we do not retain our key employees and attract new employees, our ability to execute our business strategy will be impaired.

   We compete for employees in California's Silicon Valley, one of the most difficult employer environments in the United States. Our future success will depend largely on the efforts and abilities of our current senior management and our ability to attract and retain additional key development, technical, operations, information systems, customer support and sales and marketing personnel. We do not have employment contracts with any of our key employees, who may leave us at any time. Specifically, the services of Sreekanth Ravi, President and Chief Executive Officer, Sudhakar Ravi, Chief Technical Officer, and Michael Sheridan, Chief Operating Officer, would be difficult to replace. We do not maintain life insurance for any of our key personnel.

If we are unable to meet our future capital requirements, our business will be harmed.

   We expect our cash on hand, cash equivalents and commercial credit facilities to meet our working capital and capital expenditure needs for at least the next 12 months. After that time, we may need to raise additional funds and we cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. Further, if we issue equity securities, shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, operating results and financial condition.

                                 Industry Risks

Our revenue growth is dependent on the continued growth of broadband access services, which are currently in early stages of development, and if such services are not widely adopted or we are unable to address the issues associated with the development of such services, our sales will be adversely affected.

   Sales of our products depend on the increased use and widespread adoption of broadband access services, such as cable, DSL, Integrated Services Digital Network, or ISDN, Frame Relay and T-1. These broadband access services typically are more expensive in terms of required equipment and ongoing access charges than is the case with Internet dial-up access providers. Our business, prospects, results of operations and financial condition would be adversely affected if the use of broadband access services does not increase as anticipated or if our customers' access to broadband services is limited. Critical issues concerning use of broadband access services are unresolved and will likely affect the use of broadband access services. These issues include:

  .  security;

  .  reliability;

  .  bandwidth;

  .  congestion;

  .  cost;

  .  ease of access; and

  .  quality of service.

   Even if these are resolved, if the market for products that provide broadband access to the Internet fails to develop, or develops at a slower pace than we anticipate, our business, prospects, results of operations and financial condition would be materially adversely affected.

   The broadband access services market is new and is characterized by rapid technological change, frequent enhancements to existing products and new product introduction, changes in customer requirements and evolving industry standards. We may be unable to respond quickly or effectively to these developments. The introduction of new products by competitors, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards, could render our existing or future products obsolete, which would materially adversely affect our business, prospects, results of operations and financial condition.

   The emergence of new industry standards might require us to redesign our products. If our products fail to comply with widely adopted industry standards, our customers and potential customers may not purchase our products. This would have a material adverse effect on our business, prospects, results of operation and financial condition.

If we are unable to compete successfully in the highly competitive market for internet security products and services, our business will fail.

   The market for Internet security products is worldwide and highly competitive, and we expect competition to intensify in the future. There are few substantial barriers to entry, and additional competition from existing competitors and new market entrants will likely occur in the future. Current and potential competitors in our markets include, but are not limited to the following, all of whom sell worldwide or have a presence in most of the major markets for such products:

  . enterprise firewall software vendors such as Check Point Software Technologies, Ltd. and Symantec Corp.

  . network equipment manufacturers such as Cisco Systems, Inc., Lucent Technologies, Nortel Networks Corp. and Nokia Corp.;

  . encryption processing equipment manufacturers such as nCypher Corporation and Rainbow Technologies;

  .  computer or network component manufacturers such as Intel Corporation;

  . operating system software vendors such as Microsoft Corporation, Novell, Inc. and Sun Microsystems, Inc.;

  .  security appliance and PCI card suppliers such as WatchGuard
     Technologies, Inc.; and

  . low cost Internet router suppliers which may include limited Internet security functionality.

   Most of our competitors to date have generally targeted large enterprises' security needs with firewall and Secure Socket Layer (SSL) products that range in price from approximately $5,000 to more than $15,000, which may increase competitive pressure on some of our products, resulting in both lower prices and gross margins. Recently, some of our competitors have introduced products priced at less than $1,000. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. Nothing prevents or hinders these actual or potential competitors from entering our target markets at any time. In addition, our competitors may bundle products competitive to ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products. If these companies were to use their greater financial, technical and marketing resources in our target markets, it could adversely affect our business.

Rapid changes in technology and industry standards could render our products and services unmarketable or obsolete, and we may be unable to successfully introduce new products and services.

   To succeed, we must continually change and improve our products in response to rapid technological developments and changes in operating systems, broadband Internet access, application and networking software, computer and communications hardware, programming tools, computer language technology and other security threats. We may be unable to develop new products and services or achieve and maintain market acceptance of them once they have come to market. Product development for Internet security appliances requires substantial engineering time and testing. Releasing new products and services prematurely may result in quality problems, and delays may result in loss of customer confidence and market share. In the past, we have on occasion experienced delays in the schedule introduction of new and enhanced products and services, and we may experience delays in the future. When we do introduce new or enhanced products and services, we may be unable to manage the transition from the older products and services to minimize disruption in customer ordering patterns avoid excessive inventories of older products and deliver enough new products and services to meet customer demand.

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

   Recently, political attention has resulted in legislative efforts to make the Internet safe for children at schools and other educational institutions receiving federal assistance by linking the receipt of federal funds to the existence of content filtering and security software for such institutions' Internet connections. Some have questioned the constitutionality or other legality of such efforts. We believe that any government controls or attempts to regulate the Internet could have a material adverse effect on our business. For example, legislation requiring Internet security for schools receiving federal funds would encourage purchases of our SonicWALL products; a court ruling invalidating such legislation might reduce sales to these market segments.

                                Investment Risks

Because they own approximately 38% of our stock ownership, our officers, directors and their affiliates can significantly influence all matters requiring shareholder approval.

   As of December 31, 2000, our executive officers, directors, and entities affiliated with them, in the aggregate, beneficially owned approximately 38% of our outstanding common stock. These shareholders, if acting together, would be able to significantly influence all matters requiring shareholder approval, including the election of directors, mergers or other forms of business combinations.

Our stock price may be volatile.

   The market price of our common stock has been highly volatile and has fluctuated significantly in the past. We believe that it may continue to fluctuate significantly in the future in response to the following factors, some of which are beyond our control:

  . Variations in quarterly operating results;

  . Changes in financial estimates by securities analysts;

  . Changes in market valuations of technology and Internet infrastructure companies;

  . Announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

  . Loss of a major client or failure to complete significant license transactions;

  . Additions or departures of key personnel;

  . Sales of common stock in the future; and

  . Fluctuations in stock market price and volume, which are particularly common among highly volatile securities of Internet-related companies.

Our business may be adversely affected by class action litigation due to stock price volatility.

   In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

Charter and bylaw provisions limit the authority of our shareholders, and therefore minority shareholders may not be able to significantly influence Sonicwall, Inc.'s governance or affairs.

   Our board of directors has the authority to issue shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by shareholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

   Our charter documents also provide for limitation on the ability of shareholders to call special meetings and act by written consent and prohibit cumulative voting for directors. As a result, minority shareholder representation on the board of directors may be difficult to establish. The charter documents also limit the persons who may call special meetings of the shareholders, prohibit shareholder actions by written consent and establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by shareholders at shareholder meeting.

ITEM 2. PROPERTIES

   Our headquarters are located in approximately 32,000 square feet of office space in Sunnyvale, California under a lease that expires in October 2004. The Company also leases approximately 34,000 square feet of office space in Salt Lake City, Utah under a lease that expires in April 2005. Additional sales and support offices are leased in the Netherlands, the United Kingdom, Japan and Hong Kong. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

   We are party to routine litigation incident to our business. Management believes that none of these legal proceedings will have a material adverse effect on our consolidated financial statements taken as a whole or our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the Annual Meeting of Shareholders held on December 15, 2000, (the "December Stockholders Meeting") the stockholders of the Company voted on and approved the following proposals:

    Proposal 1. To elect six directors to the Board of Directors;

    Proposal 2. To approve an amendment to the 1999 Employee Stock Purchase
                Plan to increase the number of shares of Common Stock reserved for issuance by 200,000 shares of Common Stock to an aggregate of 700,000 shares;

    Proposal 3. To approve an amendment to the 1998 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder to 12,610,678; and

    Proposal 4. To ratify the selection of PricewaterhouseCoopers LLP as independent accountants of the Company's financial statements for the year ending December 31, 2000.

Information on the Board of Directors.

   The following directors were elected at the December Stockholders Meeting:

   - Sreekanth Ravi, Chairman

   - Sudhakar Ravi

   - Charles D. Kissner

   - David A. Shrigley

   - Ronald E. Heinz

   - Robert M. Williams

December Stockholders Meeting Results.

   Proposal 1. Election of Directors

                                                                        Broker
   Director                                         In favor  Withheld non-votes
   --------                                         --------  -------- ---------
   Sreekanth Ravi................................. 47,840,272 297,441     n/a
   Sudhakar Ravi.................................. 47,840,272 297,441     n/a
   Charles D. Kissner............................. 47,908,719 228,994     n/a
   David A. Shrigley.............................. 47,909,174 228,539     n/a
   Ronald E. Heinz................................ 47,748,665 389,048     n/a
   Robert M. Williams............................. 47,909,174 228,539     n/a

   Proposal 2. Amendment to 1999 Employee Stock Purchase Plan

                                                                                       Broker
        For                 Against                      Withheld                     non-votes
        ---                 -------                      --------                     ---------
     47,340,126             723,271                       74,316                          0

   Proposal 3. Amendment to the 1998 Stock Option Plan

                                                                                       Broker
        For                 Against                      Withheld                     non-votes
        ---                 -------                      --------                     ---------
     38,442,552            9,618,143                      77,018                          0

   Proposal 4. Ratification of Independent Public Accountants

                                                                                       Broker
        For                 Against                      Withheld                     non-votes
        ---                 -------                      --------                     ---------
     48,064,952             11,686                        61,075                          0

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock commenced trading on the Nasdaq National Market on November 11, 1999 and is traded under the symbol "SNWL". As of December 31, 2000, there were approximately 174 holders of record of the common stock. The high and low sale prices for the common stock as reported on the Nasdaq National Market were:

                                                                 High     Low
                                                               -------- --------
   Fiscal 1999
     Fourth Quarter*.......................................... $  21.75 $ 12.125
   Fiscal 2000
     First Quarter............................................ $  66.25 $17.6875
     Second Quarter........................................... $ 46.625 $22.0625
     Third Quarter............................................ $54.3125 $26.8125
     Fourth Quarter........................................... $ 24.375 $  12.00

--------
*  Commencing November 11, 1999

   We have never paid a cash dividend on our capital stock. We currently anticipate that we will retain all available funds for use in our business and we do not anticipate paying any cash dividends.

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

   In September 2000, the Company effected a two-for-one stock split effective September 15, 2000. All share and per share amounts have been adjusted accordingly throughout this document to reflect the stock split.

   In November 2000, the Company issued approximately 9,906,000 shares of its common stock in connection with the acquisition of Phobos Corporation.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K. The consolidated statements of operations data for each of the years in the three-year period ended December 31, 2000, and the balance sheet data at December 31, 2000 and 1999 are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 1997 and 1996 and the balance sheet data at December 31, 1998, 1997 and 1996 are derived from audited financial statements which are not included in this Form 10-K. Prior year revenue balances have been reclassified to be consistent with the current year presentation. The historical results are not necessarily indicative of the operating results to be expected in the future.

                                           Year Ended December 31,
                                    ------------------------------------------
                                     1996    1997    1998     1999      2000
                                    ------  ------  -------  -------  --------
                                    (in thousands, except per share data)
Statement of Operations Data:
Revenue
  Product.........................  $9,356  $9,342  $ 7,480  $19,130  $ 60,101
  License and subscription........     --      --        35    1,917     9,347
                                    ------  ------  -------  -------  --------
    Total revenue.................   9,356   9,342    7,515   21,047    69,448
                                    ------  ------  -------  -------  --------
Cost of revenue...................
  Product.........................   5,915   4,842     3307    5,884    17,310
  License and subscription........     --      --         1       77       262
                                    ------  ------  -------  -------  --------
    Total cost of revenue.........   5,915   4,842    3,308    5,961    17,572
                                    ------  ------  -------  -------  --------
Gross margin......................   3,441   4,500    4,207   15,086    51,876
                                    ------  ------  -------  -------  --------
Operating expenses
  Research and development........   1,048   1,983    2,051    3,634    11,359
  Sales and marketing.............   1,665   2,468    2,870    5,342    15,662
  General and administrative......     432     644      753    1,761     5,745
  In-process research and
   development....................     --      --       --       --      2,300
  Amortization of goodwill and
   intangibles....................     --      --       --       --      4,961
  Deferred stock compensation.....     --      --        42    2,895     3,315
                                    ------  ------  -------  -------  --------
    Total operating expenses......   3,145   5,095    5,716   13,632    43,342
                                    ------  ------  -------  -------  --------
Income (loss) from operations.....     296    (595)  (1,509)   1,454     8,534
Interest income and other expense,
 net..............................      22      29       54      536    10,136
                                    ------  ------  -------  -------  --------
Income (loss) before income
 taxes............................     318    (566)  (1,455)   1,990    18,670
Benefit from (provision for)
 income taxes.....................    (350)     99       (6)  (1,832)   (9,923)
                                    ------  ------  -------  -------  --------
Net income (loss).................  $  (32) $ (467) $(1,461) $   158  $  8,747
                                    ======  ======  =======  =======  ========
Basic net income (loss) per
 share............................  $(0.00) $(0.03) $ (0.06) $  0.00  $   0.16
                                    ======  ======  =======  =======  ========
Diluted net income (loss) per
 share............................  $(0.00) $(0.03) $ (0.06) $  0.00  $   0.14
                                    ======  ======  =======  =======  ========
Shares used in calculation of
 basic net income (loss) per
 share............................  16,920  16,922   22,502   34,668    54,879
                                    ======  ======  =======  =======  ========
Shares used in calculation of
 diluted net income (loss) per
 share............................  16,920  16,922   22,502   42,392    60,496
                                    ======  ======  =======  =======  ========
                                              As of December 31,
                                    ------------------------------------------
                                     1996    1997    1998     1999      2000
                                    ------  ------  -------  -------  --------
                                                (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents.........  $1,036  $  787  $ 1,051  $62,589  $140,287
Short term investments............     --      --       --       --     79,257
Total assets......................   3,448   2,374    4,751   71,239   488,117
Total shareholders' equity........     932     465    1,488   60,750   435,758

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following commentary should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "intend" or "continue," or the negative of such terms and other comparable terminology. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this documents.

Overview

   From inception through 1996, we derived substantially all of our revenue from the development and marketing of networking products for Apple Macintosh computers. These products enabled Apple Macintosh computers to connect to computer networks using Ethernet communications standards. The Ethernet standard was developed in the 1970s by Xerox Corporation and is the most widely used technology to facilitate communication between computers on local area networks. The Ethernet standard is defined by the Institute of Electrical and Electronics Engineers and specifies the speed and other characteristics of a computer network. In 1998, we made a strategic business decision to concentrate our resources in the Internet security market due to our belief that this market had better long-term growth prospects. As a result, we stopped shipments of our Ethernet product line during December 1999. In October 1997, we introduced our first Internet security appliance, the SonicWALL DMZ, and began volume shipments in 1998. In 1998, we began offering content filtering subscriptions to our SonicWALL customers. Customers can purchase subscriptions for one to four years, and they receive weekly updated lists of objectionable web site addresses to which they can block access. We now focus all our development, marketing and sales efforts on the Internet security appliance market. Our shift to selling Internet security products has not required any significant restructuring of our personnel, facilities, manufacturing or operations. We have not experienced, and do not expect, any significant charges related to our Ethernet product inventories or warranty obligations. In 1999, our Internet security products represented approximately 92% of our total revenue and in 2000 they represented 100% of our total revenue. In 1999, our Ethernet products represented 8% of our total revenue and in 2000, Ethernet products are no longer being sold.

   Our SonicWALL products are sold primarily through distributors who then resell our products to resellers and selected retail outlets. These resellers then sell our products to end-users. Two of our distributors, Ingram Micro, Inc. and Tech Data Corp., both of which are global computer equipment and accessory distributors, account for approximately 46% and 52% of our revenue in 1999 and 2000, respectively. In 1999, sales to Ingram Micro, Inc. and Tech Data Corp. accounted for 34% and 12% of our revenue, respectively. In 2000, sales to Ingram Micro, Inc. and Tech Data Corp. accounted for 32% and 20% of our revenue, respectively.

   Our revenue consists of product sales and license and subscription revenue. License and subscription fees include virtual private networking ("VPN"), global management system, content filtering services, anti-virus and extended warranty contract fees. Product sales comprised approximately 87% of total revenue for the year ended December 31, 2000. Product revenue is generally recognized at the time of shipment if collectibility is probable and no significant obligations remain. Revenue from software products is recognized in accordance with SOP 97-2. Specifically, revenue is generally recognized when delivery of the software has occurred, persuasive evidence of an arrangement exists, collectibility of the fee is probable and the fee is fixed and determinable. Revenue from extended warranty programs, premium technical assistance, and subscriptions to content filtering and anti-virus services is recognized ratably over the term of the contract or subscription. Ingram Micro, Inc.'s right to return or rotate its stock on-hand is unlimited, and therefore we recognize revenue for product sales to Ingram Micro, Inc. when it has sold the product to its customers. Ingram Micro, Inc. does not have the right to return non-defective products to us if a customer of Ingram Micro, Inc. returns such a product to Ingram Micro, Inc. For all other distributors, the value of stock that can be rotated is generally limited to 15% of the prior quarter's purchases. Co-op advertising rights provide a distributor the right to be reimbursed up to 3% of the prior quarter's sales for costs it has incurred associated with advertising our products. For all of our distributors, we provide an allowance for sales returns, price protection rights and reserves for warranty and co-op advertising costs at the time of revenue recognition. Price reductions which may result in price protection require the approval of our president, chief financial officer, and vice president of sales.

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

   In August 1998, we acquired all the partnership interest of AckFin Networks, a California general partnership, in exchange for an aggregate of 10,852,368 shares of all common stock with an estimated value of $0.45 per share, or $4,883,000, and the assumption of $150,000 in liabilities. The controlling partners of AckFin, Sreekanth Ravi and Sudhakar Ravi, two of our executive officers and principal shareholders, were also the majority shareholders of SonicWALL, Inc. and, therefore, were deemed to be a control group for purposes of determining the amount of purchase price to be "stepped-up." The value of the exchanged shares for AckFin was accounted for as a reorganization of entities under common control. Accordingly, net assets acquired were valued by applying carryover basis to the control group interest and a stepped-up basis to the minority interest. The step-up of the minority interest resulted in an intangible asset of $2,517,000. This intangible asset was attributed to acquired completed technology and will be amortized over a period of three years. Amortization expense was $350,000, $839,000 and $839,000 for the years ended December 31, 1998, 1999 and 2000, respectively. The intangible assets acquired by the Company were rights to the completed core technology developed by AckFin that provides the foundation for our Internet products. Since this transaction occurred between entities that were under common control, the financial results of AckFin have been combined with our results for the period since the inception of AckFin, April 1997, through the date of exchange, August 1998. Expenses totaling $775,000 for the year ended December 31, 1998, were included in the accompanying statements of operations. AckFin did not have any revenue transactions with unrelated third parties. Except for the expenses noted above, all other financial transactions for AckFin were eliminated upon combination with SonicWALL, Inc.

   On October 17, 2000, the Company announced its agreement to acquire Phobos Corporation ("Phobos") for $216.5 million in a transaction accounted for as a purchase. Phobos designs, develops and sells scaleable Internet traffic management ("ITM") solutions for Internet service providers, application service providers, e-commerce companies and web hosting and enterprise network operations centers. Under the terms of the merger, 0.615 shares of the Company's common stock were exchanged for each share of outstanding Phobos common stock at November 14, 2000, the closing date of the merger. In connection with the merger, the Company issued 9,906,000 shares of its common stock, and options and warrants to purchase 2,294,000 shares of its common stock. In addition, the Company paid $30 million in cash to the shareholders of Phobos based upon their pro-rata ownership percentage in Phobos. The merger agreement also provides for up to an additional $20 million in cash to be payable upon achievement of certain future quarterly revenue targets during 2001. The quarterly amounts, representing additional purchase consideration, will be recorded when payable as adjustments to goodwill.

   In 1998, we recorded total deferred stock compensation of approximately $48,000 in connection with stock and stock options granted during 1998 at prices subsequently deemed to be below fair market value on the date of grant. Options granted are typically subject to a four-year vesting period. Restricted stock acquired through the exercise of unvested stock options is subject to our right to repurchase the unvested stock at the price paid, which right lapses over a four-year period. We are amortizing the deferred stock compensation over the vesting periods of the applicable options and the repurchase periods for the restricted stock. In 1999, we recorded approximately $6.1 million in additional deferred stock compensation for stock options granted in the year ended December 31, 1999, at prices subsequently deemed to be below fair market value on the date of grant. We amortized approximately $2.9 million of deferred stock compensation for the year ended December 31, 1999, including amortization for granted options to certain consultants in exchange for services rendered. These options are subject to variable plan accounting with fair value re-measurements at the end of each quarterly reporting period. In 2000, we recorded approximately $4.6 million in additional deferred stock compensation, of which $3.9 million related to the assumption of options in connection with the acquisition of Phobos, and amortized approximately $3.3 million of deferred stock compensation for the year ended December 31, 2000.

Results of Operations

   The following table sets forth financial data for the years indicated as a percentage of total revenue:

                                                     Year Ended December 31,
                                                     --------------------------
                                                      1998      1999     2000
                                                     -------   -------  -------
   Revenue:
    Product                                            100.0%     90.9%    86.5%
    License and subscription........................       0       9.1     13.5
                                                     -------   -------  -------
     Total revenue..................................   100.0     100.0    100.0
   Cost of revenue:
    Product.........................................    44.0      27.9     24.9
    License and subscription........................      --       0.4      0.4
                                                     -------   -------  -------
     Total cost of revenue..........................    44.0      28.3     25.3
                                                     -------   -------  -------
   Gross margin.....................................    56.0      71.7     74.7
   Operating expenses:
    Research and development........................    27.3      17.2     16.3
    Sales and marketing.............................    38.2      25.4     22.6
    General and administrative......................    10.0       8.4      8.3
    In-process research and development.............      --        --      3.3
    Amortization of goodwill and intangibles........      --        --      7.1
    Deferred stock compensation.....................     0.6      13.8      4.8
                                                     -------   -------  -------
     Total operating expenses.......................    76.1      64.8     62.4
                                                     -------   -------  -------
   Income (loss) from operations....................   (20.1)      6.9     12.3
   Interest income and other expense, net...........     0.7       2.6     14.6
                                                     -------   -------  -------
   Income (loss) before income taxes................   (19.4)      9.5     26.9
   Provision for income taxes.......................    (0.1)     (8.7)   (14.3)
                                                     -------   -------  -------
   Net income (loss)................................   (19.5)%     0.8%    12.6%
                                                     =======   =======  =======

 2000 compared to 1999

   Product revenue. Revenue from sales of our products increased to $60.1 million for the year ended December 31, 2000 from $19.1 million in the year ended December 31, 1999. This increase was attributable to a higher volume of products shipped, expansion of our distribution channel, expansion of our product offerings to include the SonicWALL ProVX, SonicWALL XPRS, and SonicWALL Telecommuter, and increasing demand in our target markets. The increase in shipping volume resulted primarily from increased market acceptance of the SonicWALL products over the prior year. We also increased shipments under an OEM relationship that was entered in July 1999 and a new OEM relationship entered in October 2000. In December 1999, we stopped shipment of legacy Ethernet products which contributed $1.6 million in the year ended December 31, 1999 and $0 in the year ended December 31, 2000. This decrease was directly related to our 1997 decision to focus on development, sales and marketing efforts on our Internet security appliance products.

   License and subscription revenue. Revenue from sales of our licenses and subscriptions increased to $9.3 million in the year ended December 31, 2000 from $1.9 million in the year ended December 31, 1999. This increase relates to increased sales of our VPN and content filtering products and the introduction of our anti-virus subscription service in June 2000.

   There can be no assurance that the Company's net sales will continue to increase in absolute dollars or at the rate at which they have grown in recent fiscal periods.

   Cost of revenue; gross margin. Cost of revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, all warranty costs and any inventory provisions or write-downs are expensed as cost of revenue. Cost of revenue increased to $17.6 million in the year ended December 31, 2000 from $6.0 million in the year ended December 31, 1999, primarily as a result of increased product sales. Gross margin increased to $51.9 million, or 75% of total revenue, in the year ended December 31, 2000 from $15.1 million, or 72% of total revenue, in the year ended December 31, 1999. The increase in gross margin was primarily attributable to the increase in sales of higher gross margin security appliance products and license subscription revenues, and the Company's decision to cease shipping of the lower gross margin Ethernet products in December 1999. In addition, we experienced increased manufacturing efficiencies and lower overhead and component costs per unit due to economies of scale. Gross margin was also favorably impacted by growth in licenses and subscription revenues due to a larger installed base. Our gross margins are affected by fluctuations in manufacturing volumes, component costs and the mix of products sold. Factors contributing to the gross margin growth were partially offset by the effect of increased sales of OEM products, which generate lower gross margins.

   The Company's gross margin has been and will continue to be affected by a variety of factors, including competition; the mix and average selling prices of products; new product introductions and enhancements and the cost of components and manufacturing labor. We must manage each of these factors effectively for our gross margins to remain at current levels.

   Research and development. Research and development expenses primarily consist of personnel costs related to engineering and technical support, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products. Research and development expenses increased by 213% from $3.6 million in the year ended December 31, 1999 to $11.4 million in the year ended December 31, 2000. These expenses represented 17.2% and 16.3%, respectively, of total revenue for such periods. These increases were primarily attributable to increased personnel costs, increased facility expenses related to the new leased facility entered in October 1999, prototype expenses associated with the development of new products and ongoing support of current and future product development and enhancement efforts. The Company believes that significant investments in research and development will be required to remain competitive and expects that such expenditures will continue to increase in absolute dollars.

   Sales and marketing. Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, and costs related to customer support, travel, trade shows, promotional and advertising costs. Sales and marketing expenses increased 193% from $5.3 million in the year ended December 31, 1999 to $15.7 million for the year ended December 31, 2000. These expenses were 25.4% and 22.6% of total revenue for such periods, respectively. The increases in absolute dollars were primarily related to the expansion of the Company's sales and marketing organization, including growth in the domestic and international sales force, increased commission and bonus expenses related to higher sales volumes and increased travel expenses. Facility expenses, depreciation and amortization also increased over the corresponding period of the prior year due to the move to a larger facility in October 1999 and to related leasehold improvements. The Company expects to continue to increase its sales and marketing expenses in an effort to expand domestic and international markets, introduce new products and establish and expand new distribution channels and OEM relationships.

   General and administrative. General and administrative expenses were $5.7 million for the year ended December 31, 2000, compared to $1.8 million for the year ended December 31, 1999. These expenses represented 8.3% and 8.4% of total revenue for such periods, respectively. The increases in absolute dollars were primarily related to increased personnel costs, increased facility expenses related to the new leased facility in October 1999, and increased costs related to investor relations and shareholder matters. The Company believes that its general and administrative expenses will increase in absolute dollars as the Company continues to build its infrastructure.

   Deferred stock compensation. Amortization of deferred stock compensation was $3.3 million and $2.9 million for the years ended December 31, 2000 and 1999, respectively. This amortization relates to deferred compensation of $ 4.6 million and $6.1 million, related to stock options granted in the years ended December 31, 2000 and 1999, respectively. The December 31, 2000 amount includes $3.9 million relating to deferred stock compensation associated with employee stock options issued in connection with the Phobos acquisition. We are amortizing deferred stock compensation over the vesting periods of the applicable options.

   In-process research and development and Amortization of goodwill and intangibles. On November 14, 2000, SonicWALL finalized its acquisition of Phobos. As a result of the acquisition, $234 million was allocated to goodwill and other intangibles. This amount is being amortized on a straight-line basis over a period ranging from three to six years from the date of acquisition. For the year ended December 31, 2000, we recorded $5.0 million in amortization. In connection with the acquisition of Phobos net intangibles of $2.3 million were allocated to in-process research and development. This intangible had not reached technological feasibility and, in management's opinion had no probable alternative future use, thus the associated amount was expensed.

   Interest income and other expense, net. Interest income and other expense, net consists primarily of interest income on the Company's cash, cash equivalents and short-term investments, and increased to $10.1 million for the year ended December 31, 2000 from $0.5 million in the year ended December 31, 1999. This increase related primarily to higher interest earnings on cash, cash equivalents and short-term investments that increased in total from $62.6 million at December 31, 1999 to $219.5 million at December 31, 2000. Cash, cash equivalents and short-term investments increased primarily as a result of the follow-on offering in March 2000 in which 3,500,000 shares were sold by the Company, generating $166.6 million of net proceeds.

   Provision for income taxes. The provision for income taxes in the year ended December 31, 2000 was $10 million. The provision for income taxes in the year ended December 31, 1999 was $1.8 million. In both periods, the provision for income taxes is based on an estimated effective rate for each of the respective calendar years. The effective tax rates in the years ended December 31, 2000 and 1999 were 34% and 37.5%, respectively, before the effect of amortization of deferred compensation, goodwill and intangibles, and in-process research and development, which are permanent, non-deductible book/tax differences. This effective rate reflects statutory federal and state tax rates net of the estimated realization of deferred tax assets. The lower tax rate in fiscal 2000 is a result of the implementation of a foreign sales corporation in February 2000 and tax benefits related to investments in tax exempt securities.

   The Company's annual operating results have in the past varied and may in the future vary significantly depending on a number of factors including the level of competition; the size and timing of significant orders; product mix; market acceptance of new products and product enhancements; new product announcements or introductions by the Company or its competitors; deferrals of customer orders in anticipation of new products or product enhancement; changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products and product enhancements on a timely basis; hardware component costs; supply constraints; the Company's success in expanding its sales and marketing programs; technological changes in the Internet security market; the mix of sales among the Company's sales channels; levels of expenditure on research and development; changes in Company strategy; personnel changes; the Company's ability to successfully expand domestic and international operations; general economic trends and other factors.

 1999 compared to 1998

   Product revenue. We shipped our first Internet security appliance product, the SonicWALL DMZ, near the end of 1997, and in 1998 we were in the early stages of our sales and marketing efforts for this product. Revenue from sales of our products increased to $ 19.1 million in the year ended December 31, 1999 from $7.5 million in the year ended December 31, 1998. This revenue growth was due primarily to the introduction of our SonicWALL PRO product, the expansion of our distribution channel and increasing demand in the security appliance market. Revenue from our Ethernet products represented $1.6 million in the year ended December 31, 1999 and $5.2 million in the year ended December 31, 1998. The decrease in sales of Ethernet products was directly related to our 1997 decision to focus our development, sales and marketing efforts on our Internet security appliance products. We stopped shipment of Ethernet products during December 1999.

   License and subscription revenue. Our license and subscription revenues increased to $1.9 million in 1999 from $35,000 in 1998, primarily due to increased shipping of our content filtering and VPN upgrades.

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

   Research and development. Research and development expenses primarily consist of personnel costs related to engineering and technical support, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products. Research and development expenses increased to $3.6 million in the year ended December 31, 1999 from $2.1 million in the year ended December 31, 1998. Research and development spending increased during 1999 by approximately $1.0 million related to the hiring of additional personnel, amortization of acquired technology of approximately $0.8 million and increased overhead and consulting costs.

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

   Interest income and other expense, net. Interest income and other expense, net consists primarily of interest income on our cash and cash equivalents, and increased to $0.5 million for the year ended December 31, 1999 from $54,000 in the year ended December 31, 1998. This increase was related primarily to higher interest earnings on cash that increased in amount from $1.1 million to $62.6 million in the comparable period.

   Provision for income taxes. The provision for income taxes in the year ended December 31, 1999 was $1.8 million. The provision for income taxes in the year ended December 31, 1998 was $6,000. In both periods, the provision for income taxes is based on an estimated effective rate for each of the respective calendar years. The effective tax rate in the year ended December 31, 1999 was 37.5% before the effect of amortization of deferred stock compensation, a permanent, non-deductible book/tax difference. This effective rate reflects statutory federal and state tax rates net of the estimated realization of deferred tax assets. In determining this effective rate, we concluded that it was more likely than not that we would realize the full value of this deferred tax asset based upon our estimate of profitability and our assessment of tax refunds available from net loss carrybacks in the event future profitability was less than our estimates.

Quarterly Results of Operations

   The following tables set forth our unaudited quarterly results of operations, in dollars and as a percentage of total revenue, for the eight quarters ended December 31, 2000. You should read the following tables in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K. We have prepared this unaudited information on the same basis as our audited financial statements. These tables include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter.

                                                              Three Months Ended
                          --------------------------------------------------------------------------------------------
                          March 31, June 30, September 30, December 31, March 31, June 30,  September 30, December 31,
                            1999      1999       1999          1999       2000      2000        2000          2000
                          --------- -------- ------------- ------------ --------- --------  ------------- ------------
Revenue:
 Product................   $2,853    $3,316     $4,923        $8,038     $12,047  $14,463      $15,798      $17,793
 License and
  subscription..........      211       310        538           858       1,360    2,010        2,607        3,370
                           ------    ------     ------        ------     -------  -------      -------      -------
 Total revenue..........    3,064     3,626      5,461         8,896      13,407   16,473       18,405       21,163
                           ------    ------     ------        ------     -------  -------      -------      -------
Cost of revenue:
 Product................      935     1,042      1,441         2,467       3,623    4,005        4,259        5,423
 License and
  subscription..........        8        13         23            33          37       56           78           91
                           ------    ------     ------        ------     -------  -------      -------      -------
 Total cost of revenue..      943     1,055      1,464         2,500       3,660    4,061        4,337        5,514
                           ------    ------     ------        ------     -------  -------      -------      -------
Gross margin............    2,121     2,571      3,997         6,396       9,747   12,412       14,068       15,649
Operating expenses:
 Research and
  development...........      658       723        817         1,436       1,985    2,516        2,533        4,324
 Sales and marketing....      811     1,043      1,554         1,934       2,602    3,553        3,816        5,690
 General and
  administrative........      332       362        495           572         861    1,206        1,414        2,265
 In-process research and
  development...........       --        --         --            --          --       --           --        2,300
 Amortization of
  goodwill and
  intangibles...........       --        --         --            --          --       --           --        4,961
 Deferred stock
  compensation..........       15       768        518         1,594       1,801    1,194          330          (11)
 Total operating
  expenses..............    1,816     2,896      3,384         5,536       7,249    8,469        8,093       19,529
                           ------    ------     ------        ------     -------  -------      -------      -------
Income (loss) from
 operations.............      305      (325)       613           860       2,498    3,943        5,975       (3,880)
Interest income and
 other expense, net.....       41        91         73           331       1,209    3,097        2,897        2,932
                           ------    ------     ------        ------     -------  -------      -------      -------
Income (loss) before
 income taxes...........      346      (234)       686         1,191       3,707    7,040        8,872         (948)
Provision for income
 taxes..................     (135)     (200)      (452)       (1,044)     (1,928)  (2,882)      (3,129)      (1,985)
                           ------    ------     ------        ------     -------  -------      -------      -------
Net income (loss).......   $  211    $ (434)    $  234        $  147     $ 1,779  $ 4,158      $ 5,743      $(2,933)
                           ======    ======     ======        ======     =======  =======      =======      =======

                                                              Three Months Ended
                          --------------------------------------------------------------------------------------------
                          March 31, June 30,  September 30, December 31, March 31, June 30, September 30, December 31,
                            1999      1999        1999          1999       2000      2000       2000          2000
                          --------- --------  ------------- ------------ --------- -------- ------------- ------------
Revenue:
 Product................     93.1%    91.5%        90.1%        90.4%       89.9%    87.8%       85.8%        84.1%
 License and
  subscription..........      6.9      8.5          9.9          9.6        10.1     12.2        14.2         15.9
                            -----    -----        -----        -----       -----    -----       -----        -----
 Total revenue..........    100.0    100.0        100.0        100.0       100.0    100.0       100.0        100.0
                            -----    -----        -----        -----       -----    -----       -----        -----
Cost of revenue:
 Product................     30.5     28.7         26.4         27.7        27.0     24.3        23.1         25.6
 License and
  subscription..........      0.3      0.4          0.4          0.4         0.3      0.4         0.5          0.5
                            -----    -----        -----        -----       -----    -----       -----        -----
 Total cost of revenue..     30.8     29.1         26.8         28.1        27.3     24.7        23.6         26.1
                            -----    -----        -----        -----       -----    -----       -----        -----
Gross margin............     69.2     70.9         73.2         71.9        72.7     75.3        76.4         73.9
Operating expenses:
 Research and
  development...........     21.5     19.9         15.0         16.2        14.8     15.3        13.8         20.4
 Sales and marketing....     26.4     28.8         28.5         21.7        19.4     21.6        20.7         26.9
 General and
  administrative........     10.8     10.0          9.0          6.4         6.4      7.3         7.7         10.7
 In-process research and
  development...........       --       --           --           --          --       --          --         10.8
 Amortization of
  goodwill and
  intangibles...........       --       --           --           --          --       --          --         23.4
 Deferred stock
  compensation..........      0.5     21.2          9.5         17.9        13.4      7.2         1.8          0.0
                            -----    -----        -----        -----       -----    -----       -----        -----
 Total operating
  expenses..............     59.2     79.9         62.0         62.2        54.0     51.4        44.0         92.2
                            -----    -----        -----        -----       -----    -----       -----        -----
Income (loss) from
 operations.............     10.0     (9.0)        11.2          9.7        18.7     23.9        32.4        (18.3)
Interest income and
 other expense, net.....      1.3      2.5          1.3          3.7         9.0     18.8        15.7         13.8
                            -----    -----        -----        -----       -----    -----       -----        -----
Income (loss) before
 income taxes...........     11.3     (6.5)        12.5         13.4        27.7     42.7        48.1         (4.5)
Provision for income
 taxes..................     (4.4)    (5.5)        (8.2)       (11.7)      (14.4)   (17.5)      (17.0)        (9.4)
                            -----    -----        -----        -----       -----    -----       -----        -----
Net income (loss).......      6.9%   (12.0)%        4.3%         1.7%       13.3%    25.2%       31.1%       (13.9)%
                            =====    =====        =====        =====       =====    =====       =====        =====

   Product revenue. Internet security revenue has increased in each of the eight quarters ended December 31, 2000, due to increasing market acceptance of our security appliance products and the expansion of our product line to include the SonicWALL SOHO in August 1998 and SonicWALL PRO in May 1999.

   License and subscription revenue. License and subscription revenue increased quarter over quarter since March 31, 1999 due to increased services and an increasing installed base. New services in 1999 and 2000 included global management services, anti-virus and most recently authentication services.

   Gross margin. Our gross margin has generally increased each quarter since the quarter ended March 31, 1998. These increases have been due to the introduction of our new security appliance products, which have higher average selling prices and higher gross margins, the reduction of production costs on a per unit basis as manufacturing volumes have increased, the reduction in materials costs due to increased purchase volumes, and improved absorption of manufacturing infrastructure costs. In addition, the introduction of new license and subscription revenues during 2000, including anti-virus, authentication services, and global management services have higher gross margins and increased volumes quarter over quarter. Gross margin decreased in the quarters ended December 31, 1999 and December 31, 2000 due to the increased shipments of OEM products which have lower gross margins.

   Operating expenses. Our operating expenses have increased in each of the eight quarters ended December 31, 2000 to $19.5 million in the quarter ended December 31, 2000 from $1.8 million in the quarter ended March 31, 1999. These increases related primarily to development of new products, increased marketing of new products, and increased investments in our internal infrastructure to support our growth. During the quarter ended December 31, 2000 the Company acquired Phobos and recognized amortization of goodwill and wrote off $2.3 million of in-process research and development.

Liquidity and Capital Resources

   For the year ended December 31, 2000, the Company's cash, cash equivalents and short-term investments increased by $157 million to $219.5 million. This increase related primarily to the follow-on offering in March 2000 which generated $166.6 million in net proceeds to the Company. The Company's working capital increased for the year ended December 31, 2000 by $164.1 million to $223.0 million. For the year ended December 31, 2000, the Company generated cash from operating activities totaling $30 million, principally related to net income of $8.7 million and an increase in deferred revenue, other accrued liabilities and income taxes payable, partially offset by increases in accounts receivable, inventories and accrued payroll.

   The Company purchased $79 million of short-term investments and used $3.1 million to purchase property and equipment during the year ended December 31, 2000. In November 2000, the Company purchased Phobos Corporation for $216.5 million, of which $30 million was paid in cash to shareholders, $177.8 million was paid in common stock, assumed options and warrants and $9 million was incurred in closing costs.

   Financing activities provided $169 million for the year ended December 31, 2000. In March 2000, the Company successfully completed its follow-on offering of common stock which generated approximately $166.6 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses.

   We believe that the market risk arising from our holdings of financial instruments is not material.

   We believe our existing cash, cash equivalents and short-term investment will be sufficient to meet our cash requirements at least through the next twelve months. However, we may be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance to our products. We cannot assure you that additional equity or debt financing will be available on acceptable terms or at all. As of the date of this offering, our sources of liquidity beyond twelve months, in management's opinion, will be our then current cash balances, funds from operations and whatever long-term credit facilities we can arrange. We have no other agreements or arrangements with third parties to provide us with sources of liquidity and capital resources beyond twelve months.

   We do not have any other debt, long-term obligations or long-term capital commitments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We do not use derivative financial instruments in our investment portfolio. As stated in our investment policy, we are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default and market risk. We mitigate default risk by investing in only investment-grade instruments. As of December 31, 2000, our cash, cash equivalents and short-term investments included money-markets securities, corporate bonds, municipal bonds and commercial paper which are subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates changes prior to maturity. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would be immaterial to the Company's financial condition or results of operations.

   We invoice all of our foreign customers from the United States in U.S. dollars and all revenue is collected in U.S. dollars. In addition, we do not have any cash balances denominated in foreign currencies. As a result, we do not have significant market risks associated with foreign currencies or related to sales and collections.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants..........................................  39
Consolidated Balance Sheets................................................  40
Consolidated Statements of Operations......................................  41
Consolidated Statements of Shareholders' Equity............................  42
Consolidated Statements of Cash Flows......................................  43
Notes to Consolidated Financial Statements.................................  44

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of SonicWALL, Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of SonicWALL, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Pricewaterhousecoopers LLP

San Jose, California
January 19, 2001

                                SONICWALL, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                               December 31,
                                                             -----------------
                                                              1999      2000
                                                             -------  --------
                           ASSETS
Current Assets:
  Cash and cash equivalents................................. $62,589  $140,287
  Short term investments....................................     --     79,257
  Accounts receivable, net of allowance for doubtful
   accounts of $548 and $1,771..............................   3,687    11,541
  Inventories...............................................     558     2,509
  Deferred income taxes.....................................   1,556    19,171
  Prepaid expenses and other current assets.................   1,015     2,192
                                                             -------  --------
    Total current assets....................................  69,405   254,957
Property and equipment, net.................................     435     3,831
Intangibles and other assets................................   1,399   229,329
                                                             -------  --------
      Total assets.......................................... $71,239  $488,117
                                                             =======  ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.......................................... $ 2,692  $  7,867
  Accrued payroll and related benefits......................   1,205     4,561
  Other accrued liabilities.................................   1,839     8,501
  Deferred revenue..........................................   3,732     8,812
  Income taxes payable......................................   1,021     2,192
                                                             -------  --------
    Total current liabilities...............................  10,489    31,933
Deferred income taxes.......................................     --     20,426
                                                             -------  --------
      Total liabilities.....................................  10,489    52,359
                                                             =======  ========
Commitments and contingencies (Note 9)
Shareholders' Equity:
  Preferred stock, no par value; 10,000,000 shares
   authorized; none issued and outstanding..................     --        --
  Common stock, no par value; 200,000,000 shares authorized;
   47,350,770 and 62,646,843 shares issued and outstanding..  65,109   432,383
  Deferred stock compensation...............................  (3,209)   (4,522)
  Notes receivable from shareholders........................    (300)      --
  Retained earnings (accumulated deficit)...................    (850)    7,897
                                                             -------  --------
    Total shareholders' equity..............................  60,750   435,758
                                                             -------  --------
      Total liabilities and shareholders' equity............ $71,239  $488,117
                                                             =======  ========





  The accompanying notes are an integral part of these consolidated financial statements.

                                SONICWALL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                     Year Ended December 31,
                                                     -------------------------
                                                      1998     1999     2000
                                                     -------  -------  -------
Revenue:
  Product........................................... $ 7,480  $19,130  $60,101
  License and subscription..........................      35    1,917    9,347
                                                     -------  -------  -------
    Total revenue...................................   7,515   21,047   69,448
                                                     -------  -------  -------
Cost of revenue:
  Product, excluding amortization of stock-based
   compensation of $0, $9 and $19...................   3,307    5,884   17,310
  License and subscription..........................       1       77      262
                                                     -------  -------  -------
    Total cost of revenue...........................   3,308    5,961   17,572
                                                     -------  -------  -------
Gross margin........................................   4,207   15,086   51,876
                                                     -------  -------  -------
Operating expenses:
  Research and development, excluding amortization
   of stock-based compensation of $0, $33, and
   $136.............................................   2,051    3,634   11,359
  Sales and marketing, excluding amortization of
   stock-based compensation of $41, $2,313, and
   $2,581...........................................   2,870    5,342   15,662
  General and administrative, excluding amortization
   of stock-based compensation of $1, $540, and
   $579.............................................     753    1,761    5,745
  In-process research and development...............      --       --    2,300
  Amortization of goodwill and intangibles..........      --       --    4,961
  Deferred stock compensation.......................      42    2,895    3,315
                                                     -------  -------  -------
    Total operating expenses........................   5,716   13,632   43,342
                                                     -------  -------  -------
Income (loss) from operations.......................  (1,509)   1,454    8,534
Interest income and other expense, net..............      54      536   10,136
                                                     -------  -------  -------
Income (loss) before income taxes...................  (1,455)   1,990   18,670
Provision for income taxes..........................      (6)  (1,832)  (9,923)
                                                     -------  -------  -------
Net income (loss)................................... $(1,461) $   158  $ 8,747
                                                     =======  =======  =======
Net income (loss) per share:
  Basic............................................. $ (0.06) $  0.00  $  0.16
                                                     =======  =======  =======
  Diluted........................................... $ (0.06) $  0.00  $  0.14
                                                     =======  =======  =======
Shares used in computing net income (loss) per
 share:
  Basic.............................................  22,502   34,668   54,879
                                                     =======  =======  =======
  Diluted...........................................  22,502   42,392   60,496
                                                     =======  =======  =======




  The accompanying notes are an integral part of these consolidated financial statements.

                                SONICWALL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (In thousands, except share data)

                                                              Notes       Retained
                             Common Stock       Deferred    Receivable    Earnings       Total
                          -------------------    Stock         From     (Accumulated Shareholders'
                            Shares    Amount  Compensation Shareholders   Deficit)      Equity
                          ---------- -------- ------------ ------------ ------------ -------------
Balance at December 31,
 1997...................  16,922,200 $     12   $   --        $  --        $  453      $    465
Issuance of common stock
 upon exercise of stock
 options................   4,769,760      230       --         (230)          --            --
Issuance of common stock
 for acquisition........  10,852,368    2,442       --          --            --          2,442
Deferred stock
 compensation...........         --        48       (48)        --            --            --
Amortization of deferred
 stock compensation.....         --       --         42         --            --             42
Net loss................         --       --        --          --         (1,461)       (1,461)
                          ---------- --------   -------       -----        ------      --------
Balance at December 31,
 1998 ..................  32,544,328    2,732        (6)       (230)       (1,008)        1,488
Issuance of common stock
 upon exercise of stock
 options................   1,052,934      467       --         (300)          --            167
Issuance of common stock
 in Connection with the
 Company's initial
 public offering, net of
 issuance costs.........   8,000,000   50,841       --          --            --         50,841
Conversion of preferred
 stock into common
 stock..................   5,753,508    4,971       --          --            --          4,971
Payments of notes
 receivable from
 shareholders...........         --       --        --          230           --            230
Deferred stock
 compensation...........         --     6,098    (6,098)        --            --            --
Amortization of deferred
 stock compensation.....         --       --      2,895         --            --          2,895
Net income..............         --       --        --          --            158           158
                          ---------- --------   -------       -----        ------      --------
Balance at December 31,
 1999...................  47,350,770   65,109    (3,209)       (300)         (850)       60,750
Issuance of common stock
 upon exercise of stock
 options................   1,803,800    1,657       --          --            --          1,657
Common stock issued in
 the acquisition of
 Phobos Corporation.....   9,905,537  155,520       --          --            --        155,520
Assumption of stock
 options and warrants in
 the acquisition of
 Phobos Corporation.....         --    22,230    (3,900)        --            --         18,330
Issuance of common stock
 in connection with the
 Employee Stock Purchase
 Plan...................      86,736      533       --          --            --            533
Payments of notes
 receivable from
 shareholder............         --       --        --          300           --            300
Issuance of common stock
 in connection with the
 Company's follow-on
 offering, net of
 issuance costs.........   3,500,000  166,553       --          --            --        166,553
Deferred stock
 Compensation...........         --       728      (728)        --            --            --
Amortization of deferred
 stock Compensation.....         --       --      3,315         --            --          3,315
Income tax benefit from
 stock option
 exercises..............         --    20,053       --          --            --         20,053
Net income..............         --       --        --          --          8,747         8,747
                          ---------- --------   -------       -----        ------      --------
Balance at December 31,
 2000...................  62,646,843 $432,383   $(4,522)      $ --         $7,897      $435,758
                          ========== ========   =======       =====        ======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                SONICWALL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Year Ended December 31,
                                                  -----------------------------
                                                    1998      1999      2000
                                                  --------  --------  ---------
Cash flows from operating activities:
 Net income (loss)..............................  $ (1,461) $    158  $   8,747
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation and amortization................       413       905      6,373
   Loss on disposal of fixed assets.............       --         53        --
   Liabilities acquired.........................       (75)      --         --
   Income tax benefit for exercise of employee
    stock options...............................       --        --       6,126
   In-process research and development..........       --        --       2,300
   Provision for allowance for doubtful
    accounts....................................       122       366      1,111
   Amortization of deferred stock compensation..        42     2,895      3,315
   Changes in operating assets and liabilities:
     Accounts receivable........................      (235)   (3,375)    (8,909)
     Inventories................................        20      (228)    (1,401)
     Deferred income taxes......................       (89)   (1,190)     1,581
     Prepaid expenses and other current assets..       270      (984)      (655)
     Other assets...............................        18       (50)       (58)
     Accounts payable...........................      (114)    2,143        426
     Accrued payroll and related benefits.......       (12)    1,060     (1,881)
     Other accrued liabilities..................       438     1,091      7,050
     Deferred revenue...........................       828     2,220      4,729
     Income taxes payable.......................       214       712      1,171
                                                  --------  --------  ---------
      Net cash provided by operating
       activities...............................       379     5,776     30,025
                                                  --------  --------  ---------
Cash flows from investing activities:
 Purchase of property and equipment.............      (115)     (447)    (3,108)
 Acquisition of Phobos, net of cash acquired....       --        --     (39,005)
 Purchase of short-term investments.............       --        --     (79,257)
                                                  --------  --------  ---------
      Net cash used in investing activities.....      (115)     (447)  (121,370)
                                                  --------  --------  ---------
Cash flows from financing activities:
 Proceeds from exercise of stock options........       --        167      2,190
 Proceeds from issuance of redeemable Series A
  convertible preferred stock...................       --      4,971        --
 Proceeds from issuance of common stock, net of
  issuance costs................................       --     50,841    166,553
 Payments of notes receivable from
  shareholders..................................       --        230        300
                                                  --------  --------  ---------
      Net cash provided by financing
       activities...............................       --     56,209    169,043
                                                  --------  --------  ---------
Net increase in cash and cash equivalents.......       264    61,538     77,698
Cash and cash equivalents at beginning of year..       787     1,051     62,589
                                                  --------  --------  ---------
Cash and cash equivalents at end of year........  $  1,051  $ 62,589  $ 140,287
                                                  ========  ========  =========
Supplemental disclosure of cash flow
 information:
 Cash paid for income taxes.....................  $      1  $  2,310  $   1,320
Supplemental disclosure of noncash investing and
 financing activities:
 Issuance of notes receivable upon the exercise
  of stock options..............................  $    230  $    300  $     --
 Conversion of preferred stock into common
  stock.........................................  $    --   $  4,971  $     --
 Deferred stock compensation....................  $     48  $  6,098  $   4,628
 Acquisition of minority interest in AckFin
  Networks......................................  $  2,517  $    --   $     --
 Income tax benefit from stock option
  exercises.....................................  $    --   $    --   $  13,927
 Issuance of common stock and assumption of
  stock options and warrants in connection with
  the acquisition of Phobos Corporation.........  $    --   $    --   $ 177,750

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

   The following is a summary of the Company's significant accounting policies:

 Consolidation

   The consolidated financial statements include those of the Company and its wholly-owned subsidiaries Sonic Systems International, Inc., a Delaware corporation, and SonicWALL B.V., a subsidiary in the Netherlands. Sonic Systems International, Inc. is intended to be a sales office but to date has not had any significant transactions. All significant intercompany accounts and transactions are eliminated in consolidation.

   In August 1998, the Company acquired all the partnership interest of AckFin Networks ("AckFin"), a California general partnership, in exchange for an aggregate of 10,852,368 shares of the Company's common stock (estimated value of $0.45 per share, or $4,883,000) and the assumption of $150,000 in liabilities. The controlling partners of AckFin, Sreekanth Ravi and Sudhakar Ravi, two of the Company's executive officers and majority shareholders, were deemed to be a control group for purposes of determining the amount of purchase price to be "stepped-up." The value of the exchanged shares for AckFin was accounted for as a reorganization of entities under common control. Accordingly, net assets acquired were valued by applying carryover basis to the control group interest and a stepped-up basis to the minority interest. The step-up of the minority interest resulted in an intangible asset of $2,517,000. This intangible asset was attributed to acquired completed technology and will be amortized over a period of three years. Amortization expense was $350,000, $839,000 and $839,000 for the years ended 1998, 1999 and 2000, respectively. The intangible assets acquired by the Company were rights to the completed core technology developed by AckFin that provides the foundation for our products. Since this transaction occurred between entities that were under common control, the financial results of AckFin have been combined with the results of the Company for the period since the inception of AckFin (April 1997) through the date of exchange (August 1998). Expenses totaling $775,000 for the year ended December 31, 1998 was included in the accompanying statements of operations. AckFin did not have any revenue transactions with unrelated third parties. Except for the expenses noted above, all other financial transactions for AckFin were eliminated upon combination with the Company.

   In November 2000, the Company acquired Phobos Corporation ("Phobos") in a transaction accounted for as a purchase (Note 3).

 Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

                                SONICWALL, INC.

 Cash and cash equivalents and short-term investments

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, and investments maturing in 3 to 12 months to be short-term investments. Cash equivalents and short-term investments consist of money market funds, corporate bonds, municipal bonds and commercial paper. The Company classifies, at the date of acquisition, its short-term investments into categories in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Currently, the Company classifies its short-term investments as available-for-sale, which are reported at fair market value with the related unrealized gains and losses included in shareholders' equity. Unrealized gains and losses at December 31, 2000 were not material. Realized gains and losses, declines in value of securities judged to be other than temporary, and interest and dividends on all securities are included in interest and other income, net. The fair value of the Company's investments are based on quoted market prices. Realized gains and losses are computed using the specific identification method.

 Fair value

   The carrying value of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities. The Company does not hold or issue financial instruments for trading purposes.

 Concentration of credit risk, foreign operations and significant customers

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company places its temporary cash and short-term investments in corporate bonds, municipal bonds, commercial paper and money market accounts with high credit quality financial institutions. The Company's accounts receivable are derived from revenue earned from customers located in the U.S. and certain foreign countries and regions, including Europe, Canada, Japan and Australia. Sales to foreign customers for the year ended December 31, 1998, 1999 and 2000, all of which were denominated in U.S. dollars, accounted for 32%, 34%, and 32% of total revenue, respectively. The Company performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

   During the year ended December 31, 1998, one customer accounted for 34% of the Company's revenue. During the year ended December 31, 1999, two customers accounted for 46% of the Company's revenue and at December 31, 1999, three customers accounted for 74% of gross accounts receivables. During the year ended December 31, 2000, two customers accounted for 52% of the Company's revenue and at December 31, 2000, these two customers accounted for 63% of gross accounts receivables.

   The Company is dependent on third party contract manufacturers and some of the key components in the Company's product come from single or limited sources of supply.

 Inventories

   Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis.

                                SONICWALL, INC.

 Property and equipment

   Property and equipment are stated at cost. Depreciation is computed using the straight-line method over their estimated useful lives, which range from three to five years. Leasehold improvements are amortized over the lesser of the related lease term or the life of the improvement. Depreciation expense for the years ended December 31, 1998, 1999 and 2000 was $55,000, $66,000 and
$574,000, respectively.

 Intangibles and other assets

   Acquired technology is amortized to expense on a straight-line basis over three to six years. Goodwill and other intangible assets recorded in connection with the acquisition of Phobos are amortized on a straight-line basis over the estimated periods of benefit, which range from three to six years.

 Long-lived assets

   The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows and recognizes impairment from the carrying value of long-lived assets, if any, based on the fair value of such assets. To date, the Company has not recorded any impairment charges against the value of its long-lived assets.

 Stock-based compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation costs is determined based on the difference, if any, on the grant date between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized over the vesting period.

   The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18.

 Revenue recognition

   Product revenue represents sales of security appliances and printed circuit boards. Product revenue is generally recognized at the time of shipment if collectibility is probable and no significant obligations remain. Sales to distributors are subject to agreements allowing certain rights of return, cooperative advertising, stock balancing rights and price protection. The largest distributor has the right to return products that have not been sold to end users for full credit subject to a restocking fee. Revenue from sales to this distributor is deferred at the time of shipment and is recognized when the distributor has sold the product to its customers. Certain other distributors have limited rights of return which allow them to return a percentage of the prior quarter's purchases by these distributors. Accordingly, reserves for estimated returns and exchanges are provided at the time of shipment. These reserves are estimated and adjusted periodically based upon historical rates of returns and allowances, inventory levels at the distributors and other related factors. Reserves for credits for price protection are provided at the time list prices are reduced by the Company. In the years ended December 31, 1998, 1999 and 2000 the Company provided approximately $400,000, $1,046,000 and $900,000, respectively, of revenue reserves related to risks of product returns, stock rotation rights and price protection rights. As of December 31, 1999 and 2000, deferred revenues included approximately $1.7 million and $3.0 million, respectively, related to these reserves.

                                SONICWALL, INC.

   License and subscription revenue primarily represents sales of various software products, such as virtual private networking and global management system, and subscription services including content filtering, anti-virus services, and extended warranty contracts. Revenue from software products is recognized in accordance with SOP 97-2. Specifically, revenue is generally recognized when delivery of the software has occurred, persuasive evidence of an arrangement exists, collectibility of the fee is probable and the fee is fixed and determinable. Revenue from extended warranty programs, premium technical assistance, and subscriptions to content filtering and anti-virus services is recognized ratably over the term of the contract or subscription.

   The Company's revenue recognition policy is consistent with Staff Accounting Bulletin No. 101 ("SAB 101") which provides guidance for revenue recognition, presentation and disclosure of revenues in financial statements filed with the SEC. The adoption of SAB 101 did not have a material impact on the Company's financial statements.

   The standard warranty provisions include technical assistance, insignificant bug fixes and feature updates and repair or replacement guarantees for units with product defects. The standard warranty period is one year. The estimated costs associated with the standard warranty provisions are accrued at the time of revenue recognition. In the years ended December 31, 1998, 1999 and 2000, the Company provided approximately $100,000, $425,000 and $1,030,000 of warranty reserves, respectively. As of December 31 1999 and 2000, the accompanying balance sheets include a warranty accrual of approximately $555,000 and $1,080,000, respectively.

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

 Reclassifications

   Certain prior year balances have been reclassified to be consistent with current year presentation.

 Advertising Costs

   The Company expenses advertising costs as incurred. Advertising expense totaled $515,000, $1,036,000 and $3,415,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

                                SONICWALL, INC.

   The Company has co-operative advertising agreements with certain of its distributors. These agreements allow the distributors to be reimbursed by the Company for approved promotional activities. The amounts available for reimbursement are related to a percentage of the distributors' eligible purchases from the Company. The Company accrues for co-operative advertising as the related revenue is recognized. In the years ended December 31, 1998, 1999, and 2000, the Company recorded provisions for co-op advertising costs of $502,000, $554,000, and $1,944,000, respectively. As of December 31, 1999 and
December 31, 2000, the accompanying balance sheets include an accrual for co-op advertising costs of $410,000 and $1,221,000, respectively.

 Comprehensive income (loss)

   Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. To date, the Company has not had any material transactions that are required to be reported in comprehensive income (loss).

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

 Recent accounting pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement established accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of Statement 133 to have a material impact on the Company's financial statements.

   In March 2000, the FASB issued "Accounting for Certain Transactions Involving Stock Compensation: An interpretation of APB Opinion No. 25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that became effective after June 30, 2000. The adoption of this interpretation did not have a material impact on the Company's financial statements.

                                SONICWALL, INC.

 Earnings per share

   The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

                                                     Year Ended December 31,
                                                    ---------------------------
                                                      1998     1999     2000
                                                    --------  -------- --------
Numerator:
  Net income (loss)................................ $ (1,461) $   158  $ 8,747
                                                    --------  -------  -------
Denominator:
  Weighted average common shares outstanding.......   22,502   35,006   55,324
  Weighted average unvested common shares subject
   to repurchase...................................      --      (338)    (445)
                                                    --------  -------  -------
  Denominator for basic calculation................   22,502   34,668   54,879
  Common stock equivalents.........................      --     7,724    5,617
                                                    --------  -------  -------
  Denominator for diluted calculation..............   22,502   42,392   60,496
                                                    ========  =======  =======
Basic net income (loss) per share.................. $  (0.06) $  0.00  $  0.16
                                                    ========  =======  =======
Diluted net income (loss) per share................ $  (0.06) $  0.00  $  0.14
                                                    ========  =======  =======

   Outstanding options to purchase 2,327,352 shares of common stock at an exercise price of $0.06 per share have not been considered in the computation of diluted net loss per share for the year ended December 31, 1998, as their effect would have been anti-dilutive.

   At December 31, 2000, outstanding options to purchase 2,148,200 shares of common stock at exercises prices ranging from $17.26 to $52.06 per share have not been considered in the computation of diluted net income per share as their effect would have been anti-dilutive.

   In May 1999, the Company issued 600,000 shares upon the exercise of certain stock options. At December 31, 2000, 444,590 common shares are subject to repurchase at the option of the Company for $.50 per share. These shares vest ratably over a 48 month period.

                                SONICWALL, INC.

Note 2--Balance Sheet Components:

                                                                December 31,
                                                              -----------------
                                                               1999      2000
                                                              -------  --------
                                                               (in thousands)
Inventories:
  Raw materials.............................................. $    25  $  1,421
  Finished goods.............................................     533     1,088
                                                              -------  --------
                                                              $   558  $  2,509
                                                              =======  ========
Property and equipment:
  Equipment.................................................. $   442  $  2,789
  Leasehold improvements.....................................     103       644
  Software...................................................      60     1,062
  Transportation.............................................      24        24
                                                              -------  --------
                                                                  629     4,519
  Less: accumulated depreciation.............................    (194)     (688)
                                                              -------  --------
                                                              $   435  $  3,831
                                                              =======  ========
Intangibles and other assets:
  Goodwill and other intangibles............................. $   --   $233,672
  Acquired technology........................................   2,517     2,517
  Other assets...............................................      71       128
                                                              -------  --------
                                                                2,588   236,317
  Less: amortization.........................................  (1,189)   (6,988)
                                                              -------  --------
                                                              $ 1,399  $229,329
                                                              =======  ========
Other accrued liabilities:
  Accrued acquisition costs.................................. $   --   $  5,625
  Other accrued liabilities..................................   1,839     2,876
                                                              -------  --------
                                                              $ 1,839  $  8,501
                                                              =======  ========

Note 3--Acquisition of Phobos Corporation:

   On October 17, 2000, the Company announced its agreement to acquire Phobos Corporation ("Phobos") in a transaction accounted for as a purchase. Phobos designed, developed and sold scaleable Internet traffic management ("ITM") solutions for Internet service providers, application service providers, e-commerce companies and web hosting and enterprise network operations centers. Under the terms of the merger, 0.6152475 shares of the Company's common stock were exchanged for each share of outstanding Phobos common stock at November 14, 2000, the closing date of the merger. In connection with the merger, the Company issued 9,906,000 shares of its common stock, and options and warrants to purchase 2,294,000 shares of its common stock. In addition, the Company paid $30 million in cash to the shareholders of Phobos based upon their pro-rata ownership percentage in Phobos. The merger agreement also provides for up to an additional $20 million in cash to be payable upon achievement of certain future quarterly revenue targets during 2001. The quarterly amounts, representing additional purchase consideration, will be recorded when payable as adjustments to goodwill.

                                SONICWALL, INC.

   The consolidated financial statements include the results of operations of Phobos commencing on November 14, 2000. The purchase price was based on actual shares of common stock and options issued by the Company on the closing date. The average market price per share of the Company's common stock of $15.70 is based on the average closing market price as of October 17, 2000, the date the proposed merger was announced, and for the two trading days prior to and two trading days subsequent to October 17, 2000. The options and warrants were valued by applying the Black-Scholes valuation model.

   The purchase price consideration is as follows (in thousands):

   Common stock....................................................... $155,520
   Assumption of Phobos options and warrants..........................   22,230
   Cash...............................................................   30,000
   Transaction costs..................................................    8,700
                                                                       --------
     Total consideration.............................................. $216,450
                                                                       ========

   The purchase price allocation is as follows (in thousands):

   Tangible assets acquired........................................... $  4,310
   Deferred tax assets................................................    5,611
   Intangible assets acquired:
     Existing technology..............................................   26,220
     Non-compete agreements...........................................    6,960
     Workforce........................................................    2,390
     Customer base....................................................   16,740
     Goodwill.........................................................  184,092
   Deferred compensation of unvested options..........................    3,900
   In-process research and development................................    2,300
   Liabilities assumed................................................  (14,969)
   Restructuring costs................................................     (300)
   Deferred tax liabilities...........................................  (20,804)
                                                                       --------
     Total consideration.............................................. $216,450
                                                                       ========

   Amounts allocated to the non-compete agreements and workforce are being amortized over their estimated useful lives of three and four years, respectively. Amounts allocated to existing technology and goodwill are being amortized over their estimated useful lives of six years.

   The Company recorded a $2.3 million charge for in-process research and development related to the merger with Phobos during the fourth quarter of 2000. The amount allocated to in-process research and development represents the purchased in-process technology for projects that, as of the date of the merger, had not yet reached technological feasibility and had no alternative future use. The value of these projects was determined by estimating the resulting net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage completion of the projects. The resulting cash flows were then discounted back to their present value at discount rates ranging from 28% to 33%. As of the date of the acquisition, Phobos had four projects in process that ranged from 80%-95% complete.

   The nature of the efforts to develop the purchased in-process research and development into commercially viable products principally relates to the completion of all planning, designing, prototyping and testing

                                SONICWALL, INC.

activities that are necessary to establish that the product can be produced to meet its design specification including function, features and technical performance requirements.

   The following unaudited pro forma net revenues, net loss and net loss per share data for the years ended December 31, 2000 and 1999 are based on the respective historical financial statements of the Company and Phobos. The pro forma data reflects the consolidated results of operations as if the acquisition of Phobos occurred at the beginning of each of the years indicated and includes the amortization of the resulting goodwill and other intangible assets. The pro forma data excludes the charge for in-process research and development. The pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been completed at the beginning of the years specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.

                                                               Years Ended
                                                              December 31,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
                                                             (in thousands)
                                                               (Unaudited)
Revenues................................................... $ 22,424  $ 71,547
Net loss................................................... $(49,266) $(29,598)
Net loss per share--basic and diluted...................... $  (1.11) $  (0.47)
Shares used in per share calculation--basic and diluted....   44,574    63,536

Note 4--Redeemable Series A Convertible Preferred Stock:

   In February 1999, the Company issued 1,438,377 shares of redeemable Series A convertible preferred stock ("Preferred Stock") at $3.48 per share for net proceeds of $4,971,000. Each share of Preferred Stock converts into two shares of Common Stock. In November 1999, the Company completed its initial public offering of 8,000,000 shares of Common Stock at $7.00 per share. In connection with the initial public offering, all outstanding shares of Preferred Stock automatically converted into Common Stock.

Note 5--Shareholders' Equity:

 Stock splits

   Share information for all periods presented has been retroactively adjusted to reflect two-for-one stock splits effected on August 25, 1999 and September 15, 2000.

 Follow-on offering

   In March 2000, the Company completed a follow-on offering of 7,000,000 shares of its common stock at a price of $50 per share, of which 3,500,000 shares were sold by the Company and 3,500,000 shares were sold by selling shareholders. The Company received approximately $166.6 million in net proceeds after deducting underwriting discounts and commissions and offering expenses. The Company expects to use the proceeds from the offering to support growth, working capital and potential acquisitions of complementary products and technologies.

 1999 Employee Stock Purchase Plan

   The 1999 Employee Stock Purchase Plan was adopted by the board of directors in August 1999. A total of 700,000 shares of common stock have been reserved for issuance under the plan.

                                SONICWALL, INC.

 Stock Option Plans

   The Company's Stock Option Plans (the "Plans"), as amended, authorize the Board of Directors to grant incentive stock options and nonstatutory stock options to employees, directors and consultants to purchase up to a total of 20,732,298 shares of the Company's common stock. Under the Plans, incentive stock options are granted at an exercise price that is not to be less than 100% of the fair market value of the Company's common stock on the date of grant, as determined by the Company's Board of Directors. Nonqualified stock options are granted at a price that is not to be less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors.

   Generally, options granted under the Plans are exercisable for a period of ten years after the date of grant, and vest over four years.

   The following table summarizes option activity under the stock option plans:

                                                     Options Outstanding
                                               --------------------------------
                                                                       Weighted
                                                                       Average
                                   Available                Exercise   Exercise
                                   for Grant     Shares       Price     Price
                                   ----------  ----------  ----------- --------
   Balance at December 31, 1997..     903,224   4,989,760  $ 0.04-0.12  $ 0.05
   Authorized....................   4,000,000         --   $       --   $  --
   Granted.......................  (2,030,000)  2,030,000  $      0.06  $ 0.06
   Exercised.....................         --   (4,269,760) $      0.04  $ 0.04
   Canceled......................     422,648    (422,648) $ 0.04-0.12  $ 0.09
                                   ----------  ----------  -----------  ------
   Balance at December 31, 1998..   3,295,872   2,327,352  $ 0.04-0.12  $ 0.06
   Authorized....................   4,716,648         --   $       --   $  --
   Granted.......................  (6,519,000)  6,519,000  $0.25-14.93  $ 2.79
   Exercised.....................         --   (1,052,934) $ 0.04-0.75  $ 0.44
   Canceled......................     205,002    (205,002) $ 0.06-4.50  $ 3.62
                                   ----------  ----------  -----------  ------
   Balance at December 31, 1999
    .............................   1,698,522   7,588,416  $0.04-14.93  $ 2.25
   Authorized....................   6,015,650         --           --      --
   Granted.......................  (6,365,620)  6,365,620  $0.82-52.06  $17.52
   Exercised.....................         --   (1,803,800) $0.38-18.00  $ 0.92
   Canceled......................   1,003,670  (1,003,670) $0.63-52.06  $12.94
                                   ----------  ----------  -----------  ------
   Balance at December 31, 2000
    .............................   2,352,222  11,146,566  $0.04-52.06  $10.22
                                   ==========  ==========  ===========  ======

                                SONICWALL, INC.

   The following table summarizes information regarding stock options outstanding at December 31, 2000:

                                                                   Options
                                   Options Outstanding           Exercisable
                             -------------------------------- ------------------
                                                   Weighted
                             Weighted              Average              Weighted
                             Average              Remaining             Average
                             Exercise            Contractual            Exercise
   Exercise Prices            Price     Shares   Life (Years)  Shares    Price
   ---------------           -------- ---------- ------------ --------- --------
   $0.04-$0.13..............  $ 0.06   1,118,246     7.56       479,254  $ 0.06
   $0.25-$0.38..............  $ 0.37     321,854     8.30        53,202  $ 0.38
   $0.50-$0.82..............  $ 0.72     758,768     7.83       417,960  $ 0.81
   $1.22-$1.75..............  $ 1.35     515,869     8.36       203,952  $ 1.33
   $3.26-$6.51..............  $ 4.38   3,344,511     8.52     1,185,080  $ 4.38
   $10.57-$10.57............  $10.57   1,213,568     9.51       623,183  $10.57
   $12.75-$18.81............  $16.26   2,399,750     9.80        26,328  $16.99
   $20.75-$29.75............  $23.99     991,000     9.40        11,666  $29.75
   $31.94-$45.56............  $40.23     242,000     9.30        12,499  $45.56
   $52.06-$52.06............  $52.06     241,000     9.50           --   $  --
                                      ----------              ---------
                              $10.22  11,146,566              3,013,124  $ 4.58
                                      ==========              =========

   For financial reporting purposes, the Company has determined that the deemed fair value on the date of grant of certain stock options granted in 1998 and 1999 was in excess of the exercise price of the options. The deemed fair value for options granted in the year ended December 31, 1999, exceeded the aggregate exercise price of these options by $4,214,000. Additionally, in conjunction with the acquisition of Phobos in 2000, the Company allocated $3.9 million to deferred stock compensation which represents the portion of the intrinsic value of unvested stock options held by the employees of Phobos that were exchanged for SonicWALL options. These amounts are considered deferred stock compensation and are being amortized over the vesting periods of the applicable options and the repurchase periods for the restricted stock.

   Based upon the above assumptions, the weighted average fair value per share of options granted in 1999 and 2000 were $3.00 and $15.76, respectively.

   During the years ended December 31, 1999 and 2000, the Company granted approximately 105,000 and 20,000, respectively, options to purchase common stock to certain consultants in exchange for services rendered. The options vest over two years. These options are subject to variable plan accounting with fair value re-measurements at the end of each quarterly reporting period. During the years ended December 31, 1999 and 2000, the Company recorded deferred stock-based compensation expense related to these grants of $1,884,000 and $176,000, respectively. Of this amount $1,066,000 and $1,800,000 were recognized as stock-based compensation expense in the years ended December 31, 1999 and 2000, respectively.

                                SONICWALL, INC.

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

                                                         Year Ended December
                                                                 31,
                                                         ----------------------
                                                          1998    1999    2000
                                                         -------  -----  ------
   Net income (loss)
     As reported........................................ $(1,461) $ 158  $8,747
     Pro forma.......................................... $(1,469) $(109) $  656
   Net income (loss) per share--basic:
     As reported........................................ $ (0.06) $0.00  $ 0.16
     Pro forma.......................................... $ (0.06) $0.00  $ 0.01
   Net income (loss) per share--diluted:
     As reported........................................ $ (0.06) $0.00  $ 0.14
     Pro forma.......................................... $ (0.06) $0.00  $ 0.01

   The pro forma amounts reflect compensation expense related to 1998, 1999 and 2000 stock option grants only. In future years, the annual compensation expense will increase relative to the fair value of the stock options granted in those future years. The weighted average fair value of the options granted in 1998, 1999 and 2000 of $0.02, $1.13 and $12.82, respectively.

   The fair value of each grant is estimated on the date of grant using the minimum value method with the following assumptions:

                                         1998          1999           2000
                                     ------------  -------------  -------------
   Expected volatility..............            0%            80%           110%
   Risk-free interest rate.......... 4.5% to 5.64% 4.79% to 5.83% 5.28% to 6.56%
   Expected life....................      5 years        4 years      3-4 years
   Dividend yield...................            0%             0%             0%

Note 6--Notes Receivable from Shareholders:

   In May 1999, the Company issued a full recourse note for $300,000 in connection with the exercise of 600,000 shares of incentive stock options by one shareholder. The note had an interest rate of 8% per year and was payable over four years. The principal and interest on these notes were paid in full during 2000.

                                SONICWALL, INC.

Note 7--Income Taxes:

   The (benefit from) provision for income taxes consist of the following (in thousands):

                                                      Year Ended December 31,
                                                      -------------------------
                                                      1998     1999      2000
                                                      ---------------  --------
   Current tax expense:
     Federal......................................... $  94  $  3,178  $  9,996
     State...........................................     1       708     2,485
                                                      -----  --------  --------
                                                         95     3,886    12,481
                                                      -----  --------  --------
   Deferred tax expense (benefit):
     Federal.........................................   (89)   (1,598)   (2,301)
     State...........................................    --      (456)     (257)
                                                      -----  --------  --------
                                                        (89)   (2,054)   (2,558)
                                                      -----  --------  --------
                                                      $   6  $  1,832  $  9,923
                                                      =====  ========  ========

   The following is a reconciliation of pre-tax income (loss) per the financial statements to taxable income (loss) (in thousands):

                                                     Year Ended December 31,
                                                     ------------------------
                                                      1998     1999    2000
                                                     -------  ------ --------
   Pre-tax income (loss) per books.................. $(1,455) $1,990 $ 18,670
   Differences between book and tax:
     Distributor revenue deferral (net).............      13   1,432    3,605
     Changes in non-deductible reserves and
      accruals......................................     672   2,270    2,744
     Non-deductible deferred stock compensation.....      42   2,895    3,052
     Goodwill amortization..........................     --      --     5,020
     In-process research and development............     --      --     2,300
     Stock option deduction.........................     --      --   (50,633)
     Tax exempt interest............................     --      --    (3,420)
     Other..........................................      (6)     53      455
                                                     -------  ------ --------
       Taxable income (loss)........................ $  (734) $8,640 $(18,207)
                                                     =======  ====== ========

                                SONICWALL, INC.

   Deferred tax assets and liabilities comprise the following (in thousands):

                                                                December 31,
                                                               ---------------
                                                                1999    2000
                                                               ------ --------
   Deferred tax assets:
     Net operating loss carryforwards......................... $  --  $ 20,235
     Inventory reserves.......................................    --     1,314
     Deferred revenue.........................................    830    2,277
     Other reserves & accruals................................  1,590    3,890
                                                               ------ --------
       Total deferred tax assets..............................  2,420   27,716
     Valuation allowance......................................    --    (8,545)
                                                               ------ --------
       Net deferred tax assets................................ $2,420 $ 19,171
                                                               ====== ========
   Deferred tax liabilities:
     Intangibles.............................................. $  --  $(20,426)
                                                               ------ --------
       Total deferred tax liabilities.........................    --   (20,426)
                                                               ------ --------
       Total net deferred tax (liabilities)/assets............ $2,240 $ (1,255)
                                                               ====== ========

   As of December 31, 2000, the Company has net operating loss carryforwards of approximately $52,500,000 to offset future federal taxable income, which expire at various dates through the year 2020. This amount includes approximately $33,000,000 of net operating loss carryforwards from the acquisition of Phobos. The net operating loss carryforward also includes approximately $45,000,000 resulting from employee exercises of non-qualified stock options or disqualifying dispositions, the tax benefits of which, when realized, will be recorded as an addition to common stock rather than a reduction of the provision for income taxes.

   The deferred tax assets related to the acquisition of Phobos, approximately $14,000,000 as of November 14, 2000, if and when realized, will be used to reduce the amount of goodwill and intangibles recorded at the date of acquisition. A valuation allowance of approximately $8,500,000 has been recorded for a portion of the Phobos deferred tax assets as a result of the uncertainties regarding realization of the assets based upon the limitation on the use of the net operating losses in the future.

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

                                SONICWALL, INC.

   Revenue by geographic region is presented as follows (in thousands):

                                                        Year Ended December 31,
                                                       -------------------------
                                                        1998     1999     2000
                                                       ------- -------- --------
   United States...................................... $ 5,080 $ 13,859 $ 47,080
   Other..............................................   2,435    7,188   22,368
                                                       ------- -------- --------
   Total.............................................. $ 7,515 $ 21,047 $ 69,448
                                                       ======= ======== ========

   Revenue to any one foreign country did not exceed 10% of total revenue in 1998. Revenue attributed to Japan accounted for 11% for the years ended December 31, 1999 and 2000.

Note 9--Commitments and Contingencies:

   In September 1999 the Company entered into a 5-year operating lease agreement for a new location for its facility which it began occupying in October 1999. Rent expense was approximately $163,000, $383,000, and $782,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

   Future minimum lease commitments at December 31, 2000 were as follows (in thousands):

   Year ending December 31,
   ------------------------
     2001................................................................ $1,327
     2002................................................................  1,327
     2003................................................................  1,359
     2004................................................................  1,247
     2005................................................................    431
                                                                          ------
                                                                          $5,691
                                                                          ======

   The Company is involved in various threatened legal actions arising in the ordinary course of business. Management believes that the outcome of these actions will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

Note 10--Employee Benefits:

   The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. The Company's contribution to this plan is discretionary. For the years ended December 31, 1998, 1999 and 2000, the Company did not make any contributions to the plan.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers, Directors and Key Employees

   The following table lists the executive officers, directors and key employees of SonicWALL as of December 31, 2000.

             Name            Age                           Position
             ----            ---                           --------
   Sreekanth Ravi..........   34 Chairman of the Board, President and Chief Executive Officer
   Sudhakar Ravi...........   35 Chief Technical Officer, Director
   Michael J. Sheridan.....   36 Chief Operating Officer and Chief Financial Officer
   Ronald E. Heinz Jr......   42 Senior Vice President, Worldwide Sales, Director
   Raj Dhingra.............   39 Senior Vice President, Worldwide Marketing
   Zachary Abrams..........   34 Vice President, Corporate and Business Development
   David A. Shrigley(2)....   52 Director
   Charles D. Kissner (1)..   53 Director
   Robert M.
    Williams(1)(2).........   45 Director

--------
(1) Member of audit committee
(2)  Member of compensation committee

   We have no employment agreements with our executive officers or key employees, except with Mr. Heinz. All are subject to termination at will. The board of directors is elected annually by shareholders, and members of the board serve until the next annual meeting of shareholders unless they resign before such meeting. The last annual shareholders meeting was held in December 2000.

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

   Michael J. Sheridan was named our Chief Operating Officer in January 2001. Prior to that, he served as our Chief Financial Officer since joining SonicWALL, Inc. in May 1999. Mr. Sheridan will continue as SonicWALL's Chief Financial Officer until his successor is found. Mr. Sheridan became Secretary in September 1999. Mr. Sheridan joined SonicWALL, Inc. from Genesys Telecommunications Laboratories, Inc., an enterprise software company in the call center automation industry, where he served as Vice President of Finance from January 1998 to May 1999, and served as Corporate Controller from November 1996 to December 1997. From August 1995 to November 1996, Mr. Sheridan was the Corporate Controller for Network Appliance, Inc., a network file server manufacturer. From 1986 to 1995, Mr. Sheridan was an audit professional with Arthur Andersen LLP, where he was involved primarily with technology clients. Mr. Sheridan received a bachelor degree in commerce from Santa Clara University and is a Certified Public Accountant.

   Ronald E. Heinz Jr. was named Senior Vice President of Worldwide Sales in January 2001. Prior to that, since joining SonicWALL on November 14, 2000, Mr. Heinz served as our Chief Operating Officer, Salt Lake City Division. Mr. Heinz has been a director since November 14, 2000. Mr. Heinz served as President, Chief Executive Officer and a director of Phobos Corporation from June 2000 through November 14, 2000 when SonicWALL acquired Phobos Corporation. From 1989 through June 2000, Mr. Heinz worked for Novell, Inc. where he served as Senior Vice President of Worldwide Sales and held various management positions.
Mr. Heinz received a bachelor degree in finance from Virginia Polytechnic Institute and an MBA from American University.

   Raj Dhingra was named Senior Vice President of Worldwide Marketing in January 2001. Prior to that, since joining SonicWALL in September 2000, he served as our Chief Operating Officer. Mr. Dhingra joined SonicWALL, Inc. from 3Com where he served as Vice President of Business Development and held various management positions from 1990 through September 2000. Prior to 3Com, Mr. Dhingra worked for Apple Computer, Systemhouse, Inc. and The Z Corporation. Mr. Dhingra received a bachelor degree in electrical engineering from Birla Institute of Technology and Science and an MBA from Stanford University.

   Zachary Abrams has served as our Vice President, Corporate and Business Development since April 2000. Mr. Abrams joined SonicWALL, Inc. from Bear, Stearns & Co. Inc., an investment bank, where he served as a Vice President in the Corporate Finance Division from June 1997 to April 2000. Prior to Bear, Stearns & Co. Inc., Mr. Abrams worked in the Technology Investment Banking Group at Merrill Lynch & Co. from August 1995 to June 1997. Previously, Mr. Abrams held various financial management positions at GE and GE Capital. Mr. Abrams received a bachelor degree in economics from Colby College and an MBA from The Wharton School at the University of Pennsylvania.

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

   Charles D. Kissner has served as a director since July 2000. He is currently Chairman of the Board of DMC Stratex Networks, Inc., a broadband wireless equipment company. He was also CEO of DMC Stratex from July 1995 until May 2000. Previously, Mr. Kissner was Vice President/General Manager of M/A-Com, Inc., a manufacturer of radio and microwave communication products, and President, Chief Executive Officer, and a Director of Aristacom International, Inc., a communications software company. He also founded Fujitsu Network Switching, Inc., and held several key positions at AT&T (now Lucent Technologies). Mr. Kissner is also a Director of Spectrian, Inc., a wireless components manufacturer, Littlefeet, Inc., a wireless infrastructure company, and American Medical Flight Support, a non-profit medical transportation organization. Mr. Kissner holds a Bachelor of Science degree from California State Polytechnic University and an MBA from Santa Clara University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Security Exchange Act of 1934, requires the Company's directors executive officers and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater-than-ten-percent beneficial owner are required by SEC regulations to furnish the Company with copies of all
Section 16(a) reports they file.

   Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that there was compliance for the fiscal year ended December 31, 2000, with all Section 16(a) filing requirements applicable to the Company's officers, directors and greater-than-ten-percent beneficial owners.

Board of Directors Meetings

   During fiscal year 2000, the Board met 5 times, including telephone conference meetings, and acted by written consent 8 times. No director attended fewer than 75% of the aggregate of the total number of meetings of the Board (held during the period for which he was a director) and the total number of meetings held by all committees of the Board on which director served (held during the period that such director served).

Committees of the Board of Directors

   The compensation committee of our board of directors consists of Messrs. Shrigley and Williams. The compensation committee:

  . reviews and approves the compensation and benefits for our executive officers and grants stock options under our stock option plan; and

  . makes recommendations to the board of directors regarding these matters.

   The audit committee consists of Messrs. Kissner and Williams. The audit committee:

  . makes recommendations to the board of directors regarding the selection of independent auditors;

  . reviews the results and scope of the audit and other services provided by our independent auditors; and

  . reviews and evaluates our audit and control functions.

   We established these committees in August 1999. The compensation committee met 2 times during fiscal year 2000. The audit committee met 4 times during fiscal year 2000.

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

ITEM 11. EXECUTIVE COMPENSATION

   The following table provides information concerning the compensation received for services rendered to SonicWALL, Inc. in all capacities during the years ended December 31, 2000, 1999, and 1998, by our Chief Executive Officer and each of the other most highly compensated executive officers or key employees of SonicWALL, Inc. whose aggregate compensation exceeded $100,000 in fiscal 2000.

                           Summary Compensation Table

                                                        Long-Term
                                                       Compensation
                              Annual Compensation         Awards
                             ----------------------    ------------
                                                        Securities     All Other
                                   Salary   Bonus       Underlying  Compensation ($)
Name and Principal Position  Year   ($)      ($)       Options (#)  ----------------
---------------------------  ---- -------- --------    ------------

Sreekanth Ravi...........    2000 $240,000 $234,000       100,000           --
 President and Chief         1999 $240,000 $224,983       800,000           --
 Executive Officer
                             1998 $240,000 $732,345            --       $13,846(1)

Sudhakar Ravi............    2000 $240,000 $233,000       100,000           --
 Chief Technical Officer     1999 $240,000 $232,214       800,000           --
                             1998 $240,000 $816,871            --       $13,846(1)

Michael J. Sheridan (2)..    2000 $202,677 $233,000       100,000           --
 Chief Financial Officer,
  and                        1999 $150,000 $100,000       600,000           --
 Secretary                   1998      --       --            --            --

Steven R. Perricone......    2000 $120,007 $573,317(3)     50,000           --
 Vice President, Sales       1999 $120,000 $246,089            --           --
                             1998 $ 78,231 $ 23,389     1,200,000       $ 1,538(1)

Zachary Abrams (4).......    2000 $100,963 $190,000       550,000           --
 Vice President,
  Corporate, and             1999      --       --            --            --
 Business Development        1998      --       --            --            --

--------
(1) Includes cash payment in lieu of vacation days
(2) Commenced employment in May 1999
(3) Represents commissions
(4) Commenced employment in April 2000

                       Options Grants in Last Fiscal Year

   The following table provides information regarding stock options we granted in fiscal 2000 to named executive officers whose compensation exceeded $100,000 in fiscal 2000. The table includes the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. The assumed rates of appreciation are prescribed by the Securities and Exchange Commission for illustrative purposes only and are not intended to forecast or predict future stock prices. Any actual gains on option exercises will depend on the future performance of our stock.

                       Option Grants in Last Fiscal Year

                                                                         Potential Realizable Value at
                                                                            Assumed Annual Rates of
                                                                          Stock Price Appreciation for
                            Individual Grants                                    Option Term(4)
                         --------------------------                      ------------------------------
                         Number of     Percent of
                         Securities   Total Options
                         Underlying    Granted to
                          Options     Employees in  Exercise
                          Granted        Fiscal       Price   Expiration
          Name             (#)(1)        Year(2)    ($/Sh)(3)    Date        5%($)          10%($)
          ----           ----------   ------------- --------- ---------- -------------- ---------------
Sreekanth Ravi..........  100,000         1.57%       17.26     11/5/05       1,085,472       2,750,799
Sudhakar Ravi...........  100,000         1.57%       17.26     11/5/05       1,085,472       2,750,799
Michael J. Sheridan.....  100,000         1.57%      15.688     11/5/10         986,610       2,500,263
Steven R. Perricone.....   50,000          .79%      15.688     11/5/10         493,305       1,250,132
Zachary Abrams..........  500,000(5)      7.85%       23.69     4/23/10       7,449,257      18,877,879
Zachary Abrams..........   50,000(6)       .79%       14.56    10/19/10         457,835       1,160,245

--------
(1) 25% of the option shares vest after one year of service and the remaining shares vest monthly over the following three years, provided the employee remains employed at SonicWALL, Inc. We granted all options under our stock option plans at exercise prices at the fair market value of our common stock on the date of grant.
(2) In 2000, we granted options to purchase up to an aggregate of 6,365,620 shares to employees, directors and consultants.
(3) The exercise price may be paid in cash, in shares of Common Stock valued at fair market value on the exercise date, or through a cashless exercise procedure involving a same-day sale of the purchased shares.
(4) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the ten year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.
(5) 25% of the option shares vest after one year of continuous service and the remaining 75% vest monthly over the following three years. In addition, if Mr. Abrams's employment is involuntarily terminated within 12 months of a change in control of the Company, then 50% of his unvested shares shall vest. If Mr. Abrams is involuntarily terminated within his first year of employment, 25% of his option shares shall vest.
(6) 25% of the option shares vest after one year of continuous service and the remaining 75% vest monthly over the following three years.

   The following table provides information regarding value realized of options exercised during 2000 and unexercised options held as of December 31, 2000 by our Chief Executive Officer and the other executive officers whose compensation exceeded $100,000 in fiscal 2000. The value of unexercised in-the-money options is calculated at December 31, 2000.

            Aggregate Option Exercises Fiscal Year-End Option Values

                                                         Number of
                          Number of                Securities Underlying     Value of Unexercised
                            Shares                Unexercised Options at    In-the-Money Options at
                           Acquired     Value       Fiscal Year End (#)       Fiscal Year-End ($)
                              on       Realized  ------------------------- -------------------------
          Name           Exercise (#)     ($)    Exercisable Unexercisable Exercisable Unexercisable
          ----           ------------ ---------- ----------- ------------- ----------- -------------
Sreekanth Ravi..........       --            --    266,656      633,344     3,233,204          --
Sudhakar Ravi...........       --            --    266,656      633,344     3,233,204          --
Michael J. Sheridan.....       --            --        --       100,000           --        56,200
Steven R. Perricone.....   490,000    18,208,125   375,000      345,000     6,070,313    4,803,413
Zachary Abrams..........       --            --        --       550,000           --        84,500

   We have entered into an employment agreement with Ronald Heinz, our Senior Vice President, Worldwide Sales, dated November 2000. The agreement provides that if Mr. Heinz's service is involuntarily terminated prior to the first anniversary of his employment with the Company, he will vest 50% of the options he received under the Phobos Corp. 1999 Stock Plan and if his service is involuntarily terminated prior to December 31, 2002, he will vest in an additional 25% of the options.

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

   The 1998 stock option plan was adopted by our board of directors in July 1998, approved by our stockholders in July 1998, and amended by the shareholders to increase the number of shares available for grant thereunder in February 1999 and December 2000. Unless terminated earlier by the board of directors, the 1998 stock option plan will terminate in July 2008. The 1998 stock option plan was amended by our board of directors in August 1999 to include some of the provisions provided below. These amendments were approved by our shareholders in August 1999. The number of shares reserved for issuance under the 1998 stock option plan will be subject to an automatic annual increase in the first day of 2001 through 2008 equal to the lesser of:

  . 4,000,000 shares;

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

   As of December 31, 2000:

  . a total of 18,610,678 shares have been authorized for issuance under the 1994 and 1998 stock option plans;

  . options to purchase an aggregate of 9,024,946 shares of common stock were outstanding under the 1994 stock option plan and 1998 stock option plan at a weighted average exercise price of $10.972;

  . 7,233,510 shares had been issued upon exercise of outstanding options, net of repurchases, under the 1994 and 1998 stock option plans; and

  . 2,352,222 shares remained available for future grant under the 1994 and 1998 stock option plans.

 Phobos Corporation 1998 and 1999 Stock Plans

   Upon the close of the merger between Phobos Corporation and SonicWALL, SonicWALL assumed 942,104 outstanding options under the Phobos Corporation 1998 Stock Plan and 1,179,516 outstanding options under the Phobos Corporation 1999 Stock Plan.

 1999 Employee Stock Purchase Plan

   Our 1999 employee stock purchase plan was adopted by the board of directors and shareholders in August 1999. The 1999 employee stock purchase plan became effective on the effective date of our initial public offering. A total of 700,000 shares of common stock has been reserved for issuance under the 1999 employee stock purchase plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table provides information regarding the actual beneficial ownership of our outstanding common stock as of December 31, 2000, for:

  . each person or group that we know beneficially owns more than 5% of our common stock;

  . each of our directors;

  . our chief executive officer;

  . the other executive officers whose compensation exceeded $100,000 in fiscal 2000; and

  . all of our directors and executive officers as a group.

   Beneficial ownership has been determined in accordance with rule 13d-3 under the Securities Exchange Act of 1934. Percentage of beneficial ownership is based on 62,646,843 shares of common stock outstanding as of December 31, 2000, together with options that are exercisable within 60 days of December 31, 2000 for each shareholder. Under the rules of the Securities and Exchange Commission, beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding the option, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes below, we believe that the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws. Unless otherwise indicated, the following beneficial owners can be reached at our principal offices.

                                     Number of Shares
                                      of Common Stock     Percentage of Shares
                                    Beneficially Owned      of Common Stock
              Name                as of December 31, 2000     Outstanding
              ----                ----------------------- --------------------
Sreekanth Ravi(1)................        8,576,354               13.62%
Sudhakar Ravi(2).................        8,586,562               13.64%
Steven R. Perricone(3)...........          597,548                   *%
Michael J. Sheridan..............          483,130                   *%
GMS Capital Partners, L.P.(4)....        3,523,918                5.62%
Ronald Heinz(5)..................          256,896                   *%
Charles Kissner(6)...............           14,582                   *%
David Shrigley(7)................          121,600                   *%
Robert M. Williams(8)............        1,793,708                2.86%
Zachary Abrams...................              725                   *%
All directors and executive
 officers as a group (9
 persons)........................       20,431,105               31.99%

--------
 *  Less than 1%.
(1) Includes 1,100,000 shares held by a family trust, also includes 299,990 shares of common stock issuable upon exercise of immediately exercisable options.
(2) Includes 1,100,000 shares held by a family trust, also includes 299,990 shares of common stock issuable upon exercise of immediately exercisable options.

(3) Includes 345,000 shares of common stock issuable upon exercise of immediately exercisable options.
(4) The address for GMS is 405 Park Avenue, 16th Floor, New York, NY 10022.
(5) Includes 256,866 shares of common stock issuable upon exercise of immediately exercisable options.
(6) Includes 14,582 shares of common stock issuable upon exercise of immediately exercisable options.
(7) Includes 1,600 shares held by children residing in the same household as Mr. Shrigley.
(8) Represents 190,908 shares held by Robert Williams. Robert Williams, a director of SonicWALL, Inc. is a partner of Bay Management Company 1997, the general partner of Bay Partners SBIC II, L.P. Bay Partners SBIC II, L.P. currently holds 1,602,800 shares of SonicWALL, Inc., which is less than 5%, and therefore Bay Partners is not included in the table above. However, Robert Williams shares voting and investment power with respect to the shares held by this entity, and disclaims beneficial ownership of shares in which he has no pecuniary interest. The address for Bay Partners SBIC II, L.P. is 10600 N. De Anza Boulevard, Suite 100, Cupertino, California 95014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Since January 1, 1999, SonicWALL, Inc. has not been a party to any transaction or series of similar transactions in which the amount involved exceeds $60,000 and in which any director, executive officer, or holder of more than 5% of our common stock had or will have a direct or indirect material interest other than

  . normal compensation arrangements which are described under "Item 11--
    Executive Compensation" above; and

  . the transactions described below.

Transactions with Executive Officers, Directors and Significant Shareholders

(1) On February 19, 1999, we issued an aggregate of 1,438,377 shares of our redeemable Series A convertible preferred stock at a purchase price of $3.48 per share to several investors, including 14,384 shares issued to Robert Williams, a director of the Company, 1,150,700 shares to Bay Partners SBIC II, L.P. Mr. Williams is a partner of Bay Management Company 1997, the general partner of Bay Partners SBIC II, L.P. At the closing of our initial public offering, all outstanding shares of redeemable Series A convertible preferred stock were converted into common stock.

(2) On May 26, 1999, we extended a loan in the amount of $300,000 to Michael Sheridan, Chief Operating Officer, Chief Financial Officer, and Secretary of SonicWALL, Inc. to pay the exercise price of options to purchase 600,000 shares of our common stock. Mr. Sheridan has purchased the optioned shares, and SonicWALL, Inc. has the right to repurchase the optioned shares for the purchase price paid, which right lapses over four years. The loan had an interest rate of 8% per year and was payable over four years. The loan was payable in full if Mr. Sheridan ceased to be an employee, officer, director or consultant of SonicWALL, Inc. On June 30, 2000, Mr. Sheridan paid the aggregate principal of the loan plus interest in full.

(3) On August 6, 1999, Sreekanth Ravi, Chairman of the Board, Chief Executive Officer and President, and Sudhakar Ravi, Chief Technical Officer and a director, sold an aggregate of 3,664,728 shares of common stock to Bay Sonic Investors, LLC at a purchase price of $3.26 per share. On August 11, 1999, two shareholders also sold an aggregate of 800,000 shares of common stock to Bay Sonic Investors, LLC at a purchase price of $3.26 per share. Robert Williams, a director of the Company, is a managing member of Bay Sonic Investors, LLC. In addition, on August 6, 1999, Sreekanth Ravi sold 76,708 shares of common stock to David Shrigley, a director of the Company, at a purchase price of $3.26 per share and 61,364 shares of common stock to John McNulty at a purchase price of $3.26 per share.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) (1) Financial Statements

     The consolidated financial statements of the registrant as set forth under Item 8 are filed as part of this Annual Report on Form 10-K.

     (2) Schedule II Valuation and Qualifying Accounts and Reserves

   (b) Reports on Form 8-K

     On August 8, 2000, SonicWALL filed a report on Form 8-K, which reported under Item 5 that our Board of Directors approved a two-for-one stock split, in the form of a stock dividend, which would result in the issuance on September 15, 2000 of one additional share of SonicWALL common stock for every share of common stock outstanding for stockholders of record as of the close of business on August 25, 2000.

     A current report on Form 8-K was filed with the Securities and Exchange Commission by SonicWALL on October 27, 2000 and November 27, 2000, as amended on January 26, 2001, to report the announcement of the signing of a definitive agreement to merge with Phobos Corporation.

   (c) Exhibits

    Number                               Description
    ------                               -----------
    2.1*     Agreement and Plan of Merger and Reorganization dated October 16,
             2000
    2.2*     Amendment to Agreement and Plan of Merger and Reorganization dated
             November 6, 2000
    3.1**    Registrant's Amended and Restated Articles of Incorporation.
    3.2**    Registrant's Restated Bylaws.
    4.1**    Registrant's specimen common stock certificate.
    4.2**    Investor Rights Agreement dated February 19, 1999 by and between
             Registrant and the investors named therein.
   10.1**    Registrant's 1994 Stock Option Plan.
   10.2**    Registrant's 1998 Stock Option Plan.
   10.3**    Registrant's 1999 Employee Stock Option Plan.
   10.4**    Form of Indemnity Agreement entered into by Registrant with each of its executive officers and directors.
   10.5**    Loan and Security Agreement dated May 26, 1995 between Registrant and Comerica Bank.
   10.6++**  OEM License Agreement dated January 27, 1999 between Registrant and Com21, Inc. Incorporated.
   10.7++**  OEM Purchase Agreement dated January 5, 1999 between Registrant and Ramp Networks.
   10.8++**  Distribution Agreement dated February 9, 1999 between Registrant and Tech Data Product Management, Inc.
   10.9++**  Distribution Agreement dated July 5, 1998 between Registrant and
             Sumitomo Metal Systems Development Co.
   10.10++** Distribution Agreement dated November 11, 1992 between Registrant and Ingram Micro, Inc.
   10.11**   Agreement of Sublease dated as of October 26, 1998 between
             Registrant and AMP Incorporated.
   10.12++** OEM Purchase and Development Agreement between 3COM Corporation and Registrant effective July 1, 1999.
   10.13**   Purchase Agreement dated September 28, 1999 between Registrant and
             Flash Electronics, Inc.
   10.14**   Lease dated September 27, 1999 by and between AMB Property, L.P.
             as Landlord and SonicWALL, Inc. as tenant.

     Number                            Description
     ------                            -----------
   10.15++*** Amendment Number Two to the OEM Purchase and Development
              Agreement between Registrant and 3Com Europe, Ltd. effective
              March 15, 2000.
   21.1       Subsidiaries

--------
* Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on November 27, 2000.
** Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-85997), which became effective on November 9, 1999.
*** Incorporated by reference to the Registrant's Quarterly Report on Form 10-
    Q (No. 000-27723), filed on May 15, 2000.
++ Confidential treatment has been requested for portions of this exhibit. The omitted material has been separately filed with the Securities and Exchange Commission.

   (d) Schedules

     Schedule I

     Schedule II--Valuation and Qualifying Accounts is filed on page 81 of this Report on Form 10-K.

   All financial statement schedules not listed are omitted because they are inapplicable or the requested information is shown in the financial statements of the registrant or in the related notes to the financial statements.

                                                                      SCHEDULE I
                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Board of Directors
of SonicWALL, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 19, 2001 appearing in the 2000 Annual Report to Shareholders of SonicWALL, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
San Jose, California
January 19, 2001

                                  Schedule II
                                SonicWALL, Inc.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                         Balance at       Charged to             Balance
                         Beginning         Cost and   Write-off  at End
                          of Year   Other  Expenses  of Accounts of Year
                         ---------- ----- ---------- ----------- -------
Year ended December 31,
 1998
Allowance for doubtful
 accounts                   $121     --     $  122      $ 50     $  193

Year ended December 31,
 1999
Allowance for doubtful
 accounts                    193     --        366        11        548

Year ended December 31,
 2000
Allowance for doubtful
 accounts                    548     173     1,194       144      1,771