Form 10-Q
period 2001-03-31
SONICWALL INC
filed 2001-05-15
CIK 1093885

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                            ______________________

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OR THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  _______ to _______

                     Commission file number:    000-27723

                            ______________________
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

                            ______________________

                                Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)

                   ----------------------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No ___
                                                 -

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          TITLE OF EACH CLASS                 OUTSTANDING AT MARCH 31, 2001
       Common Stock, no par value                   63,586,497 Shares

                               TABLE OF CONTENTS


PAGE
 3.       PART I.  FINANCIAL INFORMATION

 4.       ITEM 1.  Financial Statements
 8.       ITEM 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations
14.       ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

14.       PART II. OTHER INFORMATION

14.       ITEM 1.  Legal Proceedings
14.       ITEM 2.  Changes in Securities and Use of Proceeds
14.       ITEM 3.  Defaults Upon Senior Securities
14.       ITEM 4.  Submission of Matters to a Vote of Security Holders
14.       ITEM 5.  Other Information
15.       ITEM 6.  Exhibits and Reports on Form 8-K

16.       SIGNATURES

                         PART I.  FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000........................ 4

Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000...... 5

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000...... 6

Notes to Condensed Consolidated Financial Statements.................................................... 7

                                SONICWALL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                    March 31,      December 31,
                                                                                       2001            2000
                                                                                       ----            ----
                                                                                   (Unaudited)
                                   ASSETS
Current Assets:
     Cash and cash equivalents.............................................        $  107,394       $  140,287
     Short term investments................................................           110,787           79,257
     Accounts receivable, net..............................................            12,560           11,541
     Inventories...........................................................             2,906            2,509
     Deferred income taxes.................................................            18,188           19,171
     Prepaid expenses and other current assets.............................             3,146            2,192
                                                                                   ----------       ----------
        Total current assets...............................................           254,981          254,957
Property and equipment, net................................................             5,220            3,831
Goodwill, other intangibles, and other assets..............................           230,636          229,329
                                                                                   ----------       ----------
                                                                                   $  490,837       $  488,117
                                                                                   ==========       ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable......................................................        $    6,736       $    7,867
     Accrued compensation and related benefits.............................             3,082            4,561
     Other accrued liabilities.............................................             5,896            8,501
     Deferred revenue......................................................            10,280            8,812
     Income taxes payable..................................................             2,826            2,192
                                                                                   ----------       ----------
        Total current liabilities..........................................            28,820           31,933
Deferred tax liability.....................................................            20,775           20,426
                                                                                   ----------       ----------
        Total liabilities..................................................            49,595           52,359
                                                                                   ----------       ----------

Shareholders' Equity:
     Common stock..........................................................           442,495          432,383
     Deferred stock compensation...........................................            (3,606)          (4,522)
     Retained earnings.....................................................             2,353            7,897
                                                                                   ----------       ----------
        Total shareholders' equity.........................................           441,242          435,758
                                                                                   ----------       ----------
                                                                                   $  490,837       $  488,117
                                                                                   ==========       ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                SONICWALL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                                  Three Months Ended
                                                                                                        March 31,
                                                                                                  2001             2000
                                                                                                --------         --------
Revenue
     Product..............................................................................      $ 19,966         $ 12,047
     License and subscription.............................................................         4,608            1,360
                                                                                                --------         --------
          Total revenue...................................................................        24,574           13,407
                                                                                                --------         --------

Cost of Revenue
     Product, excluding amortization of stock-based compensation of $8 and $2.............         5,739            3,623
     License and subscription.............................................................           164               37
                                                                                                --------         --------
          Total cost of revenue...........................................................         5,903            3,660
                                                                                                --------         --------
Gross margin .............................................................................        18,671            9,747

Operating expenses
     Research and development, excluding amortization of stock-based
       compensation of $160 and $13.......................................................         5,394            1,985
     Sales and marketing, excluding amortization of stock-based compensation of
       $485 and $1,487....................................................................         6,722            2,602
     General and administrative, excluding amortization of stock-based
       compensation of $273 and $299......................................................         1,985              861
     Amortization of goodwill and intangibles.............................................        10,227                -
     Stock-based compensation.............................................................           926            1,801
                                                                                                --------         --------
          Total operating expenses........................................................        25,254            7,249
                                                                                                --------         --------
Income (loss) from operations.............................................................        (6,583)           2,498
Other income, net.........................................................................         3,010            1,209
                                                                                                --------         --------
Income (loss) before income taxes.........................................................        (3,573)           3,707
Provision for income taxes................................................................        (1,971)          (1,928)
                                                                                                --------         --------
Net income (loss).........................................................................      $ (5,544)        $  1,779
                                                                                                ========         ========
Net income (loss) per share
     Basic................................................................................      $  (0.09)        $   0.04
                                                                                                ========         ========
     Diluted..............................................................................      $  (0.09)        $   0.03
                                                                                                ========         ========
Shares used in computing net income (loss) per share
     Basic................................................................................        62,616           47,898
                                                                                                ========         ========
     Diluted..............................................................................        62,616           53,914
                                                                                                ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                SONICWALL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                               Three Months Ended March 31,
                                                                                                2001                   2000
                                                                                                ----                   ----
Cash flows from operating activities:
     Net income (loss).................................................................    $  (5,544)              $   1,779
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization...................................................       10,481                     245
       Provision for allowance for doubtful accounts...................................           19                      --
       Amortization of stock-based compensation........................................          621                   1,801
       Tax benefit from exercise of stock options......................................          709                      --
       Changes in operating assets and liabilities net of effects from purchase of Ignyte:
          Accounts receivable..........................................................         (747)                   (865)
          Inventories..................................................................         (366)                 (1,353)
          Deferred income taxes........................................................        1,649                      (2)
          Prepaid expenses and other current assets....................................         (937)                   (870)
          Other assets.................................................................          (29)                     --
          Accounts payable.............................................................       (2,508)                    833
          Accrued payroll and related benefits.........................................       (1,709)                    280
          Other accrued liabilities....................................................        2,507                     973
          Deferred revenue.............................................................        1,026                   1,755
          Income taxes payable.........................................................         (388)                    608
                                                                                           ---------               ---------
               Net cash provided by operating activities...............................        4,784                   5,184
                                                                                           ---------               ---------

Cash flows from investing activities:
     Purchase of property and equipment................................................         (408)                   (827)
     Purchase of short term investments................................................      (31,530)                (40,456)
     Payment of assumed liabilities....................................................       (6,797)                     --
     Acquisition of Ignyte, net of cash acquired.......................................           85                      --
                                                                                           ---------               ---------
               Net cash used in investing activities...................................      (38,650)                (41,283)
                                                                                           ---------               ---------

Cash flows from financing activities:
     Proceeds from exercise of stock options...........................................          973                     301
     Proceeds from issuance of common stock, net of issuance costs.....................           --                 166,494
                                                                                           ---------               ---------
               Net cash provided by financing activities...............................          973                 166,795
                                                                                           ---------               ---------

Net increase (decrease) in cash and cash equivalents...................................      (32,893)                130,696
Cash and cash equivalents at beginning of period.......................................      140,287                  62,589
                                                                                           ---------               ---------
Cash and cash equivalents at end of period.............................................    $ 107,394               $ 193,285
                                                                                           =========               =========

Supplemental disclosure of cash flow information:
     Cash paid for income taxes........................................................    $      --               $   1,320

Supplemental disclosure of noncash investing and financing activities:
     Deferred stock compensation.......................................................    $     293               $      --
     Income tax benefit from stock option exercises....................................    $     709               $      --
     Issuance of common stock in connection with the acquisition of Ignyte.............    $   8,975               $      --
     Additional goodwill recorded for Phobos acquisition...............................    $     800               $      --

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                SONICWALL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements have been prepared by SonicWALL, Inc. (the "Company"), are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000 and the risk factors as set forth in the Company's Form 10-K, including without limitation, risks relating to limited operating history, management of growth, maintaining profitability, dependence on new products, customer concentration, dependence on OEM orders, product pricing, risks associated with international sales and operations, dependence on components, product liability, dependence on contract manufacturer, management of acquisitions of products and technologies, protection of intellectual property, dependence on key personnel, rapid technological change, competition, government regulation affecting Internet security, concentration of stock ownership, possible volatility of stock price and effect of certain charter provisions. Any party interested in reviewing these publicly available documents should write to the Chief Financial Officer of the Company.


2.  CONSOLIDATION

     The condensed consolidated financial statements include those of the Company and its wholly-owned subsidiaries Sonic Systems International, Inc., a Delaware corporation, and SonicWALL B.V., a subsidiary in the Netherlands. Sonic Systems International, Inc. is intended to be a sales office, but to date has not had any significant transactions. All intercompany accounts and transactions have been eliminated.

     In November 2000, the Company acquired Phobos Corporation ("Phobos") in a transaction accounted for as a purchase.

     In March 2001, the Company acquired Ignyte Technology, Inc. ("Ignyte") in a transaction accounted for as a purchase. (see Note 5)


3.  NET INCOME (LOSS) PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:


                                                                                        Three Months Ended
                                                                                              March 31,
(In thousands, except per share amounts)                                                2001             2000
                                                                                      --------         --------
Numerator:
     Net income (loss)........................................................        $ (5,544)         $ 1,779
                                                                                      --------          -------

Denominator:
     Weighted average common shares outstanding............................            62,964            48,394
     Weighted average unvested common shares subject to
       repurchase..........................................................              (348)             (496)
                                                                                      -------           -------
     Denominator for basic calculation.....................................            62,616            47,898
     Common stock equivalents........................................                      --             6,016
                                                                                      -------           -------
     Denominator for diluted calculation...................................            62,616            53,914

Basic net income (loss) per share..........................................           $ (0.09)          $  0.04
                                                                                      =======           =======
Diluted net income (loss) per share........................................           $ (0.09)          $  0.03
                                                                                      =======           =======

     Common stock equivalents of 4,642,000 for the three month period ended March 31, 2001, consisting of options, were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

4.  INVENTORIES

     Inventories consist of the following:

(In thousands)                                                                         March31,         December 31,
                                                                                         2001               2000
                                                                                         ----               ----
Raw materials                                                                           $ 1,887            $ 1,421
Finished Goods                                                                            1,019              1,088
                                                                                        -------            -------
                                                                                        $ 2,906            $ 2,509
                                                                                        =======            =======

5.  ACQUISITION OF IGNYTE TECHNOLOGY, INC.

     On March 8, 2001, the Company announced its acquisition of Ignyte Technology, Inc. ("Ignyte") in a transaction accounted for as a purchase. Ignyte provides in-depth consulting, design and support for enterprise networking customers, as well as management of their Internet security needs. As of the acquisition date the Company recorded the fair value of Ignyte's assets and liabilities. The resulting goodwill and other intangibles are being amortized over the expected useful lives of three to six years. The total purchase price of $10.2 million was based upon the average fair value of the Company's common stock for five trading days surrounding the date the acquisition was announced. The purchase price consisted of 735,000 shares issued for common stock and options of Ignyte, $685,000 in cash consideration and $600,000 in closing costs.

     The condensed consolidated financial statements include the results of operations of Ignyte commencing on March 8, 2001.

6.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of Statement 133 did not have a material impact on the Company's consolidated financial statements.

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

     Our SonicWALL products are sold primarily through distributors who then resell our products to resellers and selected retail outlets. These resellers then sell our products to end-users. Two of our distributors, Ingram Micro, Inc. and Tech Data Corp., both of which are global computer equipment and accessory distributors, account for approximately 32% and 20% of our revenue, respectively.

     Our revenue consists of product sales and license and subscription revenue. License and subscription fees include virtual private networking ("VPN"), global management system, content filtering services, anti-virus and extended warranty contract fees. Product sales comprised approximately 87% of total revenue for the year ended December 31, 2000. Product revenue is generally recognized at the time of shipment if collectibility is probable and no significant obligations remain. Revenue from software products is recognized in accordance with SOP 97-
2. Specifically, revenue is generally recognized when delivery of the software has occurred, persuasive evidence of an arrangement exists, collectibility of the fee is probable and the fee is fixed and determinable. Revenue from extended warranty programs, premium technical assistance, and subscriptions to content filtering and anti-virus services is recognized ratably over the term of the contract or subscription. Ingram Micro, Inc.'s right to return or rotate its stock on-hand is unlimited, and therefore we recognize revenue for product sales to Ingram Micro, Inc. when it has sold the product to its customers. Ingram Micro, Inc. does not have the right to return non-defective products to us if a customer of Ingram Micro, Inc. returns such a product to Ingram Micro, Inc. For all other distributors, the value of stock that can be rotated is generally limited to 15% of the prior quarter's purchases. Co-op advertising rights provide a distributor the right to be reimbursed up to 3% of the prior quarter's sales for costs it has incurred associated with advertising our products. For all of our distributors, we provide an allowance for sales returns, price protection rights and reserves for warranty and co-op advertising costs at the time of revenue recognition. Price reductions which may result in price protection require the approval of our president, chief financial officer, and vice president of sales.

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

     On November 14, 2000, the Company acquired Phobos Corporation ("Phobos") for $216.5 million in a transaction accounted for as a purchase. Phobos designs, develops and sells scaleable Internet traffic management ("ITM") solutions for Internet service providers, application service providers, e-commerce companies and web hosting and enterprise network operations centers. Under the terms of the merger, 0.615 shares of the Company's common stock were exchanged for each share of outstanding Phobos common stock. In connection with the merger, the Company issued 9,906,000 shares of its common stock, and options and warrants to purchase 2,294,000 shares of its common stock. In addition, the Company paid $30 million in cash to the shareholders of Phobos based on their pro-rata ownership percentage in Phobos. The terms of the merger also provide for up to an additional $20 million in cash to be payable upon achievement of certain future quarterly revenue targets during 2001. The quarterly amounts, representing additional purchase consideration, will be recorded when payable as adjustments to goodwill.

     On March 8, 2001, the Company announced its acquisition of Ignyte Technology, Inc. ("Ignyte") in a transaction accounted for as a purchase. Ignyte provides in-depth consulting, design and support for enterprise networking customers, as well as management of their Internet security needs. As of the acquisition date the Company recorded the fair value of Ignyte's assets and liabilities. The resulting goodwill and other intangibles are being amortized over the expected useful lives of three to six years. The total purchase price of $10.2 million was based upon the average fair value of the Company's common stock for five trading days surrounding the date the acquisition was announced. The purchase price consisted of 735,000 shares issued for common stock and options of Ignyte, $685,000 in cash consideration and $600,000 in closing costs. The condensed consolidated financial statements include the results of operations of Ignyte commencing on March 8, 2001.

     In 1998, we recorded total deferred stock compensation of approximately $48,000 in connection with stock and stock options granted during 1998 at prices subsequently deemed to be below fair market value on the date of grant. Options granted are typically subject to a four-year vesting period. Restricted stock acquired through the exercise of unvested stock options is subject to our right to repurchase the unvested stock at the price paid, which right lapses over a four-year period. We are amortizing the deferred stock compensation over the vesting periods of the applicable options and the repurchase periods for the restricted stock. In 1999, we recorded approximately $6.1 million in additional deferred stock compensation for stock options granted in the year ended December 31, 1999, at prices subsequently deemed to be below fair market value on the date of grant. We amortized approximately $2.9 million of stock-based compensation for the year ended December 31, 1999, including amortization for granted options to certain consultants in exchange for services rendered. Additionally, in 1999, we granted options to purchase common stock to certain consultants in exchange for services rendered. These options are subject to variable plan accounting with fair value re-measurements at the end of each quarterly reporting period. In 2000, we recorded approximately $4.6 million in additional deferred stock compensation, of which $3.9 million related to the assumption of options in connection with the acquisition of Phobos, and amortized approximately $3.3 million of stock-based compensation for the year ended December 31, 2000.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data for the periods indicated as a percentage of total revenue:

                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                        2001             2000
                                                                                      --------         --------
Revenue
  Product....................................................................            81.2%            89.9%
  License and subscription...................................................            18.8             10.1
                                                                                       ------            -----
    Total revenue............................................................           100.0            100.0

Cost of revenue
  Product....................................................................            23.3             27.0
  License and subscription...................................................             0.7              0.3
                                                                                       ------            -----
    Total cost of revenue....................................................            24.0             27.3
                                                                                       ------            -----

Gross margin.................................................................            76.0             72.7

Operating expenses
  Research and development...................................................            22.0             14.8
  Sales and marketing........................................................            27.3             19.4
  General and administrative.................................................             8.1              6.4
  Amortization of Goodwill and Intangibles...................................            41.6               --
  Stock-based compensation...................................................             3.8             13.4
                                                                                       ------            -----
    Total operating expenses.................................................           102.8             54.0
                                                                                       ------            -----

Income (loss) from operations................................................           (26.8)            18.7

Other income, net............................................................            12.2              9.0
                                                                                       ------            -----

Income (loss) before income taxes............................................           (14.6)            27.7

Provision for income taxes...................................................            (8.0)           (14.4)
                                                                                       ------            -----
Net income (loss)............................................................          (22.6)%            13.3%
                                                                                       ======            =====

     Product Revenue - Revenue from sales of our products increased to $20.0 million in the three months ended March 31, 2001 from $12.0 million in the three months ended March 31, 2000. This increase was attributable to a higher volume of products shipped, expansion of our distribution channel, expansion of our product offerings to include the SonicWALL ProVX, SonicWALL XPRS and SonicWALLTelecommuter, shipments of products acquired from Phobos Corporation, and increasing demand in our target markets. The increase in shipping volume resulted primarily from increased market acceptance of the SonicWALL products over the corresponding period of the prior year.

     License and Subscription Revenue - Revenue from sales of our licenses and subscriptions increased to $4.6 million in the three months ended March 31, 2001 from $1.4 million in the three months ended March 31, 2000. This increase relates primarily to increased sales of our VPN and content filtering products and the introduction of our anti-virus subscription service in June 2000, and to a lesser extent relates to certain security consulting services performed during the first quarter of 2001.

     There can be no assurance that the Company's net sales will continue to increase in absolute dollars or at the rate at which they have grown in recent fiscal periods.

     Cost of Revenue; Gross Margin - Cost of revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, warranty costs and inventory provisions or write-downs are included in cost of revenue. Cost of revenue increased to $5.9 million in the three months ended March 31, 2001 from $3.7 million in the three months ended March 31, 2000. Gross margin increased from 72.7% for the three months ended March 31, 2000 to 76% for the three months ended March 31, 2001. This increase in gross margin was primarily attributable to the increase in sales of higher gross margin security appliance products. In addition, we experienced increased manufacturing efficiencies and lower overhead and component costs per unit, due to the economies of scale. Gross margin was also favorably impacted by growth in licenses and subscription revenues due to a larger installed base. Our gross margins are affected by fluctuations in manufacturing volumes, component costs and the mix of products sold.

     The Company's gross margin has been and will continue to be affected by a variety of factors, including competition; the mix and average selling prices of products; new product introductions and enhancements and the cost of components and manufacturing labor. We must manage each of these factors effectively for our gross margins to remain at current levels.

     Research and Development - Research and development expenses primarily consist of personnel costs related to engineering and technical support, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products. Research and development expenses increased by 172% from $2.0 million for the three months ended March 31, 2000 to $5.4 million for the three months ended March 31, 2001. These expenses represented 14.8% and 22.0%, respectively, of net sales for such periods and increased in absolute dollars primarily as a result of increased personnel costs, fees paid to outside consultants, increased facility expenses related to additional leased facilities, prototyping expenses associated with the development of new products and ongoing support of current and future product development and enhancement efforts. The Company believes that significant investments in research and development will be required to remain competitive and expects that such expenditures will continue to increase in absolute dollars.

       Sales and Marketing - Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, and costs related to customer support, travel, trade shows, promotional and advertising costs. Sales and marketing expenses increased 158% from $2.6 million for the three months ended March 31, 2000 to $6.7 million for the three months ended March 31, 2001. These expenses were 19.4% and 27.3% of net sales for such periods, respectively. The increase in absolute dollars was primarily related to the continued worldwide expansion of the Company's sales and marketing organization, including growth in the domestic and international sales force, increased commission and bonus expenses related to higher sales volumes and increased travel expenses.
Facility expenses, depreciation and amortization also increased over the corresponding period of the prior year due to additional facilities. The Company expects to continue to increase its sales and marketing expenses in an effort to expand domestic and international markets, introduce new products and establish and expand new distribution channels and OEM relationships.

     General and Administrative - General and administrative expenses were $2.0 million for the three months ended March 31, 2001, compared to $0.9 million for the three months ended March 31, 2000. These expenses represented 8.1% and 6.4% of total revenue for such periods, respectively. The increase in absolute dollars are primarily related to increased personnel costs, additional facilities expenses related to additional facilities and increased costs related to investor relations, shareholder matters and professional service fees. The Company believes that its general and administrative expenses will increase in absolute dollars as the Company continues to build its infrastructure.

     Amortization of Goodwill and Intangibles - Amortization of intangible represents the excess of the aggregate purchase price over the fair market value of the tangible and identifiable intangible assets acquired by us. Intangible assets as of March 31, 2001, including goodwill, existing workforce and technology, are being amortized over the estimated useful life of three to six year periods. We assess the recoverability of goodwill by determining whether the amortized asset over its useful life may be recovered through estimated useful cash flows. Amortization of goodwill and intangibles was $10.2 million for the three months ended March 31, 2001. This amount represents $10 million and $0.2 million relating to amortization of goodwill and intangibles associated with the acquisitions of Phobos and Ignyte, respectively.

     Stock-based Compensation - Amortization of stock-based compensation was $0.9 million and $1.8 million for the three months ended March 31, 2001 and 2000, respectively. This amortization mainly relates to deferred compensation of $4.6 million and $6.1 million, related to stock options granted in the year ended December 31, 2000 and 1999. The March 31, 2001 amount includes $0.2 million relating to deferred stock compensation associated with employee stock options issued in connection with the Ignyte acquisition. We are amortizing deferred stock compensation over the vesting periods of the applicable options.

     Other Income, net - Other income, net, consists primarily of interest income on the Company's cash, cash equivalents and short-term investments, and increased to $3.0 million for the three months ended March 31, 2001 from $1.2 million in the three months ended March 31, 2000. This increase can be attributed to a full quarter of interest in 2001 compared with one month in 2000 on the $166.5 million of net proceeds generated by our follow on offering.

     Provision for Income Taxes - The Company's effective tax rate for the first quarter of fiscal 2001 and 2000 were 32% and 35%, respectively; before the effect of amortization of deferred compensation, goodwill and intangibles, and in-process research and development, which are permanent, non-deductible book/tax differences. This effective rate reflects statutory federal and state tax rates net of the estimated realization of deferred tax assets. The lower tax rate in fiscal 2001 is a result of the implementation of a foreign sales corporation in February 2000 and tax benefits related to investments in tax exempt securities.

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

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 2001, the Company's cash, cash equivalents and short-term investments decreased by $1.4 million to $218.1 million. This decrease is mainly attributed to cash payments made on assumed liabilities from the recent mergers. The Company's working capital increased for the three months ended March 31, 2001 by $3.1 million to $226.1 million. For the three months ended March 31, 2001, the Company generated cash from operating activities totaling $5.6 million, principally related to income before non-cash items and increases in deferred revenue, other accrued liabilities, partially offset by increases in accounts payable and accrued payroll.

     The Company purchased $32 million of short-term investments and used $0.4 million to purchase property and equipment during the three months ended March 31, 2001. In addition, $7 million was used for the repayment of liabilities assumed upon the acquisition of Phobos. Net cash used in investing activities for the three months ended March 31, 2000, related to the purchase of approximately $40 million of short-term investments and $0.8 of property and equipment.

     Financing activities provided $1.0 million and $167 million for the three months ended March 31, 2001 and March 31, 2000, respectively. In March 2000, the Company successfully completed its follow-on offering of common stock which generated approximately $166.5 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of Statement 133 did not have a material impact on the Company's consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments. We do not use derivative financial instruments in our investment portfolio. As stated in our investment policy, we are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default and market risk. We mitigate default risk by investing in only investment-grade instruments. As of March 31, 2001, our cash, cash equivalents and short-term investments included money-market securities, corporate bonds, municipal bonds and commercial paper which are subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates change prior to maturity. Due to the short duration of our investment portfolio, an immediate 10 percent change in interest rates would be immaterial to the Company's financial condition or results of operations.

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

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   EXHIBITS

         None

   (b)   REPORTS ON FORM 8-K

         An amended current report on Form 8-K was filed with the Securities and Exchange Commission by SonicWALL on January 26, 2001, to report the announcement of the signing of a definitive agreement to merge with Phobos Corporation.

         A current report on Form 8-K was filed with the Securities and Exchange Commission by SonicWALL on April 30, 2001, to report SonicWALL's announcement of its financial results for the fiscal quarter ending March 31, 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California.

                                        SonicWALL, Inc.


                                                  /s/ MICHAEL J. SHERIDAN
                                             ---------------------------------
                                        By:          Michael J. Sheridan,
                                            Chief Operating Officer and Interim
                                                 Chief Financial Officer and
                                               Secretary (Principal Financial
                                                Officer, and Chief Accounting
                                                Officer and Authorized Signer)


Dated: May 15, 2001