Form 10-K/A
period 2000-12-31
SONICWALL INC
filed 2001-08-14
CIK 1093885

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ----------------

                                  Form 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____________________ to _____________________

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

   This Amendment to SonicWALL, Inc.'s annual report on Form 10-K for the year ended December 31, 2000 is being filed solely to correct a non-substantive filing transmission error. No substantive changes have been made to the Form 10-K filed on February 28, 2001.

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

   Our business has grown rapidly in the last year. As of December 31, 1999, we had 73 employees. As of January 31, 2001, we had 268 employees, an increase of approximately 267%. In addition, we have experienced expansion in our manufacturing and shipping requirements, our product line, our customer base and our end user installed base. This rapid expansion has placed significant strain on our administrative, operational and financial resources and has resulted in ever-increasing responsibilities for our management personnel. These changes have increased the complexity of managing SonicWALL, Inc. If we continue to experience significant growth, our current systems, management and resources will be inadequate, and our organization will need to grow rapidly in order to meet the demands placed on our business. If we cannot manage our growth effectively, our business prospects will be materially adversely affected.

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

   The following table summarizes option activity under the stock option plans:

                                              Options Outstanding
                                        --------------------------------
                                                                Weighted
                                                                Average
                            Available                Exercise   Exercise
                            for Grant     Shares       Price     Price
                            ----------  ----------  ----------- --------
   Balance at December 31,
    1997...................    903,224   4,989,760  $ 0.04-0.12  $ 0.05
   Authorized..............  4,000,000         --   $       --   $  --
   Granted................. (2,030,000)  2,030,000  $      0.06  $ 0.06
   Exercised...............        --   (4,269,760) $      0.04  $ 0.04
   Canceled................    422,648    (422,648) $ 0.04-0.12  $ 0.09
                            ----------  ----------  -----------  ------
   Balance at December 31,
    1998...................  3,295,872   2,327,352  $ 0.04-0.12  $ 0.06
   Authorized..............  4,716,648         --   $       --   $  --
   Granted................. (6,519,000)  6,519,000  $0.25-14.93  $ 2.79
   Exercised...............        --   (1,052,934) $ 0.04-0.75  $ 0.44
   Canceled................    205,002    (205,002) $ 0.06-4.50  $ 3.62
                            ----------  ----------  -----------  ------
   Balance at December 31,
    1999...................  1,698,522   7,588,416  $0.04-14.93  $ 2.25
   Authorized..............  6,015,650         --           --      --
   Granted................. (6,365,620)  6,365,620  $0.82-52.06  $17.52
   Exercised...............        --   (1,803,800) $0.38-18.00  $ 0.92
   Canceled................  1,003,670  (1,003,670) $0.63-52.06  $12.94
                            ----------  ----------  -----------  ------
   Balance at December 31,
    2000...................  2,352,222  11,146,566  $0.04-52.06  $10.22
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

                                                      Year Ended December 31,
                                                      -------------------------
                                                        1998     1999    2000
                                                      --------  ------- -------
   Net income (loss)
     As reported..................................... $ (1,461) $  158  $ 8,747
     Pro forma....................................... $ (1,469) $ (109) $   656
   Net income (loss) per share--basic:
     As reported..................................... $  (0.06) $ 0.00  $  0.16
     Pro forma....................................... $  (0.06) $ 0.00  $  0.01
   Net income (loss) per share--diluted:
     As reported..................................... $  (0.06) $ 0.00  $  0.14
     Pro forma....................................... $  (0.06) $ 0.00  $  0.01

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers, Directors and Key Employees

   The following table lists the executive officers, directors and key employees of SonicWALL as of December 31, 2000.

              Name             Age                           Position
              ----             ---                           --------
   Sreekanth Ravi............   34 Chairman of the Board, President and Chief Executive Officer
   Sudhakar Ravi.............   35 Chief Technical Officer, Director
   Michael J. Sheridan.......   36 Chief Operating Officer and Chief Financial Officer
   Ronald E. Heinz Jr........   42 Senior Vice President, Worldwide Sales, Director
   Raj Dhingra...............   39 Senior Vice President, Worldwide Marketing
   Zachary Abrams............   34 Vice President, Corporate and Business Development
   David A. Shrigley(2)......   52 Director
   Charles D. Kissner (1)....   53 Director
   Robert M. Williams(1)(2)..   45 Director

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

                           Summary Compensation Table

                                                        Long-Term
                                                       Compensation
                              Annual Compensation         Awards
                             ----------------------    ------------
                                                        Securities
                                   Salary   Bonus       Underlying    All Other
 Name and Principal Position Year   ($)      ($)       Options (#)  Compensation ($)
 --------------------------- ---- -------- --------    ------------ ----------------

Sreekanth Ravi..........     2000 $240,000 $234,000       100,000           --
 President and Chief         1999 $240,000 $224,983       800,000           --
 Executive Officer
                             1998 $240,000 $732,345            --       $13,846(1)

Sudhakar Ravi...........     2000 $240,000 $233,000       100,000           --
 Chief Technical Officer     1999 $240,000 $232,214       800,000           --
                             1998 $240,000 $816,871            --       $13,846(1)

Michael J. Sheridan
 (2)....................     2000 $202,677 $233,000       100,000           --
 Chief Financial
  Officer, and               1999 $150,000 $100,000       600,000           --
 Secretary                   1998      --       --            --            --

Steven R. Perricone.....     2000 $120,007 $573,317(3)     50,000           --
 Vice President, Sales       1999 $120,000 $246,089            --           --
                             1998 $ 78,231 $ 23,389     1,200,000       $ 1,538(1)

Zachary Abrams (4)......     2000 $100,963 $190,000       550,000           --
 Vice President,
  Corporate, and             1999      --       --            --            --
 Business Development        1998      --       --            --            --

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

                       Option Grants in Last Fiscal Year

                            Individual Grants
                         --------------------------
                         Number of     Percent of                        Potential Realizable Value at
                         Securities   Total Options                         Assumed Annual Rates of
                         Underlying    Granted to                         Stock Price Appreciation for
                          Options     Employees in  Exercise                     Option Term(4)
                          Granted        Fiscal       Price   Expiration ------------------------------
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

--------
* Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on November 27, 2000.
** Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-85997), which became effective on November 9, 1999.
*** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q
    (No. 000-27723), filed on May 15, 2000.
++ Confidential treatment has been requested for portions of this exhibit. The omitted material has been separately filed with the Securities and Exchange Commission.

   (d) Schedules

     Schedule I--Report of Independent Accountants on Financial Statement Schedule.

     Schedule II--Valuation and Qualifying Accounts.

   All financial statement schedules not listed are omitted because they are inapplicable or the requested information is shown in the financial statements of the registrant or in the related notes to the financial statements.

                                   SIGNATURES

   Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 28th day of February, 2001.

                                          SonicWALL, Inc.

                                          By:       /s/ Sreekanth Ravi
                                              _________________________________
                                                       Sreekanth Ravi
                                               President and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

             Signature                           Title                   Date
             ---------                           -----                   ----

       /s/ Sreekanth Ravi            Chairman of the Board,        February 28, 2001
____________________________________  President, and Chief
           Sreekanth Ravi             Executive Officer
                                      (Principal Executive
                                      Officer)

       /s/ Sudhakar Ravi             Director                      February 28, 2001
____________________________________
           Sudhakar Ravi

        /s/ Ronald Heinz             Director                      February 28, 2001
____________________________________
            Ronald Heinz

     /s/ David A. Shrigley           Director                      February 28, 2001
____________________________________
         David A. Shrigley

      /s/ Charles Kissner            Director                      February 28, 2001
____________________________________
          Charles Kissner

     /s/ Robert M. Williams          Director                      February 28, 2001
____________________________________
         Robert M. Williams

      /s/ Michael Sheridan           Chief Operating Officer and   February 28, 2001
____________________________________  Chief Financial Officer
          Michael Sheridan            (principal Financial and
                                      Accounting Officer)

       /s/ Cary Thompson             Director                      February 28, 2001
____________________________________
           Cary Thompson

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