Form 10-Q
period 2001-06-30
SONICWALL INC
filed 2001-08-14
CIK 1093885

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                _______________

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OR THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  __________   to __________

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


         TITLE OF EACH CLASS                      OUTSTANDING AT JUNE 30, 2001
     Common Stock, no par value                         64,963,053 Shares

                               TABLE OF CONTENTS

PAGE
 3.    PART I. FINANCIAL INFORMATION

 4.    ITEM 1.  Financial Statements
 9.    ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
14.    ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

14.    PART II. OTHER INFORMATION

14.    ITEM 1.  Legal Proceedings
14.    ITEM 2.  Changes in Securities and Use of Proceeds
14.    ITEM 3.  Defaults Upon Senior Securities
14.    ITEM 4.  Submission of Matters to a Vote of Security Holders
14.    ITEM 5.  Other Information
15.    ITEM 6.  Exhibits and Reports on Form 8-K

16.  SIGNATURES

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000..........................................  4

Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2001 and 2000.........  5

Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2001 and 2000...................  6

Notes to Condensed Consolidated Financial Statements.....................................................................  7

                                SONICWALL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                                                            June 30,     December 31,
                                                                                              2001           2000
                                                                                            --------       --------
                                                                                           (Unaudited)
                                    ASSETS
Current Assets:
  Cash and cash equivalents...............................................................   $ 89,734       $140,287
  Short term investments..................................................................    136,848         79,257
  Accounts receivable, net................................................................     14,581         11,541
  Inventories.............................................................................      3,450          2,509
  Deferred income taxes...................................................................     22,454         19,171
  Prepaid expenses and other current assets...............................................      3,159          2,192
                                                                                             --------       --------
    Total current assets..................................................................    270,226        254,957
Property and equipment, net...............................................................      5,784          3,831
Goodwill, other intangibles, and other assets.............................................    221,751        229,329
                                                                                             --------       --------
                                                                                             $497,761       $488,117
                                                                                             ========       ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable........................................................................   $  5,904       $  7,867
  Accrued compensation and related benefits...............................................      2,836          4,561
  Other accrued liabilities...............................................................      5,818          8,501
  Deferred revenue........................................................................     10,967          8,812
  Income taxes payable....................................................................      2,680          2,192
                                                                                             --------       --------
    Total current liabilities.............................................................     28,205         31,933
Deferred tax liability....................................................................     19,679         20,426
                                                                                             --------       --------
    Total liabilities.....................................................................     47,884         52,359
                                                                                             --------       --------

Shareholders' Equity:
  Common stock............................................................................    455,674        432,383
  Deferred stock compensation.............................................................     (2,795)        (4,522)
  Retained earnings (deficit).............................................................     (3,002)         7,897
                                                                                             --------       --------
    Total shareholders' equity............................................................    449,877        435,758
                                                                                             --------       --------
                                                                                             $497,761       $488,117
                                                                                             ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                SONICWALL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                                     Three Months Ended    Six Months Ended
                                                                                           June 30,            June 30,
                                                                                       2001       2000      2001       2000
                                                                                     -------    -------   --------    -------
Revenue
  Product.........................................................................   $21,098    $14,463   $ 41,064    $26,509
  License and service.............................................................     5,459      2,010     10,067      3,370
                                                                                     -------    -------   --------    -------
     Total revenue................................................................    26,557     16,473     51,131     29,879
                                                                                     -------    -------   --------    -------

Cost of Revenue
  Product, excluding amortization of stock-based compensation of $26, $2,
     $36 and $3, respectively.....................................................     6,036      4,005     11,775      7,628
  License and service.............................................................       368         56        532         93
                                                                                     -------    -------   --------    -------
     Total cost of revenue........................................................     6,404      4,061     12,307      7,721
                                                                                     -------    -------   --------    -------

Gross margin......................................................................    20,153     12,412     38,824     22,158

Operating expenses
  Research and development, excluding amortization of stock-based
   compensation of $140, $73, $300 and $87, respectively..........................     5,079      2,516     10,473      4,501
  Sales and marketing, excluding amortization of stock-based compensation of
   $569, $840, $1,053 and $2,327, respectively....................................     7,657      3,553     14,379      6,155
  General and administrative, excluding amortization of stock-based
   compensation of $191, $279, $463 and $578, respectively........................     2,307      1,206      4,292      2,067
  Amortization of goodwill and intangibles........................................    10,712         --     20,939         --
  Stock-based compensation........................................................       926      1,194      1,852      2,995
                                                                                     -------    -------   --------    -------
     Total operating expenses.....................................................    26,681      8,469     51,935     15,718
                                                                                     -------    -------   --------    -------

Income (loss) from operations.....................................................    (6,528)     3,943    (13,111)     6,440
Other income, net.................................................................     2,510      3,097      5,520      4,307
                                                                                     -------    -------   --------    -------
Income (loss) before income taxes.................................................    (4,018)     7,040     (7,591)    10,747
Provision for income taxes........................................................    (1,337)    (2,882)    (3,308)    (4,810)
                                                                                     -------    -------   --------    -------

Net income (loss).................................................................   $(5,355)   $ 4,158   $(10,899)   $ 5,937
                                                                                     =======    =======   ========    =======

Net income (loss) per share
     Basic........................................................................    $(0.08)     $0.08     $(0.17)     $0.12
                                                                                     =======    =======   ========    =======
     Diluted......................................................................    $(0.08)     $0.07     $(0.17)     $0.11
                                                                                     =======    =======   ========    =======

Shares used in computing net income (loss) per share..............................
     Basic........................................................................    63,867     51,236     63,244     49,578
                                                                                     =======    =======   ========    =======
     Diluted......................................................................    63,867     57,032     63,244     55,484
                                                                                     =======    =======   ========    =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                SONICWALL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                                       Six Months Ended June 30,
                                                                                                           2001          2000
                                                                                                         --------      --------

Cash flows from operating activities:
  Net income (loss).................................................................................      $(10,899)     $  5,937
  Adjustments to reconcile net income (loss) to net cash provided by
  Operating activities:
    Depreciation and amortization...................................................................        21,341           521
    Provision for allowance for doubtful accounts...................................................           350           239
    Amortization of stock-based compensation........................................................         1,852         2,995
    Tax benefit from exercise of stock options......................................................         1,418            --
    Changes in operating assets and liabilities net of effects of businesses acquired:..............
      Accounts receivable...........................................................................        (3,099)       (2,730)
      Inventories...................................................................................          (952)       (1,748)
      Deferred income taxes.........................................................................         2,193          (613)
      Prepaid expenses and other current assets.....................................................          (963)         (288)
      Other assets..................................................................................           (71)           --
      Accounts payable..............................................................................        (3,092)          233
      Accrued payroll and related benefits..........................................................        (1,378)        1,208
      Other accrued liabilities.....................................................................         2,177         1,688
      Deferred revenue..............................................................................         1,738         3,292
      Income taxes payable..........................................................................          (534)        4,098
                                                                                                          --------      --------

       Net cash provided by operating activities....................................................        10,081        14,832
                                                                                                          --------      --------

Cash flows from investing activities:
  Purchase of property and equipment................................................................        (1,604)       (1,434)
  Purchase of short term investments................................................................       (57,591)      (69,272)
  Acquisitions, net of cash acquired................................................................        (8,878)           --
                                                                                                          --------      --------

       Net cash used in investing activities........................................................       (68,073)      (70,706)
                                                                                                          --------      --------

Cash flows from financing activities:
  Proceeds from exercise of stock options and warrants..............................................         7,439           624
  Proceeds from issuance of common stock, net of issuance costs.....................................            --       166,494
  Payments of notes receivable from shareholders....................................................            --           300
                                                                                                          --------      --------

       Net cash provided by financing activities....................................................         7,439       167,418
                                                                                                          --------      --------

Net increase (decrease) in cash and cash equivalents................................................       (50,553)      111,544
Cash and cash equivalents at beginning of period....................................................       140,287        62,589
                                                                                                          --------      --------
Cash and cash equivalents at end of period..........................................................      $ 89,734      $174,133
                                                                                                          ========      ========

Supplemental disclosure of cash flow information:
  Cash paid for income taxes........................................................................      $     --      $  1,320

Supplemental disclosure of noncash investing and financing activities:
  Deferred stock compensation.......................................................................      $    516      $     --
  Income tax benefit from stock option exercises....................................................      $  7,309      $     --
  Common stock issued for acquired businesses.......................................................      $  9,311      $     --
  Additional goodwill recorded for acquired businesses..............................................      $  1,596      $     --

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                SONICWALL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements have been prepared by SonicWALL, Inc. (the "Company"), are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000 and the risk factors as set forth in the Company's Annual Report on Form 10-K, including without limitation, risks relating to limited operating history, management of growth, maintaining profitability, dependence on new products, customer concentration, dependence on OEM orders, product pricing, risks associated with international sales and operations, dependence on components, product liability, dependence on contract manufacturer, management of acquisitions of products and technologies, protection of intellectual property, dependence on key personnel, rapid technological change, competition, government regulation affecting Internet security, concentration of stock ownership, possible volatility of stock price and effect of certain charter provisions. These publicly available documents are available on the SEC's website at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference room in Washington, D.C., New York, NY and Chicago, IL. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.

2.  RECLASSIFICATIONS

     Certain reclassifications have been made to prior-period balances, none of which affected our financial position, results of operations and cash flows, to present the financial statements on a consistent basis.

3.  CONSOLIDATION

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

     In March 2001, the Company acquired Ignyte Technology, Inc. ("Ignyte") in a transaction accounted for as a purchase. (see Note 6)

4.  NET INCOME (LOSS) PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented:

                                                                                      Three Months Ended     Six Months Ended
                                                                                           June 30,              June 30,
(In thousands, except per share amounts)                                                2001      2000        2001      2000
                                                                                       -------   -------    --------   -------
Numerator:
  Net income (loss)................................................................    $(5,355)  $ 4,158    $(10,899)  $ 5,937
                                                                                       -------   -------    --------   -------
Denominator:
   Weighted average common shares outstanding......................................     64,177    51,696      63,573    50,056
   Weighted average unvested common shares subject to
     repurchase....................................................................       (310)     (460)       (329)     (478)
                                                                                       -------   -------    --------   -------
   Denominator for basic calculation...............................................     63,867    51,236      63,244    49,578
   Common stock equivalents........................................................         --     5,796          --     5,906
                                                                                       -------   -------    --------   -------

   Denominator for diluted calculation.............................................     63,867    57,032      63,244    55,484

Basic net income (loss) per share..................................................    $ (0.08)  $  0.08    $  (0.17)  $  0.12
                                                                                       =======   =======    ========   =======
Diluted net income (loss) per share................................................    $ (0.08)  $  0.07    $  (0.17)  $  0.11
                                                                                       =======   =======    ========   =======

     Common stock equivalents of 4,739,000 for the three month period ended June 30, 2001 and 4,690,000 for the six month period ended June 30, 2001, consisting of options, were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

5.  INVENTORIES

     Inventories consist of the following:

       (In thousands)                                 June 30,     December 31,
                                                        2001           2000
                                                       ------         ------
       Raw materials                                   $2,032         $1,421
       Finished Goods                                   1,418          1,088
                                                       ------         ------
                                                       $3,450         $2,509
                                                       ======         ======

6.  ACQUISITION OF IGNYTE TECHNOLOGY, INC.

     On March 8, 2001, the Company announced its acquisition of Ignyte Technology, Inc. ("Ignyte") in a transaction accounted for as a purchase. Ignyte provides in-depth consulting, design and support for enterprise networking customers, as well as management of their Internet security needs. As of the acquisition date, the Company recorded the fair value of Ignyte's assets and liabilities. The resulting goodwill and other intangibles are being amortized over the expected useful lives of three to six years. The total purchase price of $10.2 million was based upon the average fair value of the Company's common stock for five trading days surrounding the date the acquisition was announced. The purchase price consisted of 735,000 shares issued for common stock and options of Ignyte, $685,000 in cash consideration and $600,000 in closing costs.

     The condensed consolidated financial statements include the results of operations of Ignyte commencing on March 8, 2001.

7.  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (FAS 141), Business Combinations, and No. 142 (FAS 142), Goodwill and Other Intangible Assets. FAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principals Board
(APB) 16, Business Combinations. The provisions of FAS 141 are required to be adopted July 1, 2001. The most significant changes made by FAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain.

     FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and supercedes APB 17, Intangible Assets. The provisions of FAS 142 are required to be adopted as of January 1, 2002 for calendar year entities. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

     The Company will adopt FAS 141 effective July 1, 2001, which will result in the Company accounting for any business combination consummated on or after that date under the purchase method of accounting. The Company will also apply the non-amortization provisions of FAS 142 for any business combination consummated on or after July 1, 2001. The adoption of FAS 141 will not change the method of accounting used in previous business combinations.

     The Company will adopt FAS 142 effective January 1, 2002, which will result in the Company no longer amortizing its existing goodwill. At June 30, 2001 goodwill approximated $222 million and goodwill amortization approximated $10.7 million and $21 million for the three and six-months ended June 30, 2001, respectively. In addition, the Company will be required to measure goodwill for impairment effective January 1, 2002 as part of the transition provisions. FAS 142 requires goodwill to be allocated to reporting units and measured for impairment under a new two-step test. The Company is required to complete step 1 of the transition impairment test within 6 months of January 1, 2002 and step two no later than December 31, 2002. Any impairment resulting from this transition test will be recorded as of January 1, 2002 and will be recognized as the cumulative effect of a change in accounting principle. The Company will not be able to determine if an impairment will be required until completion of such impairment test.

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

     Our SonicWALL products are sold primarily through distributors who then resell our products to resellers and selected retail outlets. These resellers then sell our products to end-users. Two of our distributors, Ingram Micro, Inc. and Tech Data Corp., both of which are global computer equipment and accessory distributors, account for approximately 36% and 17% of our revenue, respectively.

     Our revenue consists of product sales and license and service revenue. License and service fees include virtual private networking ("VPN"), global management system, content filtering services, consulting, anti-virus, authentication services, vunerability assessment, and extended warranty contract fees. Product sales comprised approximately 87% of total revenue for the year ended December 31, 2000. Product revenue is generally recognized at the time of shipment if collectibility is probable and no significant obligations remain. Revenue from software products is recognized in accordance with SOP 97- 2. Specifically, revenue is generally recognized when delivery of the software has occurred, persuasive evidence of an arrangement exists, collectibility of the fee is probable and the fee is fixed and determinable. Revenue from extended warranty programs, premium technical assistance, and subscriptions to content filtering and other services is recognized ratably over the term of the contract or subscription. Ingram Micro, Inc.'s right to return or rotate its stock on-hand is unlimited, and therefore we recognize revenue for product sales to Ingram Micro, Inc. when it has sold the product to its customers. Ingram Micro, Inc. does not have the right to return non-defective products to us if a customer of Ingram Micro, Inc. returns such a product to Ingram Micro, Inc. For all other distributors, the value of stock that can be rotated is generally limited to 15% of the prior quarter's purchases. Co-op advertising rights provide a distributor the right to be reimbursed up to 3% of the prior quarter's sales for costs it has incurred associated with advertising our products. For all of our distributors, we provide an allowance for sales returns, price protection rights and reserves for warranty and co-op advertising costs at the time of revenue recognition. Price reductions which may result in price protection require the approval of our president, chief financial officer, and vice president of sales.

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

     On March 8, 2001, the Company announced its acquisition of Ignyte Technology, Inc. ("Ignyte") in a transaction accounted for as a purchase. Ignyte provides in-depth consulting, design and support for enterprise networking customers, as well as management of their Internet security needs. As of the acquisition date, the Company recorded the fair value of Ignyte's assets and liabilities. The resulting goodwill and other intangibles are being amortized over the expected useful lives of three to six years. The total purchase price of $10.2 million was based upon the average fair value of the Company's common stock for five trading days surrounding the date the acquisition was announced. The purchase price consisted of 735,000 shares issued for common stock and options of Ignyte, $685,000 in cash consideration and $600,000 in closing costs. The condensed consolidated financial statements include the results of operations of Ignyte commencing on March 8, 2001.

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

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data for the periods indicated as a percentage of total revenue:

                                                                                       Three Months Ended    Six Months Ended
                                                                                            June 30,             June 30,
                                                                                          2001      2000       2001     2000
                                                                                          ----      ----       ----     ----
Revenue
 Product...........................................................................       79.4%     87.8%      80.3%    88.7%
 License and service...............................................................       20.6      12.2       19.7     11.3
                                                                                        ------     -----     ------    -----
  Total revenue....................................................................      100.0     100.0      100.0    100.0
                                                                                        ------     -----     ------    -----

Cost of revenue
 Product...........................................................................       22.7      24.3       23.0     25.5
 License and service...............................................................        1.4       0.4        1.0      0.3
                                                                                        ------     -----     ------    -----
  Total cost of revenue............................................................       24.1      24.7       24.0     25.8
                                                                                        ------     -----     ------    -----

Gross margin.......................................................................       75.9      75.3       76.0     74.2

Operating expenses
 Research and development..........................................................       19.1      15.3       20.5     15.1
 Sales and marketing...............................................................       28.8      21.6       28.1     20.6
 General and administrative........................................................        8.7       7.3        8.4      6.9
 Amortization of Goodwill and Intangibles..........................................       40.4        --       41.0       --
 Stock-based compensation..........................................................        3.5       7.2        3.6     10.0
                                                                                        ------     -----     ------    -----
  Total operating expenses.........................................................      100.5      51.4      101.6     52.6
                                                                                        ------     -----     ------    -----

Income (loss) from operations......................................................      (24.6)     23.9      (25.6)    21.6

Other income, net..................................................................        9.5      18.8       10.8     14.4
                                                                                        ------     -----     ------    -----

Income (loss) before income taxes..................................................      15.1)      42.7     (14.8)     36.0
Provision for income taxes.........................................................      (5.0)     (17.5)     (6.5)    (16.1)
                                                                                        ------     -----     ------    -----
Net income (loss)..................................................................     (20.1)%     25.2%    (21.3)%    19.9%
                                                                                        ======     =====     ======    =====

     Product Revenue - Revenue from sales of our products increased to $21.1 million in the three months ended June 30, 2001 from $14.5 million in the three months ended June 30, 2000. Revenue from sales of our products increased to $41.1 million in the six months ended June 30, 2001 from $26.5 million in the six months ended June 30, 2000. Net product revenue growth was across all geographies, products and markets. This increase was primarily attributable to a higher volume of units shipped, as compared to the corresponding period of the prior fiscal year. Factors impacting unit and revenue growth include:

          . Introduction of our new products including the SonicWALL ProVX, SonicWALL Telecommuter, and the GX series of gigabit performance access security appliances;

          . Shipments of products acquired from Phobos Corporation, which includes the SSL appliance, the scalable SSL-R3 and SSL-R6 transaction security appliances;

          . Expansion of our world wide sales and marketing organization to 143 as of June 30, 2001 from 56 as of June 30, 2000;

          .    Expansion of our distribution channel; and

          . Increased sales through our new OEM partner, Cisco Systems, for our SLL products.

     License and Service Revenue - Revenue from sales of our licenses and services increased to $5.5 million in the three months ended June 30, 2001 from $2.0 million in the three months ended June 30, 2000. Revenue from sales of our licenses and services increased to $10.1 million in the six months ended June 30, 2001 from $3.4 million in the six months ended June 30, 2000. Factors impacting license and service revenue growth include:

          . Introduction of new subscription and upgrade products: High Availability, Authentication Services and Vunerability Scanning;

          . Increased worldwide demand for our VPN and content filtering products;

          . Increased sales from our anti-virus subscription service and SonicWALL Global Management System (SGMS) software product which were introduced in June 2000;

          . Increased consulting service revenue provided by our Professional Services group, which is comprised primarily of former Ignyte employees; and

          . Higher software subscription and service revenues to support a growing installed base.

     There can be no assurance that the Company's net sales will continue to increase in absolute dollars or at the rate at which they have grown in recent fiscal periods.

     Cost of Revenue; Gross Margin - Cost of revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, warranty costs and inventory provisions or write-downs are included in cost of revenue. Cost of revenue increased to $6.4 million in the three months ended June 30, 2001 from $4.1 million in the three months ended June 30, 2000. Cost of revenue increased to $12.3 million in the six months ended June 30, 2001 from $7.7 million in the six months ended June 30, 2000. Gross margin increased from 75.3% for the three months ended June 30, 2000 to 75.9% for the three months ended June 30, 2001. Gross margin increased from 74.2% for the six months ended June 30, 2000 to 76% for the six months ended June 30, 2001. This increase in gross margin was primarily attributable to the increase in sales of higher gross margin security appliance products. In addition, we experienced increased manufacturing efficiencies and lower overhead and component costs per unit, due to the economies of scale. Gross margin was also favorably impacted by growth in licenses and subscription revenues due to a larger installed base. Our gross margins are affected by fluctuations in manufacturing volumes, component costs and the mix of products sold.

     The Company's gross margin has been and will continue to be affected by a variety of factors, including competition; the mix and average selling prices of products; new product introductions and enhancements and the cost of components and manufacturing labor. We must manage each of these factors effectively for our gross margins to remain at current levels.

     Research and Development - Research and development expenses primarily consist of personnel costs related to engineering and technical support, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products. Research and development expenses increased by 102% from $2.5 million for the three months ended June 30, 2000 to $5.1 million for the three months ended June 30, 2001. These expenses represented 15.3% and 19.1%, respectively, of net sales for such periods. Research and development expenses increased by 133% from $4.5 million for the six months ended June 30, 2000 to $10.5 million for the six months ended June 30, 2001. These expenses represented 15.1% and 20.5%, respectively, of net sales for such periods and increased in absolute dollars primarily as a result of increased personnel costs, fees paid to outside consultants, increased facility expenses related to additional leased facilities, prototyping expenses associated with the development of new products and ongoing support of current and future product development and enhancement efforts. The Company believes that significant investments in research and development will be required to remain competitive and expects that such expenditures will continue to increase in absolute dollars.

     Sales and Marketing - Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, and costs related to customer support, travel, trade shows, promotional and advertising costs. Sales and marketing expenses increased 116% from $3.6 million for the three months ended June 30, 2000 to $7.7 million for the three months ended June 30, 2001. These expenses were 21.6% and 28.8% of net sales for such periods, respectively. Sales and marketing expenses increased 134% from $6.2 million for the six months ended June 30, 2000 to $14.4 million for the six months ended June 30, 2001.These expenses were 20.6% and 28.1% of net sales for such periods, respectively. The increase in absolute dollars was primarily related to the continued worldwide expansion of the Company's sales and marketing organization, including growth in the domestic and international sales force, increased commission and bonus expenses related to higher sales volumes and increased travel expenses. Facility expenses, depreciation and amortization also increased over the corresponding period of the prior year due to additional leased facilities. The Company expects to continue to increase its sales and marketing expenses in an effort to expand domestic and international markets, introduce new products and establish and expand new distribution channels and OEM relationships.

     General and Administrative - General and administrative expenses were $2.3 million for the three months ended June 30, 2001, compared to $1.2 million for the three months ended June 30, 2000. These expenses represented 8.7% and 7.3% of total revenue for such periods, respectively. General and administrative expenses were $4.3 million for the six months ended June 30, 2001, compared to $2.1 million for the six months ended June 30, 2000. These expenses represented 8.4% and 6.9% of total revenue for such periods, respectively. The increase in absolute dollars are primarily related to increased personnel costs, additional facilities expenses related to additional facilities and increased costs related to investor relations, shareholder matters and professional service fees. The Company believes that its general and administrative expenses will increase in absolute dollars as the Company continues to build its infrastructure.

     Amortization of Goodwill and Intangibles - Amortization of intangible represents the excess of the aggregate purchase price over the fair market value of the tangible and identifiable intangible assets acquired by us. Intangible assets as of June 30, 2001, including goodwill, existing workforce and technology, are being amortized over the estimated useful life of three to six year periods. We assess the recoverability of goodwill by determining whether the amortized asset over its useful life may be recovered through estimated useful cash flows. Amortization of goodwill and intangibles was $10.7 million for the three month period ended June 30, 2001. This amount represents $10.1 million and $0.6 million relating to amortization of goodwill and intangibles associated with the acquisition of Phobos and Ignyte, respectively. Amortization of goodwill and intangibles was $21 million for the six month period ended June 30, 2001. This amount represents $20.2 million and $0.8 million relating to amortization of goodwill and intangibles associated with the acquisitions of Phobos and Ignyte, respectively.

     Stock-based Compensation - Amortization of stock-based compensation was $0.9 million and $1.2 million for the three months ended June 30, 2001 and 2000, respectively. Amortization of stock-based compensation was $1.9 million and $3.0 million for the six months ended June 30, 2001 and 2000, respectively. This amortization mainly relates to recognition of stock compensation of unvested options assumed in the Phobos and Ignyte acquisitions, and deferred compensation recognized on stock options granted in the years ended December 31, 2000 and 1999. We are amortizing deferred stock compensation over the vesting periods of the applicable options.

     Other Income, net - Other income, net, consists primarily of interest income on the Company's cash, cash equivalents and short-term investments, and was $2.5 million for the three months ended June 30, 2001 compared to $3.1 million for the three months ended June 30, 2000. The fluctuations in the short-term interest rates directly influence the interest income recognized by the Company. Interest rates for the three month period ended June 30, 2001 decreased over the corresponding period of the prior fiscal year, resulting in lower interest income. Other income, net, was $5.5 million for the six months ended June 30, 2001 compared to $4.3 million for the six months ended June 30, 2001. This increase can be attributed to a full six months of interest in

2001 compared with one month in 2000 on the $166.5 million of net proceeds generated by our follow on offering.

     Provision for Income Taxes - The Company's effective tax rate for the first six months of fiscal 2001 and 2000 were 32% and 35%, respectively; before the effect of amortization of deferred compensation, goodwill and intangibles, and in-process research and development, which are permanent, non-deductible book/tax differences. This effective rate reflects statutory federal and state tax rates net of the estimated realization of deferred tax assets. The lower tax rate in fiscal 2001 is a result of the implementation of a foreign sales corporation in February 2000 and tax benefits related to investments in tax-exempt securities.

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

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 2001, the Company's cash, cash equivalents and short-term investments increased by $7.0 million to $227 million. The Company's working capital increased for the six months ended June 30, 2001 by $19 million to $242 million. For the six months ended June 30, 2001, the Company generated cash from operating activities totaling $10.1 million, principally related to income before non-cash items and increases in deferred revenue, other accrued liabilities, partially offset by increases in accounts receivable and decreases in accounts payable and accrued payroll.

     The Company purchased $57.6 million of short-term investments and used $1.6 million to purchase property and equipment during the six months ended June 30, 2001. In addition, $9 million was used for the repayment of liabilities assumed upon the acquisitions of Phobos and Igntye. Net cash used in investing activities for the six months ended June 30, 2000, related to the purchase of approximately $69.3 million of short-term investments and $1.4 of property and equipment.

     Financing activities provided $7.4 million and $167 million for the six months ended June 30, 2001 and June 30, 2000, respectively. The increase in cash provided by sales of common stock for the six-month period ended June 30, 2001, compared to the corresponding period of the prior fiscal year, was due to an increased quantity of stock options exercised at a higher average exercise price. In March 2000, the Company successfully completed its follow-on offering of common stock which generated approximately $166.5 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses.

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (FAS 141), Business Combinations, and No. 142 (FAS 142), Goodwill and Other Intangible Assets. FAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principals Board
(APB) 16, Business Combinations. The provisions of FAS 141 are required to be adopted July 1, 2001. The most significant changes made by FAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain.

     FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and supercedes APB 17, Intangible Assets. The provisions of FAS 142 are required to be adopted as of January 1, 2002 for calendar year entities. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

     The Company will adopt FAS 141 effective July 1, 2001, which will result in the Company accounting for any business combination consummated on or after that date under the purchase method of accounting. The Company will also apply the non-amortization provisions of FAS 142 for any business combination consummated on or after July 1, 2001. The adoption of FAS 141 will not change the method of accounting used in previous business combinations.

The Company will adopt FAS 142 effective January 1, 2002, which will result in the Company no longer amortizing its existing goodwill. At June 30, 2001 goodwill approximated $222 million and goodwill amortization approximated $10.7 million and $21 million for the three and six-months ended June 30, 2001, respectively. In addition, the Company will be required to measure goodwill for impairment effective January 1, 2002 as part of the transition provisions. FAS 142 requires goodwill to be allocated to reporting units and measured for impairment under a new two-step test. The Company is required to complete step 1 of the transition impairment test within 6 months of January 1, 2002 and step two no later than December 31, 2002. Any impairment resulting from this transition test will be recorded as of January 1, 2002 and will be recognized as the cumulative effect of a change in accounting principle. The Company will not be able to determine if an impairment will be required until completion of such impairment test.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments. We do not use derivative financial instruments in our investment portfolio. As stated in our investment policy, we are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default and market risk. We mitigate default risk by investing in only investment-grade instruments. As of June 30, 2001, our cash, cash equivalents and short-term investments included money-market securities, corporate bonds, municipal bonds and commercial paper which are subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates change prior to maturity. Due to the short duration of our investment portfolio, an immediate 10 percent change in interest rates would be immaterial to the Company's financial condition or results of operations.

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


                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    SonicWALL is not aware of any pending legal proceedings against it that, individually or in the aggregate, would have a material adverse effect on its business, results of operations or financial condition. SonicWALL may in the future be party to litigation arising in the course of its business. These claims, even if not meritorious, could results in the expenditure of significant financial and managerial resources.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.  OTHER INFORMATION

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

      None

  (b) REPORTS ON FORM 8-K

      A current report on Form 8-K was filed with the Securities and Exchange Commission by SonicWALL on April 30, 2001, to announce its financial results for the fiscal quarter ending March 31, 2001.

      A current report on Form 8-K was filed with the Securities and Exchange Commission by SonicWALL on June 6, 2001, to announce the signing of an Original Equipment Manufacturer agreement with Cisco Systems, Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California.

                                SonicWALL, Inc.

                                        /s/ MICHAEL J. SHERIDAN
                                        -----------------------
                                By:        Michael J. Sheridan,
                                    Chief Operating Officer and Interim
                                        Chief Financial Officer and
                                      Secretary (Principal Financial
                                       Officer, and Chief Accounting
                                       Officer and Authorized Signer)

Dated: August 14, 2001