Form 10-Q
period 2001-09-30
SONICWALL INC
filed 2001-11-14
CIK 1093885

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ----------------

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                ----------------

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

      TITLE OF EACH CLASS                  OUTSTANDING AT SEPTEMBER 30, 2001
  Common Stock, no par value                       65,959,693 Shares

                                TABLE OF CONTENTS

 PAGE
   3.    PART I. FINANCIAL INFORMATION

   4.    ITEM 1.   Financial Statements
  10.    ITEM 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
  16.    ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

  16.    PART II. OTHER INFORMATION

  16.    ITEM 1.   Legal Proceedings
  16.    ITEM 2.   Changes in Securities and Use of Proceeds
  16.    ITEM 3.   Defaults Upon Senior Securities
  17.    ITEM 4.   Submission of Matters to a Vote of Security Holders
  17.    ITEM 5.   Other Information
  17.    ITEM 6.   Exhibits and Reports on Form 8-K

  18.    SIGNATURES

  19.    EXHIBITS

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000 ......................   4

Condensed Consolidated Statements of Operations for the three and nine-month periods ended
  September 30, 2001 and 2000 .............................................................................   5

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended
  September 30, 2001 and 2000 .............................................................................   6

Notes to Condensed Consolidated Financial Statements ......................................................   7

                                 SONICWALL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                        September 30,   December 31,
                                                                                            2001           2000
                                                                                            ----           ----
                                                                                         (Unaudited)
                                          ASSETS
Current Assets:
   Cash and cash equivalents .....................................................       $  77,147      $ 140,287
   Short term investments ........................................................         156,429         79,257
   Accounts receivable, net ......................................................          15,119         11,541
   Inventories ...................................................................           5,295          2,509
   Deferred income taxes .........................................................          20,560         19,171
   Prepaid expenses and other current assets .....................................           3,519          2,192
                                                                                         ---------      ---------
      Total current assets .......................................................         278,069        254,957
   Property and equipment, net ...................................................           6,568          3,831
   Goodwill, other intangibles, and other assets .................................         223,775        229,329
                                                                                         ---------      ---------
                                                                                         $ 508,412      $ 488,117
                                                                                         =========      =========
                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ..............................................................       $   6,438      $   7,867
   Accrued compensation and related benefits .....................................           3,623          4,561
   Other accrued liabilities .....................................................           9,846          8,501
   Deferred revenue ..............................................................          12,684          8,812
   Income taxes payable ..........................................................           1,850          2,192
                                                                                         ---------      ---------
      Total current liabilities ..................................................          34,441         31,933
   Deferred tax liability ........................................................          18,588         20,426
                                                                                         ---------      ---------
      Total liabilities ..........................................................          53,029         52,359
                                                                                         ---------      ---------

Shareholders' Equity:
   Common stock ..................................................................         465,246        432,383
   Deferred stock compensation ...................................................          (2,143)        (4,522)
   Accumulated other comprehensive income ........................................             486             --
   Retained earnings (deficit) ...................................................          (8,206)         7,897
                                                                                         ---------      ---------
      Total shareholders' equity .................................................         455,383        435,758
                                                                                         ---------      ---------
                                                                                         $ 508,412      $ 488,117
                                                                                         =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 SONICWALL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                   Three Months Ended         Nine Months Ended
                                                                                      September 30,              September 30,
                                                                                    2001         2000         2001         2000
                                                                                    ----         ----         ----         ----
Revenue:
   Product ...................................................................  $   21,362   $   15,798    $   62,426  $   42,308
   License and service .......................................................       6,399        2,607        16,466       5,977
                                                                                ----------   ----------    ----------  ----------
      Total revenue ..........................................................      27,761       18,405        78,892      48,285
                                                                                ----------   ----------    ----------  ----------

Cost of revenue:
   Product, excluding amortization of stock-based compensation
     of $10, $1, $46 and $5, respectively ....................................       6,081        4,259        17,856      11,887
   License and service .......................................................         423           78           955         171
                                                                                ----------   ----------    ----------  ----------

      Total cost of revenue ..................................................       6,504        4,337        18,811      12,058
                                                                                ----------   ----------    ----------  ----------

Gross margin .................................................................      21,257       14,068        60,081      36,227
                                                                                ----------   ----------    ----------  ----------

Operating expenses:
   Research and development, excluding amortization of stock-based
     compensation of $252, $72, $552 and $158, respectively ..................       5,103        2,533        15,576       7,035
   Sales and marketing, excluding amortization of stock-based
     compensation of $291, $105, $1,344 and $2,433, respectively .............       7,973        3,816        22,352       9,972
   General and administrative, excluding amortization of stock-based
     compensation of $75, $152, $538 and $729, respectively ..................       2,472        1,414         6,764       3,480
   Amortization of goodwill and intangibles ..................................      10,919           --        31,858          --
   Stock-based compensation ..................................................         628          330         2,480       3,325
                                                                                ----------   ----------    ----------  ----------
      Total operating expenses ...............................................      27,095        8,093        79,030      23,812
                                                                                ----------   ----------    ----------  ----------

Income (loss) from operations ................................................      (5,838)       5,975       (18,949)     12,415
Other income, net ............................................................       2,072        2,897         7,592       7,204
                                                                                ----------   ----------    ----------  ----------
Income (loss) before income taxes ............................................      (3,766)       8,872       (11,357)     19,619
Provision for income taxes ...................................................      (1,438)      (3,129)       (4,746)     (7,939)
                                                                                ----------   ----------    ----------  ----------

Net income (loss) ............................................................  $   (5,204)  $    5,743    $  (16,103) $   11,680
                                                                                ==========   ==========    ==========  ==========

Net income (loss) per share:
      Basic ..................................................................  $    (0.08)  $     0.11    $    (0.25) $     0.23
                                                                                ==========   ==========    ==========  ==========
      Diluted ................................................................  $    (0.08)  $     0.10    $    (0.25) $     0.21
                                                                                ==========   ==========    ==========  ==========

Shares used in computing net income (loss) per share:
      Basic ..................................................................      65,232       51,886        63,851      50,356
                                                                                ==========   ==========    ==========  ==========
      Diluted ................................................................      65,232       57,683        63,851      56,226
                                                                                ==========   ==========    ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 SONICWALL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                              Nine Months Ended
                                                                                                                September 30,
                                                                                                              2001         2000
                                                                                                              ----         ----
Cash flows from operating activities:
   Net income (loss) .................................................................................    $  (16,103)  $   11,680
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization ..................................................................        32,778          827
      Provision for doubtful accounts ................................................................           609          612
      Amortization of stock-based compensation .......................................................         2,480        3,325
      Tax benefit from exercise of stock options .....................................................         1,597           --
      Changes in operating assets and liabilities, net of effects of businesses acquired:
         Accounts receivable .........................................................................        (4,436)      (4,959)
         Inventories .................................................................................        (1,184)        (742)
         Deferred income taxes .......................................................................         3,528          143
         Prepaid expenses and other current assets ...................................................        (1,022)      (1,272)
         Other assets ................................................................................          (246)          --
         Accounts payable ............................................................................        (4,263)         597
         Accrued payroll and related benefits ........................................................          (941)       3,061
         Other accrued liabilities ...................................................................         1,751        1,485
         Deferred revenue ............................................................................         2,713        3,943
         Income taxes payable ........................................................................          (534)       6,474
                                                                                                         -----------  -----------

         Net cash provided by operating activities ...................................................        16,727       25,174
                                                                                                         -----------  -----------

Cash flows from investing activities:
   Purchase of property and equipment ................................................................        (2,871)      (2,303)
   Purchase of short term investments ................................................................       (76,686)     (94,444)
   Acquisitions, net of cash acquired ................................................................       (11,966)          --
                                                                                                         -----------  -----------

         Net cash used in investing activities .......................................................       (91,523)     (96,747)
                                                                                                         -----------  -----------

Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants ..............................................        11,656        1,595
   Proceeds from issuance of common stock, net of issuance costs .....................................            --      166,553
   Payments of notes receivable from shareholders ....................................................            --          300
                                                                                                         -----------  -----------

         Net cash provided by financing activities ...................................................        11,656      168,448
                                                                                                         -----------  -----------

Net increase (decrease) in cash and cash equivalents .................................................       (63,140)      96,875
Cash and cash equivalents at beginning of period .....................................................       140,287       62,589
                                                                                                         -----------  -----------
Cash and cash equivalents at end of period ...........................................................    $   77,147   $  159,464
                                                                                                         ===========  ===========

Supplemental disclosure of cash flow information:
     Cash paid for income taxes ......................................................................    $       --   $    1,320

Supplemental disclosure of non-cash investing and financing activities:
     Deferred stock compensation .....................................................................    $      710   $       --
     Income tax benefit from stock option exercises ..................................................    $    8,872   $       --
     Common stock issued for acquired businesses .....................................................    $   13,296   $       --
     Additional goodwill recorded for acquired businesses ............................................    $    3,604   $       --
     Unrealized gain on short-term investments .......................................................    $      486   $       --

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 SONICWALL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying condensed consolidated financial statements have been prepared by SonicWALL, Inc. (the "Company"), are unaudited and reflect all adjustments which are normal recurring and, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000 and the risk factors as set forth in the Company's Annual Report on Form 10-K, including without limitation, risks relating to limited operating history, management of growth, maintaining profitability, dependence on new products, customer concentration, dependence on OEM orders, product pricing, risks associated with international sales and operations, dependence on components, product liability, dependence on contract manufacturer, management of acquisitions of products and technologies, protection of intellectual property, dependence on key personnel, rapid technological change, competition, government regulation affecting Internet security, concentration of stock ownership, possible volatility of stock price and effect of certain charter provisions. These publicly available documents are available on the SEC's website at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference room in Washington, D.C., New York, NY and Chicago, IL. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.

2.    RECLASSIFICATIONS

      Certain reclassifications have been made to prior-period balances to present the financial statements on a consistent basis with current year presentation.

3.    CONSOLIDATION

      The condensed consolidated financial statements include those of the Company and its wholly-owned subsidiaries Sonic Systems International, Inc., a Delaware corporation, SonicWALL Switzerland, SonicWALL Norway and SonicWALL B.V., a subsidiary in the Netherlands. Sonic Systems International, Inc. is intended to be a sales office, but to date has not had any significant transactions. All intercompany accounts and transactions have been eliminated.

      In November 2000, the Company acquired Phobos Corporation ("Phobos") in a transaction accounted for as a purchase.

      In March 2001, the Company acquired Ignyte Technology, Inc. ("Ignyte") in a transaction accounted for as a purchase. (See Note 7)

4.     NET INCOME (LOSS) PER SHARE

      The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented:


                                                                                    Three Months Ended        Nine Months Ended
                                                                                       September 30,             September 30,
(In thousands, except per share amounts)                                             2001         2000        2001         2000
                                                                                     ----         ----        ----         ----
Numerator:
   Net income (loss) ...........................................................   $ (5,204)   $  5,743     $(16,103)     $11,680
                                                                                   --------    --------     --------      -------

Denominator:
   Weighted average common shares outstanding ..................................     65,504      52,308       64,161       50,815
   Weighted average unvested common shares subject to
      repurchase ...............................................................       (272)       (422)        (310)        (459)
                                                                                   --------    --------     ---------     -------
   Denominator for basic calculation ...........................................     65,232      51,886       63,851       50,356
   Common stock equivalents ....................................................         --       5,797           --        5,870
                                                                                   --------    --------     --------      -------

   Denominator for diluted calculation .........................................     65,232      57,683       63,851       56,226

Basic net income (loss) per share ..............................................   $  (0.08)   $   0.11     $  (0.25)     $  0.23
                                                                                   ========    ========     ========      =======
Diluted net income (loss) per share ............................................   $  (0.08)   $   0.10     $  (0.25)     $  0.21
                                                                                   ========    ========     ========      =======

      Common stock equivalents of 4,176,000 for the three-month period ended September 30, 2001 and 4,537,000 for the nine-month period ended September 30, 2001, consisting of options, were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

5.    COMPREHENSIVE INCOME (LOSS)

      The components of comprehensive income (loss) are as follows (in thousands):

                                                                                    Three Months Ended        Nine Months Ended
                                                                                       September 30,             September 30,
                                                                                     2001         2000        2001          2000
                                                                                     ----         ----        ----          ----
Net income (loss) ..............................................................   $ (5,204)   $  5,743    $ (16,103)     $11,680
Unrealized gains on available-for-sale securities ..............................        486          --          486           --
                                                                                   --------    --------    ---------      -------
    Comprehensive income (loss) ................................................   $ (4,718)   $  5,743    $ (15,617)     $11,680
                                                                                   ========    ========    =========      =======

      Accumulated other comprehensive income, as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized gains on available-for-sale securities.

6.    INVENTORIES

      Inventories consist of the following (in thousands):

                                                                                                 September 30,   December 31,
                                                                                                      2001           2000
                                                                                                      ----           ----
Raw materials                                                                                        $1,919         $1,421
Finished goods                                                                                        3,376          1,088
                                                                                                     ------         ------
                                                                                                     $5,295         $2,509
                                                                                                     ======         ======

7.    ACQUISITIONS

      On March 8, 2001, the Company announced its acquisition of Ignyte Technology, Inc. ("Ignyte") in a transaction accounted for as a purchase. Ignyte provided in-depth consulting, design and support for enterprise networking customers, as well as management of their Internet security needs. As of the acquisition date, the Company recorded the fair value of Ignyte's assets and liabilities. The resulting goodwill and other intangibles are being amortized over the expected useful lives of three to six years. The total purchase price of $10.2 million was based upon the average fair value of the Company's common stock for five trading days surrounding the date the acquisition was announced. The purchase price consisted of 735,000 shares issued for common stock and options of Ignyte, $685,000 in cash consideration and $600,000 in direct costs of completing the acquisition. The condensed consolidated financial statements include the results of operations of Ignyte commencing on March 8, 2001.

      On October 30, 2001, the Company announced the acquisition of Redcreek Communications, Inc. ("Redcreek") a privately-held provider of VPN and policy management solutions, for approximately $12.5 million in cash.

      During the course of 2001, the Company has completed several minor transactions for the acquisition of certain technologies and personnel for an aggregate purchase consideration of 270,000 shares of common stock and approximately $2.6 million cash consideration.

8.    NEW ACCOUNTING PRONOUNCEMENTS

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

      The Company adopted FAS 141 effective July 1, 2001, which results in the Company accounting for any business combination consummated on or after that date under the purchase method of accounting. The Company will also apply the non-amortization provisions of FAS 142 for any business combination consummated on or after July 1, 2001. The adoption of FAS 141 will not change the method of accounting used in previous business combinations.

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

      In August 2001, the FASB issued statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 supersedes FASB statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30) for the disposal of a segment of a business (as previously defined in Opinion 30). The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying value amount or fair value less cost to sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and should be applied prospectively. The Company does not expect that the adoption of SFAS No. 144 will have a significant impact on its financial statements.

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

     Our SonicWALL products are sold primarily through distributors who then sell our products to resellers and selected retail outlets. These resellers and selected retail outlets then sell our products to end-users. For the nine months ended September 30, 2001, two of our distributors, Ingram Micro, Inc. and Tech Data Corp., both of which are global computer equipment and accessory distributors, account for approximately 26% and 23% of our revenue, respectively.

     Our revenue consists of product sales and license and service revenue. License and service fees include virtual private networking ("VPN"), global management system, content filtering services, consulting, anti-virus, authentication services, vunerability assessment, and extended warranty contract fees. Product sales comprised approximately 87% of total revenue for the year ended December 31, 2000. Product revenue is generally recognized at the time of shipment if collectibility is probable and no significant obligations remain. Revenue from software products is recognized in accordance with SOP 97- 2. Specifically, revenue is generally recognized when delivery of the software has occurred, persuasive evidence of an arrangement exists, collectibility of the fee is probable and the fee is fixed or determinable. Revenue from extended warranty programs, premium technical assistance, and subscriptions to content filtering and other services is recognized ratably over the term of the contract or subscription. Ingram Micro's right to return or rotate its stock on-hand is unlimited, and therefore we recognize revenue for product sales to Ingram Micro when it has sold the product to its customers. Ingram Micro does not have the right to return non-defective products to us if a customer of Ingram Micro returns such a product to Ingram Micro. For all other distributors, the value of stock that can be rotated is generally limited to 15% of the prior quarter's purchases. Co-op advertising rights provide a distributor the right to be reimbursed up to 3% of the prior quarter's sales for costs it has incurred associated with advertising our products. For all of our distributors, we provide an allowance for sales returns, price protection rights and reserves for warranty and co-op advertising costs at the time of revenue recognition. Price reductions which may result in price protection require the approval of our president, chief financial officer, and vice president of sales.

     To date, a significant portion of our revenue has been dependent on large purchase orders from a limited number of distributors. These purchase orders typically have short lead times and are subject to delay or cancellation without penalty. We anticipate that our operating results for a given period will continue to depend on a small number of customers. If we experience a decline in revenue from any of our significant distributors in a given quarter, our revenue for that quarter, or following quarters, will be adversely affected. This could adversely affect our business, prospects, liquidity, results of operations and financial condition. Furthermore, if any of our significant customers experiences financial difficulties, our sales to these customers may be reduced, and we may have difficulty collecting accounts receivable from these customers. Any delay in large customer orders or customer financial difficulties could have a material adverse effect on our business, prospects, liquidity, results of operations and financial condition.

     We primarily use one contract manufacturer to manufacture our products. We also rely on single or limited source suppliers to provide key components of our products. A significant portion of our cost of revenue is related to these suppliers. These relationships are subject to a variety of risks.

      On November 14, 2000, the Company acquired Phobos Corporation ("Phobos") for $216.5 million in a transaction accounted for as a purchase. Phobos designed, developed and sold scaleable Internet traffic management ("ITM") solutions for Internet service providers, application service providers, e-commerce companies and web hosting and enterprise network operations centers. Under the terms of the merger, 0.615 shares of the Company's common stock were exchanged for each share of outstanding Phobos common stock. In connection with the merger, the Company issued 9,906,000 shares of its common stock, and options and warrants to purchase 2,294,000 shares of its common stock. In addition, the Company paid $30 million in cash to the shareholders of Phobos based on their pro-rata ownership percentage in Phobos. The terms of the merger also provide for up to an additional $20 million in cash to be payable upon achievement of certain future quarterly revenue targets during 2001. The quarterly amounts, representing additional purchase consideration, are recorded when payable as adjustments to goodwill. Through September 30, 2001, approximately $3.0 million was earned as certain quarterly revenue targets were met.

      On March 8, 2001, the Company announced its acquisition of Ignyte Technology, Inc. ("Ignyte") in a transaction accounted for as a purchase. Ignyte provided in-depth consulting, design and support for enterprise networking customers, as well as management of their Internet security needs. As of the acquisition date, the Company recorded the fair value of Ignyte's assets and liabilities. The resulting goodwill and other intangibles are being amortized over the expected useful lives of three to six years. The total purchase price of $10.2 million was based upon the average fair value of the Company's common stock for five trading days surrounding the date the acquisition was announced. The purchase price consisted of 735,000 shares issued for common stock and options of Ignyte, $685,000 in cash consideration and $600,000 in direct costs associated with completing the acquisition. The condensed consolidated financial statements include the results of operations of Ignyte commencing on March 8, 2001.

      On October 30, 2001, the Company announced the acquisition of Redcreek Communications, Inc. ("Redcreek") a privately-held provider of VPN and policy management solutions, for approximately $12.5 million in cash.

      During the course of 2001, the Company has completed several minor transactions for the acquisition of certain technologies and personnel for an aggregate purchase consideration of 270,000 shares of common stock and approximately $2.6 million cash consideration.

      In 1999, we recorded approximately $6.1 million in deferred stock compensation for stock options granted in the year ended December 31, 1999, at prices subsequently deemed to be below fair market value on the date of grant. Options granted are typically subject to a four-year vesting period. Restricted stock acquired through the exercise of unvested stock options is subject to our right to repurchase the unvested stock at the price paid, which right lapses over a four-year period. We are amortizing the deferred stock compensation over the vesting periods of the applicable options and the repurchase periods for the restricted stock. We amortized approximately $2.9 million of stock-based compensation for the year ended December 31, 1999, including amortization for granted options to certain consultants in exchange for services rendered. Additionally, in 1999, we granted options to purchase common stock to certain consultants in exchange for services rendered. These options are subject to variable plan accounting with fair value re-measurements at the end of each quarterly reporting period. In 2000, we recorded approximately $4.6 million in additional deferred stock compensation, of which $3.9 million related to the assumption of options in connection with the acquisition of Phobos, and amortized approximately $3.3 million of stock-based compensation for the year ended December 31, 2000.

RESULTS OF OPERATIONS

      The following table sets forth certain consolidated financial data for the periods indicated as a percentage of total revenue:

                                                                   Three Months Ended     Nine Months Ended
                                                                      September 30,         September 30,
                                                                    2001        2000       2001       2000
                                                                   -------     ------     ------     ------
Revenue:
  Product .......................................................    76.9%       85.8%      79.1%      87.6%
  License and service ...........................................    23.1        14.2       20.9       12.4
                                                                   ------      ------     ------     ------
   Total revenue ................................................   100.0       100.0      100.0      100.0
                                                                   ------      ------     ------     ------

Cost of revenue:
  Product .......................................................    21.9        23.1       22.6       24.6
  License and service ...........................................     1.5         0.5        1.2        0.4
                                                                   ------      ------     ------     ------


   Total cost of revenue ........................................    23.4        23.6       23.8       25.0
                                                                   ------      ------     ------     ------

Gross margin ....................................................    76.6        76.4       76.2       75.0

Operating expenses:
  Research and development ......................................    18.4        13.8       19.7       14.6
  Sales and marketing ...........................................    28.7        20.7       28.3       20.6
  General and administrative ....................................     8.9         7.7        8.6        7.2
  Amortization of goodwill and intangibles ......................    39.3          --       40.4         --
  Stock-based compensation ......................................     2.3         1.8        3.2        6.9
                                                                   ------      ------     ------     ------
   Total operating expenses .....................................    97.6        44.0      100.2       49.3
                                                                   ------      ------     ------     ------

Income (loss) from operations ...................................   (21.0)       32.4      (24.0)      25.7

Other income, net ...............................................     7.5        15.7        9.6       14.9
                                                                   ------      ------     ------     ------
Income (loss) before income taxes ...............................   (13.5)       48.1      (14.4)      40.6
Provision for income taxes ......................................    (5.2)      (17.0)      (6.0)     (16.4)
                                                                   ------      ------     ------     ------
Net income (loss) ...............................................   (18.7)%      31.1%     (20.4)%     24.2%
                                                                   ======      ======     ======     ======

      Product Revenue - Revenue from product sales increased to $21.4 million in the three months ended September 30, 2001 from $15.8 million in the three months ended September 30, 2000. Revenue from product sales increased to $62.4 million in the nine months ended September 30, 2001 from $42.3 million in the nine months ended September 30, 2000. Net product revenue growth was across all geographies, products and markets. This increase was primarily attributable to a higher volume of units shipped, as compared to the corresponding period of the prior fiscal year. Factors impacting unit and revenue growth include:

          . Introduction of our new products including the SonicWALL ProVX, SonicWALL Telecommuter and the GX series of gigabit performance access security appliances;

          . Shipments of products acquired from Phobos Corporation, which includes the SSL appliance, the scalable SSL-R3 and SSL-R6 transaction security appliances;

          . Expansion of our world wide sales and marketing organization to 167 employees as of September 30, 2001 from 66 employees as of September 30, 2000;

          .   Expansion of our distribution channel; and

          .   Increased sales through our OEM partners.

     License and Service Revenue - Revenue from sales of our licenses and services increased to $6.4 million in the three months ended September 30, 2001 from $2.6 million in the three months ended September 30, 2000. Revenue from sales of our licenses and services increased to $16.5 million in the nine months ended September 30, 2001 from $6.0 million in the nine months ended September 30, 2000. Factors impacting license and service revenue growth include:

     . Introduction of new subscription and upgrade products: High Availability, Authentication Services and Vunerability Scanning;

     . Increased worldwide demand for our VPN, content filtering and anti-virus products;

     . Increased consulting service revenue provided by our Professional Services group;

     . Higher software subscription and service revenues to support a growing installed base; and

     .    Introduction of version 2.0 of SonicWALL Global Management System

     There can be no assurance that the Company's net sales will continue to increase in absolute dollars or at the rate at which they have grown in recent fiscal periods.

     Cost of Revenue; Gross Margin - Cost of revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, warranty costs and inventory provisions or write-downs are included in cost of revenue. Cost of revenue increased to $6.5 million in the three months ended September 30, 2001 from $4.3 million in the three months ended September 30, 2000. Cost of revenue increased to $18.8 million in the nine months ended September 30, 2001 from $12.1 million in the nine months ended September 30, 2000. Gross margin increased from 76.4% for the three months ended September 30, 2000 to 76.6% for the three months ended September 30, 2001. Gross margin increased from 75.0% for the nine months ended September 30, 2000 to 76.2% for the nine months ended September 30, 2001. This increase in gross margin was primarily attributable to the increase in sales of higher gross margin security appliance products. In addition, we experienced increased manufacturing efficiency and lower overhead and component costs per unit, due to the economies of scale. Gross margin was also favorably impacted by growth in license and service revenues which generated gross margins of approximately 93% in the quarter ended September 30, 2001.

     The Company's gross margin has been and will continue to be affected by a variety of factors, including competition; the mix and average selling prices of products; new product introductions and enhancements; fluctuations in manufacturing volumes and the cost of components and manufacturing labor. We must manage each of these factors effectively for our gross margins to remain at current levels.

     Research and Development - Research and development expenses primarily consist of personnel costs related to engineering and technical support, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products. Research and development expenses increased by 102% from $2.5 million for the three months ended September 30, 2000 to $5.1 million for the three months ended September 30, 2001. These expenses represented 13.8% and 18.4%, respectively, of net sales for such periods. Research and development expenses increased by 121% from $7.0 million for the nine months ended September 30, 2000 to $15.6 million for the nine months ended September 30, 2001. These expenses represented 14.6% and 19.7%, respectively, of net sales for such periods and increased in absolute dollars primarily as a result of increased personnel costs, fees paid to outside consultants, increased facility expenses related to additional leased facilities, prototyping expenses associated with the development of new products and ongoing support of current and future product development and enhancement efforts. The Company believes that significant investments in research and development will be required to remain competitive and expects that such expenditures will continue to increase in absolute dollars.

      Sales and Marketing - Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, and costs related to customer support, travel, trade shows, promotional and advertising costs. Sales and marketing expenses increased 109% from $3.8 million for the three months ended September 30, 2000 to $8.0 million for the three months ended September 30, 2001. These expenses were 20.7% and 28.7% of net sales for such periods, respectively. Sales and marketing expenses increased 124% from $10.0 million for the nine months ended September 30, 2000 to $22.4 million for the nine months ended September 30, 2001. These expenses were 20.6% and 28.3% of net sales for such periods, respectively. The increase in absolute dollars was primarily related to the continued worldwide expansion of the Company's sales and marketing organization, including growth in the domestic and international sales force, increased commission and bonus expenses related to higher sales volumes and increased travel expenses. Facility expenses, depreciation and amortization also increased over the corresponding period of the prior year due to additional leased facilities. The Company expects to continue to increase its sales and marketing expenses in an effort to expand domestic and international markets, introduce new products and establish and expand new distribution channels and OEM relationships.

      General and Administrative - General and administrative expenses were $2.5 million for the three months ended September 30, 2001, compared to $1.4 million for the three months ended September 30, 2000. These expenses represented 8.9% and 7.7% of total revenue for such periods, respectively. General and administrative expenses were $6.8 million for the nine months ended September 30, 2001, compared to $3.5 million for the nine months ended September 30, 2000. These expenses represented 8.6% and 7.2% of total revenue for such periods, respectively. The increase in absolute dollars are primarily related to increased personnel costs, expenses related to additional facilities and increased costs related to investor relations, shareholder matters and professional service fees. The Company believes that its general and administrative expenses will increase in absolute dollars as the Company continues to build its infrastructure.

      Amortization of Goodwill and Intangibles - Amortization of goodwill and intangibles represents the excess of the aggregate purchase price over the fair market value of the net tangible assets acquired by us. Intangible assets as of September 30, 2001, including goodwill, existing workforce and technology, are being amortized over the estimated useful life of three to six year periods. We assess the recoverability of goodwill by determining whether the amortized asset over its useful life may be recovered through estimated useful cash flows. Amortization of goodwill and intangibles was $10.9 million for the three-month period ended September 30, 2001. This amount is primarily related to the amortization of goodwill and intangibles associated with the acquisition of Phobos, which totaled $10.2 million for the three-months ended September 30, 2001. Amortization of goodwill and intangibles was $31.9 million for the nine-month period ended September 30, 2001. This amount represents $30.3 million and $1.4 million relating to amortization of goodwill and intangibles associated with the acquisitions of Phobos and Ignyte, respectively.

      Stock-based Compensation - Amortization of stock-based compensation was $0.6 million and $0.3 million for the three months ended September 30, 2001 and 2000, respectively. Amortization of stock-based compensation was $2.5 million and $3.3 million for the nine months ended September 30, 2001 and 2000, respectively. This amortization mainly relates to recognition of stock compensation of unvested options assumed in the Phobos and Ignyte acquisitions, and deferred compensation recognized on stock options granted in the years ended December 31, 1999 and 2000. We are amortizing deferred stock compensation over the vesting periods of the applicable options.

      Other Income, net - Other income, net, consists primarily of interest income on the Company's cash, cash equivalents and short-term investments, and was $2.1 million for the three months ended September 30, 2001 compared to $2.9 million for the three months ended September 30, 2000. The fluctuations in the short-term interest rates directly influence the interest income recognized by the Company. Interest rates for the three-month period ended September 30, 2001 decreased over the corresponding period of the prior fiscal year, resulting in lower interest income. Other income, net, was $7.6 million for the nine months ended September 30, 2001 compared to $7.2 million for the nine months ended September 30, 2000. This increase can be attributed to a full nine months of interest in 2001 compared with seven months in 2000 on the $166.5 million of net proceeds generated by our follow-on offering in March 2000.

      Provision for Income Taxes - The Company's effective tax rate for the first nine months of fiscal 2001 and 2000 was 32% and 34.5%, respectively; before the effect of amortization of stock-based compensation and amortization of goodwill and intangibles, which are permanent, non-deductible book/tax differences. This effective rate reflects statutory federal and state tax rates net of the estimated realization of deferred tax assets. The lower tax rate in fiscal 2001 is a result of the implementation of a foreign sales corporation in February 2000 and tax benefits related to investments in tax- exempt securities.

      The Company's quarterly operating results have varied in the past and may vary significantly in the future depending on a number of factors including the level of competition; the size and timing of significant orders; product mix; market acceptance of new products and product enhancements; new product announcements or the introductions by the Company or its competitors; deferrals of customer orders in anticipation of new products or product enhancement; changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products and product enhancements on a timely basis; hardware component costs; supply constraints; the Company's success in expanding its sales and marketing programs; technological changes in the Internet security market; the mix of sales among the Company's sales channels; levels of expenditure on research and development; changes in Company strategy; personnel changes; the Company's ability to successfully expand domestic and international operations; general economic trends and other factors.

LIQUIDITY AND CAPITAL RESOURCES

      For the nine months ended September 30, 2001, the Company's cash, cash equivalents and short-term investments increased by $14.0 million to $234 million. The Company's working capital increased for the nine months ended September 30, 2001 by $21 million to $244 million. For the nine months ended September 30, 2001, the Company generated cash from operating activities totaling $16.7 million, principally related to income before depreciation, amortization, amortization of stock-based compensation and other non-cash items and increases in deferred revenue and other accrued liabilities, partially offset by increases in accounts receivable, inventories and prepaid expenses and other current assets and decreases in accounts payable and accrued payroll. For the nine months ended September 30, 2000, the Company generated cash from operating activities totaling $25.2 million, principally related to net income of $11.7 million and an increase in deferred revenue, partially offset by increases in accounts receivable and inventories.

      The Company purchased $76.7 million of short-term investments and used $2.9 million to purchase property and equipment during the nine months ended September 30, 2001. In addition, $12 million was used for the repayment of liabilities assumed upon the acquisitions of Phobos and Igntye and the acquisitions of other businesses. Net cash used in investing activities for the nine months ended September 30, 2000, related to the purchase of approximately $94.4 million of short-term investments and $2.3 of property and equipment.

      Financing activities provided $11.7 million and $168 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. The increase in cash provided by sales of common stock for the nine-month period ended September 30, 2001, compared to the corresponding period of the prior fiscal year, was due to an increased quantity of stock options exercised at a higher average exercise price. In March 2000, the Company successfully completed its follow-on offering of common stock which generated approximately $166.5 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses.

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

      The Company adopted FAS 141 effective July 1, 2001, which results in the Company accounting for any business combination consummated on or after that date under the purchase method of accounting. The Company will also apply the non-amortization provisions of FAS 142 for any business combination consummated on or after July 1, 2001. The adoption of FAS 141 will not change the method of accounting used in previous business combinations.

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

      In August 2001, the FASB issued statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 supersedes FASB statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30) for the disposal of a segment of a business (as previously defined in Opinion 30). The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying value amount or fair value less cost to sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and should be applied prospectively. The Company does not expect that the adoption of SFAS No. 144 will have a significant impact on its financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments. We do not use derivative financial instruments in our investment portfolio. As stated in our investment policy, we are adverse to principal loss and ensure the safety and preservation of our invested funds by limiting default and market risk. We mitigate default risk by investing in only investment-grade instruments. As of September 30, 2001, our cash, cash equivalents and short-term investments included money-market securities, corporate bonds, municipal bonds and commercial paper which are subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates change prior to maturity. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would be immaterial to the Company's financial condition or results of operations.

      We invoice all of our foreign customers from the United States in U.S. dollars and all revenue is collected in U.S. dollars. In addition, we have limited cash balances denominated in foreign currencies. As a result, we do not have significant market risks associated with foreign currencies or related to sales and collections.

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

        None

ITEM 5.  OTHER INFORMATION

        None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

       10.16 Form of Indemnification Agreement entered into by the Registrant with each of its executive officers and directors.

   (b) REPORTS ON FORM 8-K

      A current report on Form 8-K was filed with the Securities and Exchange Commission by SonicWALL on October 19, 2001, to announce the appointment of Cosmo Santullo as its President and Chief Executive Officer and a member of the Board of Directors and to announce its financial results for the fiscal quarter ending September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California.

                                       SonicWALL, Inc.

                                       By:   /s/ MICHAEL J. SHERIDAN
                                             -----------------------
                                                Michael J. Sheridan,
                                         Senior Vice President of Strategy and
                                             Chief Financial Officer and
                                            Secretary (Principal Financial
                                            Officer, and Chief Accounting
                                            Officer and Authorized Signer)

Dated: November 14, 2001

                                INDEX TO EXHIBITS

  Number                           Description
  ------      ------------------------------------------------------------------
   10.16      Form of Indemnification Agreement entered into by the Registrant with each of its executive officers and directors.