Form 10-K
period 2001-12-31
SONICWALL INC
filed 2002-04-01
CIK 1093885

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number: 000-27723

SonicWALL, Inc.
(Exact name of registrant as specified in its charter)

California	7372	77-0270079
(State or other jurisdiction of incorporation)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

1143 Borregas Avenue
Sunnyvale, California 94089
(408) 745-9600
fax: (408) 745-9300
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12 (b) of the Securities Exchange Act of 1934:

Title of each class	Name of Exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Securities Exchange Act of 1934:

Common Stock (no par value)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of January 31, 2002, was approximately $988 million based upon the last sale price reported for January 31, 2002 on the Nasdaq Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

The number of shares of the Registrant’s Common Stock outstanding on December 31, 2001 was 66,557,275.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the 1934 Act. We intend that the forward-looking statements be covered by the safe harbor provisions for forward-looking statements in these sections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions, reflecting our expectations for future events or our future financial performance. Actual events or results may differ materially. In evaluating these statements you should specifically consider various factors, including the risks outlined under “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement. These factors include, but are not limited to:

•	volatility in the Internet security market;

•	our limited ability to forecast quarterly operating results;

•	our announcements about the performance of our products and our competitors’ announcements about performance of their products;

•	obtaining and expanding market acceptance of the products we offer; and

•	increasing competition.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report.

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

Overview

SonicWALL, Inc. designs, develops, manufactures and sells Internet security infrastructure products designed to provide secure Internet access to broadband customers, enable secure Internet-based connectivity for distributed organizations and process secure transactions for enterprises and service providers. We believe our access security appliances provide high performance, robust, reliable, easy-to-use and affordable Internet firewall security and virtual private networking (“VPN”) functionalities. We also sell value-added security applications for our access security appliances including content filtering and vulnerability assessment services, digital certificates and anti-virus protection on an annual subscription basis. Our transaction security products provide high performance secure socket layer (“SSL”) acceleration and offloading to enable service providers and enterprises to deploy e-commerce and web-based applications without degrading web server performance. We sell our products primarily to customers in the small to medium enterprise, e-commerce, service provider, branch office and telecommuter markets. As of December 31, 2001, we have sold more than 220,000 of our Internet security appliances worldwide.

Our SonicWALL product line provides our customers with comprehensive integrated security including firewall, VPN, anti-virus, content filtering, vulnerability assessment, digital certificates and SSL encryption and decryption functionality, giving users affordable Internet security and secure Internet transactions. SonicWALL delivers plug-and-play appliance solutions that we believe are high performance, easy to install and cost-effective. With current suggested retail prices ranging from $495 to $29,995, our products are designed to enable customers to reduce purchase costs and avoid hiring costly information technology personnel for Internet security. By using an embedded single purpose operating system and a solid state hardware design, our products maximize reliability and uptime. The SonicWALL access security products can be used in networks ranging in size from 1 to 10,000 or more users and are fully compatible with VPN technology from more expensive enterprise security solutions offered by, among others, Check Point Software, Nokia and Cisco.

SonicWALL was initially incorporated in California in 1991 as Sonic Systems. In August 1999, we changed our name to SonicWALL, Inc. References in this report to “we,” “our,” “us,” and “the Company” refer to SonicWALL, Inc. Our principal executive offices are located at 1143 Borregas Avenue, Sunnyvale, California 94089, and our telephone number is (408) 745-9600.

Industry Background

Growth of Internet Usage and Acceptance

Businesses and consumers are increasingly accessing the Internet for a wide variety of uses including communications, information gathering and commerce. Businesses and enterprises of all sizes have accepted the Internet as a critical yet affordable means of achieving global reach and brand awareness, allowing access and shared information among a large number of geographically dispersed employees, customers, suppliers and business partners. The Internet has become a particularly attractive solution for small and medium size businesses due to its cost effectiveness and ease-of-use. Larger enterprises also connect their internal networks to the Internet allowing for greater and quicker communications and expanded operations. Many of today’s larger enterprises also have branch offices, mobile workers and telecommuters who connect electronically to the corporate office and each other. The Internet has also become a vital tool of information access and communication for schools, libraries and other institutions.

Increasing Use of Broadband Access Technologies

The connection speed by which individuals and businesses and enterprises of all sizes connect to the Internet is increasing. Small to medium enterprises, branch offices and consumers are shifting from dial-up connections which offer a maximum connection rate of 56 kilobits per second to substantially faster, always-on broadband connections such as digital subscriber lines, DSL, and cable Internet access, which offer Internet connectivity rates up to 1 megabit per second. Larger enterprises have begun to move from T1 connectivity (1.5 megabits per second) to T3 connectivity (45 megabits per second), and in some cases to OC-3 connectivity (155 megabits per second). These broadband connections allow for exponentially faster Internet access among many simultaneous users. Additionally, as Internet access speeds increase, both network bandwidth and network traffic speeds have significantly increased, further reflecting the ubiquity and the importance of the Internet to business operations.

Importance of Internet Security

Internet security has become essential for businesses and enterprises as the amount of confidential information transmitted or accessible over the Internet increases. Broadband technologies, including DSL and cable, are always connected to the Internet and increase the risk that proprietary data or other sensitive information might be compromised by computer hackers, disgruntled employees, contractors or competitors. In addition, business or enterprise data and networks become vulnerable to security threats or sophisticated attacks as the number of connections to the Internet increase, through satellite offices or telecommuters, and the volume of confidential information accessible through the Internet increases. Breaches of network security are costly to a business, both financially and from the lost productivity resulting from network and computer down-time. Businesses and enterprises are increasing their network security budget to address these concerns.

The market for Internet security products includes a variety of applications to address network vulnerabilities and protect confidential data during transmission and access. These applications include firewalls, VPN access products, anti-virus solutions, content filtering, digital certificates, vulnerability assessment and SSL encryption. According to International Data Corporation (“IDC”), the market for Internet security products is expected to grow at a compounded annual growth rate of 21% to $8.3 billion by 2003. IDC also estimates that the market for firewall appliances priced at less than $10,000 will grow at a compounded annual growth rate of 88% over the same period.

Acceptance of Firewall Solutions for Security

As network connection speeds and bandwidth have increased, and as more complex forms of data are transmitted by and within businesses and enterprises, reliable security solutions have developed that emphasize high rates of data transfer, or throughput, while maintaining the integrity and security of network data. Businesses and enterprises of all sizes require a broad array of high-performance, cost-effective products to secure their networks, delivering firewall protection and VPN connectivity to both the central office headquarters and for the perimeter branch offices and telecommuters.

Hardware-based security appliances have been shown to overcome many of the shortcomings of software-based solutions. Software-based security solutions have shown to be complex to install and manage, often requiring dedicated and highly-skilled in-house IT (information technology) personnel. Additionally, software security solutions have shown to be difficult to integrate within networks, often requiring installation of dedicated server equipment and the use of complex load balancing switches to ensure a reliable, high-speed connection. Hardware security solutions can overcome many of these limitations by integrating firewall, VPN, anti-virus, content filtering, digital certificates and vulnerability assessment into one easy-to-deploy device that is interoperable with other Internet Protocol Security (“IPSec”) devices. These hardware solutions can remain up-to-date with automatic update services.

The Advent of Secure Virtual Private Networks (VPNs)

Large and small businesses and enterprises have begun to utilize VPNs in the place of more costly private, dedicated networks or leased lines. VPNs allow for two or more individual networks to be linked to create one large private network. That private network is “virtual” insofar as it leverages the public Internet as the network infrastructure. Businesses and enterprises use VPNs to achieve a variety of objectives. Telecommuters and traveling workers can access a corporate network to work from their out-of-office locations using remote access VPN. Satellite and branch offices can connect to the home office network using site-to-site VPNs. An enterprise can connect with its business partners, suppliers and customers utilizing an Extranet VPN. These VPN connections must be secure from unauthorized access and safe from alteration. To secure a VPN, information traveling between the locations is encrypted and authenticated, typically using the IPSec protocol. To help deliver the desired quality and security levels, businesses and enterprises can monitor and prioritize network traffic for business-critical applications and allocate bandwidth for specific traffic, typically using customer premises equipment encryption and authentication products.

Increasing Need for Anti-Virus Solutions

In a 2000 survey conducted by International Computer Security Association (“ICSA”), companies reported an average of 9 virus infections per 100 personal computers with the most common infections spread through e-mail messages, floppy disks and Internet downloads. In addition to lost productivity, corporations must concern themselves with potentially severe financial losses to themselves, their partners and customers. This has been highlighted by the rapid infection of many users through widespread and highly publicized virus outbreaks affecting business networks around the globe. As a result, enterprises are spending rapidly to deploy anti-virus protection solutions across the enterprise and expending technical resources on an ongoing basis to keep these solutions updated against the latest virus threats. IDC, a research organization, expects sales of anti-virus products to increase from $1.2 billion in 1999 to $2.7 billion in 2004.

Increasing Use of SSL to Secure E-Commerce Transactions

Secure Sockets Layer, or SSL, is the most widely used encryption technology for enabling the secure transmission of confidential data in web browser-based e-commerce transactions. Industry analysts believe reliable and affordable SSL solutions will act as a driver to rapid e-commerce growth. Data encryption provided by SSL allows e-commerce vendors to build secure systems, and also provides the basis from which a business can build trust with customers, suppliers, partners and employees.

The growth of e-commerce on the Internet and the need for secure transactions has created increased loads on web servers, which are typically equipped with general purpose CPUs. These servers were not designed to handle the extreme processing requirements of SSL transactions and as a result, their performance, as measured by the number of transactions per second (or TPS) that can be processed simultaneously, declines considerably with the use of SSL. Studies show that server performance declines by over 90% when processing SSL transactions versus ordinary non-encrypted Internet traffic. The need to improve the performance of servers processing e-commerce transactions has typically been addressed by installing an SSL acceleration board within the server. While these solutions increase performance, because they continue to utilize the host CPU for a portion of the transaction processing, they do not fully optimize the server’s performance. A more effective solution is to install an internet appliance that fully offloads and accelerates the SSL encryption and decryption processes, thus leaving the server completely free to process the unencrypted portions of the transaction and all other traffic at maximum performance. In addition, as businesses utilize highly specialized network equipment, such as content switches, load balancers and caching appliances to provide maximum performance for high traffic web sites and Internet applications, they are seeking specialized products to address SSL encryption and decryption acceleration and offloading within these network architectures.

The SonicWALL Solution

SonicWALL products are designed to provide comprehensive Internet security for networks ranging in size from one to tens of thousands of users and for e-commerce applications that handle millions of secure transactions daily. Our access security products span a wide range of requirements, from single-user set-top appliances to rack-mounted enterprise-class units capable of supporting tens of thousands of users. Our products vary with respect to the number of supported users, the number of transactions handled, the number of ports and feature options such as VPN, anti-virus protection, content filtering, digital certificates and vulnerability assessment, as well as management tools that enable our customers to easily manage SonicWALL appliances installed throughout their networks. Our transaction security products include Peripheral Component Interconnect (“PCI”) add-in boards as well as appliance-based solutions, which can be deployed in the most sophisticated networks requiring the highest levels of transaction performance. Our SSL appliances enable web sites to maintain optimal performance while processing a growing number of secure transactions.

In addition to serving the security needs of the small to medium enterprise market, SonicWALL access security products are a fully compatible, perimeter security solution for large, distributed enterprises and their branch offices and telecommuters. Our access security products are designed to interoperate with enterprise security products offered by, among others, Check Point Software and Cisco. SonicWALL transaction security products are an ideal solution for enterprises and service providers who are deploying high performance e-commerce applications.

As of December 31, 2001, we have sold more than 220,000 of our Internet security appliances worldwide. The SonicWALL product line provides our customers with the following key benefits:

•
High Performance, Scalable and Robust Access Security.    The SonicWALL product family provides a comprehensive integrated security solution that includes firewall, VPN, anti-virus, content filtering, digital certificates and vulnerability assessment. Our access security products protect private networks against Internet-based theft, destruction or modification of data, and automatically notify customers if their network is under attack. SonicWALL has been awarded the internationally recognized

International Computer Security Association, or ICSA, Firewall Certification, the same certification awarded to significantly more expensive products sold by Check Point Software, Netscreen Technologies, Nokia and Cisco. Our VPN products enable affordable, secure communications among remote offices, mobile employees and business partners over the Internet. Our anti-virus service provides comprehensive virus protection with automatic updates and minimal administration. Our content filtering service enables businesses, schools and libraries to restrict access to objectionable or inappropriate web sites. Our digital certificates service allows for the automatic verification of a user’s identity for access to corporate resources. Our vulnerability assessment service allows a user’s network to be scanned for potential vulnerabilities.

•
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

•
Ease of Installation and Use.    The SonicWALL product family delivers plug-and-play appliances designed for easy installation and use. Installation involves simply connecting a SonicWALL device between the private network and the broadband Internet access device for our access security products and in front of the e-commerce web server for our transaction security products. SonicWALL products are easily configured and managed through a web browser-based interface or through our Global Management System. No reconfiguration of any personal computer application is required. Our access security products are pre-configured to interface with all major Internet access technologies, including cable, DSL, ISDN, Frame Relay and T-1. Our transaction security products are compatible with all major web server and e-commerce software products and are designed to operate in the most sophisticated and highest traffic network architectures.

•
Low Total Cost of Ownership.    The SonicWALL product design minimizes the purchase, installation and maintenance costs of Internet security. The suggested retail prices of our access security products begin at $495 and scale up with products and features that span a wide array of customer requirements. Our affordable, easy-to-manage Internet security appliances also enable customers to avoid the expense of hiring costly IT personnel who may otherwise be required to implement and maintain an effective Internet security solution.

•
Reliability.    The SonicWALL product design maximizes reliability and uptime. Our products use an embedded single purpose operating system and a solid state hardware design. Many of our competitors’ products consist of software installed on general-purpose host computers that use the Windows NT or UNIX operating systems. General-purpose operating systems such as these are designed to run multiple applications, creating an environment with less security and in which random system crashes are commonplace. Moreover, since general-purpose computers contain many moving parts, such as hard disk drives, floppy drives, fans and switching power supplies, they are more prone to hardware failures over time. These software and hardware failures can compromise Internet security.

Strategy

Our goal is to extend our leadership position to become the industry standard Internet security solution for broadband access and e-commerce users in our target markets and become the leader in providing high performance processing solutions for secure transactions. Key elements of our strategy include:

•
Extend Our Leadership Position in Access Security.    We believe that we have established a market leadership position as a provider of Internet access security products designed for our target markets by offering robust, reliable, easy-to-use products at attractive prices. We intend to continue to focus our product development efforts, distribution strategies and marketing programs to satisfy the growing needs of these markets. We believe that many of the current Internet security offerings of other vendors are expensive, technically complex and generally unable to satisfy these target markets.

•
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

•
Continue to Develop New Products and Reduce Manufacturing Costs.    We intend to use our product design and development expertise to expand our product offerings and reduce our manufacturing costs. We believe that these new product offerings, other new products and associated cost reductions will strengthen our market position and assist us in penetrating new markets.

•
Strengthen the SonicWALL Brand.    We believe that strong brand recognition in our target markets is important to our long-term success. We intend to continue to strengthen our SonicWALL brand name through industry trade shows, our web site, advertising, direct mailings to both our resellers and our end users, and public relations. Our reputation as a reliable, high performance, easy-to-use and affordable Internet security vendor contributes to our resellers’ sales efforts.

•
Expand Our Indirect Channel.    Our target markets are generally served by a two-tier distribution channel. We have successfully penetrated these markets with over 7,000 value-added resellers, systems integrators and distributors who sell our products in over 50 countries, including large distributors such as Ingram Micro and Tech Data. We intend to continue to build and expand our base of indirect channel relationships through additional marketing programs, hiring additional marketing staff and increased advertising.

•
Develop Strategic Original Equipment Manufacturer Relationships.    By entering into original equipment manufacturer (“OEM”) arrangements to sell our products, we intend to build upon the brand awareness and worldwide channels of major networking and telecommunications equipment suppliers to further penetrate our target markets. We presently have OEM agreements with the following companies: Cisco, a manufacturer of diversified networking products, NetGear, a manufacturer of networking products for small office and home office customers, and 3COM, a provider of diversified networking products.

•
Increase Services Revenue.    We intend to continue to develop new services and add on products to generate additional revenue from our installed base. For example, we recently announced our integrated, managed anti-virus service to our customers and installed over 150,000 clients as of December 31, 2001. We also offer fee-based customer support services and training to our customers. We have dedicated marketing personnel and programs that focus on selling these products and services to our existing base of customers. We have actively sought registration of our customers and have experienced a registration rate of nearly 65% to date. This has enabled us to pursue cost effective, targeted marketing campaigns to our installed base of registered users. Our Auto Update feature encourages our customers to register their product by offering periodic notifications via e-mail of new security threats, bug fixes and marketing information on new features and products. Each SonicWALL model is configured to allow end users to easily and conveniently download new features and products that have been purchased, either through our resellers or our web site. Such sales could include additional functionality such as VPN or subscription services such as anti-virus, content filtering, digital certificates and vulnerability assessment.

Products and Services

SonicWALL provides complete Internet security solutions that include access security and transaction security products, value-added security applications, and training, consulting and support services. We believe our access security product line provides cost effective and high performance Internet security solutions to small, medium and large enterprise customers in commercial, education and government markets. Our transaction security products enable our target enterprise and service provider customers to process large volumes of secure transactions using SSL technology without compromising the performance of their e-commerce or e-business applications.

Our Global Management System (GMS) enables distributed enterprises and service providers to manage and monitor a high magnitude of SonicWALL Internet security appliances and deploy our security services from a central location to reduce staffing requirements, speed deployment and lower costs.

Access Security Products

SonicWALL access security products include high performance, solid-state Internet security appliances that provide integrated security to meet the needs of the individual telecommuter through the large distributed enterprise. SonicWALL Internet security appliances share a common set of Internet security features that have been tailored to meet the needs of our target markets:

Stateful Packet Inspection Firewall Security.    Our firewall technology protects private networks against Internet-based theft, destruction or modification of data, and automatically notifies customers if their networks are under attack. SonicWALL has been awarded the internationally recognized ICSA Firewall Certification. In addition, SonicWALL is pre-configured to automatically detect and thwart Denial of Service attacks including Ping of Death, SYN Flood, LAND Attack and Internet Protocol Spoofing.

Internet Protocol Address Management.    SonicWALL products also include Network Address Translation (NAT) and Dynamic Host Configuration Protocol (DHCP) client and server capabilities. NAT allows a customer to connect multiple users on their private network to the Internet using a single public Internet Protocol (IP) Address. DHCP Client allows the appliance to automatically acquire its IP address settings from the Internet Service Provider, or ISP. DHCP Server allows computers on the private network to automatically acquire IP address settings from the appliance, simplifying client personal computer configuration.

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

Internet Security Appliances

SonicWALL Internet security appliances vary with respect to the number of supported users, the number of ports, product features, processor speed and scalability. In May 2001 we introduced the GX250 and GX650 Internet security appliances. The GX products are high-bandwidth firewall and virtual private networking (VPN) solutions for large enterprise installations and data centers. In October 2001 we completed the acquisition of the assets of RedCreek Communications, Inc., a Fremont, California based company specializing in VPN solutions for enterprise customers. With this acquisition we added both low-cost VPN appliances as well as high-bandwidth VPN termination products to our solution portfolio. In December 2001, SonicWALL also introduced a new generation of security appliances featuring ASIC-based acceleration targeted at small and medium-sized businesses. During 2002 we intend to integrate the RedCreek technologies and product features into the SonicWALL product line. SonicWALL’s line of Internet security appliances now include:

SonicWALL TELE3.    This Internet security appliance provides affordable, high performance Internet security and integrated VPN functionality for telecommuters and small offices with up to 5 users.

SonicWALL SOHO3.    This Internet security appliance is a comprehensive and affordable Internet security solution for small business networks using broadband connections to the Internet. SonicWALL SOHO3 is available in 10-user and 50-user models and can be upgraded to support unlimited users.

SonicWALL PRO 100.    This Internet security appliance protects many users from Internet security threats and includes a De-Militarized Zone (DMZ) port for customers with public web servers. With the DMZ port, public web and e-commerce servers on the local network can be accessed from the Internet without exposing the private network to Internet-based attacks. Publicly accessible servers connected to the DMZ are also protected against a variety of attacks.

SonicWALL PRO 200.    This Internet security appliance meets the security demands of medium to large networks and supports up to 500 simultaneous VPN connections for remote offices or workers. The SonicWALL PRO 200 allows companies to increase productivity by establishing secure VPN connections with business partners, branch offices, telecommuters and mobile users.

SonicWALL PRO 300.    This Internet security appliance is a high-performance, scalable security and remote access solution for the enterprise that needs support for up to 1,000 simultaneous VPN connections for remote offices or workers. The SonicWALL PRO 300 includes our High Availability feature to eliminate network downtime by allowing two SonicWALL PRO 300s to act as a redundant pair. Coupled with the SonicWALL Global Management System (GMS), the SonicWALL PRO 300 cost effectively extends security policies across large distributed networks of enterprises and service providers.

SonicWALL GX250.    This Internet security appliance is a high-bandwidth firewall and VPN solution for large enterprise installations and data centers. The 3U rack-mount Internet security appliance provides firewall protection with an ICSA-certified, stateful inspection firewall and integrated IPSec VPN connectivity. Built on an ASIC security architecture, the GX250 delivers breakthrough performance supporting 200Mbps firewall throughput and up to 5,000 VPN tunnels. The GX250 ships with three FAST Ethernet 10/100 Base-TX interfaces.

SonicWALL GX650.    This Internet security appliance is SonicWALL’s highest performance firewall and VPN solution. The GX650 has all the features of the GX250, but increases firewall throughput to 1.4Gbps while increasing VPN connections to 10,000. This product ships with three Gigabit Ethernet 1000 Base-SX interfaces.

RedCreek Personal RAVLIN II.    This Internet security appliance is a single-user hardware client that provides full IPSec VPN capability in a small form factor (can fit in the palm of your hand). The Personal Ravlin II can be configured by the administrator to support either a single tunnel or multiple simultaneous tunnels.

RedCreek RAVLIN 3300.    This Internet security appliance can serve as a head-end VPN system, providing small businesses with feature-rich VPN concentration of both remote access users and site-to-site connections. Additionally, the Ravlin 3300 transparently interacts with legacy networking and security components for easy VPN expansion of enterprise-scale secure networks. Employing advanced, dedicated security processors, VPN-specialized software and flexible networking technologies, the Ravlin 3300 supports up to 253 users, achieves broadband-ready throughput of up to 7Mbps and can terminate a maximum of 20 site-to-site connections.

RedCreek RAVLIN 5300.    This Internet security appliance builds on the VPN-specialized software and networking technologies of the Ravlin 3300 but offers more powerful processors and cryptographic accelerators to support up to 45Mbps of encrypted communications, concentrating up to 100 site-to-site connections and an unlimited number of remote users.

RedCreek RAVLIN 7160.    This Internet security appliance is a rack mountable data center grade member of the Ravlin family of security devices. The Ravlin 7160, in concert with other RedCreek gateways and software clients, allows complete control of information policy. This product is connected to computing resources via any combination of two Ethernet interfaces. The RJ45 connectors automatically sense connection to 10BaseT and 100Base-TX devices, hubs and networks.

Security Services

SonicWALL Internet security appliances integrate seamlessly with a comprehensive and expanding line of value-added security applications to provide complete Internet security. With SonicWALL’s integrated security applications, companies avoid the integration and maintenance problems that often result from sourcing, installing, and maintaining security products and services from multiple vendors.

SonicWALL Anti-Virus.    Our anti-virus subscription service eliminates the challenges of installing and maintaining anti-virus protection throughout a business and across a distributed network. This SonicWALL service integrates with our security appliances to deploy and maintain anti-virus software for each user on the network without the need for desktop-by-desktop installation, configuration and maintenance. Automatic anti-virus updates ensure all network nodes are protected from new virus outbreaks.

SonicWALL IPSec VPN.    Our virtual private networking capabilities enable affordable and secure communications over the Internet between geographically dispersed offices, workers and partners. SonicWALL virtual private networking uses the industry standard IPSec protocol to deliver state-of-the-art security and interoperability with other virtual private networking products such as Check Point Software’s, VPN-1 and Nortel’s Contivity VPN Switch.

SonicWALL Content Filtering.    Our content filtering service enables businesses, families, schools and libraries to control access to objectionable or inappropriate web sites. SonicWALL can filter Internet content by URL, keyword or application type. We offer a content filter subscription service that provides a list of objectionable web sites that is automatically updated on a weekly basis.

SonicWALL Authentication Service.    Our authentication service delivers strong authentication of VPN devices and VPN users using public key infrastructure (PKI) and digital certificates. Implemented in collaboration with Verisign, a leading provider of trust services, our service provides an easy to administer, end-to-end digital certificate solution for organizations using VPN. With PKI and digital certificates, organizations gain an added layer of security for their VPN infrastructure, virtually eliminating the risk of unauthorized access to protected resources.

SonicWALL Vulnerability Scanning Service.    With new server and network vulnerabilities discovered constantly, routine vulnerability assessment is an important element of a comprehensive security solution. Our vulnerability scanning service is an automated service that gives network administrators a “hacker’s eye view” of their network perimeter, including public servers, routers and gateways. Our service examines a network perimeter for security weaknesses on an ongoing basis, reports all vulnerabilities detected, and provides administrators with expert guidance to quickly close up any security holes.

Transaction Security Products

Our transaction security products utilize SSL technology and high performance ASIC designs to ensure the highest levels of performance and security for businesses and service providers. SonicWALL SSL products boost e-commerce web site performance up to 50 times by offloading the processing burden of SSL transactions. SonicWALL’s SSL products deliver industry-leading price/performance and guarantee transaction security for the enterprise, e-commerce and service provider markets.

SonicWALL SSL-PCI.    This cost-effective, plug-and-play SSL accelerator board installs directly into any web server to offload encryption and decryption processes from the server, freeing it to perform its applications. Storing up to 256 keys and certificates, the SonicWALL SSL-PCI ensures complete web server independence for secure processing.

SonicWALL SSL Appliances.    Our SSL appliances easily install in front of any web server or cluster tasked with secure transaction processing, and support up to 200 new SSL connections per second and up to 5,000 sustained SSL connections per second for high-demand SSL processing. The SSL appliances store up to

256 keys and certificates to ensure web server independence and eliminate configuring secure processing properties on the host application. The SSL appliances include redundant power supplies and a fail-over port for high availability SSL processing.

Global Security Management Applications

Today, enterprises and service providers face an increasing need for security management throughout geographically distributed networks. As a distributed network grows and branches into multiple sub-networks linked by the Internet, so does the complexity of managing security policies. Geographically distributed networks represent a security challenge for the enterprise or service provider. A single flaw in security implementation at any remote location can expose the entire network infrastructure.

For network administrators, managing security for distributed networks on a site-by-site basis puts a big strain on resources. Visits to remote sites to setup security, inspect security installations, and provide training to local personnel is time consuming, expensive and unreliable. Administrators cannot be certain that every installation in the distributed network is complying with company security policies. SonicWALL’s solution for global security management includes:

SonicWALL Global Management System (GMS).    This software application provides network administrators with configuration and management tools to globally define, distribute, enforce and deploy the full range of security services and upgrades for thousands of SonicWALL Internet security appliances.

RedCreek Ravlin Node Manager.    For management of RedCreek appliances, Ravlin Node Manager is a Windows NT 4.0, Windows 98 and Windows 95-based management and control tool that provides easy configuration, management, and integration of Ravlin products into an organization’s network and security infrastructure.

Customers

We sell our products through distributors, resellers and original equipment manufacturers. As of December 31, 2001, we have sold more than 220,000 Internet security appliances. The following lists our top international and domestic distributors based on revenues in the year ended December 31, 2001, and significant original equipment manufacturers.

Top Domestic and International Distributors		Original Equipment Manufacturers

• Ingram Micro, Inc.	• Tempest AS (Denmark)	• 3COM Corp.
• Tech Data Corp.	• Forval Creative, Inc. (Japan)	• Cisco Systems, Inc.
• Alternative Technology	• ComputerLinks (Germany)	• Netgear, Inc.
• Data World Computer Communications (Hong Kong)	• Sumitomo Metal Systems (Japan) • Tek Data (England) • Marubeni Solutions (Japan)

End Users

The following is a representative list of end users in each of our target markets who have deployed one or more SonicWALL products. These include the small to medium enterprise, the branch offices of large corporations, telecommuter, and the education and public institution markets.

Small to Medium Enterprises	Branch Offices	Telecommuter	Education and Public Institutions

• BDO Seidman LLP	• American Express	• Compaq Computer Corporation	• Albany County School District
• Becks Beer	• Bank of Nova Scotia	• Lucent Technologies	• City of Santa Cruz
• Charlotte Hornets	• Centurion/Bank of Ireland	• Microsoft Corporation	• Comision Federal de Electricidad
• Fila Sports • Pixar Animation Studios, Inc.	• Commercial Bank of San Francisco • Wells Fargo	• NEC • PricewaterhouseCoopers LLP • Sun Microsystems, Inc.	• Duke University • Johns Hopkins University • Santa Clara County California Library

Sales and Marketing

Our sales and marketing efforts focus on successfully penetrating the small to medium enterprise, branch office, telecommuter and education markets. Our marketing programs promote SonicWALL brand awareness and reputation as a reliable, high performance, easy-to-use, and affordable Internet security appliance. We try to strengthen our brand through a variety of marketing programs which include on-going public relations, our web site, advertising, direct mail, industry and regional trade shows and seminars. We intend to continue expanding and strengthening our indirect channel relationships through additional marketing programs, additional marketing staff and increased promotional activities.

We believe that SonicWALL products are ideally suited for the indirect channel where it is not economically efficient for us to sell directly to the end users of our products. We primarily market and sell our products in this indirect channel through a two-tiered distribution structure consisting of distributors and resellers, in the United States and over 50 other countries. Distributors accounted for approximately 88% of our total revenue for the year ended December 31, 2001. Resellers, which include systems integrators, Internet Service Providers, or ISPs, dealers, mail order catalogs and online catalogs, generally purchase our products from our distributors and then sell our products to end-users in our target markets. Except for our SonicWALL Preferred Partner level resellers described below, we do not have purchase agreements with or sell directly to our resellers. Our distributor and reseller agreements are non-exclusive.

We divide our sales organization regionally into three territories: the United States and Canada; the Asia Pacific and Latin America; and Europe, the Middle East and Africa. Regional sales representatives manage our relationships with our network of distributors, value-added resellers and customers, help our value-added reseller network sell and support key customer accounts, and act as a liaison between our value-added reseller network and our marketing organization. The regional sales representative’s primary responsibility is to help the indirect channel succeed and grow within the territory. We also have an internal sales staff that supports the indirect channel, and a dedicated business development organization whose primary responsibilities are identifying, promoting and managing strategic relationships to sell our products with ISPs, industry leaders and original equipment manufacturers, as well as to obtain technology for incorporation in our product line.

Domestic Channel.    In the United States, the primary distributors of our products to resellers are Ingram Micro, Inc. and Tech Data Corp. Ingram Micro accounted for 34% of our total revenue in 1999, 32% in 2000 and 27% in 2001. Tech Data began distributing our Internet security products in February 1999, and in the years ended December 31, 1999, 2000 and 2001, accounted for approximately 12%, 20% and 19%, respectively, of total revenue.

Domestic resellers receive various benefits and product discounts depending on the level of purchases that the reseller commits to or achieves. Our basic reseller program offers access to privileged information and sales and marketing materials. We also offer a Select Partner program, which extends those benefits by adding access to an expanded set of sales and marketing tools, as well as priority technical support. The top level is SonicWALL Preferred Partner, where additional benefits such as sales leads, access to additional discounted demonstration units and market development funds are available. SonicWALL Reseller and Select Partner resellers all source our products through a distributor. We sell directly to SonicWALL Preferred Partner level resellers.

International Channel.    We believe there is a strong international market for our products. International sales represented 34% of our revenue in 1999, approximately 32% of revenue in 2000 and 31% of our revenue in 2001. Sales to Japan accounted for 10% of total revenue in the year ended December 31, 2001.

We direct all of our international resellers to the appropriate distributor in each territory. We support our international distributors by offering customizable marketing materials, sales tools, leads, co-operative marketing funds, joint advertising, discounted demonstration units and training. We also participate in regional press tours, trade shows and seminars. Key international distributors include Tek Data Distribution in England, DataWorld in Hong Kong and ComputerLinks in Germany.

Original Equipment Manufacturer Channel.    We enter into select original equipment manufacturer relationships in order to take advantage of the channels of well-established companies that sell into our target markets. We believe these channels expand our overall market while having a minor impact on our own indirect channel sales. We currently have agreements to sell our products or services through several original equipment manufacturers. Cisco, a supplier of network infrastructure products, resells certain of our SSL products under its own name. NetGear, a provider of networking equipment for small and medium businesses, is licensed to incorporate certain components of our technology into its router and switching products. 3COM, a provider of diversified networking and telecommunications equipment, resells certain products that we manufacture and design under its own name. The terms of our agreements with these customers are variable and can generally be cancelled under certain conditions. In the year ended December 31, 2001, our original equipment manufacturer revenue accounted for approximately 12% of total revenue.

Customer Service and Technical Support

We offer our customers a comprehensive range of support programs that include electronic support, product maintenance and personalized technical support services on a worldwide basis. Our technical support staff is located in Sunnyvale, California with field representatives located around the world.

Our standard service offerings include SonicWALL 8x5 and 24x7 Support. These support offerings provide replacement for failing hardware, telephone or web-based technical support and firmware updates. For large customers, alliance partners and OEMs, SonicWALL also offers custom support agreements that may include additional features like dedicated technical account management, accelerated escalation and logistical support.

We implemented a state-of-the-art case management system in 2001 that gives us the ability to better manage our daily service delivery as well as provide robust electronic support tools for our customers.

Technology

We have designed our SonicWALL products using a unique combination of proprietary hardware and software that delivers comprehensive Internet security with what we believe is excellent ease-of-use and industry-leading price/performance.

Access Security Products

The SonicWALL access security product line is currently based on three hardware platforms. The SonicWALL TELE3, SOHO3 and PRO 100 hardware platform is based on the Toshiba TX3927 RISC microprocessor and also features SonicWALL’s proprietary ASIC-based VPN acceleration hardware. This platform provides firewall performance of up to 75Mbps and 3DES VPN performance of up to 45Mbps. The SonicWALL TELE3 and SOHO3 include two 10/100 Mbps Fast Ethernet ports, while the PRO 100 includes three 10/100 Mbps Fast Ethernet ports. The SonicWALL PRO 200 and PRO 300 platform is based on Intel’s StrongARM RISC microprocessor and also features SonicWALL ASIC-based VPN acceleration hardware. This platform provides firewall performance of up to 100Mbps and 3DES VPN performance of up to 45Mbps. Each product includes three 10/100 Mbps Fast Ethernet ports. The SonicWALL GX250 and GX650 platform is based on Intel’s Pentium III microprocessor, includes high performance VPN hardware acceleration and is capable of firewall performance of up to 1.4Gbps and 3DES VPN performance of up to 270Mbps.

The entire SonicWALL access security product line provides the following core features:

•	Stateful Packet Inspection Firewall. The core technology is the stateful packet inspection firewall software, which is widely accepted as the most advanced and secure method of implementing an

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

•
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

•
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

The SonicWALL access security product line offers the following options for device management:

•
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

•
SonicWALL Global Management System.    Our global management system, SonicWALL GMS, is an enterprise software application that enables service providers and distributed enterprises to centrally manage all of their SonicWALL appliances from a central location. SonicWALL GMS is available to use in Windows NT, Windows 2000 and Sun Solaris operating environments. SonicWALL GMS is also compatible with leading relational database management systems such as Oracle and Microsoft SQL Server.

RedCreek Internet Security Appliances

•
RedCreek Personal RAVLIN II.    This Internet security appliance is a single-user hardware client that provides full IPSec Virtual Private Network (VPN) capability in a compact form factor. The Personal Ravlin II can be configured by the administrator to support up to 2 simultaneous tunnels and is capable of 3DES VPN throughput of 2-6Mbps. The Personal Ravlin II supports up to 5 users on the local network and includes two 10BaseT ethernet ports.

•
RedCreek RAVLIN 3300.    This Internet security appliance can serve as a head-end VPN system, providing small businesses with feature-rich VPN concentration of both remote access users and site-to-site connections. Additionally, the Ravlin 3300 transparently interacts with legacy networking and security components for easy VPN expansion of enterprise-scale secure networks. The Ravlin 3300 is capable of 3DES VPN throughput of 2-6 Mbps and can terminate up to 20 site-to-site connections. The Ravlin 3300 supports up to 253 users on the local network and includes two 10BaseT ethernet ports.

•
RedCreek RAVLIN 5300.    This Internet security appliance builds on the VPN-specialized software and networking technologies of the Ravlin 3300 but offers more powerful processors and cryptographic accelerators to support up to 45Mbps of encrypted communications, concentrating up to 100 site-to-site connections and an unlimited number of remote users. The Ravlin 5300 supports an unlimited number of users on the local network and includes two 10/100 fast ethernet ports.

•
RedCreek RAVLIN 7160.    This Internet security appliance is a rack mountable data center grade member of the Ravlin family of security devices. This product is connected to computing resources via any combination of two Ethernet interfaces. The RJ45 connectors automatically sense connection to 10BaseT and 100Base-TX devices, hubs and networks. The Ravlin 7160 supports an unlimited number of users on the local network and includes two 10/100 fast ethernet ports.

Security Applications

SonicWALL Internet Security Appliances integrate seamlessly with a comprehensive and expanding line of value-added security services to provide complete Internet security. With SonicWALL’s integrated security services, companies avoid the integration and maintenance problems that often result from sourcing, installing, and maintaining security products from multiple vendors. Our security services are easily enabled on the base hardware platform via a software key.

•
Anti-Virus.    Our anti-virus subscription service eliminates the challenges of installing and maintaining anti-virus protection throughout a business and across a distributed network. This SonicWALL service integrates with our security appliances to deploy and maintain anti-virus software for each user on the network—without the need for desktop-by-desktop installation, configuration and maintenance. Automatic anti-virus updates ensure all network nodes are protected from new virus outbreaks.

•
Virtual Private Networking.    We developed virtual private networking support for the SonicWALL products to provide a means for our customers to use the Internet for secure communication between LANs, and from remote clients to LANs. SonicWALL virtual private networking complies with the IPSec standard and supports three data encryption methods: 56 bit Data Encryption Standard (DES); 168 bit Data Encryption Standard (Triple-DES); and 56 bit ARCFour (ARC4). By building our virtual private networking technology on industry standards—IPSec, DES and Triple-DES—we have been able to establish virtual private networking interoperability with other leading virtual private networking solutions from companies such as Check Point Software, Nokia and Cisco.

•
Content Filtering.    Our Internet content filter blocks objectionable content using a list of prohibited URLs and keywords as well as cookies, Java and ActiveX scripts. We license the widely respected CyberNOT list of URLs and adapt it for our products. Each SonicWALL appliance can automatically download an updated URL list weekly to keep pace with the dynamic nature of Internet content by subscribing to the SonicWALL Internet Content Filtering subscription.

Transaction Security Products

SonicWALL transaction security products boost web site performance by completely offloading all SSL processing from the web servers to a device optimized for handling SSL transactions. SonicWALL SSL products use a powerful onboard processor with SonicWALL’s proprietary embedded operating system to deliver a complete end-to-end security system. Our SSL products boost e-commerce web site performance up to 50 times at a fraction of the cost of installing new web servers. Storing up to 256 keys and certificates, SonicWALL SSL products ensure complete web server independence for secure processing.

Our product line has the following hardware configurations:

•
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

•	SonicWALL SSL Appliances. These rack mount or appliance form factor products are designed for data centers, e-commerce web hosting environments and enterprise networks. The SonicWALL SSL appliances have two 10/100 Mbps Fast Ethernet ports—one for network traffic and one for server traffic, and support up to 200 new SSL connections per second and up to 900 sustained SSL connections per second for high-demand SSL processing. They also include a fail-over port and redundant power supply for high availability SSL processing.

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

All of our research and development activities are conducted at our principal facilities in Sunnyvale, California and in Salt Lake City, Utah. In 1999, 2000 and 2001 we incurred expenses of $3,634,000, $11,359,000 and $20,405,000, respectively, on research and development.

Competition

The market for Internet security products is worldwide and highly competitive, and we expect competition to intensify in the future. There are few substantial barriers to entry, and additional competition from existing competitors and new market entrants will occur in the future. Current and potential competitors in our markets include, but are not limited to the following companies, all of which sell worldwide or have a presence in most of the major markets for such products:

•	enterprise firewall software vendors such as Check Point Software and Symantec;

•	network equipment manufacturers such as Cisco, Lucent Technologies, Nortel Networks and Nokia;

•	encryption processing equipment manufacturers such as nCipher and Rainbow Technologies;

•	computer or network component manufacturers such as Intel;

•	operating system software vendors such as Microsoft, Novell and Sun Microsystems;

•	security appliance suppliers such as WatchGuard Technologies and NetScreen Technologies; and

•	low cost Internet router suppliers, which may include limited Internet security functionality.

Many of our competitors have generally targeted large enterprises’ security needs with firewall and SSL products that range in price from approximately $5,000 to more than $15,000, which may increase competitive pressure on some of our products, resulting in both lower prices and gross margins. Recently, some of our competitors have introduced products priced at less than $1,000. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. Nothing prevents or hinders these actual or potential competitors from entering our target markets at any time. In addition, our competitors may bundle products competitive to ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products. If these companies were to use their greater financial, technical and marketing resources in our target markets, it could adversely affect our business.

Proprietary Rights

We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized parties may misappropriate or infringe on our patents, trade secrets, copyrights, trademarks, service marks and similar proprietary rights. As of December 31, 2001, we have filed fourteen United States patent applications, and we plan to aggressively pursue additional patent protection. Our pending patent applications may not result in the issuance of any patents. Even if we obtain such patents, that will not guarantee that our patent rights will be valuable, create a competitive barrier, or will be free from infringement. Furthermore, if any patent is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

U.S. Government Export Regulation Compliance

Our products are subject to federal export restrictions on encryption strength. Federal legal requirements allow the export of any-strength encryption to designated business sectors overseas, including U.S. subsidiaries, banks, financial institutions, insurance companies and health and medical end users. We have obtained a federal export authorization that allows us to export encryption technology to commercial entities in approved countries. With these expanded export rights; we may export strong encryption to a wide range of foreign end-users, subject to limitations and record-keeping requirements. We expect that our distributors understand these export requirements and comply with them in the sale and distribution of our products.

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

Information about Segments and Geographic Areas

Financial information relating to our segments and information on revenues generated in different geographic areas set forth in Note 8, entitled “Segment Reporting,” of the Notes to Consolidated Financial Statements in Item 8 of this report. In addition, information regarding risks attendant to our foreign operations is set forth under the heading “RISK FACTORS” included later in this report.

Employees

As of December 31, 2001, we had 437 employees. Of these, 222 were employed in sales and marketing, 41 in finance and administration, 133 in research and development and 41 in operations. We are not party to any collective bargaining agreements with our employees and we have not experienced any work stoppages. We believe we have excellent relations with our employees.

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

Company Risks

We have difficulty predicting our future operating results or profitability due to volatility in general economic conditions and the Internet security market.

Overall weakness in the general economy and volatility in the demand for Internet security products are two of the many factors underlying our inability to predict our revenue for a given period. We base our spending levels for product development, sales and marketing, and other operating expenses largely on our expected future revenue. A large proportion of our expenses are fixed for a particular quarter or year, and therefore, we may be unable to decrease our spending in time to compensate for any unexpected quarterly or annual shortfall in revenue. As a result, any shortfall in revenue could adversely affect our operating results.

For the year ended December 31, 2001 we reported a net loss of $20.9 million, or approximately 18.7% of revenue. We do not know if we will be able to achieve profitability in the future.

We may be unable to manage our growth, and if we cannot do so, it could have a material adverse effect on our business.

Our business has grown rapidly in recent years. As of December 31, 2000, we had 279 employees. As of December 31, 2001, we had 437 employees, an increase of approximately 57%. In addition, we have experienced expansion in our manufacturing and shipping requirements, our product line, our customer and our end user installed base. This rapid expansion has placed significant strain on our administrative, operational and financial resources and has resulted in ever-increasing responsibilities for our management personnel. These changes have increased the complexity of managing SonicWALL. If we continue to experience significant growth, our current systems, management and resources may be inadequate, and our organization will need to grow rapidly in order to meet the demands placed on our business. If we cannot manage our growth effectively, our business prospects will be materially adversely affected.

We depend on two major distributors for a significant amount of our revenue, and if they or others cancel or delay purchase orders, our revenue may decline and the price of our stock may fall.

To date, sales to two distributors have accounted for a significant portion of our revenue. In 1999, Ingram Micro and Tech Data, both of which are global computer equipment and accessory distributors, accounted for approximately 34% and 12% of our revenue, respectively. In 2000, approximately 84% of our sales were to distributors, and Ingram Micro and Tech Data accounted for approximately 32% and 20% of our revenue, respectively. In 2001, approximately 88% of our sales were to distributors and resellers, Ingram Micro and Tech Data accounted for approximately 27% and 19% of our revenue, respectively. We cannot assure you that either of these existing customers will continue to place orders with us, that orders by these existing customers will continue at the levels of previous periods or that we will be able to obtain large orders from new customers. If any of the foregoing should occur, our revenues will likely decline and our business will be adversely affected.

We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. If any of our major distributors stops or delays its purchase of our products, our revenue and profitability would be adversely affected. In addition, as of December 31, 2001, Ingram Micro and Tech Data represented $1.5 million and $6.5 million, respectively, of our accounts receivable, constituting 8% and 34%, respectively, of total receivables. The failure of any of these distributors to pay us in a timely manner could adversely affect our payments to suppliers and our creditworthiness, which could make it more difficult to conduct business.

Although we have limited one-year agreements with Ingram Micro and Tech Data, these contracts are subject to termination at any time, and we do not know if these customers will continue to place orders for our products.

If an original equipment manufacturer customer cancels, reduces or delays purchases, our revenue may decline and our business could be adversely affected.

We currently have formed Original Equipment Manufacturer (OEM) relationships with four original equipment manufacturers including 3Com, Cisco, and Netgear. If we fail to sell to such OEMs in the quantities expected, or if any OEM terminates our relationship, this could adversely affect our reputation, the perception of our products and technology in the marketplace or the growth of our business, and your investment in our common stock may decline in value.

Average selling prices of our products may decrease, which may reduce our gross margins.

The average selling prices for our products may decline as a result of competitive pricing pressures, promotional programs and customers who negotiate price reductions in exchange for longer-term purchase commitments. The pricing of products depends on the specific features and functions of the products, purchase volumes and the level of sales and service support. We expect competition to increase in the future. As we experience pricing pressure, we anticipate that the average selling prices and gross margins for our products will decrease over product life cycles. We cannot assure you that we will be successful in developing and introducing on a timely basis new products with enhanced features, or that these products, if introduced, will enable us to maintain our average selling prices and gross margins at current levels. Our gross margin has been and will continue to be affected by a variety of factors, including competition, the mix and average selling prices of products, new product introductions and enhancements and the cost of components and manufacturing labor. We must manage each of these factors effectively for our gross margins to remain at current levels.

We offer retroactive price protection to our major distributors and if we fail to balance their inventory with end user demand for our products, our allowance for price protection may be inadequate. This could adversely affect our results of operations.

We provide our major distributors with price protection rights for inventories of our products held by them. If we reduce the list price of our products, our major distributors receive refunds or credits from us that reduce the price of such products held in their inventory based upon the new list price. As of December 31, 2001, we estimated that approximately $8.0 million of our products in our distributors’ inventory are subject to price protection. This amount represented approximately 7.1% of our revenue for the year ended December 31, 2001. We have incurred less than $100,000 of credits under our price protection policies in the past three fiscal years. Future credits for price protection will depend on the percentage of our price reductions for the products in inventory and our ability to manage the level of our major distributors’ inventory. New product introductions or price reductions by us or our competitors could result in significant product price adjustments. If future price protection adjustments are higher than expected, our future results of operations could be materially adversely affected.

Potential future acquisitions could be difficult to integrate, disrupt our business, dilute shareholder value and adversely affect our operating results.

In November 2000, we completed the acquisition of Phobos Corporation and since then we have completed acquisitions of several smaller companies. We may make additional acquisitions or investments in other companies, products or technologies in the future. If we acquire other businesses in the future, we will be required to integrate operations, train, retain and motivate the personnel of these entities as well. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners.

We may have to incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our stockholders. In addition, our profitability has suffered because of acquisition-related costs and amortization costs for acquired goodwill and other intangible assets.

We are dependent on international sales for a substantial amount of our revenue. We face the risk of international business and associated currency fluctuations, which might adversely affect our operation results.

International revenue represented 34% of total revenue in 1999, 32% of total revenue in 2000 and 31% of total revenue in 2001. For the year ended December 31, 2001, revenue from Japan represented 10% of our total revenue, and revenue from all other international regions collectively represented approximately 21% of our total revenue. We expect that international revenue will continue to represent a substantial portion of our total revenue in the foreseeable future. Our risks of doing business abroad include our ability to maintain distribution relationships on favorable terms. To the extent we are unable to favorably renew our distribution agreements or make alternative arrangements, revenue may decrease from our international operations. We also face risks associated with general economic conditions and regulatory uncertainties associated with our international sales. Because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. We are subject to the risks of conducting business internationally, including potential foreign government regulation of our technology, general geopolitical risks associated with political and economic instability, changes in diplomatic and trade relationships, and foreign countries’ laws affecting the Internet generally.

Delays in deliveries from our component suppliers could cause our revenue to decline and adversely affect our results of operations.

We outsource all of our hardware manufacturing and assembly of security appliances to a single manufacturer. Our SonicWALL products incorporate certain components or technologies that are only available from single or limited sources of supply. Specifically, our products rely upon microprocessors from Motorola and Intel and incorporate software products from third-party vendors. We do not have long-term supply arrangements with any vendor, and any disruption in the supply of these technologies may adversely affect our ability to obtain necessary components or technology for our products. If we are unable to purchase such components or maintain licenses from these suppliers, this may delay or prevent product shipments and result in a loss of sales. This could cause a loss of revenue that would adversely affect our results of operations. We may not be able to replace any of these supply sources on economically advantageous terms. In addition, our products utilize components that have in the past been subject to market shortages and price fluctuations. If we experience price increases in our product components, we will experience declines in our gross margin.

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

We outsource all of our hardware manufacturing and assembly primarily to one third-party manufacturer and assembly house, Flash Electronics, Inc. We do not have a long-term manufacturing contract with this vendor. Flash Electronics has produced our products with acceptable quality, quantity and cost in the past, but it may be unable or unwilling to meet our future demands. Our operations could be disrupted if we have to switch to a replacement vendor or if our hardware supply is interrupted for an extended period. This could result in loss of customer orders and revenue.

If we fail to predict our manufacturing requirements accurately, we could incur additional costs or experience manufacturing delays, which could reduce our gross margins or cause us to lose sales. We provide forecasts of our demand to our primary contract manufacturer up to six months prior to scheduled delivery of products to our customers. If we overestimate our requirements, our primary contract manufacturer many have excess inventory, which would increase our costs. If we underestimate our requirements, our primary contract manufacturer may have an inadequate component inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. We may also experience shortages of components from time to time, which also could delay the manufacturing of our products.

We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively.

We currently rely on a combination of patent, trademark, copyright, and trade secret laws, confidentiality provisions and other contractual provisions to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized parties may misappropriate or infringe on our patents, trade secrets, copyrights, trademarks, service marks and similar proprietary rights. As of December 31, 2001, we have filed fourteen United States patent applications, and we plan to aggressively pursue additional patent protection. Our pending patent applications may not result in the issuance of any patents. Even if we obtain such patents, that will not guarantee that our patent rights will be valuable, create a competitive barrier, or will be free from infringement. Furthermore, if any patent is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

Potential intellectual property claims and litigation could subject us to significant liability for damages and invalidation of our proprietary rights.

In the future, we may have to resort to litigation to protect our intellectual property rights or trade secrets or to determine the validity and scope of the proprietary rights of others. We may face infringement claims from third parties in the future. The computer industry has seen frequent litigation over intellectual property rights. We expect that infringement claims will be more frequent for Internet participants as the number of products, services and competitors grows and the functionality of products and services overlaps. Any litigation, regardless of its success, would probably be costly and require significant time and attention of our key management and technical personnel. Litigation could also force us to:

•	stop or delay selling, incorporating or using products that incorporate the challenged intellectual property;

•	pay damages;

•	enter into licensing or royalty agreements, which may be unavailable on acceptable terms; or

•	redesign products or services that incorporate infringing technology.

If any of the above occur, our revenues could decline and our business could suffer. Undetected product errors or defects could result in loss of revenue, delayed market acceptance and claims against us.

We offer a one-year warranty on all of our products, allowing the end user to receive a repaired or replacement product for any defective unit. Historically, refunds based on product warranty claims have been insignificant. Although we have discovered few errors or defects in our products, our products may contain undetected errors or defects. If there is a product failure, we may have to replace all affected products without being able to record revenue for the replacement units, or we may have to refund the purchase price for such units. Despite extensive testing, some errors are discovered only after a product has been installed and used by customers. Any errors discovered after commercial release could result in loss of revenue and claims against us. In the year ended December 31, 2001, refunds attributable to errors or defects in products amounted to less than 1% of total revenue.

If our products do not interoperate with our end customers’ networks, installations could be delayed or cancelled, which could significantly reduce our revenues.

Our products are designed to interface with our end user customers’ existing networks, each of which has different specifications and utilizes multiple protocol standards. Many of our end user customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must interoperate with all of the products within these networks as well as with future products that might be added to these networks in order to meet our end customers’ requirements. If we find errors in the existing software used in our end customers’ networks, we may elect to modify our software to fix or overcome these errors so that our products will interoperate and scale with their existing software and hardware. If our products do not interoperate with those within our end user customers’ networks, installations could be delayed or orders for our products could be cancelled, which could significantly reduce our revenues.

If we do not retain our key employees and attract new employees, our ability to execute our business strategy will be impaired.

We compete for employees in California’s Silicon Valley, one of the most difficult employer environments in the United States. Our future success will depend largely on the efforts and abilities of our current senior management and our ability to attract and retain additional key development, technical, operations, information systems, customer support and sales and marketing personnel. We do not have employment contracts with any of our key employees, who may leave us at any time. Specifically, the services of Sreekanth Ravi, Chairman of the Board of Directors, Cosmo Santullo, President and Chief Executive Officer, Sudhakar Ravi, Chief Technical Officer, and Michael Sheridan, Senior Vice President of Strategy and Chief Financial Officer, would be difficult to replace. We do not maintain life insurance for any of our key personnel.

If we are unable to meet our future capital requirements, our business will be harmed.

We expect our cash on hand, cash equivalents and commercial credit facilities to meet our working capital and capital expenditure needs for at least the next 12 months. However, at any time, we may decide to raise additional capital to take advantage of strategic opportunities available or attractive financing terms. If we issue equity securities, shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, operating results and financial condition.

Industry Risks

Our revenue growth is dependent on the continued growth of broadband access services, which are currently in early stages of development, and if such services are not widely adopted or we are unable to address the issues associated with the development of such services, our sales will be adversely affected.

Sales of our products depend on the increased use and widespread adoption of broadband access services, such as cable, DSL, Integrated Services Digital Network, or ISDN, Frame Relay and T-1. These broadband access services typically are more expensive in terms of required equipment and ongoing access charges than is the case with Internet dial-up access providers. Our business, prospects, results of operations and financial condition would be adversely affected if the use of broadband access services does not increase as anticipated or if our customers’ access to broadband services is limited. Critical issues concerning use of broadband access services are unresolved and will likely affect the use of broadband access services. These issues include security, reliability, bandwidth, congestion, cost, ease of access and quality of service.

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

The market for Internet security products is worldwide and highly competitive, and we expect competition to intensify in the future. There are few substantial barriers to entry, and additional competition from existing competitors and new market entrants will likely occur in the future. Current and potential competitors in our markets include, but are not limited to the following, all of which sell worldwide or have a presence in most of the major markets for such products:

•	enterprise firewall software vendors such as Check Point Software and Symantec;

•	network equipment manufacturers such as Cisco, Lucent Technologies, Nortel Networks and Nokia;

•	encryption processing equipment manufacturers such as nCypher and Rainbow Technologies;

•	computer or network component manufacturers such as Intel;

•	operating system software vendors such as Microsoft, Novell and Sun Microsystems;

•	security appliance and PCI card suppliers such as WatchGuard Technologies and NetScreen Technologies; and

•	low cost Internet router suppliers which may include limited Internet security functionality.

Most of our competitors to date have generally targeted large enterprises’ security needs with firewall and SSL products that range in price from approximately $5,000 to more than $15,000, which may increase competitive pressure on some of our products, resulting in both lower prices and gross margins. Recently, some of our competitors have introduced products priced at less than $1,000. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. Nothing prevents or hinders these actual or potential competitors from entering our target markets at any time. In addition, our competitors may bundle products competitive to ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products. If these companies were to use their greater financial, technical and marketing resources in our target markets, it could adversely affect our business.

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

Any additional governmental regulation of imports or exports or failure to obtain required export approval of our encryption technologies could adversely affect our international and domestic sales. The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Additional regulation of encryption technology could delay or prevent the acceptance and use of encryption products and public networks for secure communications. This, in turn, could decrease demand for our products and services. In addition, some foreign competitors are subject to less stringent controls on exporting their encryption technologies. As a result, they may be able to compete more effectively than we can in the United States and international Internet security market.

Recently, political attention has resulted in legislative efforts to make the Internet safe for children at schools and other educational institutions receiving federal assistance by linking the receipt of federal funds to the existence of content filtering and security software for such institutions’ Internet connections. Some have questioned the constitutionality or other legality of such efforts. We believe that any government controls or attempts to regulate the Internet could have a material adverse effect on our business. For example, legislation requiring Internet security for schools receiving federal funds would encourage purchases of our SonicWALL products; a court ruling invalidating such legislation might reduce sales to these market segments.

Investment Risks

Because they own approximately 24% of our stock, our officers and directors can significantly influence all matters requiring shareholder approval.

As of December 31, 2001 our officers and directors, in the aggregate, beneficially owned approximately 24% of our outstanding common stock. These shareholders, if acting together, would be able to significantly influence all matters requiring shareholder approval, including the election of directors, mergers or other forms of business combinations.

Our stock price may be volatile.

The market price of our common stock has been highly volatile and has fluctuated significantly in the past. We believe that it may continue to fluctuate significantly in the future in response to the following factors, some of which are beyond our control:

•	general economic decline, and the effect that decline has upon customers’ purchasing decisions;

•	variations in quarterly operating results;

•	changes in financial estimates by securities’ analysts;

•	changes in market valuations of technology and Internet infrastructure companies;

•	announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a major client or failure to complete significant license transactions;

•	additions or departures of key personnel;

•	sales of common stock in the future; and

•	fluctuations in stock market price and volume, which are particularly common among highly volatile securities of Internet-related companies.

Charter and bylaw provisions limit the authority of our shareholders, and therefore minority shareholders may not be able to significantly influence SonicWALL’s governance or affairs.

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

Our charter documents also provide for limits on the ability of shareholders to call special meetings and act by written consent and prohibit cumulative voting for directors. As a result, minority shareholder representation on the board of directors may be difficult to establish. The charter documents also limit the persons who may call special meetings of the shareholders, prohibit shareholder actions by written consent and establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by shareholders at shareholder meetings.

ITEM 2.    Properties

Our corporate headquarters and executive offices are located in approximately 86,000 square feet of office space in Sunnyvale, California under a lease that expires in October 2004. We also lease approximately 34,000 square feet of office space in Salt Lake City, Utah under a lease that expires in April 2005 and approximately 11,000 square feet of office space in three other California locations under leases that expire at various dates ranging from 2003 to 2005. Additional sales and support offices are leased in the Netherlands, the United Kingdom, France, Norway, Switzerland, Australia, Brazil, Germany, Japan, Singapore, Korea and Hong Kong. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

ITEM 3.    Legal Proceedings

We are party to routine litigation incident to our business. Management believes that none of these legal proceedings will have a material adverse effect on our consolidated financial statements taken as a whole or our results of operations.

On December 6, 2001, a securities class action complaint was filed in the U.S. Southern District Court of New York against us, three of our officers and directors, and certain of the underwriters in our initial public offering in November 1999 and our follow-on offering in March 2000. The complaint seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in our public offerings. While we believe that the claims against us and our officers and directors are without merit and intend to vigorously defend against these allegations, the litigation could result in substantial costs and divert our attention and resources, which could have a material adverse effect on our business, operating results, liquidity and financial condition.

ITEM 4.    Submission Of Matters To A Vote Of Security Holders

At the Annual Meeting of Shareholders held on December 14, 2001, our shareholders voted on and approved the following proposals:

Proposal 1.    Elect six directors to the Board of Directors;

Proposal 2.    Ratify the selection of PricewaterhouseCoopers LLP as independent accountants of the                  Company’s financial statements for the year ending December 31, 2001.

Proposal 1.    Election of Directors

The following directors were elected at the December 2001 Shareholders Meeting:

Director	In favor	Withheld	Broker non-votes
Sreekanth Ravi, Chairman	54,217,489	3,076,407	n/a
Charles D. Kissner	56,448,135	845,761	n/a
Cosmo Santullo	54,206,562	3,087,334	n/a
David A. Shrigley	56,436,015	857,881	n/a
Cary Thompson	56,448,138	845,758	n/a
Robert M. Williams	56,448,036	845,860	n/a

Proposal 2.    Ratification of Independent Public Accountants

For	Against	Withheld	Broker non-votes
57,272,885	10,304	10,707	0

PART II

ITEM 5.    Market For Registrant’s Common Equity And Related Stockholder Matters

Our common stock commenced trading on the Nasdaq National Market on November 11, 1999 and is traded under the symbol “SNWL”. As of December 31, 2001, there were approximately 188 holders of record of the common stock. The high and low sale prices for the common stock as reported on the Nasdaq National Market were:

	High	Low
Fiscal 2000
First Quarter	$66.25	$17.69
Second Quarter	$46.63	$22.06
Third Quarter	$54.31	$26.81
Fourth Quarter	$24.38	$12.00
Fiscal 2001
First Quarter	$19.94	$8.63
Second Quarter	$25.21	$9.25
Third Quarter	$23.96	$10.95
Fourth Quarter	$19.70	$11.26

We have never paid a cash dividend on our capital stock. We currently anticipate that we will retain all available funds for use in our business and we do not anticipate paying any cash dividends.

During the course of 2001, we completed several minor transactions for the acquisition of certain technologies and sales and marketing personnel for an aggregate purchase consideration of 270,000 shares of common stock and approximately $2.6 million in cash consideration.

In October 2001, we assumed the 2001 stock option plan and options issued thereunder of RedCreek Communications, Inc. in connection with the acquisition.

In March 2001, we issued approximately 735,000 shares of our common stock in connection with the acquisition of Ignyte Technology, Inc.

In November 2000, we issued approximately 9,906,000 shares of our common stock in connection with the acquisition of Phobos Corporation.

In September 2000, we effected a two-for-one stock split effective September 15, 2000. All share and per share amounts have been adjusted accordingly throughout this document to reflect the stock split.

In March 2000, we completed a secondary offering of 7,000,000 shares of our common stock at a price of $50 per share, of which 3,500,000 shares were sold by us and 3,500,000 shares were sold by selling shareholders. We received approximately $166 million in net proceeds from the offering to support our growth and working capital.

ITEM 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K. The consolidated statements of operations data for each of the years in the three-year period ended December 31, 2001, and the balance sheet data at December 31, 2001 and 2000 are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1998 and 1997 and the balance sheet data at December 31, 1999, 1998 and 1997 are derived from audited financial statements which are not included in this Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands, except per share data)
Statements of Operations Data:
Revenue:
Product	$9,342	$7,480	$19,130	$60,101	$86,777
License and service	—	35	1,917	9,347	25,210

Total revenue	9,342	7,515	21,047	69,448	111,987

Cost of revenue:
Product	4,842	3,307	5,884	17,310	25,244
License and service	—	1	77	262	1,431

Total cost of revenue	4,842	3,308	5,961	17,572	26,675

Gross margin	4,500	4,207	15,086	51,876	85,312

Operating expenses:
Research and development	1,983	2,051	3,634	11,359	20,405
Sales and marketing	2,468	2,870	5,342	15,662	32,910
General and administrative	644	753	1,761	5,745	9,571
In-process research and development	—	—	—	2,300	—
Amortization of goodwill and intangible assets	—	—	—	4,961	43,238
Stock-based compensation	—	42	2,895	3,315	3,009

Total operating expenses	5,095	5,716	13,632	43,342	109,133

Income (loss) from operations	(595)	(1,509)	1,454	8,534	(23,821)
Interest income and other expense, net	29	54	536	10,136	9,258

Income (loss) before income taxes	(566)	(1,455)	1,990	18,670	(14,563)
Benefit from (provision for) income taxes	99	(6)	(1,832)	(9,923)	(6,351)

Net income (loss)	$(467)	$(1,461)	$158	$8,747	$(20,914)

Basic net income (loss) per share	$(0.03)	$(0.06)	$0.00	$0.16	$(0.32)

Diluted net income (loss) per share	$(0.03)	$(0.06)	$0.00	$0.14	$(0.32)

Shares used in calculation of basic net income (loss) per share	16,922	22,502	34,668	54,879	64,467

Shares used in calculation of diluted net income (loss) per share	16,922	22,502	42,392	60,496	64,467

	As of December 31,
	1997	1998	1999	2000	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$787	$1,051	$62,589	$140,287	$60,908
Short-term investments	—	—	—	79,257	166,271
Total assets	2,374	4,751	71,239	488,117	516,351
Total shareholders’ equity.	465	1,488	60,750	435,758	451,153

ITEM 7.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following commentary should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this document.

Overview

SonicWALL designs, develops, manufactures and sells Internet security infrastructure products designed to provide secure Internet access to broadband customers, enable secure Internet-based connectivity for distributed organizations and process secure transactions for enterprises and service providers. We believe our access security appliances provide high performance, robust, reliable, easy-to-use and affordable Internet firewall security and virtual private networking (“VPN”) functionalities. We also sell value-added security applications for our access security appliances including content filtering and vulnerability assessment services, digital certificates and anti-virus protection on an annual subscription basis. Our transaction security products provide high performance SSL acceleration and offloading to enable service providers and enterprises to deploy e-commerce and web-based applications without degrading web server performance. We sell our products primarily to customers in the small to medium enterprise, e-commerce, service provider, branch office and telecommuter markets. As of December 31, 2001, we have sold more than 220,000 of our Internet security appliances worldwide.

From inception through 1996, we derived substantially all of our revenue from the development and marketing of networking products for Apple Macintosh computers. These products enabled Apple Macintosh computers to connect to computer networks using Ethernet communications standards. The Ethernet standard was developed in the 1970s by Xerox Corporation and is the most widely used technology to facilitate communication between computers on local area networks. The Ethernet standard is defined by the Institute of Electrical and Electronics Engineers and specifies the speed and other characteristics of a computer network. In 1998, we made a strategic business decision to concentrate our resources in the Internet security market. As a result, we stopped shipments of our Ethernet product line during December 1999. In October 1997, we introduced our first Internet security appliance, the SonicWALL DMZ, and began volume shipments in 1998. We have since focused all our development, marketing and sales efforts on the Internet security appliance market, and we have progressively introduced a broad line of Internet security products and services from 1998 through 2001.

Our SonicWALL product line provides our customers with comprehensive integrated security including firewall, VPN, anti-virus, content filtering and SSL encryption and decryption functionality, giving users affordable Internet security and secure Internet transactions. SonicWALL delivers plug-and-play appliance solutions that we believe are high performance, easy to install and cost-effective. With current suggested retail prices ranging from $495 to $29,995, our products are designed to enable customers to reduce purchase costs and avoid hiring costly information technology personnel for Internet security. By using an embedded single purpose operating system and a solid state hardware design without moving parts, our products maximize reliability and uptime. The SonicWALL access security products can be used in networks ranging in size from 1 to 10,000 users and are fully compatible with VPN technology from more expensive enterprise security solutions offered by, among others, Check Point Software, Nortel Networks and Cisco.

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

Acquisitions

On November 14, 2000, we acquired Phobos Corporation (“Phobos”) for $216.5 million in a transaction accounted for as a purchase. Phobos designed, developed and sold scaleable SSL solutions for Internet service providers, application service providers, e-commerce companies and web hosting and enterprise network operations centers. Under the terms of the merger, 0.615 shares of our common stock was exchanged for each share of outstanding Phobos common stock at November 14, 2000, the closing date of the merger. In connection with the merger, we issued 9,906,000 shares of our common stock, and options and warrants to purchase 2,294,000 shares of its common stock. The total purchase price was based upon the average fair value of our common stock for five trading days surrounding the date the acquisition was announced. In addition, we paid $30 million in cash to the shareholders of Phobos based upon their pro-rata ownership percentage in Phobos. The merger agreement also provided for up to an additional $20 million in cash to be payable upon achievement of certain quarterly revenue targets during 2001, of which $4 million was earned and recorded as additional goodwill.

On March 8, 2001, we acquired Ignyte Technology, Inc. (“Ignyte”) in a transaction accounted for as a purchase. Ignyte provided in-depth consulting, design and support for enterprise networking customers, as well as management of their Internet security needs. As of the acquisition date we recorded the fair value of Ignyte’s assets and liabilities. The resulting goodwill and other intangibles are being amortized over the expected useful lives of three to six years. The total purchase price of $10.2 million was based upon the average fair value of our common stock for five trading days surrounding the date the acquisition was announced. The purchase price consisted of 735,000 shares issued for common stock and options of Ignyte valued at approximately $8,975,000, $685,000 in cash consideration and $600,000 in closing costs.

On October 25, 2001, we acquired substantially all of the assets and certain liabilities of RedCreek Communications, Inc. (“RedCreek”) in a transaction accounted for as a purchase. RedCreek developed and sold standards-based Internet security products for corporate data communications networks that enable the secure transmission of data between offices over the Internet. As a result of this acquisition, the Company expects to expand its enterprise market share. At the closing of the acquisition, we paid $12.5 million in cash, assumed certain current accounts payable and other liabilities of RedCreek, and forgave repayment of bridge loan amounts payable by RedCreek to us that were used by RedCreek to fund its operating expense from the date the purchase agreement was signed until the closing of the acquisition. We also assumed RedCreek’s 2001 stock option plan and 206,500 options valued at $2,205,000 issued thereunder. In the event RedCreek products achieve certain quarterly sales targets during 2001 to 2003, we are obligated to pay additional purchase consideration of up to $4.5 million in cash, which payments would be recorded, if and when payable, as adjustments to goodwill.

During the course of 2001, we completed several minor transactions for the acquisition of certain technologies and personnel for an aggregate purchase consideration of 270,000 shares of common stock valued at approximately $4,321,000 and approximately $2.6 million in cash consideration.

Results of Operations

The following table sets forth financial data for the years indicated as a percentage of total revenue:

	Year Ended December 31,
	1999	2000	2001
Revenue:
Product	90.9%	86.5%	77.5%
License and service	9.1	13.5	22.5

Total revenue	100.0	100.0	100.0
Cost of revenue:
Product	27.9	24.9	22.5
License and service	0.4	0.4	1.3

Total cost of revenue	28.3	25.3	23.8

Gross margin	71.7	74.7	76.2
Operating expenses:
Research and development	17.2	16.3	18.2
Sales and marketing	25.4	22.6	29.4
General and administrative	8.4	8.3	8.6
In-process research and development	—	3.3	—
Amortization of goodwill and intangible assets	—	7.1	38.6
Stock-based compensation	13.8	4.8	2.7

Total operating expenses	64.8	62.4	97.5

Income (loss) from operations	6.9	12.3	(21.3)
Interest income and other expense, net	2.6	14.6	8.3

Income (loss) before income taxes	9.5	26.9	(13.0)
Provision for income taxes	(8.7)	(14.3)	(5.7)

Net income (loss)	0.8%	12.6%	(18.7)%

2001 compared to 2000

Product revenue.    Revenue from sales of our products increased to $86.8 million for the year ended December 31, 2001 from $60.1 million in the year ended December 31, 2000. Net product revenue growth was across all geographies and products. Our Small to Medium Enterprise (“SME”) products, including our TELE, SOHO, XPRS and PRO product lines, represented approximately 90% of product revenues in 2001 compared to almost 100% of product revenues in 2000. Our transaction security and large network access security products, including our SSL and GX product lines, represented approximately 6% of product revenues in 2001 compared to less than 1% in 2000. During 2001, we generated approximately 4%, or $3.5 million, of product revenues from certain legacy products of acquired entities that have generally been brought to end of life within the first year of combined operations. These revenues have been generated from network infrastructure products that are not part of our long-term product strategy. Specific events during 2001 that impacted the growth of our product revenues include the following:

•	Introduction of our third generation products and the gigabit performance access security appliances (the GX series);

•	Introduction of transaction security products, which includes the SSL, SSL-R3 and SSL-R6 appliances;

•	Expansion of our worldwide sales and marketing organization to 222 employees as of December 31, 2001 from 105 employees as of December 31, 2000;

•	Expansion of our distribution channel; and an

•	OEM Agreement with Cisco for sales of our transaction security products.

We anticipate going forward a majority of our product revenues to be generated from the SME access security market. We will continue to reach this market through our distribution and OEM channels. We have established an enterprise sales team to address the needs of large enterprises, and this team will focus primarily on selling our GX products into these access security opportunities. In addition, we believe that successful penetration of these large networks is a means of furthering our penetration of the SME market products, as the perimeter of these large networks are the branch office and telecommuter opportunities of the SME market products. Our enterprise sales team is also selling our transaction security products into large enterprises, however this market is in an early stage of development and we do not expect transaction security revenues to represent more than 10% of total product revenues in 2002.

License and service revenue.    Revenue from licenses and services increased to $25.2 million in the year ended December 31, 2001 from $9.3 million in the year ended December 31, 2000. License and service revenue is comprised primarily of licenses and services such as VPN, anti-virus protection, content filtering and node upgrades that are sold into the installed base of access security appliances. In addition, we generate license and service revenues from extended warranty contracts, licensing of our Global Management software, licensing of our VPN ASIC, licensing of our firewall software, and professional services related to training, consulting and engineering services. Our installed base has grown from approximately 117,000 units at the end of 2000 to approximately 220,000 units at the end of 2001, and as a result we have generated significant growth in our integrated license and service products. This growth has resulted from initial sales with new units as well as renewals of subscriptions for products such as content filtering and anti-virus subscriptions. In addition to generating approximately 110% growth in sales of these integrated licenses and services in 2001, we were also successful in licensing our firewall software and VPN ASIC to OEM providers, such as Netgear, under royalty arrangements. These license and royalty fees grew to represent approximately 4% of total revenues in 2001. Professional services and training revenue represents approximately 13% and 10% of service revenue during 2001 and 2000, respectively. Specific events during 2001 that impacted the growth of our license and service revenues include the following:

•	Introduction of new subscription and upgrade products: High Availability, Authentication Services and Vulnerability Scanning;

•	Increased installed base from 117,000 units at the end of 2000 to 220,000 units at the end of 2001;

•	Acquisition of Ignyte, which increased our ability to provide consulting and training services; and

•	Introduction of version 2.0 of SonicWALL Global Management System.

We expect the market opportunity for our upgrade and subscription products sold to our installed base to increase as our installed base grows. We are dedicating increased sales and marketing resources to sell into our installed base, and we are also focusing resources on marketing renewals for existing subscriptions. In addition, in December 2001, we introduced new service offerings across our product lines to provide our customers primarily maintenance releases of our firmware and technical support. We believe these products will help expand our subscription revenues. Revenues from the licensing of our software and ASIC technology are more difficult to predict. Unlike our upgrade and subscription products marketed to our installed base, we do not have dedicated sales and marketing resources to pursue licensing transactions for our technology, but rather we pursue these opportunities as they arise.

Channel and geographic revenue data.    Our SonicWALL products are sold primarily through distributors who then resell our products to resellers and selected retail outlets. These resellers then sell our products to end-users. Two of our distributors, Ingram Micro and Tech Data, both of which are global computer equipment and accessory distributors, combined account for approximately 46%, 52% and 46% of our revenue in 1999, 2000 and 2001, respectively. In 1999, sales to Ingram Micro and Tech Data accounted for 34% and 12% of our revenue, respectively. In 2000, sales to Ingram Micro and Tech Data accounted for 32% and 20% of our revenue, respectively. In 2001, sales to Ingram Micro, and Tech Data accounted for 27% and 19% of our revenue, respectively. The significant majority of our growth was achieved through our distribution channels, which accounted for approximately 88% and 84% of total revenues in 2001 and 2000, respectively.

During 2001, we established an enterprise sales team to focus primarily on sales of our GX and SSL products to large enterprises. While this sales team will have direct contact with the end customer, we expect to primarily fulfill orders to these customers through our existing channels.

In addition to our distribution channels, we also sell our products to Original Equipment Manufacturers (“OEMs”) who sell our technologies under their brand name. We have three primary OEM partners, which are 3Com, Netgear and Cisco. None of these customers represented more than 5% of total revenues in 2001. Both Netgear and Cisco became OEM partners in 2001, and 3Com represented less than 10% of revenues in 2000. OEM revenues represented approximately 12% and 15% of total revenues in 2001 and 2000, respectively.

Approximately 69% of our total revenues were generated in domestic markets in 2001 compared to approximately 67% in 2000. Accordingly, international revenues were approximately 31% and 32% of total revenues in 2001 and 2000, respectively. At the same time international sales grew to $34.9 million in 2001 compared to $22.4 million in 2000, a 56% increase. However, domestic sales grew at a faster rate. During 2001, we expanded our sales and marketing infrastructure in both of our major international regions, Europe and Asia Pacific. In Europe, our headcount increased to approximately 37 employees at the end of 2001 from approximately 5 employees at the end of 2000. In Asia Pacific, our headcount increased to approximately 15 in 2001 from 4 in 2000. We are investing in our international markets to increase revenue contribution from these regions to approximately 50% of total revenues over the next two years. While there can be no guarantee that we will achieve this objective, we believe that there are significant international market opportunities that warrant this level of investment.

There can be no assurance that our revenues will continue to increase in absolute dollars or at the rate at which they have grown in recent fiscal periods.

Cost of revenue; gross margin.    Cost of revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, warranty costs and inventory provisions or write-downs are included in cost of revenue. Cost of revenue increased to $26.7 million in the year ended December 31, 2001 from $17.6 million in the year ended December 31, 2000 primarily as a result of increased product sales. Gross margin increased to $85.3 million, or 76% of total revenue, in the year ended December 31, 2001 from $51.9 million, or 75% of total revenue, in the year ended December 31, 2000. This increase in gross margin was primarily attributable to the increase in sales of higher gross margin security appliance products. In addition, we experienced increased manufacturing efficiency and lower overhead and component costs per unit, due to the economies of scale. Gross margin was also favorably impacted by growth in license and service revenues which generated gross margins of approximately 94% in the year ended December 31, 2001.

Our gross margin has been and will continue to be affected by a variety of factors, including competition; the mix and average selling prices of products; new product introductions and enhancements; fluctuations in manufacturing volumes and the cost of components and manufacturing labor. We must manage each of these factors effectively for our gross margins to remain at current levels.

Research and development.    Research and development expenses primarily consist of personnel costs related to engineering and technical support, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products. Research and development expenses increased by 80% from $11.4 million in the year ended December 31, 2000 to $20.4 million in the year ended December 31, 2001. These expenses represented 16.3% and 18.2%, respectively, of revenue for such periods. These increases were primarily attributable to increased personnel costs, fees paid to outside consultants, increased facility expenses related to additional leased facilities, prototyping expenses associated with the development of new products and ongoing support of current and future product development and enhancement efforts. The October 2001 purchase of RedCreek increased research and development costs related to additional personnel and increased product development and integration efforts. We believe that significant investments in research and development will be required to remain competitive and expect that such expenditures will continue to increase in absolute dollars.

Sales and marketing.    Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, costs related to customer support, travel, tradeshows, promotional and advertising costs. Sales and marketing expenses increased 110% from $15.7 million in the year ended December 31, 2000 to $32.9 million in the year ended December 31, 2001. These expenses were 22.6% and 29.4% of net sales for such periods, respectively. The increase in absolute dollars was primarily related to the continued worldwide expansion of our sales and marketing organization, including growth in the domestic and international sales force, increased commission and bonus expenses related to higher sales volumes and increased travel expenses. Facility expenses, depreciation and amortization also increased over the corresponding period of the prior year due to the additional leased facilities. The acquisition of Ignyte in March 2001 expanded the pre-sales support, system engineering and technical support departments. The addition of RedCreek increased our worldwide organization with enterprise sales and marketing personnel. We expect to continue to increase our sales and marketing expenses in an effort to expand domestic and international markets, introduce new products and establish and expand new distribution channels and OEM relationships.

General and administrative.    General and administrative expenses were $9.6 million for the year ended December 31, 2001, as compared to $5.7 million for the year ended December 31, 2000. These expenses represented 8.6% and 8.3% of total revenue for such periods, respectively. The increase in absolute dollars was primarily related to increased personnel costs, expenses related to additional facilities and increased costs related to investor relations, shareholder matters and professional service fees. We believe that its general and administrative expenses will increase in absolute dollars as we continue to build our infrastructure.

In-process research and development and amortization of goodwill and intangibles.    On November 14, 2000, SonicWALL finalized its acquisition of Phobos. As a result of the acquisition, $234 million was allocated to goodwill and purchased intangibles. This amount is being amortized on a straight-line basis over a period ranging from three to six years from the date of acquisition. For the year ended December 31, 2000, we recorded $5.0 million in amortization. In connection with the acquisition of Phobos net intangibles of $2.3 million were allocated to in-process research and development.

Amortization of goodwill and intangibles represents the excess of the aggregate purchase price over the fair market value of the net tangible assets acquired by us. Intangible assets, including goodwill, existing workforce and technology, are being amortized over the estimated useful lives of three to six year periods. Goodwill acquired after June 30, 2001 is not being amortized in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Amortization of goodwill and intangibles was $43.2 million for the year ended December 31, 2001. This amount represents $40.7 million and $2.0 million relating to the amortization of goodwill and intangibles associated with the acquisitions of Phobos and Ignyte, respectively.

Stock-based compensation.    Stock-based compensation was $3.0 million and $3.3 million for the years ended December 31, 2001 and 2000, respectively. This amount primarily relates to deferred compensation of $1.9 million and $4.6 million, related to stock options granted in the years ended December 31, 2001 and 2000, respectively. The December 31, 2001 amortization amount includes $0.1 million, $0.3 million and $1.4 million relating to deferred stock compensation associated with the employee stock options issued in connection with the Ignyte, Redcreek and Phobos acquisitions, respectively. This amortization mainly relates to recognition of stock compensation of unvested options assumed in the Phobos, Ignyte and Redcreek acquisitions, and deferred compensation recognized on stock options granted in the years ended December 31, 1999 and 2000. We are amortizing deferred stock compensation over the vesting periods of the applicable options.

Interest income and other expense, net.    Interest income and other expense, net consists primarily of interest income on our cash, cash equivalents and short-term investments, and was $9.3 million for the year ended December 31, 2001 compared to $10.1 million in the year ended December 31, 2000. The fluctuations in the short-term interest rates directly influence the interest income recognized by us. Interest rates for the twelve- month period ended December 31, 2001 decreased over the corresponding period of the prior fiscal year, resulting in lower interest income. The effect of lower interest rates is partially offset by the full twelve months of interest in 2001 compared with seven months in 2000 on the $166.6 million of net proceeds generated by our follow-on offering in March 2000.

Provision for income taxes.    The provision for income taxes in the year ended December 31, 2001 was $6.4 million. The provision for income taxes in the year ended December 31, 2000 was $10 million. In both periods, the provision for income taxes is based on an estimated effective rate for each of the respective calendar years. The effective tax rates in the years ended December 31, 2001 and 2000 were 32% and 34%, respectively, before the effect of amortization of deferred compensation, goodwill and intangibles, and in-process research and development, which are permanent, non-deductible book/tax differences. This effective rate reflects statutory federal and state tax rates net of the estimated realization of deferred tax assets.

Our annual operating results have in the past varied and may in the future vary significantly depending on a number of factors including the level of competition; the size and timing of significant orders; product mix; market acceptance of new products and product enhancements; new product announcements or introductions by us or our competitors; deferrals of customer orders in anticipation of new products or product enhancement; changes in pricing by us or our competitors; our ability to develop, introduce and market new products and product enhancements on a timely basis; hardware component costs; supply constraints; our success in expanding our sales and marketing programs; technological changes in the Internet security market; the mix of sales among our sales channels; levels of expenditure on research and development; changes in Company strategy; personnel changes; our ability to successfully expand domestic and international operations; general economic trends and other factors.

2000 compared to 1999

Product revenue.    Revenue from sales of our products increased to $60.1 million for the year ended December 31, 2000 from $19.1 million in the year ended December 31, 1999. Net product growth was across all geographies, products and markets. This increase was primarily attributable to a higher volume of products shipped as compared to the corresponding period of the prior fiscal year. Factors impacting unit and revenue growth include:

•	Introduction of our new products including the SonicWALL ProVX, SonicWALL XPRS and the SonicWALL Telecommuter;

•	Expansion of our distribution channel; and

•	Increased sales under an OEM relationship that was entered in July 1999.

In December 1999, we stopped shipment of legacy Ethernet products which contributed $1.6 million in the year ended December 31, 1999 and zero in the year ended December 31, 2000. This decrease was directly related to our 1997 decision to focus on development, sales and marketing efforts on our Internet security appliance products.

License and service revenue. Revenue from sales of our licenses and services increased to $9.3 million in the year ended December 31, 2000 from $1.9 million in the year ended December 31, 1999. Factors impacting license and service revenue growth include:

•	Introduction of our anti virus subscription service in June 2000;

•	Increased worldwide demand of our VPN and content filtering; and

•	Higher software subscription and service revenues to support a growing installed base.

Cost of revenue; gross margin.    Cost of revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, all warranty costs and any inventory provisions or write-downs are expensed as cost of revenue. Cost of revenue increased to $17.6 million in the year ended December 31, 2000 from $6.0 million in the year ended December 31, 1999, primarily as a result of increased product sales. Gross margin increased to $51.9 million, or 75% of total revenue, in the year ended December 31, 2000 from $15.1 million, or 72% of total revenue, in the year ended December 31, 1999. The increase in gross margin was primarily attributable to the increase in sales of higher gross margin security appliance products and license subscription revenues, and our decision to cease shipping of the lower gross margin Ethernet products in December 1999. In addition, we experienced increased manufacturing efficiencies and lower overhead and component costs per unit due to economies of scale. Gross margin was also favorably impacted by growth in licenses and subscription revenues which generated gross margins of approximately 97% in the year ended December 31, 2000.

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

Sales and marketing.    Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, and costs related to customer support, travel, trade shows, promotional and advertising costs. Sales and marketing expenses increased 193% from $5.3 million in the year ended December 31, 1999 to $15.7 million for the year ended December 31, 2000. These expenses were 25.4% and 22.6% of total revenue for such periods, respectively. The increases in absolute dollars were primarily related to the expansion of our sales and marketing organization, including growth in the domestic and international sales force, increased commission and bonus expenses related to higher sales volumes and increased travel expenses. Facility expenses, depreciation and amortization also increased over the corresponding period of the prior year due to the move to a larger facility in October 1999 and to related leasehold improvements.

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

Stock-based compensation.    Amortization of deferred stock compensation was $3.3 million and $2.9 million for the years ended December 31, 2000 and 1999, respectively. This amortization relates to deferred compensation of $ 4.6 million and $6.1 million, related to stock options granted in the years ended December 31, 2000 and 1999, respectively. The December 31, 2000 amount includes $3.9 million relating to deferred stock compensation associated with employee stock options issued in connection with the Phobos acquisition. We are amortizing deferred stock compensation over the vesting periods of the applicable options.

In-process research and development and Amortization of goodwill and intangibles.    On November 14, 2000, SonicWALL finalized its acquisition of Phobos. As a result of the acquisition, $234 million was allocated to goodwill and purchased intangibles. This amount is being amortized on a straight-line basis over a period ranging from three to six years from the date of acquisition. For the year ended December 31, 2000, we recorded $5.0 million in amortization. In connection with the acquisition of Phobos net intangibles of $2.3 million were allocated to in-process research and development. This intangible had not reached technological feasibility and, in management’s opinion had no probable alternative future use, thus the associated amount was expensed.

Interest income and other expense, net.    Interest income and other expense, net consists primarily of interest income on our cash, cash equivalents and short-term investments, and increased to $10.1 million for the year ended December 31, 2000 from $0.5 million in the year ended December 31, 1999. This increase related primarily to higher interest earnings on cash, cash equivalents and short-term investments that increased in total from $62.6 million at December 31, 1999 to $219.5 million at December 31, 2000. Cash, cash equivalents and short-term investments increased primarily as a result of the follow-on offering in March 2000 in which 3,500,000 shares were sold by us, generating $166.6 million of net proceeds.

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

Quarterly Results of Operations

The following tables set forth our unaudited quarterly results of operations, in dollars and as a percentage of total revenue, for the eight quarters ended December 31, 2001. You should read the following tables in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K. We have prepared this unaudited information on the same basis as our audited financial statements. These tables include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter.

	Three Months Ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenue:
Product	$12,047	$14,463	$15,798	$17,793	$19,966	$21,098	$21,362	$24,351
License and service	1,360	2,010	2,607	3,370	4,608	5,459	6,399	8,744

Total revenue	13,407	16,473	18,405	21,163	24,574	26,557	27,761	33,095

Cost of revenue:
Product	3,623	4,005	4,259	5,423	5,739	6,036	6,081	7,388
License and service	37	56	78	91	164	368	423	476

Total cost of revenue	3,660	4,061	4,337	5,514	5,903	6,404	6,504	7,864

Gross margin	9,747	12,412	14,068	15,649	18,671	20,153	21,257	25,231
Operating expenses:
Research and development	1,985	2,516	2,533	4,324	5,394	5,079	5,103	4,829
Sales and marketing	2,602	3,553	3,816	5,690	6,722	7,657	7,973	10,558
General and administrative	861	1,206	1,414	2,265	1,985	2,307	2,472	2,807
In-process research and development	—	—	—	2,300	—	—	—	—
Amortization of goodwill and intangibles	—	—	—	4,961	10,227	10,712	10,919	11,380
Stock-based compensation	1,801	1,194	330	(11)	926	926	628	529

Total operating expenses	7,249	8,469	8,093	19,529	25,254	26,681	27,095	30,103

Income (loss) from operations	2,498	3,943	5,975	(3,880)	(6,583)	(6,528)	(5,838)	(4,872)
Interest income and other expense, net	1,209	3,097	2,897	2,932	3,010	2,510	2,072	1,666

Income (loss) before income taxes	3,707	7,040	8,872	(948)	(3,573)	(4,018)	(3,766)	(3,206)
Provision for income taxes	(1,928)	(2,882)	(3,129)	(1,985)	(1,971)	(1,337)	(1,438)	(1,605)

Net income (loss)	$1,779	$4,158	$5,743	$(2,933)	$(5,544)	$(5,355)	$(5,204)	$(4,811)

Net income (loss) per share:
Basic	$0.04	$0.08	$0.11	$(0.05)	$(0.09)	$(0.08)	$(0.08)	$(0.07)

Diluted	$0.03	$0.07	$0.10	$(0.05)	$(0.09)	$(0.08)	$(0.08)	$(0.07)

Shares used in computing net income (loss) per share:
Basic	47,898	51,236	51,886	57,122	62,616	63,867	65,232	66,121

Diluted	53,914	57,032	57,683	57,122	62,616	63,867	65,232	66,121

	Three Months Ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenue:
Product	89.9%	87.8%	85.8%	84.1%	81.2%	79.4%	76.9%	73.6%
License and service	10.1	12.2	14.2	15.9	18.8	20.6	23.1	26.4

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenue:
Product	27.0	24.3	23.1	25.6	23.3	22.7	21.9	22.3
License and service	0.3	0.4	0.5	0.5	0.7	1.4	1.5	1.5

Total cost of revenue	27.3	24.7	23.6	26.1	24.0	24.1	23.4	23.8

Gross margin	72.7	75.3	76.4	73.9	76.0	75.9	76.6	76.2
Operating expenses:
Research and development	14.8	15.3	13.8	20.4	22.0	19.1	18.4	14.6
Sales and marketing	19.4	21.6	20.7	26.9	27.3	28.8	28.7	31.9
General and administrative	6.4	7.3	7.7	10.7	8.1	8.7	8.9	8.5
In-process research and development	—	—	—	10.8	—	—	—	—
Amortization of goodwill and intangible assets	—	—	—	23.4	41.6	40.4	39.3	34.3
Stock-based compensation	13.4	7.2	1.8	—	3.8	3.5	2.3	1.6

Total operating expenses	54.0	51.4	44.0	92.2	102.8	100.5	97.6	90.9

Income (loss) from operations	18.7	23.9	32.4	(18.3)	(26.8)	(24.6)	(21.0)	(14.7)
Interest income and other expense, net	9.0	18.8	15.7	13.8	12.2	9.5	7.5	5.0

Income (loss) before income taxes	27.7	42.7	48.1	(4.5)	(14.6)	(15.1)	(13.5)	(9.7)
Provision for income taxes	(14.4)	(17.5)	(17.0)	(9.4)	(8.0)	(5.0)	(5.2)	(4.8)

Net income (loss)	13.3%	25.2%	31.1%	(13.9)%	(22.6)%	(20.1)%	(18.7)%	(14.5)%

Product revenue.    Internet security revenue has increased in each of the eight quarters ended December 31, 2001, due to increasing market acceptance of our security appliance products and the introduction of our third generation products in 2001.

License and service revenue.    License and service revenue increased quarter over quarter due to increased services and an increased installed base. New services in 2000 and 2001 included global management services, authentication services and vulnerability scanning.

Gross margin.    Our gross margin has generally increased each quarter. These increases have been due to the increased sale of higher gross margin security appliance products, the reduction of production costs on a per unit basis as manufacturing volumes have increased, the reduction in materials costs due to increased purchase volumes, and improved absorption of manufacturing infrastructure costs. In addition, license and service revenues, including anti-virus, authentication services, and vulnerability scanning have higher gross margins and have increased in volume quarter over quarter. Gross margin decreased in the quarters ended December 31, 2000, June 30, 2001 and December 31, 2001 due to the increased shipments of OEM products which have lower gross margins.

Operating expenses.    Our operating expenses have increased in each of the eight quarters ended December 31, 2001 to $30.1 million from $7.2 million in the quarter ended March 31, 2000. These increases related primarily to the amortization of goodwill related to the acquisition of Phobos, Ignyte and RedCreek during the quarter ended December 31, 2000, March 31, 2001 and December 31, 2001, respectively. We wrote-off $2.3 million of in-process research and development related to the acquisition of Phobos. The remaining increase related to the development of new products, increased marketing of new products and increased investments in our internal infrastructure to support our growth.

We Disclose Pro Forma Financial Information

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain pro forma financial information in the related earnings releases and investor conference calls. Our pro forma financial information does not include the amortization and write-down of goodwill and intangible assets related to acquisitions, stock-based compensation charges, and benefit for income taxes. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases and compare that GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls.

Liquidity and Capital Resources

At December 31, 2001, our principal source of liquidity was $227.1 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds. For the year ended December 31, 2001, our cash, cash equivalents and short-term investments increased by $7.6 million to $227.1 million. Our working capital increased for the year ended December 31, 2001 by $1.5 million to $224.5 million.

Cash generated from operating activities was $30.2 million and $30.0 million for the years ended December 31, 2001 and 2000, respectively. In 2001, the overall increase in cash from operating activities is the result of net loss adjusted for non-cash items, which was offset by increases in accounts receivable and payables. Our days sales outstanding in accounts receivable decreased from 49 days at December 31, 2000 to 43 days at December 31, 2001 primarily due to process improvements in billing and collection.

Net cash used in investing activities was $123.6 million in 2001, primarily as a result of $87 million transferred from cash to short-term investments, $4.1 million used for purchases of property and equipment and $32.8 million paid, net of cash acquired, for business combinations, including approximately $3 million used in 2001 for Phobos earnouts. Net cash used in investing activities was $121.4 million in 2000, primarily as a result of $79.3 million in cash transferred from cash to short-term investments and $3.1 million used in purchases of property and equipment. In November 2000, the Company purchased Phobos Corporation for $216.5 million, of which $30 million was paid in cash to shareholders, $177.8 million was paid in common stock, assumed options and warrants and $9 million was incurred in closing costs. See the notes to the Consolidated Financial Statements for more information.

Net cash provided by financing activities was $14 million in 2001 and $169 million in 2000. In 2001 and 2000, cash was provided from common stock issuances as a result of stock option exercises. In March 2000, the Company successfully completed its follow-on offering of common stock which generated approximately $166.6 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses.

We believe our existing cash, cash equivalents and short-term investment will be sufficient to meet our cash requirements at least through the next twelve months. However, we may be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance to our products. We cannot assure you that additional equity or debt financing will be available on acceptable terms or at all. Our sources of liquidity beyond twelve months, in management’s opinion, will be our then current cash balances, funds from operations and whatever long-term credit facilities we can arrange. We have no other agreements or arrangements with third parties to provide us with sources of liquidity and capital resources beyond twelve months.

As of December 31, 2001, our Switzerland subsidiary had a line of credit secured by accounts receivables. No amounts were outstanding under the line of credit and the agreement was cancelled on January 21, 2002.

We do not have any other debt, long-term obligations or long-term capital commitments. See Note 9 to the Consolidated Financial Statements for information regarding our operating leases. As of December 31, 2001, our aggregate future minimum lease commitments through 2006 totaled $8.9 million.

Critical Accounting Policies

Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances and accrued liabilities, specifically sales returns and other allowances, allowance for doubtful accounts and warranty reserves;

•	accounting for income taxes; and

•	valuation of long-lived and intangible assets and goodwill.

Revenue recognition.    We derive our revenue from primarily three sources (i) product revenue, which is comprised of hardware-based appliances, (ii) licensing revenue for VPN upgrades, firewall and other software, and ASIC technology, and (iii) subscription and service revenues for products such as content filtering, anti-virus protection, authentication services, vulnerability scanning, extended warranty and service contracts, training, consulting and engineering services. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

We recognize product and service revenues in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), as amended by SAB 101A and 101B.

We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is incidental, we do not apply separate accounting guidance to the hardware and software elements.

We recognize revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured.

Delivery generally occurs when product is delivered to a common carrier. However, certain distributor agreements provide for rights of return for stock rotation. These stock rotation rights are generally limited to 15% of the distributor’s prior quarter purchases, and we estimate reserves for these return rights as discussed below. Our largest distributor, Ingram Micro, has an unlimited stock rotation right, and therefore we do not deem delivery to have occurred for any sales to Ingram Micro until they sell the product to their customer, at which time their right of return expires.

We consider either a binding purchase order or signed license agreement as evidence of an arrangement. Sales through our distributors and OEM partners are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction by transaction basis.

At the time of the transaction, we assess whether the fee associated with the transaction is fixed or determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed or determinable based upon our review of the binding purchase order, including the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are 30 to 60 days from invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fees become due.

We assess collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

For arrangements with multiple obligations (for example, an appliance bundled with a year of free maintenance or content filtering), we allocate revenue to each component of the arrangement based on the objective evidence of fair value of the undelivered elements, which is generally the average selling price of each element when sold separately. This means that we defer revenue from the arrangement an amount equivalent to the fair value of the undelivered elements.

Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

We recognize revenue for subscription services such as content filtering, anti-virus protection services, authentication services, vulnerability assessment services, and extended warranty and service contracts, ratably over the contract term. Our training, consulting and engineering services are generally billed and recognized as revenue as these services are performed.

Sales returns and other allowances, allowance for doubtful accounts and warranty reserve.    The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The amount of revenues reserved for returns and other allowances amounted to approximately $5.0 million and $3.0 million as of December 31, 2001 and 2000, respectively.

In addition, our management must make estimates of the uncollectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $15.6 million, net of allowance for doubtful accounts of $2.1 million as of December 31, 2001 and $11.5 million, net of allowance for doubtful accounts of $1.8 million as of December 31, 2000.

Appliance products are generally covered by a warranty for a one to two year period. We accrue a warranty reserve for estimated costs to provide warranty services, including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase, resulting in decreased gross profit.

Accounting for income taxes.    As part of the process of preparing our consolidated financial statements we are required to estimate our taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $8.3 million as of December 31, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations. Deferred tax assets were $20.4 million, net of a valuation allowance of $8.3 million at December 31, 2001, and $19.2 million, net of a valuation allowance of $8.5 million at December 31, 2000.

Valuation of long-lived and intangible assets and goodwill.    We assess the impairment of identified intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Significant negative industry or economic trends;

•	Significant decline in our stock price for a sustained period; and

•	Our market capitalization relative to net book value.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets and goodwill amounted to $237.7 million as of December 31, 2001.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we will cease to amortize approximately $225 million of goodwill. We had recorded approximately $32 million of amortization on these amounts during 2001 and would have recorded approximately $33 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the second quarter of 2002.

We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), Business Combinations, and Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets.

SFAS No. 141 addresses the accounting for and reporting of business combinations. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting for acquisitions, and eliminates the use of the pooling-of-interests method. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of SFAS No. 142. For goodwill acquired by June 30, 2001, SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject to immediate adoption of SFAS No. 142. We are currently in the process of evaluating the impact SFAS No. 142 will have on its financial position and results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 requires a company to record the fair value of an asset retirement obligation in the period in which it is incurred. When the retirement obligation is initially recorded, we also record a corresponding increase to the carrying amount of the related tangible long-lived asset and depreciates that cost over the useful life of the tangible long-lived asset. The retirement obligation is increased at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. Upon settlement of the retirement obligation, we either settle the retirement obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Accordingly, SFAS No. 143 will be effective for us beginning January 1, 2003. We are currently in the process of evaluating the impact, if any, SFAS No. 143 will have on its financial position and results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for impairment or disposal by sale of long-lived assets. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001, and generally, are to be applied prospectively. We are currently evaluating the potential impact, if any, the adoption of SFAS No. 144 will have on its financial position and results of operations.

In May 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF agreed to change the transition date for Issue 00-14, dictating that a company should apply this consensus no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,”

effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products”, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for ‘Points’ and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” We are currently assessing the impact of the adoption of these issues on our financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to financial market risks, including interest rates and foreign currency exchange rates.

Interest rates risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we classified our short-term investments as available-for-sale. Consequently, investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. As of December 31, 2001, our cash, cash equivalents and short-term investments included money-markets securities, corporate bonds, municipal bonds and commercial paper which are subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates changes prior to maturity.

As stated in our investment policy, we are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default and market risk. We mitigate default risk by investing in only investment-grade instruments. We do not use derivative financial instruments in our investment portfolio.

Due to the short duration of our investment portfolio, we believe an immediate 10% change in interest rates would be immaterial to our financial condition or results of operations.

Foreign currency risk

We consider our exposure to foreign currency exchange rate fluctuations to be minimal. We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars. For the year ended December 31, 2001, we earned approximately 31% of our revenue from international markets, which in the future may be denominated in various currencies. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future. In addition, we have minimal cash balances denominated in foreign currencies. We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.

ITEM 8.    Financial Statements And Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of
SonicWALL, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of SonicWALL, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 18, 2002

SONICWALL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2000	2001
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$140,287	$60,908
Short-term investments	79,257	166,271
Accounts receivable, net of allowance for doubtful accounts of $1,771 and $2,122	11,541	15,642
Inventories	2,509	5,489
Deferred income taxes	19,171	20,364
Prepaid expenses and other current assets	2,192	3,384

Total current assets	254,957	272,058
Property and equipment, net	3,831	6,616
Goodwill, net	177,635	189,312
Purchased intangibles and other assets, net	51,694	48,365

Total assets	$488,117	$516,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,867	$7,400
Accrued payroll and related benefits	4,561	3,854
Other accrued liabilities	8,501	11,263
Deferred revenue	8,812	15,122
Income taxes payable	2,192	9,934

Total current liabilities	31,933	47,573
Deferred income taxes	20,426	17,625

Total liabilities	52,359	65,198

Commitments and contingencies (Note 9)

Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 62,646,843 and 66,557,275 shares issued and outstanding	432,383	466,857
Deferred stock compensation	(4,522)	(2,881)
Accumulated other comprehensive income	—	194
Retained earnings (accumulated deficit)	7,897	(13,017)

Total shareholders’ equity	435,758	451,153

Total liabilities and shareholders’ equity	$488,117	$516,351

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	1999	2000	2001
	(In thousands, except per share data)
Revenue:
Product	$19,130	$60,101	$86,777
License and service	1,917	9,347	25,210

Total revenue	21,047	69,448	111,987

Cost of revenue:
Product, excluding amortization of stock-based compensation of $9, $19 and $63	5,884	17,310	25,244
License and service	77	262	1,431

Total cost of revenue	5,961	17,572	26,675

Gross margin	15,086	51,876	85,312

Operating expenses:
Research and development, excluding amortization of stock-based compensation of $33, $136, and $658	3,634	11,359	20,405
Sales and marketing, excluding amortization of stock-based compensation of $2,313, $2,581, and $1,665	5,342	15,662	32,910
General and administrative, excluding amortization of stock-based compensation of $540, $579, and $623	1,761	5,745	9,571
In-process research and development	—	2,300	—
Amortization of goodwill and intangibles	—	4,961	43,238
Stock-based compensation	2,895	3,315	3,009

Total operating expenses	13,632	43,342	109,133

Income (loss) from operations	1,454	8,534	(23,821)
Interest income and other expense, net	536	10,136	9,258

Income (loss) before income taxes	1,990	18,670	(14,563)
Provision for income taxes	(1,832)	(9,923)	(6,351)

Net income (loss)	$158	$8,747	$(20,914)

Net income (loss) per share:
Basic	$0.00	$0.16	$(0.32)

Diluted	$0.00	$0.14	$(0.32)

Shares used in computing net income (loss) per share:
Basic	34,668	54,879	64,467

Diluted.	42,392	60,496	64,467

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Deferred Stock Compensation	Notes Receivable From Shareholders	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount ($)	($)	($)	($)	($)	($)
	(In thousands, except share data)
Balance at December 31, 1998	32,544,328	$2,732	$(6)	$(230)	$—	$(1,008)	$1,488
Issuance of common stock upon exercise of stock options	1,052,934	467	—	(300)	—	—	167
Issuance of common stock in Connection with the Company’s initial public offering, net of issuance costs	8,000,000	50,841	—	—	—	—	50,841
Conversion of preferred stock into common stock	5,753,508	4,971	—	—	—	—	4,971
Payments of notes receivable from shareholders	—	—	—	230	—	—	230
Deferred stock compensation	—	6,098	(6,098)	—	—	—	—
Amortization of deferred stock compensation	—	—	2,895	—	—	—	2,895
Net income	—	—	—	—	—	158	158

Balance at December 31, 1999	47,350,770	65,109	(3,209)	(300)	—	(850)	60,750
Issuance of common stock upon exercise of stock options	1,803,800	1,657	—	—	—	—	1,657
Common stock issued in the acquisition of Phobos Corporation	9,905,537	155,520	—	—	—	—	155,520
Assumption of stock options and warrants in the acquisition of Phobos Corporation	—	22,230	(3,900)	—	—	—	18,330
Issuance of common stock in connection with the Employee Stock Purchase Plan (ESPP)	86,736	533	—	—	—	—	533
Payments of notes receivable from shareholder	—	—	—	300	—	—	300
Issuance of common stock in connection with the Company’s follow-on offering, net of issuance costs	3,500,000	166,553	—	—	—	—	166,553
Deferred stock compensation	—	728	(728)	—	—	—	—
Amortization of deferred stock compensation	—	—	3,315	—	—	—	3,315
Income tax benefit from stock option exercises	—	20,053	—	—	—	—	20,053
Net income	—	—	—	—	—	8,747	8,747

Balance at December 31, 2000	62,646,843	432,383	(4,522)	—	—	7,897	435,758
Issuance of common stock upon exercise of stock options and warrants	2,881,576	12,777	—	—	—	—	12,777
Assumption of stock options in the acquisition of RedCreek Communications, Inc.	—	2,205	(1,621)	—	—	—	584
Issuance of common stock in connection with acquisitions	883,359	13,296	(249)	—	—	—	13,047
Issuance of common stock in connection with the Employee Stock Purchase Plan (ESPP)	145,497	1,211	—	—	—	—	1,211
Stock-based compensation, net of cancellations	—	(1,007)	3,511	—	—	—	2,504
Income tax benefit from stock option exercises	—	5,992	—	—	—	—	5,992
Unrealized gain on investment securities, net	—	—	—	—	194	—	194
Net loss	—	—	—	—	—	(20,914)	(20,914)

Balance at December 31, 2001	66,557,275	$466,857	$(2,881)	$—	$194	$(13,017)	$451,153

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	1999	2000	2001
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$158	$8,747	$(20,914)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	905	6,373	45,145
Loss on disposal of fixed assets	53	—	—
Income tax benefit for exercise of employee stock options	—	6,126	1,793
In-process research and development	—	2,300	—
Provision for allowance for doubtful accounts	366	1,111	385
Amortization of stock-based compensation	2,895	3,315	2,504
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(3,375)	(8,909)	(4,686)
Inventories	(228)	(1,401)	(1,455)
Deferred income taxes	(1,190)	1,581	7,631
Prepaid expenses and other current assets	(984)	(655)	(956)
Other assets	(50)	(58)	(148)
Accounts payable	2,143	426	(3,296)
Accrued payroll and related benefits	1,060	(1,881)	(719)
Other accrued liabilities	1,091	7,050	1,187
Deferred revenue	2,220	4,729	4,241
Income taxes payable	712	1,171	(523)

Net cash provided by operating activities	5,776	30,025	30,189

Cash flows from investing activities:
Purchase of property and equipment	(447)	(3,108)	(4,098)
Acquisitions, net of cash acquired	—	(39,005)	(32,765)
Purchase of short-term investments	—	(79,257)	(86,693)

Net cash used in investing activities	(447)	(121,370)	(123,556)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants and issuance of common stock in connection with ESPP	167	2,190	13,988
Proceeds from issuance of redeemable Series A convertible preferred stock	4,971	—	—
Proceeds from issuance of common stock, net of issuance costs	50,841	166,553	—
Payments of notes receivable from shareholders	230	300	—

Net cash provided by financing activities	56,209	169,043	13,988

Net increase (decrease) in cash and cash equivalents	61,538	77,698	(79,379)
Cash and cash equivalents at beginning of year	1,051	62,589	140,287

Cash and cash equivalents at end of year	$62,589	$140,287	$60,908

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,310	$1,320	$499
Supplemental disclosure of noncash investing and financing activities:
Issuance of notes receivable upon the exercise of stock options	$300	$—	$—
Conversion of preferred stock into common stock	$4,971	$—	$—
Stock-based compensation, net of cancellations	$6,098	$728	$(1,312)
Income tax benefit from stock option exercises	$—	$13,927	$5,992
Issuance of common stock and assumption of stock options and warrants in connection with acquired businesses	$—	$177,750	$15,501
Additional goodwill recorded for acquired businesses	$—	$—	$5,650
Unrealized gain on short-term investments, net of tax	$—	$—	$194

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Summary of Significant Accounting Policies:

SonicWALL, Inc. (the “Company”) was incorporated in California in February 1991. SonicWALL, Inc. designs, develops, manufactures and sells Internet security infrastructure products designed to provide secure Internet access to broadband customers, enable secure Internet-based connectivity for distributed organizations and process secure transactions for enterprises and service providers. The Company’s security appliances provide high-performance, robust, reliable, easy-to-use and affordable Internet security and virtual private network (“VPN”) functionalities. The following is a summary of the Company’s significant accounting policies:

Consolidation

The consolidated financial statements include those of the Company and its wholly-owned subsidiaries Sonic Systems International, Inc., a Delaware corporation, Phobos Corporation, a Utah corporation, SonicWALL Switzerland, SonicWALL Norway and SonicWALL B.V., a subsidiary in the Netherlands. Sonic Systems International, Inc. is intended to be a sales office but to date has not had any significant transactions. All intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash and cash equivalents and short-term investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, and investments maturing in 3 to 12 months to be short-term investments. Cash equivalents and short-term investments consist of money market funds, corporate bonds, U.S. government securities and commercial paper. The Company classifies its short-term investments into categories in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Currently, the Company classifies its short-term investments as available-for-sale, which are reported at fair market value with the related unrealized gains and losses, net of taxes, included in shareholders’ equity. Net unrealized gains and losses before taxes at December 31, 2001 were $322,323. Net unrealized gains and losses at December 31, 2000 were immaterial. Realized gains and losses, declines in value of securities judged to be other than temporary, and interest and dividends on all securities are included in interest and other income, net. The fair values of the Company’s investments is based on quoted market prices. Realized gains and losses are computed using the specific identification method.

Fair value

The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities. The Company does not hold or issue financial instruments for trading purposes.

Concentration of credit risk, foreign operations and significant customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company places

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its temporary cash and short-term investments in corporate bonds, municipal bonds, commercial paper and money market accounts with high credit quality financial institutions. The Company’s accounts receivable are derived from revenue earned from customers located in the U.S. and certain foreign countries and regions, including Europe, Canada, Japan and Australia. Sales to foreign customers for the year ended December 31, 1999, 2000 and 2001, all of which were denominated in U.S. dollars, accounted for 34%, 32%, and 31% of total revenue, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

During the year ended December 31, 1999, two customers accounted for 46% of the Company’s revenue. During the year ended December 31, 2000, two customers accounted for 52% of the Company’s revenue and these two customers accounted for 63% of gross accounts receivables. During the year ended December 31, 2001, two customers accounted for 46% of the Company’s revenue and at December 31, 2001, these two customers accounted for 42% of gross accounts receivables.

The Company currently outsources its manufacturing to one third party contract manufacturer and some of the key components in the Company’s products come from single or limited sources of supply.

Inventories

Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis.

Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the lesser of the related lease term or the estimated useful life of the improvement. Depreciation expense for the years ended December 31, 1999, 2000 and 2001 was $66,000, $574,000 and $1,921,000, respectively.

Goodwill, purchased intangibles and other assets

Goodwill and purchased intangible assets are amortized on a straight-line basis over the periods benefited, principally in the range of two months to six years. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as a purchase. Goodwill acquired after June 30, 2001 is not being amortized in accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets.”

Long-lived assets

The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows and recognizes impairment from the carrying value of long-lived assets, if any, based on the fair value of such assets. To date, the Company has not recorded any impairment charges against the value of its long-lived assets.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation costs is determined based on the difference, if any, on the grant date between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized over the vesting period.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18.

Revenue recognition

Revenue recognition.    The Company derives revenue from primarily three sources (i) product revenue, which is comprised of hardware-based appliances, (ii) licensing revenue from VPN upgrades, firewall and other software, and ASIC technology, and (iii) subscription and service revenues for products such as content filtering, anti-virus protection, authentication services, vulnerability scanning, extended warranty and service contracts, training, consulting and engineering services.

The Company recognizes product and service revenues in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB “101”), as amended by SAB 101A and 101B.

The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is incidental, the Company does not apply separate accounting guidance to the hardware and software elements.

The Company recognizes revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured.

Delivery generally occurs when product is delivered to a common carrier. However, certain distributor agreements provide for rights of return for stock rotation. These stock rotation rights are generally limited to 15% of the distributor’s prior quarter purchases, and the Company estimates reserves for these return rights. The Company’s largest distributor, Ingram Micro, has an unlimited stock rotation right, and therefore the Company does not deem delivery to have occurred for any sales to Ingram Micro until they sell the product to their customer, at which time their right of return expires.

The Company considers either a binding purchase order or signed license agreement as evidence of an arrangement. Sales through the Company’s distributors and OEM partners are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction by transaction basis.
At the time of the transaction, the Company assesses whether the fee associated with the transaction is fixed or determinable and whether or not collection is reasonably assured. The Company assesses whether the fee is fixed or determinable based upon its review of the binding purchase order, including the payment terms associated with the transaction. If a significant portion of a fee is due after the Company’s normal payment terms, which are 30 to 60 days from invoice date, the Company accounts for the fee as not being fixed or determinable. In these cases, the Company recognizes revenue as the fees become due.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company assesses collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. The Company does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, it defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

For arrangements with multiple obligations (for example, an appliance bundled with a year of free maintenance or content filtering), the Company allocates revenue to each component of the arrangement based on the objective evidence of fair value of the undelivered elements, which is generally the average selling price of each element when sold separately. This means that the Company defers revenue from the arrangement an amount equivalent to the fair value of the undelivered elements.

The Company’s arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

The Company recognizes revenue for subscription services such as content filtering, anti-virus protection services, authentication services, vulnerability assessment services, and extended warranty and service contracts, ratably over the contract term. The Company’s training, consulting and engineering services are generally billed and recognized as revenue as these services are performed.

The standard warranty provisions include technical assistance, insignificant bug fixes and feature updates and repair or replacement guarantees for units with product defects. The standard warranty period is one year. The estimated costs associated with the standard warranty provisions are accrued at the time of revenue recognition. In the years ended December 31, 1999, 2000 and 2001, the Company provided approximately $425,000, $1,030,000 and $1,001,000 of warranty reserves, respectively. As of December 31, 2000 and 2001, the accompanying consolidated balance sheets include a warranty accrual of approximately $1,080,000 and $1,922,000, respectively.

Income taxes

The Company accounts for income taxes under the liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax bases of the Company’s assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses, research and development credit carryforwards and temporary differences. A valuation allowance is provided to reduce deferred tax assets to an amount whose realization is more likely than not.

Research and development and capitalized software development costs

Software development costs incurred prior to the establishment of technological feasibility are charged to research and development expense as incurred. Technological feasibility is established upon completion of a working model, which is typically demonstrated by initial beta shipment. Software development costs incurred subsequent to the time a product’s technological feasibility has been established, through the time the product is available for general release to customers, are capitalized if material. To date, software development costs incurred subsequent to the establishment of technological feasibility have been immaterial and accordingly have not been capitalized.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain reclassifications have been made to prior-period balances to present the financial statements on a consistent basis with current year presentation.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense totaled $1,036,000, $3,415,000 and $4,009,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

The Company has co-operative advertising agreements with certain of its distributors. These agreements allow the distributors to be reimbursed by the Company for approved promotional activities. The amounts available for reimbursement are related to a percentage of the distributors’ eligible purchases from the Company. The Company accrues for co-operative advertising as the related revenue is recognized. In the years ended December 31, 1999, 2000, and 2001, the Company recorded provisions for co-op advertising costs of $554,000, $1,944,000, and $3,259,000, respectively. As of December 31, 2000 and December 31, 2001, the accompanying balance sheets include an accrual for co-op advertising costs of $1,221,000 and $1,561,000, respectively.

Computation of net income (loss) per share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share,” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Weighted average shares exclude shares subject to repurchase (“restricted shares”). Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period, if dilutive. Common equivalent shares are composed of unvested restricted shares, stock purchase warrants and incremental common shares issuable upon the exercise of stock options.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	1999	2000	2001
Numerator:
Net income (loss)	$158	$8,747	$(20,914)

Denominator:
Weighted average common shares outstanding	35,006	55,324	64,728
Weighted average unvested common shares subject to repurchase	(338)	(445)	(261)

Denominator for basic calculation	34,668	54,879	64,467
Common stock equivalents	7,724	5,617	—

Denominator for diluted calculation	42,392	60,496	64,467

Basic net income (loss) per share	$0.00	$0.16	$(0.32)

Diluted net income (loss) per share	$0.00	$0.14	$(0.32)

At December 31, 2001, common stock equivalents of 4,725,668, consisting of options, warrants and restricted stock, have not been considered in the computation of net income (loss) per share as their effect would have been anti-dilutive.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2000, outstanding options to purchase 2,148,200 shares of common stock at exercises prices ranging from $17.26 to $52.06 per share have not been considered in the computation of diluted net income per share as their effect would have been anti-dilutive.

In May 1999, the Company issued 600,000 shares upon the exercise of certain stock options. At December 31, 2000 and 2001, 350,000 and 81,250 common shares, respectively, are subject to repurchase at the option of the Company for $0.50 per share. These shares vest ratably over a 48-month period.

Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), Business Combinations, and Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets.

SFAS No. 141 addresses the accounting for and reporting of business combinations. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting for acquisitions, and eliminates the use of the pooling-of-interests method. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The Company believes SFAS No. 141 will not have a material effect on its consolidated financial statements.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142. For goodwill acquired by June 30, 2001, SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject to immediate adoption of SFAS No. 142. The Company is currently in the process of evaluating the impact SFAS No. 142 will have on its financial position and results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 requires a company to record the fair value of an asset retirement obligation in the period in which it is incurred. When the retirement obligation is initially recorded, the company also records a corresponding increase to the carrying amount of the related tangible long-lived asset and depreciates that cost over the useful life of the tangible long-lived asset. The retirement obligation is increased at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. Upon settlement of the retirement obligation, the company either settles the retirement obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Accordingly, SFAS No. 143 will be effective for the Company beginning January 1, 2003. The Company is currently in the process of evaluating the impact, if any, SFAS No. 143 will have on its financial position and results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for impairment or disposal by sale of long-lived assets. The provisions of SFAS No. 144 are

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective for fiscal years beginning after December 15, 2001, and generally, are to be applied prospectively. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 144 will have on its financial position and results of operations.

In May 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF agreed to change the transition date for Issue 00-14, dictating that a company should apply this consensus no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for ‘Points’ and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” The Company is currently assessing the impact of the adoption of these issues on its financial statements.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Balance Sheet Components:

	December 31,
	2000	2001
	(in thousands)
Inventories:
Raw materials	$1,421	$2,677
Finished goods	1,088	2,812

	$2,509	$5,489

Property and equipment:
Equipment	$1,974	$6,371
Office equipment and furniture	815	2,242
Leasehold improvements	644	1,226
Software	1,062	2,242
Transportation	24	118

	4,519	12,199
Less: accumulated depreciation	(688)	(5,583)

	$3,831	$6,616

Goodwill, net:
Goodwill	$181,362	$224,987
Less: amortization	(3,727)	(35,675)

	$177,635	$189,312

Purchased intangibles and other assets, net:
Purchased intangible assets	$54,827	$60,400
Other assets	128	351

	54,955	60,751
Less: amortization	(3,261)	(12,386)

	$51,694	$48,365

Other accrued liabilities:
Accrued acquisition costs	$5,625	$1,523
Other accrued liabilities	2,876	9,740

	$8,501	$11,263

Note 3—Acquisitions:

On October 25, 2001, the Company acquired substantially all of the assets and certain liabilities of RedCreek Communications, Inc. (“RedCreek”) in a transaction accounted for as a purchase. RedCreek developed and sold standards-based security products for corporate data communications networks that enable the secure transmission of data between offices. As a result of this acquisition, the Company expects to expand its enterprise market share. At the closing of the acquisition, the Company paid $12.5 million in cash, assumed certain current accounts payable and other liabilities of RedCreek, and forgave repayment of bridge loan amounts payable by RedCreek to the Company that were used by RedCreek to fund its operating expenses from the date the purchase

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement was signed until the closing of the acquisition. The Company also assumed RedCreek’s 2001 stock option plan and 206,500 options valued at $2,205,000 issued thereunder. In the event RedCreek products achieve certain quarterly sales targets during 2001 to 2003, the Company is obligated to pay additional purchase consideration of up to $4.5 million in cash, which will be recorded when payable as adjustments to goodwill.

The purchase price was based on the fair market value of assets acquired and liabilities assumed. The options assumed were valued using the Black-Scholes valuation model and based upon the following assumptions: a stock price based upon the average market price per share of the Company’s common stock of $14.13 which was calculated using the average closing market price as of October 30, 2001, the date the acquisition was publicly announced, and for the two trading days prior to and two trading days subsequent to October 30, 2001; an expected volatility of 85%; a risk-free interest rate of 3.56% and an expected life of four years.

The purchase consideration is as follows (in thousands):

Cash	$12,500
Assumption of RedCreek options	2,205
Transaction costs	545

Total consideration	$15,250

The purchase price allocation is as follows (in thousands):

Tangible assets acquired	$1,032
Intangible assets acquired:
Existing technology	750
Trademarks	100
Customer base	150
Outstanding purchase orders	150
Goodwill	19,945
Deferred compensation of unvested options	1,621
Liabilities assumed	(8,498)

Total consideration	$15,250

Amounts allocated to the existing technology and trademarks will be amortized over their estimated useful lives of four years. Amounts allocated to customer base and outstanding purchase orders will be amortized over their useful lives of one year and two months, respectively. Amounts allocated to goodwill will be subject to an annual impairment test and will not be amortized under SFAS No. 142.

The consolidated financial statements include the results of operations of RedCreek commencing on October 25, 2001.

The following unaudited pro forma revenue, net loss and net loss per share data for the years ended December 31, 2001 and 2000 are based on the respective historical financial statements of the Company and RedCreek. The pro forma data reflects the consolidated results of operations as if the acquisition of RedCreek occurred at the beginning of each of the years indicated and includes the amortization of the resulting goodwill and other intangible assets. The pro forma financial data presented are not necessarily indicative of the Company’s results of operations that might have occurred had the transaction been completed at the beginning of

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the years specified, and do not purport to represent what the Company’s consolidated results of operations might be for any future period.

	Years Ended December 31,
	2000	2001
	(in thousands)
	(Unaudited)
Revenue	$77,916	$116,847
Net loss	$(2,270)	$(33,867)
Net loss per share—basic and diluted	$(0.04)	$(0.53)
Shares used in per share calculation—basic and diluted	54,879	64,467

On March 8, 2001, the Company acquired Ignyte Technology, Inc. (“Ignyte”) in a transaction accounted for as a purchase. Ignyte provides in-depth consulting, design and support for enterprise networking customers, as well as management of their Internet security needs. As of the acquisition date the Company recorded the fair value of Ignyte’s assets and liabilities. The resulting goodwill and other intangibles are being amortized over the expected useful lives of three to six years. The total purchase price of $10.2 million was based upon the average fair value of the Company’s common stock for five trading days surrounding the date the acquisition was announced. The purchase price consisted of 735,000 shares issued for common stock and options of Ignyte valued at approximately $8,975,000, $685,000 in cash consideration and $600,000 in closing costs.

The consolidated financial statements include the results of operations of Ignyte commencing on March 8, 2001.

During the course of 2001, the Company completed several minor transactions for the acquisition of certain technologies and personnel for an aggregate purchase consideration of 270,000 shares of common stock valued at approximately $4,321,000 and approximately $2.6 million in cash consideration.

On November 14, 2000, the Company acquired Phobos Corporation (“Phobos”) in a transaction accounted for as a purchase. Phobos designed, developed and sold scaleable Internet traffic management (“ITM”) solutions for Internet service providers, application service providers, e-commerce companies and web hosting and enterprise network operations centers. Under the terms of the merger, 0.6152475 shares of the Company’s common stock were exchanged for each share of outstanding Phobos common stock at November 14, 2000, the closing date of the merger. In connection with the merger, the Company issued 9,906,000 shares of its common stock, and options and warrants to purchase 2,294,000 shares of its common stock. The total purchase price was based upon the average fair value of our common stock for five trading days surrounding the date the acquisition was announced. In addition, the Company paid $30 million in cash to the shareholders of Phobos based upon their pro-rata ownership percentage in Phobos. The merger agreement also provided for up to an additional $20 million in cash to be payable upon achievement of certain future quarterly revenue targets during 2001, of which $4 million was earned and recorded as additional goodwill.

The consolidated financial statements include the results of operations of Phobos commencing on November 14, 2000. The purchase price was based on actual shares of common stock and options issued by the Company on the closing date. The average market price per share of the Company’s common stock of $15.70 is based on the average closing market price as of October 17, 2000, the date the proposed merger was announced, and for the two trading days prior to and two trading days subsequent to October 17, 2000. The options and warrants were valued by applying the Black-Scholes valuation model.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price consideration is as follows (in thousands):

Common stock	$155,520
Assumption of Phobos options and warrants	22,230
Cash	30,000
Transaction costs	8,700

Total consideration	$216,450

The purchase price allocation is as follows (in thousands):

Tangible assets acquired	$4,310
Deferred tax assets	5,611
Intangible assets acquired:
Existing technology	26,220
Non-compete agreements	6,960
Workforce	2,390
Customer base	16,740
Goodwill	184,092
Deferred compensation of unvested options	3,900
In-process research and development	2,300
Liabilities assumed	(14,969)
Restructuring costs	(300)
Deferred tax liabilities	(20,804)

Total consideration	$216,450

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

The nature of the efforts to develop the purchased in-process research and development into commercially viable products principally relates to the completion of all planning, designing, prototyping and testing activities that are necessary to establish that the product can be produced to meet its design specification including function, features and technical performance requirements.

The following unaudited pro forma net revenues, net loss and net loss per share data for the years ended December 31, 2000 and 1999 are based on the respective historical financial statements of the Company and Phobos. The pro forma data reflects the consolidated results of operations as if the acquisition of Phobos

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

occurred at the beginning of each of the years indicated and includes the amortization of the resulting goodwill and other intangible assets. The pro forma data excludes the charge for in-process research and development. The pro forma financial data presented are not necessarily indicative of the Company’s results of operations that might have occurred had the transaction been completed at the beginning of the years specified, and do not purport to represent what the Company’s consolidated results of operations might be for any future period.

	Years Ended December 31,
	1999	2000
	(in thousands)
	(Unaudited)
Revenues	$22,424	$71,547
Net loss	$(49,266)	$(29,598)
Net loss per share—basic and diluted	$(1.11)	$(0.47)
Shares used in per share calculation—basic and diluted	44,574	63,536

Note 4—Redeemable Series A Convertible Preferred Stock:

In February 1999, the Company issued 1,438,377 shares of redeemable Series A convertible preferred stock (“Preferred Stock”) at $3.48 per share for net proceeds of $4,971,000. Each share of Preferred Stock converts into two shares of Common Stock. In November 1999, the Company completed its initial public offering of 8,000,000 shares of Common Stock at $7.00 per share. In connection with the initial public offering, all outstanding shares of Preferred Stock automatically converted into Common Stock.

Note 5—Shareholders’ Equity:

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

1999 Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan was adopted by the board of directors in August 1999. A total of 700,000 shares of common stock have been reserved for issuance under the plan. At December 31, 2001, approximately 468,000 shares were available for issuance under the plan. The weighted average fair value of purchase rights issued under the plan in 2001 was $8.97 per share.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans

The Company’s Stock Option Plans (the “Plans”), as amended, authorize the Board of Directors to grant incentive stock options and nonstatutory stock options to employees, directors and consultants to purchase up to a total of 26,024,328 shares of the Company’s common stock. Under the Plans, incentive stock options are granted at an exercise price that is not to be less than 100% of the fair market value of the Company’s common stock on the date of grant, as determined by the Company’s Board of Directors. Nonqualified stock options are granted at a price that is not to be less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors.

Generally, options granted under the Plans are exercisable for a period of ten years after the date of grant, and vest over four years.

The following table summarizes option activity under the stock option plans:

		Options Outstanding
	Available for Grant	Shares	Exercise Price	Weighted Average Exercise Price
Balance at December 31, 1998	3,295,872	2,327,352	$0.04- 0.12	$0.06
Authorized	4,716,648	—	$—	$—
Granted	(6,519,000)	6,519,000	$0.25-14.93	$2.79
Exercised	—	(1,052,934)	$0.04- 0.75	$0.44
Canceled	205,002	(205,002)	$0.06- 4.50	$3.62

Balance at December 31, 1999	1,698,522	7,588,416	$0.04-14.93	$2.25
Authorized	6,015,650	—	—	—
Granted	(6,365,620)	6,365,620	$0.82-52.06	$17.52
Exercised	—	(1,803,800)	$0.38-18.00	$0.92
Canceled	1,003,670	(1,003,670)	$0.63-52.06	$12.94

Balance at December 31, 2000	2,352,222	11,146,566	$0.04-52.06	$10.22
Authorized	5,292,030	—	—	—
Granted	(7,398,993)	7,398,993	$1.42-19.97	$14.84
Exercised	—	(2,773,118)	$0.06-18.00	$4.42
Canceled	1,691,506	(2,037,632)	$0.06-52.06	$16.54

Balance at December 31, 2001	1,936,765	13,734,809	$0.04-52.06	$12.95

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information regarding stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Exercise Prices	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$0.04-$0.06	$0.06	541,386	6.68	373,042	$0.06
$0.38-$0.50	$0.43	306,504	7.40	60,684	$0.42
$0.75-$0.82	$0.78	233,704	8.20	145,028	$0.81
$1.22-$1.75	$1.45	307,774	7.20	124,446	$1.54
$3.26-$4.50	$4.09	2,186,299	7.60	1,141,842	$4.11
$5.50-$7.07	$6.14	614,190	8.50	157,198	$5.71
$10.57-$15.69	$13.78	5,345,158	9.50	301,106	$14.34
$15.88-$23.69	$19.04	3,649,985	9.00	480,445	$20.71
$25.00-$31.94	$26.75	255,810	6.80	144,228	$26.76
$42.69-$52.06	$48.89	293,999	8.30	113,502	$48.75

	$12.95	13,734,809		3,041,521	$9.73

At December 31, 2000 and 1999, 3,013,124 and 603,677 outstanding options were exercisable, respectively.

In conjunction with the acquisition of Phobos in 2000, the Company allocated $3.9 million to deferred stock compensation which represents the portion of the intrinsic value of unvested stock options held by the employees of Phobos that were exchanged for SonicWALL options. In conjunction with the acquisitions of Ignyte and RedCreek in 2001, the Company allocated $1.87 million to deferred stock compensation which represents the portion of the intrinsic value of unvested stock options held by the employees of Ignyte and RedCreek that were exchanged for SonicWALL options. These amounts are considered deferred stock compensation and are being amortized over the vesting periods of the applicable options and the repurchase periods for the restricted stock.

The weighted average fair value per share of options assumed in these acquisitions in 2000 and 2001 was $15.76 and $11.45, respectively.

During the years ended December 31, 1999 and 2000, the Company granted approximately 105,000 and 20,000, respectively, options to purchase common stock to certain consultants in exchange for services rendered. The options vest over two years. These options are subject to variable plan accounting with fair value re-measurements at the end of each quarterly reporting period. During the years ended December 31, 1999 and 2000, the Company recorded deferred stock-based compensation expense related to these grants. In the years ended December 31, 1999, 2000 and 2001, there was stock-based compensation expense related to these options of $1,066,000, $1,800,000 and $11,000, respectively.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma stock compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the Company’s stock option plan and the fair value of purchase rights issued under the ESPP in the accompanying statements of operations. Had compensation cost for the Company’s stock option plan been determined based on the fair market value at the grant dates for stock options granted in 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company’s net income (loss) would have been changed to the pro forma amounts indicated below, in thousands:

	Year Ended December 31,
	1999	2000	2001
Net income (loss):
As reported	$158	$8,747	$(20,914)
Pro forma	$(109)	$656	$(39,631)
Net income (loss) per share—basic:
As reported	$0.00	$0.16	$(0.32)
Pro forma	$0.00	$0.01	$(0.61)
Net income (loss) per share—diluted:
As reported	$0.00	$0.14	$(0.32)
Pro forma	$0.00	$0.01	$(0.61)

The pro forma amounts reflect compensation expense related to stock option grants from 1997 through 2001. In future years, the annual compensation expense will increase relative to the fair value of the stock options granted in those future years. The weighted average fair value of the options granted in 1999, 2000 and 2001 was $1.13, $12.82 and $11.12, respectively.

The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	1999	2000	2001
Expected volatility	80%	110%	110%
Risk-free interest rate	4.79% to 5.83%	5.28% to 6.56%	3.47% to 5.01%
Expected life	4 years	3-4 years	4 years
Dividend yield	0%	0%	0%

Note 6—Notes Receivable from Shareholders:

In May 1999, the Company issued a full recourse note for $300,000 in connection with the exercise of 600,000 shares of incentive stock options by one shareholder. The note had an interest rate of 8% per year and was payable over four years. The principal and interest on these notes were paid in full during 2000.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Income Taxes:

The (benefit from) provision for income taxes consist of the following (in thousands):

	Year Ended December 31,
	1999	2000	2001
Current tax expense:
Federal	$3,178	$9,996	$8,679
State	708	2,485	1,666

	3,886	12,481	10,345

Deferred tax expense (benefit):
Federal	(1,598)	(2,301)	(3,428)
State	(456)	(257)	(566)

	(2,054)	(2,558)	(3,994)

	$1,832	$9,923	$6,351

Deferred tax assets and liabilities comprise the following (in thousands):

	December 31,
	2000	2001
Deferred tax assets:
Net operating loss carryforwards	$20,235	$16,391
Inventory reserves	1,314	1,206
Deferred revenue	2,277	1,308
Tax credits	1,096	3,956
Other reserves and accruals	2,794	5,763

Total deferred tax assets	27,716	28,624
Valuation allowance	(8,545)	(8,260)

Net deferred tax assets	$19,171	$20,364

Deferred tax liabilities:
Intangible assets	$(20,426)	$(17,625)

As of December 31, 2001, the Company has net operating loss carryforwards of approximately $43,370,000 to offset future federal taxable income, which expire at various dates through the year 2021. This amount includes approximately $34,000,000 of net operating loss carryforwards from the acquisition of Phobos. The net operating loss carryforward also includes approximately $7,135,000 resulting from employee exercises of non-qualified stock options or disqualifying dispositions, the tax benefits of which, when realized, will be recorded as an addition to common stock rather than a reduction of the provision for income taxes.

The deferred tax assets related to the acquisition of Phobos, approximately $8,545,000 as of December 31, 2000, and Phobos and Ignyte of approximately $8,260,000 as of December 31, 2001, if and when realized, will be used to reduce the amount of goodwill and intangibles recorded at the date of acquisition. Valuation allowances have been recorded at December 31, 2000 and 2001, respectively, for this portion of these deferred tax assets as a result of the uncertainties regarding realization of the assets based upon the limitation on the use of the net operating losses in the future. There was no valuation allowance recorded by the Company at December 31, 1999.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s effective tax rate on income (loss) differs from the U.S. Federal statutory regular tax rate (benefit) as follows:

	Year Ended December 31,
	1999	2000	2001
Federal statutory rate (benefit)	34%	35%	(35)%
State taxes, net of federal benefit	6	5	(5)
Valuation allowance	(28)	—	—
Deferred compensation charge	95	2	9
In-process research and development and goodwill	—	16	83
Tax credits	(15)	(4)	(4)
Foreign sales corporation	—	(2)	(4)
Other	—	1	—

	92%	53%	44%

Note 8—Segment Reporting:

The Company adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS No.131 requires publicly held companies to report financial and other information about key revenue segments of the entity for which such information is available and is utilized by the chief operating decision maker. The Company conducts its business within one business segment.

Revenue by geographic region is presented as follows (in thousands):

	Year Ended December 31,
	1999	2000	2001
North America	$13,859	$47,080	$77,093
Other	7,188	22,368	34,894

Total	$21,047	$69,448	$111,987

Revenue attributed to Japan accounted for 11% for the years ended December 31, 1999 and 2000 and 10% for the year ended December 31, 2001.

Note 9—Commitments and Contingencies:

The Company’s corporate headquarters and executive offices are located in approximately 86,000 square feet of office space in Sunnyvale, California under a lease that expires in October 2004. The Company also leases approximately 34,000 square feet of office space in Salt Lake City, Utah under a lease that expires in April 2005. Additional sales and support offices are leased worldwide under leases that expire at various dates ranging from 2002 to 2006. Rent expense was approximately $383,000, $782,000 and $2,046,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease commitments at December 31, 2001 were as follows (in thousands):

Year-Ending December 31,
2002	$2,991
2003	2,803
2004	2,353
2005	596
2006	165

$8,908

The Company is party to routine litigation incident to our business. Management believes that none of these legal proceedings will have a material adverse effect on its business, operating results, liquidity and financial condition.

On December 6, 2001, a securities class action complaint was filed in the U.S. Southern District Court of New York against us, three of the Company’s officers and directors, and certain of the underwriters in its initial public offering in November 1999 and its follow-on offering in March 2000. The complaint seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings. While the Company believes that the claims against it and its officers and directors are without merit and intend to vigorously defend against these allegations, the litigation could result in substantial costs and divert management’s attention and resources, which could have a material adverse effect on its business, operating results, liquidity and financial condition.

Note 10—Comprehensive Income (Loss):

Comprehensive income (loss) includes unrealized gains on investment securities that have been reflected as a component of shareholders’ equity and have not affected net income (loss). The amount of income tax expense or benefit allocated to unrealized gains on investment securities is equivalent to the effective tax rate in each of the respective periods. Comprehensive income (loss) is comprised, net of tax, as follows (in thousands):

	Year Ended December 31,
	1999	2000	2001
Net income (loss)	$158	$8,747	$(20,914)
Unrealized gains on investment securities, net of taxes	—	—	194

Comprehensive income (loss)	$158	$8,747	$(20,720)

Note 11—Employee Benefits:

The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. The Company’s contribution to this plan is discretionary. For the years ended December 31, 1999, 2000 and 2001, the Company did not make any contributions to the plan.

PART III

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 10.    Directors and Executive Officers of the Registrant

Officers and Directors

The following table gives certain information as to each of SonicWALL’s executive officers and directors as of March 15, 2002:

Name	Age	Position
Sreekanth Ravi	35	Chairman of the Board
Cosmo Santullo	46	President and Chief Executive Officer and Director
Sudhakar Ravi	36	Chief Technical Officer
Michael J. Sheridan	37	Senior Vice President, Strategy, and Chief Financial Officer
Tom Furlong	45	Senior Vice President, Marketing and Engineering
Ronald E. Heinz Jr.	43	Senior Vice President, Worldwide Sales
Gregory K. Miller	40	Senior Vice President, Legal and Corporate Affairs
Charles D. Kissner (1) (2)	54	Director
David A. Shrigley (2) (3)	53	Director
Cary Thompson (1) (3)	45	Director
Robert M. Williams (1) (3)	47	Director

(1)	Member of the Board’s 2002 Audit Committee
(2)	Member of the Board’s 2002 Compensation Committee
(3)	Member of the Board’s 2002 Corporate Governance and Nominations Committee

The Board of Directors is elected annually by shareholders, and members of the board serve until the next annual meeting of shareholders unless they resign before such meeting. The last annual shareholders meeting was held in December 2001.

Sreekanth Ravi has served as our Chairman of the Board since co-founding the Company in February 1991. From February 1991 until October 2001, Mr. Ravi was SonicWALL’s President and Chief Executive Officer. Prior to SonicWALL, Mr. Ravi was the founder and Chief Executive Officer of Generation Systems, a manufacturer of high performance video products, which he later sold to a publicly held computer products company in 1990. Mr. Ravi received a bachelor of science degree in electrical engineering from the University of Illinois, Champaign-Urbana. Sreekanth Ravi and Sudhakar Ravi are brothers.

Cosmo Santullo became our President and Chief Executive Officer, and a director, in October 2001. Mr. Santullo joined SonicWALL from Mirror Image Internet, Inc., a provider of Internet content delivery systems located in Woburn, Massachusetts, where he was President and Chief Executive Officer from January 2000 to October 2001. From April 1999 to September 1999, Mr. Santullo was President of EMC e-Business Solutions at EMC Corporation, a leading provider of enterprise storage solutions, where he led EMC’s business ventures for customers and partners focused on web environments. From September 1998 to April 1999, he was Senior Vice President of Global Marketing for EMC e-Business Solutions, where he was responsible for all communications programs, product marketing and sales force training for EMC. From 1978 to 1998, Mr. Santullo held various managerial positions at IBM Corporation, the latest being General Manager of the North America Personal Systems Group. Mr. Santullo received a bachelor of science degree in engineering from Princeton University.

Sudhakar Ravi has served as our Chief Technical Officer since September 1999. Prior to that, Mr. Ravi served as our Vice President, Engineering. He served as a director from February 1991 when he co-founded SonicWALL until October 2001. Prior to SonicWALL, Mr. Ravi was involved in semiconductor research at Stanford University. Mr. Ravi received a bachelor of science degree from the University of Illinois, Champaign-Urbana and a masters of science degree in computer science from Stanford University. Sudhakar Ravi and Sreekanth Ravi are brothers.

Michael Sheridan was named our Senior Vice President, Strategy, and Chief Financial Officer in October 2001. Prior to that, he was our Chief Operating Officer since January 2001. Mr. Sheridan has served as our Chief Financial Officer since joining SonicWALL in May 1999. Mr. Sheridan became Secretary in September 1999. Mr. Sheridan joined SonicWALL from Genesys Telecommunications Laboratories, Inc., an enterprise software company in the call center automation industry, where he served as Vice President of Finance from January 1998 to May 1999, and served as Corporate Controller from November 1996 to December 1997. From August 1995 to November 1996, Mr. Sheridan was the Corporate Controller for Network Appliance, Inc., a network file server manufacturer. From 1986 to 1995, Mr. Sheridan was an audit professional with Arthur Andersen LLP, where he was involved primarily with technology clients. Mr. Sheridan received a bachelor degree in commerce from Santa Clara University and is a Certified Public Accountant.

Tom Furlong was named our Senior Vice President, Marketing and Engineering in July 2001. Mr. Furlong joined SonicWALL from Silicon Graphics Inc., where he was Senior Vice President and General Manager of the Workstation Division. Prior to that, he was Senior Vice President and Chief Technical Officer of MIPS Computer Systems before its acquisition by Silicon Graphics. Previous to joining MIPS Computer Systems, Mr. Furlong was General Manager of the RISC Workstations Division of Digital Equipment Corporation. Mr. Furlong received a bachelor of science degree in electrical engineering from Michigan State University.

Ronald Heinz Jr. was named Senior Vice President, Worldwide Sales in January 2001. Mr. Heinz served as our Chief Operating Officer, Salt Lake City division, from November 2000 until January 2001. Mr. Heinz was a director from November 2000 until December 2001. Before joining SonicWALL, Mr. Heinz served as President, Chief Executive Officer and a director of Phobos Corporation from June 2000 through November 2000, when SonicWALL acquired Phobos. From 1989 through June 2000, Mr. Heinz worked for Novell, Inc. where he served as Senior Vice President of Worldwide Sales and held various management positions. Mr. Heinz received a bachelor of science degree in finance from Virginia Polytechnic Institute and an MBA from American University.

Gregory Miller was named Senior Vice President, Legal and Corporate Affairs in August 2001. Prior to joining SonicWALL, from March 2000 to August 2001, Mr. Miller was a partner at the law firm Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP in Menlo Park, California, where he advised public and private companies in the technology sector with financing, acquisition and strategic partnering matters. From March 1996 to March 2000, Mr. Miller was with Latham & Watkins in San Francisco, California, where he was that office’s chair of the Venture and Technology practice group. Mr. Miller received a bachelor of arts degree from Colgate University and a juris doctorate degree from the University of Virginia Law School.

Charles Kissner has served as a director since July 2000. He is currently Chairman and CEO of DMC Stratex Networks, Inc., a broadband wireless equipment company. Previously, Mr. Kissner was Vice President/General Manager of M/A-Com, Inc., a manufacturer of radio and microwave communication products, and President, Chief Executive Officer, and a director of Aristacom International, Inc., a communications software company. He also founded Fujitsu Network Switching, Inc., and held several key positions at AT&T (now Lucent Technologies). Mr. Kissner is also a director of Spectrian, Inc., a wireless components manufacturer, Littlefeet, Inc., a wireless infrastructure company. He serves on the Advisory Board of Santa Clara University’s Leavey School of Business and is a trustee for the National Public Radio (NPR) Foundation. Mr. Kissner holds a bachelor of science degree from California State Polytechnic University and an MBA from Santa Clara University.

David Shrigley has been a director since July 1999. Since July 1999 Mr. Shrigley has been a venture partner of Sevin Rosen Funds, a venture capital firm. From November 1996 to April 1999, Mr. Shrigley was Executive Vice President, Sales and Services of Nortel Networks Corp., a network telecommunications company. From December 1978 to November 1996, Mr. Shrigley was an employee of Intel Corporation, a semiconductor manufacturing company, where he was last employed as Vice President, Corporate Marketing. Mr. Shrigley received a bachelor of science degree in business administration from Franklin University.

Cary Thompson has served as a director since January 2001. Mr. Thompson has served as Senior Managing Director for Bear, Stearns & Co., Inc. since 1999 and is the head of Corporate Finance for the Los Angeles office. Mr. Thompson joined Bear Stearns from Aames Financial Corporation where he served as that company’s Chief Executive Officer from April 1997 to July 1999. Mr. Thompson serves on the Board of Directors of Aames Financial and Fidelity National Financial. Mr. Thompson received his bachelor of arts degree from the University of California, Berkeley, and his juris doctorate from the University of Southern California Law School.

Robert Williams has been a director since May 1999. Since January 1998, Mr. Williams has been a general partner of Bay Partners, a venture capital firm, and an affiliate of Bay Partners SBIC II, L.P. and Bay Sonic Investors, shareholders of SonicWALL. From May 1993 to December 1997, Mr. Williams was Vice President, Marketing and Business Development of NetManage, Inc., a networking software product development and sales company. Before then, Mr. Williams held various marketing positions at several companies, including Verity, Inc., an Internet text engine developer, and Ingres Corp., a developer of relational database management software. Mr. Williams received a bachelor of arts degree from Dartmouth College and a MBA from the Stanford Graduate School of Business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership on a Form 3 and reports of changes in ownership of our common stock and other equity securities on a Form 4 or Form 5. Such executive officers, directors and 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from the executive officers and directors, we believe that all of our executive officers, directors and 10% shareholders made all the necessary filings under Section 16(a) during 2001, with one exception. Zachary Abrams, our former Vice President of Corporate and Business Development, reported a sale of 753 shares of SonicWALL stock acquired under the Employee Stock Purchase Plan on a December 31, 2001 Form 5 report instead of an August 2001 Form 4 monthly report.

Board of Directors Meetings

During the fiscal year ended December 31, 2001, the Board of Directors met eight times, including telephone conference meetings, and acted by written consent in lieu of a meeting on another three occasions. No director attended fewer than 75% of the aggregate of the total number of meetings of the Board (held during the period for which he was a director) and the total number of meetings held by all committees of the Board on which such director served (held during the period that such director served).

Committees of the Board of Directors

Standing committees of the Board include an Audit Committee, a Compensation Committee and a Corporate Governance and Nominations Committee.

The 2001 Audit Committee of our Board consisted of Messrs. Shrigley, Thompson and Williams. The Audit Committee met quarterly during fiscal year 2001. The Audit Committee makes recommendations to the Board of Directors regarding various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, fees to be paid to our accountants, and the accounting practices of SonicWALL. The Audit Committee meets independently with our independent auditors and our senior management, and reviews the general scope of our accounting, financial reporting, annual audit and the results of the annual audit and interim financial statements, auditor independence issues, and the adequacy of the audit committee’s charter. The Audit Committee operates under a written charter adopted by the Board, a copy of which was included with SonicWALL’s proxy statement for its December 31, 2000 Annual Meeting of Shareholders. The 2002 Audit Committee of our Board currently consists of Messrs. Kissner, Thompson and Williams.

The 2001 Compensation Committee of our Board consisted of Messrs. Kissner and Shrigley. The Compensation Committee met one time during fiscal year 2001. The compensation committee reviews and approves the compensation and benefits for our executive officers and grants stock options under our stock option plans and makes recommendations to the Board of Directors regarding these matters. The 2002 Compensation Committee of our Board consists of Messrs. Kissner and Shrigley.

The 2002 Corporate Governance and Nominations Committee consists of Messrs. Shrigley, Thompson and Williams. This Committee was formed in January 2002 to (i) establish and/or recommend policies and procedures with respect to the Board of Directors of the Company, the other committees of the Board, as they shall from time to time be constituted, and their interaction with management, and corporate governance policies generally; (ii) establish procedures for the director nomination process; (iii) seek and recommend qualified candidates for election to the Board of Directors at the Annual Meetings of Shareholders of the Company; (iv) nominate officers for election by the Board of Directors; and (v) consider nominees for election to the Board of Directors proposed by the shareholders.

Director and Officer Indemnification and Liability

Our articles of incorporation limit the liability of directors to the full extent permitted by California law. California law provides that a corporation’s articles of incorporation may eliminate or limit the personal liability of directors for monetary damages for breach of their fiduciary duties as directors, except liability for:

•	acts or omissions that involve intentional misconduct or a knowing and culpable violation of law;

•	acts or omissions that a director believes to be contrary to the best interest of SonicWALL or our shareholders or that involve the absence of good faith on the part of the director;

•	any transaction from which a director derived an improper personal benefit;

•
acts or omissions that show a reckless disregard for the director’s duty to SonicWALL or our shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director’s duties, of a risk of serious injury to SonicWALL or our shareholders;

•	acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director’s duty to SonicWALL or our shareholders;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions, unlawful distribution of assets to shareholders or unlawful loans or guarantees to directors, officers and others; or

•	any transaction between a director and SonicWALL.

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

•
to indemnify our directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature;

•	to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and

•	to obtain directors’ and officers’ insurance if available on reasonable terms.

We believe that our charter provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

At present, there is no pending litigation or proceeding involving any director, officer, employee or agent of ours in which indemnification would be required or permitted, except as may result from our securities litigation. We are not aware of any threatened litigation or proceeding that might result in a claim for indemnification. On December 6, 2001, a securities class action complaint was filed in the U.S. Southern District Court of New York against us, three of our officers and directors, and certain of the underwriters in our initial public offering in November 1999 and our follow-on offering in March 2000. The complaint seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in our public offerings. While we believe that the claims against us and our officers and directors are without merit and intend to vigorously defend against these allegations, the litigation could result in substantial costs and divert our attention and resources, which could have a material adverse effect on our business, operating results, liquidity and financial condition.

The Securities and Exchange Commission has advised us that, in its opinion, any indemnification of our directors and officers for liabilities arising under the Securities Act of 1933 is against public policy as expressed in that Act and is therefore unenforceable.

ITEM 11.    Executive Compensation

The following table provides information concerning the compensation received for services rendered to SonicWALL in all capacities during the years ended December 31, 2001, 2000, and 1999, by all individuals who served as our Chief Executive Officer in 2001 and each of the other most highly compensated executive officers or key employees of SonicWALL whose aggregate compensation exceeded $100,000 in fiscal 2001 (the “named executive officers”). The table is based on earned compensation.

Summary Compensation Table

Long-Term Compensation Awards
	Annual Compensation						Securities Underlying Options (#)	All Other Compensation ($)
Name and Principal Position	Year	Salary ($)		Bonus ($)
Sreekanth Ravi (1) Chairman of the Board	2001 2000 1999	$ $ $	240,000 240,000 240,000	$ $ $	— 234,000 224,983		— 100,000 800,000	— — —

Cosmo Santullo (2) President and Chief Executive Officer	2001 2000 1999	$ $ $	83,077 — —	$ $ $	— — —		2,400,000 — —	— — —

Sudhakar Ravi Chief Technical Officer	2001 2000 1999	$ $ $	240,000 240,000 240,000	$ $ $	— 233,000 232,214		— 100,000 800,000	— — —

Michael J. Sheridan (3) Senior Vice President, Strategy and Chief Financial Officer	2001 2000 1999	$ $ $	240,000 202,677 150,000	$ $ $	— 233,000 100,000		425,000 100,000 600,000	— — —	(8)

Ronald E. Heinz Jr. (4) Senior Vice President, World Wide Sales	2001 2000 1999	$ $ $	250,000 716,299 —	$ $	$292,298 689,376 —	(7)	— 663,731 —	— — —

Zachary Abrams (5) Vice President, Corporate and Business Development	2001 2000 1999	$ $ $	200,000 100,963 —	$ $ $	225,600 190,000 —		— 550,000 —	— — —

Steven R. Perricone Vice President, Domestic Sales	2001 2000 1999	$ $ $	225,000 120,007 120,000	$ $ $	209,596 573,317 246,089	(7) (7)	— 50,000 —	— — —

Patricia Bright (6) Vice President, Asia Pacific and Latin America Sales	2001 2000 1999	$ $ $	150,000 87,238 66,162	$ $ $	117,463 88,881 61,266	(7) (7) (7)	25,000 — 200,000	— — —

(1)	Was President and CEO until October 2001
(2)	Commenced employment in October 2001
(3)	Commenced employment in May 1999
(4)	Commenced employment in November 2000
(5)	Commenced employment in April 2000
(6)	Commenced employment in March 1999
(7)	Represents commissions
(8)	The Board of Directors approved the acceleration of 118,750 shares of restricted common stock on October 1, 2001.

Options Grants in Last Fiscal Year

The following table provides information regarding stock options we granted in fiscal 2001 to named executive officers whose compensation exceeded $100,000 in fiscal 2001. The table includes the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. The assumed rates of appreciation are prescribed by the Securities and Exchange Commission for illustrative purposes only and are not intended to forecast or predict future stock prices. Any actual gains on option exercises will depend on the future performance of our stock.

	Individual Grants
	Number of Securities Underlying Options Granted (#)		Percent of Total Options Granted to Employees in Fiscal Year(2)	Exercise Price ($/Sh)(3)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(5)
Name						5%($)	10%($)
Cosmo Santullo	2,400,000	(4)	32.44%	15.65	10/16/2011	23,621,282	59,860,967
Michael J. Sheridan	300,000	(1)	4.05%	17.0312	1/22/2011	3,213,273	8,143,042
Michael J. Sheridan	125,000	(1)	1.69%	11.26	9/30/2011	885,169	2,243,193
Patricia Bright	25,000	(1)	0.34%	11.26	9/30/2011	177,034	448,639

(1)
25% of the option shares vest after one year of service, and the remaining shares vest monthly over the following three years, provided the employee remains employed at SonicWALL. We granted all options under our stock option plans at exercise prices at the fair market value of our common stock on the date of grant.

(2)	In 2001, we granted options to purchase up to an aggregate of 7,398,993 shares to employees, directors and consultants.
(3)
The exercise price may be paid in cash, in shares of Common Stock valued at fair market value on the exercise date, or through a cashless exercise procedure involving a same-day sale of the purchased shares.

(4)	The option shares vest in equal monthly installments, vesting 1/48th each month (50,000 shares), until fully vested at the end of 48 months of continuous employment with SonicWALL, Inc.
(5)
The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of the Company’s securities that the actual stock price appreciation over the ten year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

Aggregate Option Exercises Fiscal Year-End Option Values

The following table provides information regarding value realized of options exercised during 2001 and unexercised options held as of December 31, 2001 by our Chief Executive Officer and the other named executive officers whose compensation exceeded $100,000 in fiscal 2001. The value of unexercised in-the-money options is calculated at December 31, 2001.

	Number of Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Sreekanth Ravi	—	—	466,624	433,376	7,146,347	5,323,653
Cosmo Santullo	—	—	100,000	2,300,000	379,000	8,717,000
Sudhakar Ravi	—	—	466,624	433,376	7,146,347	5,323,653
Michael J. Sheridan	—	—	—	525,000	—	2,120,390
Ronald E. Heinz, Jr.	238,000	2,187,390	59,490	366,241	192,825	2,347,034
Zachary Abrams.	—	—	233,334	316,666	121,938	121,938
Steven R. Perricone	390,000	7,216,275	205,000	125,000	3,972,388	1,640,938
Patricia Bright	59,140	1,063,485	11,648	83,424	222,069	1,318,354

Director Compensation

We do not pay cash compensation to our directors for their services as directors or members of committees of the board of directors, but we do reimburse them for reasonable expenses they incur in attending meetings of the Board of Directors. Directors are eligible to participate in our stock option plans.

The Compensation Committee, as administrator of SonicWALL’s 1998 Stock Plan, may provide for accelerated vesting of the shares of common stock subject to outstanding options held by any executive officer of SonicWALL in connection with certain changes in control of SonicWALL. The accelerated vesting may be conditioned on the termination of the individual’s employment following the change in control event. None of the executive officers of SonicWALL currently have employment agreements with SonicWALL for a specific term, and they may resign and their employment may be terminated at any time. However, some executive officers have entered into arrangements for acceleration of vesting of their initial option grant upon change of control coupled with their employment being terminated thereafter other than for cause.

We have entered into an employment agreement with Cosmo Santullo, our President and Chief Executive Officer, dated October 15, 2001. The agreement provides that if the Company is subject to a change in control before Mr. Santullo’s employment with the Company terminates and Mr. Santullo is subject to an involuntary termination within six months after the change in control, then his options shall immediately become exercisable with respect to 50% of his then unvested shares.

Additionally, Mr. Heinz has an agreement with the Company which he entered into when he joined Phobos Corporation as its Chief Executive Officer. This agreement was assumed by SonicWALL as a part of our acquisition of Phobos. Under the terms of Mr. Heinz’s agreement, Mr. Heinz would be entitled to 12 months of accelerated vesting of his options granted by Phobos and assumed by SonicWALL in the event of his termination other than for cause.

Compensation Committee Interlocks and Insider Participation

Our Board’s Compensation Committee currently consists of Messrs. Kissner and Shrigley. None of these individuals has at any time been an employee or officer of SonicWALL, Inc. Until the Compensation Committee was formed in August 1999, the full board of directors made all decisions regarding executive compensation.

None of our executive officers serves as a member of the Board of Directors or Compensation Committee of any entity which has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Employee Benefit Plans

1998 and 1994 Stock Option Plans

The 1998 stock option plan provides for the grant of incentive stock options, as defined in Section 422 of the Internal Revenue Code, to employees and the grant of nonstatutory stock options to employees, non-employee directors and consultants. The purposes of the 1998 stock option plan are:

•	to attract and retain the best available personnel;

•	to provide additional incentives to our employees and consultants; and

•	to promote the success of our business.

The 1998 stock option plan was adopted by our board of directors in July 1998, approved by our stockholders in July 1998, and amended by the shareholders to increase the number of shares available for grant thereunder in February 1999 and December 2000. Unless terminated earlier by the board of directors, the 1998 stock option plan will terminate in July 2008. The 1998 stock option plan was amended by our board of directors in August 1999 to include some of the provisions provided below. These amendments were approved by our shareholders in August 1999. The number of shares reserved for issuance under the 1998 stock option plan will be subject to an automatic annual increase in the first day of 2001 through 2008 equal to the lesser of:

•	4,000,000 shares;

•	4% of our outstanding common stock on the last day of the immediately preceding fiscal year; or

•	a number of shares determined by the administrator.

The compensation committee currently administers the 1998 stock option plan. The administrator of the 1998 stock option plan determines numbers of shares subject to options, vesting schedules and exercise prices for options granted under the 1998 stock option plan.

The exercise price of incentive stock options must be at least equal to 100% of the fair market value of our common stock on the date of grant, and at least equal to 110% of the fair market value in the case of incentive stock options granted to an employee who holds, at the time the option is granted, more than 10% of the total voting power of all classes of our stock or any parent’s or subsidiary’s stock. Nonstatutory stock options will have an exercise price of at least 85% of the fair market value of our stock. Payment of the exercise price may be made in cash or other form of consideration approved by the administrator. The administrator determines the term of options, which may not exceed ten years, or five years in the case of an incentive stock option granted to an employee who holds, at the time the option is granted, more than 10% of the total voting power of all classes of our stock or any parent’s or subsidiary’s stock. No option may be transferred by the optionee other than by will or the laws of descent or distribution, provided, however, that the administrator may in its discretion provide for the transferability of nonstatutory stock options. The administrator determines when options become exercisable. Options granted under the 1998 stock option plan become exercisable at a rate not less than 20% per year. To the extent an optionee would have the right in any calendar year to exercise for the first time one or more incentive stock options for shares having an aggregate fair market value in excess of $100,000 as of the date the options were granted, the excess options will be treated as nonstatutory stock options.

Generally, in the event of a change of control of SonicWALL, outstanding options may be assumed or substituted by the successor corporation. If the successor corporation does not agree to this assumption or substitution, the options will terminate upon the closing of the transaction.

The board of directors may amend, modify or terminate the 1998 stock option plan if any amendments, modification or termination does not impair existing rights of plan participants. Additionally, shareholder approval is required for an amendment to the extent required by applicable law, regulations or rules.

Options outstanding under the 1994 stock option plan are subject to substantially the same terms as options under the 1998 stock option plan.

As of December 31, 2001:

•	a total of 21,116,552 shares have been authorized for issuance under the 1994 and 1998 stock option plans;

•	options to purchase an aggregate of 10,506,176 shares of common stock were outstanding under the 1994 stock option plan and 1998 stock option plan at a weighted average exercise price of $12.761;

•	8,673,611 shares had been issued upon exercise of outstanding options, net of repurchases, under the 1994 and 1998 stock option plans; and

•	1,936,765 shares remained available for future grant under the 1994 and 1998 stock option plans.

Phobos Corporation 1998 and 1999 Stock Plans

Upon the close of the merger between Phobos and SonicWALL, SonicWALL assumed 942,104 outstanding options under the Phobos 1998 Stock Plan and 1,179,516 outstanding options under the Phobos 1999 Stock Plan.

RedCreek Communications, Inc. 2001 Stock Option Plan

In conjunction with our acquisition of the assets and business of RedCreek Communications, Inc. in October 2001 we assumed RedCreek’s 2001 stock option plan, which has provisions substantially similar to our 1998 Stock Option Plan. RedCreek had issued options to persons that were hired by SonicWALL in the acquisition, which became options to purchase 206,500 shares of SonicWALL stock. The RedCreek plan does not allow for the granting of additional options.

Outside of Plan Grants

During 2001 we granted options to purchase an aggregate of 2,453,500 shares of SonicWALL outside of these plans. Options to purchase 2.4 million shares were granted in connection with the recruitment and employment of Cosmo Santullo, our President and Chief Executive Officer, and an aggregate of 53,500 shares were issued in connection with the recruitment and employment of new employee hires from RedCreek Communications.

1999 Employee Stock Purchase Plan

Our 1999 employee stock purchase plan was adopted by the board of directors and shareholders in August 1999. The 1999 employee stock purchase plan became effective on the effective date of our initial public offering. A total of 700,000 shares of common stock has been reserved for issuance under the 1999 employee stock purchase plan.

The 1999 employee stock purchase plan, which is intended to qualify under Section 423 of the Internal Revenue Code, provides our employees with an opportunity to purchase our common stock through accumulated payroll deductions. The 1999 employee stock purchase plan is administered by the board of directors or by a committee appointed by the board of directors. The 1999 employee stock purchase plan permits an eligible employee to purchase common stock through payroll deductions of up to 15% of that employee’s compensation. Employees, including officers and employee directors, of SonicWALL, or of any majority-owned subsidiary designated by the board of directors, are eligible to participate in the 1999 employee stock purchase plan if they are employed by SonicWALL or any designated subsidiary for at least 20 hours per week and more than five months per year. Unless the board of directors or its committee determines otherwise, the 1999 employee stock purchase plan is implemented by a series of overlapping offering periods generally of 24 months’ duration with new offering periods commencing on February 1 and August 1 of each year. Each offering period is divided into four consecutive purchase periods of approximately six months’ duration. The first offering period commenced on the date of our initial public offering and will end on July 31, 2001; the initial purchase period ends six months after our initial public offering date. The price at which common stock will be purchased under the 1999 employee stock purchase plan is equal to 85% of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period, whichever is lower. Employees may end their participation in an offering period at any time, and participation automatically ends on termination of employment.

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

The 1999 employee stock purchase plan provides that, in the event of a change of control of SonicWALL each right to purchase stock under the 1999 employee stock purchase plan will be assumed or an equivalent right substituted by the successor corporation. However, our board of directors will shorten any ongoing offering period so that employees’ rights to purchase stock under the 1999 employee stock purchase plan are exercised prior to the transaction if the successor corporation refuses to assume each purchase right or to substitute an equivalent right.

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

401(k) Plan

We maintain a 401(k) plan that covers all our employees who satisfy the plan’s eligibility requirements relating to minimum age, length of service and hours worked. We may make an annual contribution for the benefit of eligible employees in an amount determined by our board of directors. We have not made any contribution to date and have no current plans to do so. Eligible employees may make pretax elective contributions of up to 15% of their compensation, subject to maximum limits on contributions prescribed by law.

Report of the Audit Committee of the Board of Directors for the fiscal year ended December 31, 2001

The Audit Committee of the Board of Directors of SonicWALL serves as the representative of the board for general oversight of SonicWALL’s financial accounting and reporting process, system of internal control, audit process and process for monitoring compliance with laws and regulations. SonicWALL’s management has primary responsibility for preparing SonicWALL’s financial statements and SonicWALL’s financial reporting process. SonicWALL’s independent accountants, PricewaterhouseCoopers, LLP are responsible for expressing an opinion on the conformity of SonicWALL’s audited consolidated financial statements to generally accepted accounting principles.

The Audit Committee is composed of three members: David Shrigley, Cary Thompson and Robert Williams. Messrs. Shrigley and Williams were members of the Audit Committee during fiscal year 2001 and during the preparation of the Company’s December 31, 2001 audited consolidated financial statements. Mr. Thompson was elected to the Audit Committee in April 2001. Mr. Williams is a partner of Bay Partners. Entities affiliated with Bay Partners have owned over ten percent of SonicWALL within the last three years. By virtue of his relationship with Bay Partners, Mr. Williams has beneficially owned over ten percent of SonicWALL within the last three years. It is the opinion of SonicWALL’s board that neither Mr. Williams’ beneficial ownership of SonicWALL nor any other relationship with the Company impairs or interferes with his ability to exercise independent judgment in carrying out the responsibilities of a director or member of the Audit Committee. The other members of the Audit Committee are independent as defined under the SEC rules. All members of the Audit Committee are financially literate and Mr. Thompson has accounting or related financial management expertise.

In this context, the Audit Committee reported, in connection with the fiscal year 2001 audit of the Company’s consolidated financial statements:

1.	The Audit Committee has reviewed and discussed the audited consolidated financial statements with SonicWALL’s management and with SonicWALL’s independent accountants.

2.	The Audit Committee has discussed with the independent accountants the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standard, AU 380).

3.
The Audit Committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standards No. 1, Independence Discussions with Audit Committees) and has discussed with the independent accountants the independent accountants’ independence.

4.
Based on the review and discussion referred to in paragraphs 1 through 3 above, the Audit Committee recommended to the Board of Directors of SonicWALL, and the Board has approved, that the audited consolidated financial statements be included in SonicWALL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, for filing with the Securities and Exchange Commission.

January 23, 2002

/s/    David Shrigley
/s/    Cary Thompson
/s/    Robert Williams

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding the beneficial ownership of our common shares for our directors, our named executive officers, and our directors and executive officers as a group. Each of the following persons can be reached at or care of our principal offices at 1143 Borregas Avenue, Sunnyvale, California 94089.

	As of December 31, 2001
Name	Number of shares of common stock beneficially owned (1)	Percentage of shares of common stock outstanding
Sreekanth Ravi (2)	7,276,316	10.93%
Cosmo Santullo (3)	200,000	*
Sudhakar Ravi (4)	7,286,524	10.95%
Michael J. Sheridan (5)	448,583	*
Ronald E. Heinz Jr. (6)	87,170	*
Zachary Abrams (7)	254,166	*
Charles D. Kissner (8)	41,666	*
David A. Shrigley (9)	121,600	*
Cary Thompson (10)	27,083	*
Robert M. Williams	196,186	*
Steven R. Perricone (11)	295,000	*
Patricia Bright (12)	24,140	*
All directors and executive officers as a group (14 persons) (13)	16,258,434	24.43%

“*”	Represents less than 1%.
(1)
Percentage of beneficial ownership is based on 66,557,275 shares of common shares outstanding as of December 31, 2001, together with shares that may be purchased as of December 31, 2001 and within 60 days thereafter (“Vested Options”). Beneficial ownership represents sole voting or investment power. Vested Options are deemed outstanding for computing the percentage ownership of the person holding the option, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. To the Company’s knowledge, the only shareholders who beneficially own more than 5% of the outstanding common shares as of December 31, 2001 were Sreekanth Ravi and Sudhakar Ravi.

(2)	Includes 1,100,000 shares transferred to a family trust and 499,952 Vested Options.
(3)	Includes 200,000 Vested Options.
(4)	Includes 1,100,000 shares transferred to a family trust and 499,952 Vested Options.
(5)	Includes 56,250 shares subject to repurchase by the Company. Includes Vested Options of 81,250.
(6)	Includes 87,144 Vested Options.
(7)	Includes 254,166 Vested Options.
(8)	Includes 41,666 Vested Options.
(9)	Includes 1,600 shares held by children residing in the same household as Mr. Shrigley.
(10)	Includes 27,083 Vested Options.
(11)	Includes 205,000 Vested Options.
(12)	Includes 24,140 Vested Options.
(13)	Includes an aggregate of 1,920,353 Vested Options.

ITEM 13.    Certain Relationships and Related Transactions

SonicWALL’s bylaws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by California law. SonicWALL has also entered into indemnification agreements with its officers and directors containing provisions that may require SonicWALL, among other things, to indemnify its officers and directors against liabilities that may arise by virtue of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Since January 1, 2001, SonicWALL has not been a party to any transaction or series of similar transactions in which the amount involved exceeds $60,000 and in which any director, executive officer, or holder of more than 5% of our common stock had or will have a direct or indirect material interest other than:

•	normal compensation arrangements which are described under “Executive Compensation” above; and

•	the transactions described below.

In connection with the recruitment and hiring of Cosmo Santullo as SonicWALL’s President and Chief Executive Officer, SonicWALL agreed to reimburse Mr. Santullo with certain expenses he incurs in relocating his principal residence to be near SonicWALL’s principal offices in Sunnyvale, California. Additionally, SonicWALL has agreed to reimburse Mr. Santullo for up to $2.0 million of mortgage interest he incurs in connection with his purchase of a home in the Silicon Valley, California, for up to three years and so long as he is SonicWALL’s Chief Executive Officer.

Employment Contracts and Change in Control Arrangements

The Compensation Committee, as administrator of SonicWALL’s 1998 Stock Plan, may provide for accelerated vesting of the shares of common stock subject to outstanding options held by any executive officer of SonicWALL in connection with certain changes in control of SonicWALL. The accelerated vesting may be conditioned on the termination of the individual’s employment following the change in control event. None of the executive officers of SonicWALL currently have employment agreements with SonicWALL for a specific term, and they may resign and their employment may be terminated at any time. However, some executive officers have entered into arrangements for acceleration of vesting of their initial option grant upon change of control coupled with their employment being terminated thereafter other than for cause.

We have entered into an employment agreement with Cosmo Santullo, our President and Chief Executive Officer, dated October 15, 2001. The agreement provides that if the Company is subject to a change in control before Mr. Santullo’s employment with the Company terminates and Mr. Santullo is subject to an involuntary termination within six months after the change in control, then his options shall immediately become exercisable with respect to 50% of his then unvested shares.

Additionally, Mr. Heinz has an agreement with the Company which he entered into when he joined Phobos Corporation as its Chief Executive Officer. This agreement was assumed by SonicWALL as a part of our acquisition of Phobos. Under the terms of Mr. Heinz’s agreement, Mr. Heinz would be entitled to 12 months of accelerated vesting of his options granted by Phobos and assumed by SonicWALL in the event of his termination other than for cause.

PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    (1)    Financial Statements

The consolidated financial statements of the registrant as set forth under Item 8 are filed as part of this Annual Report on Form 10-K.

(2)    Schedule II Valuation and Qualifying Accounts and Reserves

(b)    Reports on Form 8-K

SonicWALL filed a report on Form 8-K dated October 18, 2001 that reported under Item 5 its announcement of its financial results for the fiscal quarter ending September 30, 2001, and the appointment of Cosmo Santullo as its President and Chief Executive Officer and a member of SonicWALL’s Board of Directors and of Michael Sheridan as Senior Vice President of Strategy and Chief Financial Officer.

SonicWALL filed a report on Form 8-K dated October 25, 2001, as amended January 8, 2002, that reported under Item 2 that it acquired substantially all of the assets and business of RedCreek Communications, Inc., a privately held provider of VPN and policy management solutions, and the audited financial results of RedCreek Communications.

SonicWALL filed a report on Form 8-K dated December 6, 2001 that reported under Item 5 that a securities class action complaint was filed in the U.S. Southern District Court of New York against certain of the Company’s underwriters in its initial public offering in November 1999 and its follow-on offering in March 2000, the Company and three of the Company’s officers and directors.

(c)    Exhibits

Number	Description
2.1
Agreement and Plan of Merger and Reorganization, dated as of October 16, 2000, among Registrant, Pluto Acquisition Corp., Phobos Corporation, and GMS Capital Partners, L.P. (Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 27, 2000).

2.2
Amendment to Agreement and Plan of Merger, dated as of November 6, 2000, by and among Registrant, Pluto Acquisition Corp., Phobos Corporation, and GMS Capital Partners, L.P. (Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 27, 2000).

2.3
Agreement and Plan of Merger and Reorganization, dated March 1, 2001, among Registrant, Ignyte Technology, Inc., ITI Acquisition Corporation, and Jeff Stark. (Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-61168), filed on May 17, 2001).

2.4
Amendment No. 1 to the Agreement and Plan of Merger and Reorganization by and among Registrant, Ignyte Technology, Inc., ITI Acquisition Corporation, and Jeff Stark, dated as of March 6, 2001. (Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-61168), filed on May 17, 2001).

3.1
Registrant’s Amended and Restated Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (No. 333-85997), which became effective on November 9, 1999).

3.2	Registrant’s Restated Bylaws (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (No. 333-85997), which became effective on November 9, 1999).
4.1
Registrant’s specimen common stock certificate (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (No. 333-85997), which became effective on November 9, 1999).

10.1	Registrant’s 1994 Stock Option Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (No. 333-85997), which became effective on November 9, 1999).

Number	Description
10.2	Registrant’s 1998 Stock Option Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (No. 333-85997), which became effective on November 9, 1999).
10.3	Registrant’s 1999 Employee Stock Option Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (No. 333-85997), which became effective on November 9, 1999).
10.4	Registrant’s Phobos Corporation 1998 Stock Option Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54976), filed on February 5, 2001).
10.5
Registrant’s Phobos Corporation 1999 Stock Option Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54976), filed on February 5, 2001 (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-81492), filed on January 28, 2002).

10.6	Registrant’s RedCreek Communications, Inc. 2001 Stock Option Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-81492), filed on January 28, 2002).
10.7	Registrant’s Stock Option Agreement for Cosmo Santullo (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-81492), filed on January 28, 2002).
10.8	Registrant’s Individual Written Compensation Arrangements (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-81492), filed on January 28, 2002).
10.9
Form of Indemnification Agreement entered into by Registrant with each of its officers and directors (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (No. 000-27723) for the quarter ended September 30, 2001).

10.10
Loan and Security Agreement dated May 26, 1995 between Registrant and Comerica Bank (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (No. 333-85997), which became effective on November 9, 1999).

10.11 ++
Distribution Agreement dated February 9, 1999 between Registrant and Tech Data Product Management, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (No. 333-85997), which became effective on November 9, 1999).

10.12 ++
Distribution Agreement dated July 5, 1998 between Registrant and Sumitomo Metal Systems Development Co. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (No. 333-85997), which became effective on November 9, 1999).

10.13 ++
Distribution Agreement dated November 11, 1992 between Registrant and Ingram Micro, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (No. 333-85997), which became effective on November 9, 1999).

10.14
Agreement of Sublease dated as of October 26, 1998 between Registrant and AMP Incorporated (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (No. 333-85997), which became effective on November 9, 1999).

10.15
Purchase Agreement dated September 28, 1999 between Registrant and Flash Electronics, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (No. 333-85997), which became effective on November 9, 1999).

10.16
Lease dated September 27, 1999 by and between AMB Property, L.P., as Landlord, and SonicWALL, Inc., as tenant (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (No. 333-85997), which became effective on November 9, 1999).

10.17 *	Lease dated May 1, 2001 by and between [AMB Property, L.P.], as Landlord, and SonicWALL, Inc., as tenant.
10.18 *	Lease dated September 1, 2001 by and between [AMB Property, L.P.], as Landlord, and SonicWALL, Inc., as tenant.
10.19++*	OEM Hardware (with software) License and Purchase Agreement effective as of May 29, 2001 between Registrant and Cisco Systems, Inc.
21 *	Subsidiaries
23.1 *	Consent of Independent Accountants

*	Filed herewith.
++	Confidential treatment has been obtained or requested for portions of this exhibit. The omitted material has been separately filed with the Securities and Exchange Commission.

(d)	Schedules
Schedule I—Report of Independent Accountants on Financial Statement Schedule.
Schedule II—Valuation and Qualifying Accounts.

All financial statement schedules not listed are omitted because they are inapplicable or the requested information is shown in the financial statements of the registrant or in the related notes to the financial statements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 29th day of March, 2002.

SO	NICWALL, INC.

By:	/s/ COSMO SANTULLO
Cosmo Santullo President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ COSMO SANTULLO Cosmo Santullo	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002

/s/ MICHAEL J. SHERIDAN Michael J. Sheridan	Senior Vice President of Strategy and Secretary, Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002

/s/ SREEKANTH RAVI Sreekanth Ravi	Chairman of the Board of Directors	March 29, 2002

/s/ CHARLES KISSNER Charles Kissner	Director	March 29, 2002

/s/ ROBERT M. WILLIAMS Robert M. Williams	Director	March 29, 2002

/s/ DAVID SHRIGLEY David Shrigley	Director	March 29, 2002

/s/ CARY THOMPSON Cary Thompson	Director	March 29, 2002

SCHEDULE I

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of SonicWALL, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 18, 2002 appearing in the 2001 Annual Report to Shareholders of SonicWALL, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 18, 2002

SCHEDULE II

SONICWALL, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Other	Charged to Cost and Expenses	Write-off of Accounts	Balance at End of Year
	(in thousands)
Year ended December 31, 1999
Allowance for doubtful accounts	$193	$—	$366	$(11)	$548

Year ended December 31, 2000
Allowance for doubtful accounts	548	173	1,194	(144)	1,771

Year ended December 31, 2001
Allowance for doubtful accounts	1,771	—	385	(34)	2,122