Form 10-Q
period 2002-03-31
SONICWALL INC
filed 2002-05-15
CIK 1093885

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OR THE SECURITIES EXCHANGE ACT 1934.

For the transition period from __________ to __________

Commission file number: 000-27723

SonicWALL, Inc.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation)	77-0270079 (I.R.S. Employer Identification No.)

1143 Borregas Avenue
Sunnyvale, California 94089
(408) 745-9600
fax: (408) 745-9300
(Address of registrant’s principal executive offices)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

TITLE OF EACH CLASS Common Stock, no par value	OUTSTANDING AT MARCH 31, 2002 66,945,012 Shares

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001	4

Condensed Consolidated Statements of Operations for the three-months ended March 31, 2002 and 2001 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2002 and 2001 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7

SONICWALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$47,060	$60,908
Short term investments	184,330	166,271
Accounts receivable, net	13,099	15,642
Inventories, net	6,351	5,489
Deferred income taxes	13,743	20,364
Prepaid expenses and other current assets	4,611	3,384

Total current assets	269,194	272,058
Property and equipment, net	6,737	6,616
Goodwill	195,864	189,312
Purchased intangibles, net	38,883	48,014
Other assets	356	351

	$511,034	$516,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,090	$7,400
Accrued compensation and related benefits	3,990	3,854
Other accrued liabilities	9,927	11,263
Deferred revenue	16,319	15,122
Income taxes payable	3,904	9,934

Total current liabilities	41,230	47,573
Deferred tax liability	16,682	17,625

Total liabilities	57,912	65,198

Shareholders’ Equity:
Common stock	468,515	466,857
Deferred stock compensation	(1,783)	(2,881)
Accumulated other comprehensive income (loss)	(34)	194
Accumulated deficit	(13,576)	(13,017)

Total shareholders’ equity	453,122	451,153

	$511,034	$516,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenue:
Product	$19,603	$19,966
License and service	8,499	4,608

Total revenue	28,102	24,574

Cost of revenue:
Product, excluding amortization of stock-based compensation of $20 and $8, respectively	6,885	5,739
License and service	982	164

Total cost of revenue	7,867	5,903

Gross margin	20,235	18,671

Operating expenses:
Research and development, excluding amortization of stock-based compensation of $163 and $160, respectively	5,112	5,394
Sales and marketing, excluding amortization of stock-based compensation of $381 and $485, respectively	11,524	6,722
General and administrative, excluding amortization of stock-based compensation of $64 and $273, respectively	2,807	1,985
Amortization of goodwill and intangibles	2,578	10,227
Stock-based compensation	628	926

Total operating expenses	22,649	25,254

Loss from operations	(2,414)	(6,583)
Other income, net	1,685	3,010

Loss before income taxes	(729)	(3,573)
Benefit from (provision for) income taxes	170	(1,971)

Net loss	$(559)	$(5,544)

Net loss per share:
Basic	$(0.01)	$(0.09)

Diluted	$(0.01)	$(0.09)

Shares used in computing net loss per share:
Basic	66,751	62,616

Diluted	66,751	62,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(559)	$(5,544)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,398	10,481
Provision for doubtful accounts	32	19
Amortization of stock-based compensation	628	621
Tax benefit from exercise of stock options	—	709
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	2,511	(747)
Inventories	(862)	(366)
Deferred income taxes	(939)	1,649
Prepaid expenses and other current assets	185	(937)
Other assets	(5)	(29)
Accounts payable	(430)	(2,508)
Accrued payroll and related benefits	136	(1,709)
Other accrued liabilities	230	2,507
Deferred revenue	1,197	1,026
Income taxes payable	732	(388)

Net cash provided by operating activities	6,254	4,784

Cash flows from investing activities:
Purchase of property and equipment	(940)	(408)
Purchase of short term investments	(19,844)	(31,530)
Acquisitions, net of cash acquired	(1,446)	(6,712)

Net cash used in investing activities	(22,230)	(38,650)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	2,128	973

Net cash provided by financing activities	2,128	973

Net decrease in cash and cash equivalents	(13,848)	(32,893)
Cash and cash equivalents at beginning of period	60,908	140,287

Cash and cash equivalents at end of period	$47,060	$107,394

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock compensation, net of cancellations	$(470)	$293
Income tax benefit from stock option exercises	$—	$709
Common stock issued for acquired businesses	$—	$8,975
Additional goodwill recorded for acquired businesses	$—	$800
Unrealized loss on short-term investments, net of taxes	$228	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by SonicWALL, Inc. (the “Company”), are unaudited and reflect all adjustments which are normal, recurring and, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001, the critical accounting policies, and the risk factors as set forth in the Company’s Annual Report on Form 10-K. These publicly available documents are available on the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room in Washington, D.C., New York, NY and Chicago, IL. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.

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

3.    NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2002	2001
Numerator:
Net loss	$(559)	$(5,544)

Denominator:
Weighted average common shares outstanding	66,817	62,964
Weighted average unvested common shares subject to repurchase	(66)	(348)

Denominator for basic and diluted calculation	66,751	62,616

Basic net loss per share	$(0.01)	$(0.09)

Diluted net loss per share	$(0.01)	$(0.09)

Common stock equivalents of 3,529,000 for the three-month period ended March 31, 2002, consisting of options, warrants and restricted stock, and common stock equivalents of 4,642,000 for the three-month period ended March 31, 2001, consisting of options, warrants and restricted stock were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

4.    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes unrealized gains and losses on investment securities that have been reflected as a component of shareholders’ equity and have not affected net income (loss). The amount of income tax expense or benefit allocated to unrealized gains or losses on investment securities is equivalent to the effective tax rate in each of the respective periods. Comprehensive income (loss) is comprised, net of tax, as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Net loss	$(559)	$(5,544)
Unrealized losses on investment securities, net of taxes	(228)	—

Comprehensive loss	$(787)	$(5,544)

Accumulated other comprehensive income (loss), as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized gains and losses on available-for-sale securities.

5.    INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2002	December 31, 2001
Raw materials	$2,466	$2,677
Finished goods	3,885	2,812

	$6,351	$5,489

6.    CONTINGENCIES

On December 6, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000. This complaint was amended April 19, 2002. The amended complaint seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings. While the Company believes that the claims against it and its officers and directors are without merit and intends to vigorously defend against these allegations, the litigation could result in substantial costs and divert the Company’s attention and resources, which could have a material adverse effect on the Company’s business, operating results, liquidity and financial condition.

7.    PURCHASED INTANGIBLES

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

Intangible assets consist of the following (in thousands):

		March 31, 2002			December 31, 2001
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing Technology	52 – 72 months	$26,970	$(6,073)	$20,897	$26,970	$(4,938)	$22,032
Non-compete Agreements	36 months	7,019	(3,207)	3,812	7,019	(2,622)	4,397
Customer Base	36 – 72 months	18,140	(4,144)	13,996	18,140	(3,328)	14,812
Acquired Workforce	36 – 54 months	—	—	—	7,871	(1,319)	6,552
Other	2 – 52 months	400	(222)	178	400	(179)	221

Total		$52,529	$(13,646)	$38,883	$60,400	$(12,386)	$48,014

All of the Company’s intangible assets are subject to amortization except for acquired workforce totaling $6.6 million, which has been reclassified as goodwill as of January 1, 2002.

The Company will also be required to perform a transition impairment analysis. The Company is currently in the process of completing the transitional impairment analysis, which it expects to complete by June 30, 2002 and currently does not foresee any impairment charge as a result. In addition, the Company will be required to perform an annual impairment test, which it expects to perform in the second quarter of each year.

Estimated future amortization expense is as follows (in thousands):

Fiscal Year
2002 (second, third and fourth quarter)	$7,709
2003	9,876
2004	7,632
2005	7,356
2006	6,310

Total	$38,883

Actual results of operations for the three months ended March 31, 2002 and the pro forma results of operations for the three months ended March 31, 2001 had we applied the non-amortization provisions of SFAS No. 142 in the prior period are as follows (in thousands):

	Three months ended March 31,
	2002	2001
Net loss, as reported	$(559)	$(5,544)
Adjustment for amortization of goodwill and acquired workforce, net of tax	—	5,334

Adjusted net loss	$(559)	$(210)

Net loss per share:
Basic and diluted net loss per share, as reported	$(0.01)	$(0.09)
Adjustment for amortization of goodwill and acquired workforce, and related income tax effect	—	0.09

Adjusted basic and diluted net loss per share	$(0.01)	$0.00

8.    RECENT ACCOUNTING PRONOUNCEMENTS

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

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“Opinion 30”), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for uses and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provided guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, SFAS No. 144 does not provide guidance on impairment of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS No. 144 on January 1, 2002, and there was no impact to the results of operations or its financial position upon adoption.

In September of 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products”, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for ‘Points’ and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” The Company adopted EITF 01-09 on January 1, 2002 and there was no impact to the results of operations or its financial position upon adoption.

9.    SUBSEQUENT EVENTS

On April 30, 2002, the Company announced a restructuring program intended to reduce its cost structure and integrate certain company functions. This restructuring program will result in a worldwide workforce reduction, consolidation of excess facilities and the elimination of duplicate resources resulting from its acquisitions. The Company is anticipating charges of approximately $2 to $4 million as a result of its restructuring program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. These statements include, but are not limited to, those regarding expansion of our enterprise market share, cost reductions in the second quarter of 2002, product revenues and percentage of revenues derived from our different products, market opportunity for upgrade and subscription products and expansion of subscription revenues, and expenditures for research and development, sales and marketing, and general and administrative functions. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth herein and under “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission. References to “we,” “our,” and “us” refer to SonicWALL, Inc.

OVERVIEW

SonicWALL designs, develops, manufactures and sells Internet security infrastructure products designed to provide secure Internet access to broadband customers, enable secure Internet-based connectivity for distributed organizations and process secure transactions for enterprises and service providers. We believe our access security appliances provide high performance, robust, reliable, easy-to-use and affordable Internet firewall security and virtual private networking (“VPN”) functionalities. We also sell value-added security applications for our access security appliances including content filtering and vulnerability assessment services, digital certificates and anti-virus protection on an annual subscription basis. Our transaction security products provide high performance SSL acceleration and offloading to enable service providers and enterprises to deploy e-commerce and web-based applications without degrading web server performance. We sell our products primarily to customers in the small to medium enterprise, e-commerce, service provider, branch office and telecommuter markets. As of March 31, 2002, we have sold more than 250,000 of our Internet security appliances worldwide.

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

To date, a significant portion of our revenue has been dependent on large purchase orders from a limited number of distributors. These purchase orders typically have short lead times and are subject to delay or cancellation without penalty. We anticipate that our operating results for a given period will continue to depend on a small number of customers. If we experience a decline in revenue from any of our significant distributors in a given quarter, our revenue for that quarter, or following quarters, will be adversely affected. This could adversely affect our business, prospects, results of operations and financial condition. Furthermore, if any of our significant customers experience financial difficulties, our sales to these customers may be reduced, and we may have difficulty collecting accounts receivable from these customers. Any delay in large customer orders or customer financial difficulties could have a material adverse effect on our business, prospects, results of operations and financial condition.

We primarily use one contract manufacturer to manufacture our products. We also rely on single or limited source suppliers to provide key components of our products. A significant portion of our cost of revenue is related to these suppliers. These relationships are subject to a variety of risks.

ACQUISITIONS

On November 14, 2000, we acquired Phobos Corporation (“Phobos”) for $216.5 million in a transaction accounted for as a purchase. Phobos designed, developed and sold scaleable SSL solutions for Internet service providers, application service providers, e-commerce companies and web hosting and enterprise network operations centers. Under the terms of the merger, 0.615 shares of our common stock were exchanged for each share of outstanding Phobos common stock at November 14, 2000, the closing date of the merger. In connection with the merger, we issued 9,906,000 shares of our common stock, and options and warrants to purchase 2,294,000 shares of our common stock. The total purchase price was based upon the average fair value of our common stock for five trading days surrounding the date the acquisition was announced. In addition, we paid $30 million in cash to the shareholders of Phobos based upon their pro-rata ownership percentage in Phobos. The merger agreement also provided for up to an additional $20 million in cash to be payable upon achievement of certain quarterly revenue targets during 2001, of which $4 million was earned and recorded as additional goodwill. Payments in the amount of $3 million and $1 million were made in 2001 and 2002, respectively.

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

On October 25, 2001, we acquired substantially all of the assets and certain liabilities of RedCreek Communications, Inc. (“RedCreek”) in a transaction accounted for as a purchase. RedCreek developed and sold standards-based Internet security products for corporate data communications networks that enable the secure transmission of data between offices over the Internet. As a result of this acquisition, we expect to expand our enterprise market share. At the closing of the acquisition, we paid $12.5 million in cash, assumed certain current accounts payable and other liabilities of RedCreek, and forgave repayment of bridge loan amounts payable by RedCreek to us that were used by RedCreek to fund its operating expense from the date the purchase agreement was signed until the closing of the acquisition. We also assumed RedCreek’s 2001 stock option plan and 206,500 options valued at $2,205,000 issued thereunder. In the event RedCreek products achieve certain quarterly sales targets during 2001 to 2003, we are obligated to pay additional purchase consideration of up to $4.5 million in cash, which payments would be recorded, if and when payable, as adjustments to goodwill.

During the course of 2001, we completed several minor transactions for the acquisition of certain technologies and personnel for an aggregate purchase consideration of 270,000 shares of common stock valued at approximately $4,321,000 and approximately $2.6 million in cash consideration.

RESTRUCTURING

On April 30, 2002, we announced a restructuring program intended to reduce our cost structure and integrate certain company functions. This restructuring program will result in a worldwide workforce reduction, consolidation of excess facilities and the elimination of duplicate resources resulting from its acquisitions. We are anticipating charges of approximately $2 to $4 million as a result of our restructuring program.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended March 31,
	2002	2001
Revenue:
Product	69.8%	81.2%
License and service	30.2	18.8

Total revenue	100.0	100.0

Cost of revenue:
Product	24.5	23.3
License and service	3.5	0.7

Total cost of revenue	28.0	24.0

Gross margin	72.0	76.0

Operating expenses:
Research and development	18.2	22.0
Sales and marketing	41.0	27.3
General and administrative	10.0	8.1
Amortization of goodwill and intangibles	9.2	41.6
Stock-based compensation	2.2	3.8

Total operating expenses	80.6	102.8

Loss from operations	(8.6)	(26.8)
Other income, net	6.0	12.2

Loss before income taxes	(2.6)	(14.6)
Benefit from (provision for) income taxes	0.6	(8.0)

Net loss	(2.0)%	(22.6)%

Product revenue.    Revenue from sales of our products decreased to $19.6 million in the three months ended March 31, 2002 from $20.0 million in the three months ended March 31, 2001. Our Small to Medium Enterprise (“SME”) products, including our TELE, SOHO, XPRS and PRO product lines, represented approximately 86% of product revenues in the three months ended March 31, 2002 compared to almost 91% of product revenues in the three months ended March 31, 2001. Our transaction security and large network access security products, including our SSL and GX product lines, represented approximately 7% of product revenues in the three months ended March 31, 2002 compared to 2% in the three months ended March 31, 2001.

We anticipate going forward a majority of our product revenues to be generated from the SME access security market. We will continue to reach this market through our distribution and OEM channels. We have established an enterprise sales team to address the needs of large enterprises. In addition to selling our GX and Global Management products into central sites of these large networks, we believe that successful penetration of these accounts is a means of furthering our penetration of the SME market products, as the perimeter of these large networks are the branch office and telecommuter opportunities of the SME market products. Our enterprise sales team is also selling our transaction security products into large enterprises; however this market is in an early stage of development and we do not expect transaction security revenues to represent more than 10% of total product revenues in the remaining nine months of 2002.

License and service revenue.    Revenue from licenses and services increased to $8.5 million in the three months ended March 31, 2002 from $4.6 million in the three months ended March 31, 2001. License and service revenue is comprised primarily of licenses and services such as VPN, anti-virus protection, content filtering and node upgrades that are sold into the installed base of access security appliances. In addition, we generate license and service revenues from extended warranty contracts, licensing of our Global Management software, licensing of our VPN ASIC, licensing of our firewall software, and professional services related to training, consulting and engineering services. Our installed base has grown from approximately 140,000 units at March 31, 2001 to approximately 250,000 units at March 31, 2002, and as a result we have generated significant growth in our integrated license and service products. This growth has resulted from initial sales with new units as well as renewals of subscriptions for products such as content filtering and anti-virus. In addition, we were also successful in licensing our firewall software and VPN ASIC to OEM providers, such as Netgear, under royalty arrangements.

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

There can be no assurance that our revenues will increase or remain constant in absolute dollars.

Cost of revenue; gross margin.    Cost of revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, warranty costs and inventory provisions or write-downs are included in cost of revenue. Cost of revenue increased to $7.9 million in the three months ended March 31, 2002 from $5.9 million in the three months ended March 31, 2001 primarily as a result of increased unit sales. Gross margin decreased to 72% for the three months ended March 31, 2002 from 76% in the three months ended March 31, 2001. This decrease in gross margin was primarily attributable to the decrease in average selling prices of our Pro product line, which represents approximately 45% of our product revenues, due to rebates and other incentives offered to our customers during the quarter. In addition, our overall average selling price declined due in part to a shift in mix between certain product lines. Gross margin was favorably impacted by growth in license and service revenues which generated gross margins of approximately 88% in the three months ended March 31, 2002.

Our gross margin has been and will continue to be affected by a variety of factors, including competition; the mix and average selling prices of products; new product introductions and enhancements; fluctuations in manufacturing volumes and the cost of components and manufacturing labor. We must manage each of these factors effectively in order to achieve historical gross margins levels.

Research and development.    Research and development expenses primarily consist of personnel costs related to engineering and technical support, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products. Research and development expenses decreased by 5% to $5.1 million in the three months ended March 31, 2002 from $5.4 million in the three months ended March 31, 2001. These expenses represented 18.2% and 22%, respectively, of revenue for such periods. These decreases were primarily attributable to lower spending on project materials and reduction in non-recurring engineering costs and fees paid to outside consultants. These decreases are partially offset by the October 2001 purchase of RedCreek which increased research and development costs related to additional personnel and increased product development and integration efforts. We believe that significant investments in research and development will be required to remain competitive.

Sales and marketing.    Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, costs related to customer support, travel, tradeshows, promotional and advertising costs. Sales and marketing expenses increased 71% to $11.5 million in the three months ended March 31, 2002 from $6.7 million in the three months ended March 31, 2001. These expenses were 41% and 27.3% of net sales for such periods, respectively. The increase in absolute dollars was primarily related to the continued worldwide expansion of our sales and marketing organization, including growth in the domestic and international sales force, increased commission and bonus expenses related to higher unit volume and increased travel expenses. Facility expenses, depreciation and amortization also increased over the corresponding period of the prior year due to additional leased facilities. The acquisition of Ignyte in March 2001 expanded the pre-sales support, system engineering and technical support departments. The addition of RedCreek increased our worldwide organization with enterprise sales and marketing personnel. We expect to continue to increase our sales and marketing expenses in an effort to expand domestic and international markets, introduce new products and establish and expand new distribution channels and OEM relationships.

General and administrative.    General and administrative expenses were $2.8 million for the three months ended March 31, 2002, as compared to $2.0 million for the three months ended March 31, 2001. These expenses represented 10% and 8.1% of total revenue for such periods, respectively. The increase in absolute dollars was primarily related to increased personnel costs, expenses related to additional facilities and increased costs related to investor relations, shareholder matters and professional service fees. We believe that general and administrative expenses will increase in absolute dollars as we continue to build our infrastructure.

In-process research and development and amortization of goodwill and intangibles.    Amortization of goodwill and intangibles represents the excess of the aggregate purchase price over the fair market value of the net tangible assets acquired by us. Intangible assets, including existing technology, are being amortized over the estimated useful lives of three to six year periods. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and intangibles related to acquired workforce are no longer being amortized effective January 1, 2002. Amortization of intangibles was $2.6 million for the three months ended March 31, 2002. This amount represents $2.4 million, $87,000 and $38,000 relating to the amortization of intangibles associated with the acquisitions of Phobos, RedCreek and Ignyte, respectively.

Stock-based compensation.    Stock-based compensation was $0.6 million and $0.9 million for the three months ended March 31, 2002 and 2001, respectively. This amount primarily relates to recognition of stock compensation of unvested options assumed in the Phobos and RedCreek acquisitions. We are amortizing deferred stock compensation over the vesting periods of the applicable options.

Interest income and other expense, net.    Interest income and other expense, net consists primarily of interest income on our cash, cash equivalents and short-term investments, and was $1.7 million for the three months ended March 31, 2002 compared to $3.0 million in the three months March 31, 2001. The fluctuations in the short-term interest rates directly influence the interest income recognized by us. Interest rates for the three-month period ended March 31, 2002 decreased over the corresponding period of the prior fiscal year, resulting in lower interest income.

Benefit from (provision for) income taxes.    The benefit from income taxes in the three months ended March 31, 2002 was $0.2 million as compared to a provision of $2.0 million in the three months ended March 31, 2001. In both periods, the provision or benefit for income taxes is based on an estimated effective rate for each of the respective calendar years. Our effective tax rate differs from the statutory federal and state tax rates for the first quarter of fiscal 2002 and 2001 due principally to the effect of amortization of stock-based compensation and amortization of goodwill and intangibles, which are permanent, non-deductible book/tax differences.

Our annual operating results have in the past varied and may in the future vary significantly depending on a number of factors including the level of competition; the size and timing of significant orders; product mix; market acceptance of new products and product enhancements; new product announcements or introductions by us or our competitors; deferrals of customer orders in anticipation of new products or product enhancement; changes in pricing by us or our competitors; our ability to develop, introduce and market new products and product enhancements on a timely basis; hardware component costs; supply constraints; our success in expanding our sales and marketing programs; technological changes in the Internet security market; the mix of sales among our sales channels; levels of expenditure on research and development; changes in our strategy; personnel changes; our ability to successfully expand domestic and international operations; general economic trends and other factors.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2002, our cash, cash equivalents and short-term investments increased by $4.2 million to $231.4 million as compared to a decrease of $1.4 million to $218.1 million for the three month period ended March 31, 2001. Our working capital increased for the three months ended March 31, 2002 by $3.5 million to $228 million as compared to an increase of $3.1 million to $226.1 million for the three months ended March 31, 2001. For the three months ended March 31, 2002, we generated cash from operating activities totaling $6.3 million, principally related to depreciation and amortization, an increase in deferred revenue and a decrease in accounts receivable.

Net cash used in investing activities was $22.2 million and $38.7 million for the three months ended March 31, 2002 and 2001, respectively primarily as a result of $19.8 million transferred from cash to short-term investments and $0.9 million used to purchase property and equipment during the three months ended March 31, 2002. In addition, $1.4 million was used for the repayment of liabilities assumed upon the acquisitions of other businesses. Net cash used in investing activities for the three months ended March 31, 2001, related to the purchase of approximately $31.5 million of short-term investments and $0.4 million of property and equipment. In addition, $6.7 million was used for the repayment of liabilities assumed upon the acquisitions of other businesses.

Financing activities provided $2.1 million and $1.0 million for the three months ended March 31, 2002 and 2001, respectively. The increase in cash provided by sales of common stock for the three-month period ended March 31, 2002, compared to the corresponding period of the prior fiscal year, was due to an increased quantity of stock options exercised at a higher average exercise price.

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

We do not have any other debt, long-term obligations or long-term capital commitments. See Note 9 to the December 31, 2001 Consolidated Financial Statements filed on Form 10-K for information regarding our operating leases. As of December 31, 2001, our aggregate future minimum lease commitments through 2006 totaled $8.9 million.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“Opinion 30”), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for uses and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provided guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, SFAS No. 144 does not provide guidance on impairment of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS No. 144 on January 1, 2002, and there was no impact to the results of operations or its financial position upon adoption.

In September of 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products”, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for ‘Points’ and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” The Company adopted EITF 01-09 on January 1, 2002 and there was no impact to the results of operations or its financial position upon adoption.

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

Overall weakness in the general economy and volatility in the demand for Internet security products are two of the many factors underlying our inability to predict our revenue for a given period. We base our spending levels for product development, sales and marketing, and other operating expenses largely on our expected future revenue. A large proportion of our expenses are fixed for a particular quarter or year, and therefore, we may be unable to decrease our spending in time to compensate for any unexpected quarterly or annual shortfall in revenue. As a result, any shortfall in revenue could adversely affect our operating results. For example, in the quarter ended March 31, 2002, we did not achieve our expected level of penetration of large enterprise networks, and as a result, our revenues were less than originally expected and our stock price declined.

We depend on two major distributors for a significant amount of our revenue, and if they or others cancel or delay purchase orders, our revenue may decline and the price of our stock may fall.

        To date, sales to two distributors have accounted for a significant portion of our revenue. In 2001, approximately 88% of our sales were to distributors and resellers, and Ingram Micro and Tech Data accounted for approximately 27% and 19% of our revenue, respectively. In 2000, approximately 84% of our sales were to distributors, and Ingram Micro and Tech Data accounted for approximately 32% and 20% of our revenue, respectively. In addition, in 2000 and 2001 and in the first quarter ended March 31, 2002, our top 10 customers accounted for 70% or more of total revenues. Although we have limited one-year agreements with Ingram Micro and Tech Data and certain other large distributors, these contracts are subject to termination at any time, and we do not know if these customers will continue to place orders for our products. We cannot assure you that any of these customers will continue to place orders with us, that orders by these customers will continue at the levels of previous periods or that we will be able to obtain large orders from new customers. If any of the foregoing should occur, our revenues will likely decline and our business will be adversely affected.

The failure of any of these customers to pay us in a timely manner could adversely affect our balance sheet, our results of operations and our creditworthiness, which could make it more difficult to conduct business.

Average selling prices of our products may decrease, which may reduce our gross margins.

The average selling prices for our products may decline as a result of competitive pricing pressures, a change in our product mix, promotional programs and customers who negotiate price reductions in exchange for longer-term purchase commitments. For example, in the first quarter of 2002, we experienced pricing issues relating to our Pro product line due to rebates and incentives offered to our customers as well as a shift in mix between certain product lines. Together, these two factors reduced our overall average selling prices, and our product revenue for the first quarter of 2002 declined. In addition, competition has increased over the past year, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Furthermore, we anticipate that the average selling prices and gross margins for our products will decrease over product life cycles. We cannot assure you that we will be successful in developing and introducing on a timely basis new products with enhanced features, or that these products, if introduced, will enable us to maintain our average selling prices and gross margins at current levels.

We offer retroactive price protection to our major distributors and if we fail to balance their inventory with end user demand for our products, our allowance for price protection may be inadequate. This could adversely affect our results of operations.

We provide our major distributors with price protection rights for inventories of our products held by them. If we reduce the list price of our products, our major distributors receive refunds or credits from us that reduce the price of such products held in their inventory based upon the new list price. As of December 31, 2001, we estimated that approximately $8.0 million of our products in our distributors’ inventory are subject to price protection, which represented approximately 7.1% of our revenue for the year ended December 31, 2001. We have incurred less than $100,000 of credits under our price protection policies in the past three fiscal years. Future credits for price protection will depend on the percentage of our price reductions for the products in inventory and our ability to manage the level of our major distributors’ inventory. If future price protection adjustments are higher than expected, our future results of operations could be materially adversely affected.

We are dependent on international sales for a substantial amount of our revenue. We face the risk of international business and associated currency fluctuations, which might adversely affect our operation results.

International revenue represented 31% of total revenue in 2001, 32% of total revenue in 2000, and 34% of total revenue in 1999. For the year ended December 31, 2001, revenue from Japan represented 10% of our total revenue, and revenue from all other international regions collectively represented approximately 21% of our total revenue. Our risks of doing business abroad include our ability to maintain distribution relationships on favorable terms, and if we are unable to do so, revenue may decrease from our international operations. Because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. We are subject to the risks of conducting business internationally, including potential foreign government regulation of our technology, general geopolitical risks associated with political and economic instability, changes in diplomatic and trade relationships, and foreign countries’ laws affecting the Internet generally.

Delays in deliveries from our component suppliers could cause our revenue to decline and adversely affect our results of operations.

Our products incorporate certain components or technologies that are available from single or limited sources of supply. Specifically, our products rely upon microprocessors from Motorola and Intel and incorporate software products from third-party vendors. We do not have long-term supply arrangements with any vendor, and any disruption in the supply of these products or technologies may adversely affect our ability to obtain necessary components or technology for our products. If this were to happen, our product shipments may be delayed or lost, resulting in a decline in sales and a loss of revenue. In addition, our products utilize components that have in the past been subject to market shortages and price fluctuations. If we experience price increases in our product components, we will experience declines in our gross margin.

We rely primarily on one contract manufacturer for all of our product manufacturing and assembly, and if we cannot obtain its services, we may not be able to ship products.

We outsource all of our hardware manufacturing and assembly primarily to one third-party manufacturer and assembly house, Flash Electronics, Inc. We do not have a long-term manufacturing contract with this vendor, and our operations could be disrupted if we have to switch to a replacement vendor or if our hardware supply is interrupted for an extended period. In addition, we provide forecasts of our demand to Flash Electronics up to six months prior to scheduled delivery of products to our customers. If we overestimate our requirements, our primary contract manufacturer many have excess inventory, which would increase our costs. If we underestimate our requirements, our primary contract manufacturer may have an inadequate component inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. We may also experience shortages of components from time to time, which also could delay the manufacturing of our products. If any of the foregoing occur, we could lose customer orders and revenue could decline.

Our revenue growth is dependent on the continued growth of broadband access services, which are currently in early stages of development, and if such services are not widely adopted or we are unable to address the issues associated with the development of such services, our sales will be adversely affected.

Sales of our products depend on the increased use and widespread adoption of broadband access services, such as cable, DSL, Integrated Services Digital Network, or ISDN, Frame Relay and T-1. These broadband access services typically are more expensive in terms of required equipment and ongoing access charges than are Internet dial-up access providers. Our business, prospects, results of operations and financial condition would be adversely affected if the use of broadband access services does not increase as anticipated or if our customers’ access to broadband services is limited. Critical issues concerning use of broadband access services are unresolved and will likely affect the use of broadband access services. These issues include security, reliability, bandwidth, congestion, cost, ease of access and quality of service. Even if these are resolved, if the market for products that provide broadband access to the Internet fails to develop, or develops at a slower pace than we anticipate, our business would be materially adversely affected.

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

The market for Internet security products is worldwide and highly competitive, and we expect competition to intensify in the future. There are few substantial barriers to entry, and additional competition from existing competitors and new market entrants will likely occur in the future. Current and potential competitors in our markets include, but are not limited to the following, all of which sell worldwide or have a presence in most of the major markets for such products:

•	enterprise firewall software vendors such as Check Point Software and Symantec;

•	network equipment manufacturers such as Cisco, Lucent Technologies, Nortel Networks and Nokia;

•	encryption processing equipment manufacturers such as nCypher and Rainbow Technologies;

•	computer or network component manufacturers such as Intel;

•	operating system software vendors such as Microsoft, Novell and Sun Microsystems; and

•	security appliance and PCI card suppliers such as WatchGuard Technologies and NetScreen Technologies.

Most of our competitors to date have generally targeted large enterprises’ security needs with firewall and SSL products that range in price from approximately $5,000 to more than $15,000, which may increase competitive pressure on some of our products, resulting in both lower prices and gross margins. Recently, some of our competitors have introduced products priced at less than $1,000. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. In addition, our competitors may bundle products competitive to ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products. If any of the foregoing were to occur, our business could be adversely affected.

Rapid changes in technology and industry standards could render our products and services unmarketable or obsolete, and we may be unable to successfully introduce new products and services.

To succeed, we must continually introduce new products and change and improve our products in response to rapid technological developments and changes in operating systems, broadband Internet access, application and networking software, computer and communications hardware, programming tools, computer language technology and other security threats. Product development for Internet security appliances requires substantial engineering time and testing, and releasing new products and services prematurely may result in quality problems, and delays may result in loss of customer confidence and market share. In addition to developing new products, we have purchased a number of companies over the last few years and have integrated their products into our product line. We may be unable to develop new products and services or achieve and maintain market acceptance of them once they have come to market. In the past, we have on occasion experienced delays in the scheduled introduction of new and enhanced products and services, and we may experience delays in the future. For example, we did not achieve our expected level of penetration of large enterprise networks in the first quarter of 2002, and as a result, our revenues were less than originally expected and our stock price declined. Furthermore, when we do introduce new or enhanced products and services, we may be unable to manage the transition from the older products and services to minimize disruption in customer ordering patterns avoid excessive inventories of older products and deliver enough new products and services to meet customer demand.

We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively.

We currently rely on a combination of patent, trademark, copyright, and trade secret laws, confidentiality provisions and other contractual provisions to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized parties may misappropriate or infringe on our patents, trade secrets, copyrights, trademarks, service marks and similar proprietary rights. As of March 31, 2002, we have filed 14 United States patent applications, and we plan to aggressively pursue additional patent protection. Our pending patent applications may not result in the issuance of any patents. Even if we obtain such patents, that will not guarantee that our patent rights will be valuable, create a competitive barrier, or will be free from infringement. Furthermore, if any patent is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

Potential intellectual property claims and litigation could subject us to significant liability for damages and invalidation of our proprietary rights.

The computer industry has seen frequent litigation over intellectual property rights. We may face infringement claims from third parties in the future, or we may resort to litigation to protect our intellectual property rights or trade secrets. We expect that infringement claims will be more frequent for Internet participants as the number of products, services and competitors grows and the functionality of products and services overlaps. Any litigation, regardless of its success, would probably be costly and require significant time and attention of our key management and technical personnel. An adverse result in litigation could also force us to: stop or delay selling, incorporating or using products that incorporate the challenged intellectual property; pay damages; enter into licensing or royalty agreements, which may be unavailable on acceptable terms; or redesign products or services that incorporate infringing technology. If any of the above occur, our revenues could decline and our business could suffer.

We may have to defend lawsuits or pay damages in connection with any alleged or actual failure of our products and services.

Our products and services provide and monitor Internet security. If a third party were able to circumvent our security measures, such a person or entity could misappropriate the confidential information or other property of end users using our products and services or interrupt their operations. If that happens, affected end users or others may sue us for product liability, tort or breach of warranty claims. Although we attempt to reduce the risk of losses from claims through contractual warranty disclaimers and liability limitations, these provisions may be unenforceable. Some courts, for example, have found contractual limitations of liability in standard computer and software contracts to be unenforceable in some circumstances. Defending a lawsuit, regardless of its merit, could be costly and could divert management attention. Although we currently maintain business liability insurance, this coverage may be inadequate or may be unavailable in the future on acceptable terms, if at all. Our business liability insurance has no specific provisions for potential liability for Internet security breaches.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including interest rates and foreign currency exchange rates.

Interest rates risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we classified our short-term investments as available-for-sale. Consequently, investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. As of March 31, 2002, our cash, cash equivalents and short-term investments included money-markets securities, corporate bonds, municipal bonds and commercial paper which are subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates changes prior to maturity.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are party to routine litigation incident to our business. Management believes that none of these legal proceedings will have a material adverse effect on our consolidated financial statements taken as a whole or our results of operations.

On December 6, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against us, three of our officers and directors, and certain of the underwriters in our initial public offering in November 1999 and our follow-on offering in March 2000. This complaint was amended April 19, 2002. The amended complaint seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in our public offerings. While we believe that the claims against us and our officers and directors are without merit and intend to vigorously defend against these allegations, the litigation could result in substantial costs and divert our attention and resources, which could have a material adverse effect on our business, operating results, liquidity and financial condition.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

None

(b)  REPORTS ON FORM 8-K

A current report on Form 8-K was filed with the Securities and Exchange Commission by SonicWALL on January 24, 2002 to announce its financial results for the fiscal quarter and year ending December 31, 2001.

A current report on Form 8-K/A was filed with the Securities and Exchange Commission by SonicWALL on January 8, 2002 to amend the current report filed on Form 8-K with the Securities and Exchange Commission on November 1, 2001, announcing the Company’s acquisition of RedCreek Communications, Inc.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California.

SonicWALL, Inc.

By:	/s/ MICHAEL J. SHERIDAN
Michael J. Sheridan, Senior Vice President of Strategy and Chief Financial Officer and Secretary (Principal Financial Officer, and Chief Accounting Officer and Authorized Signer)

Dated: May 15, 2002