Form 10-Q
period 2002-06-30
SONICWALL INC
filed 2002-08-14
CIK 1093885

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT 1934.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

TITLE OF EACH CLASS Common Stock, no par value	OUTSTANDING AT JUNE 30, 2002 67,083,124 Shares

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001	4

Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2002 and 2001 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2002 and 2001 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7

SONICWALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$142,026	$60,908
Short term investments	91,250	166,271
Accounts receivable, net	11,853	15,642
Inventories, net	6,100	5,489
Deferred income taxes	13,743	20,364
Prepaid expenses and other current assets	3,153	3,384

Total current assets	268,125	272,058
Property and equipment, net	5,921	6,616
Goodwill	190,284	189,312
Purchased intangibles, net	36,306	48,014
Other assets	394	351

	$501,030	$516,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,535	$7,400
Accrued restructuring	1,979	—
Accrued compensation and related benefits	3,888	3,854
Other accrued liabilities	7,711	11,263
Deferred revenue	15,442	15,122
Income taxes payable	3,770	9,934

Total current liabilities	38,325	47,573
Deferred tax liability	15,774	17,625

Total liabilities	54,099	65,198

Shareholders’ Equity:
Common stock	463,483	466,857
Deferred stock compensation	(948)	(2,881)
Accumulated other comprehensive income	82	194
Accumulated deficit	(15,686)	(13,017)

Total shareholders’ equity	446,931	451,153

	$501,030	$516,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Product	$21,771	$21,098	$41,374	$41,064
License and service	5,973	5,459	14,472	10,067

Total revenue	27,744	26,557	55,846	51,131

Cost of revenue:
Product, excluding amortization of stock-based compensation of $6, $26, $26 and $36, respectively	6,520	6,036	13,405	11,775
License and service	1,004	368	1,986	532

Total cost of revenue	7,524	6,404	15,391	12,307

Gross margin	20,220	20,153	40,455	38,824

Operating expenses:
Research and development, excluding amortization of stock-based compensation of $21, $140, $184 and $300, respectively	4,431	5,079	9,543	10,473
Sales and marketing, excluding amortization of stock-based compensation of $147, $569, $528 and $1,053, respectively	11,427	7,657	22,951	14,379
General and administrative, excluding amortization of stock-based compensation of $30, $191, $94 and $463, respectively	2,509	2,307	5,316	4,292
Amortization of goodwill and intangibles	2,578	10,712	5,156	20,939
Restructuring charges	3,969	—	3,969	—
Stock-based compensation	204	926	832	1,852

Total operating expenses	25,118	26,681	47,767	51,935

Loss from operations	(4,898)	(6,528)	(7,312)	(13,111)
Interest income and other expense, net	1,695	2,510	3,380	5,520

Loss before income taxes	(3,203)	(4,018)	(3,932)	(7,591)
Benefit from (provision for) income taxes	1,093	(1,337)	1,263	(3,308)

Net loss	$(2,110)	$(5,355)	$(2,669)	$(10,899)

Net loss per share:
Basic	$(0.03)	$(0.08)	$(0.04)	$(0.17)

Diluted	$(0.03)	$(0.08)	$(0.04)	$(0.17)

Shares used in computing net loss per share:
Basic	67,110	63,867	66,932	63,244

Diluted	67,110	63,867	66,932	63,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(2,669)	$(10,899)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,785	21,341
Provision for (recovery of) doubtful accounts	(105)	350
Amortization of stock-based compensation	832	1,852
Tax benefit from exercise of stock options	—	1,418
Non-cash restructuring charges	1,109	—
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	4,562	(3,099)
Inventories	(952)	(952)
Deferred income taxes	(1,902)	2,193
Prepaid expenses and other current assets	1,643	(963)
Other assets	(43)	(71)
Accounts payable	(1,985)	(3,092)
Accrued restructuring	1,979	—
Accrued compensation and related benefits	34	(1,378)
Other accrued liabilities	(429)	2,177
Deferred revenue	320	1,738
Income taxes payable	598	(534)

Net cash provided by operating activities	9,777	10,081

Cash flows from investing activities:
Purchase of property and equipment	(2,322)	(1,604)
Sale (purchase) of short term investments	73,406	(57,591)
Acquisitions, net of cash acquired	(2,451)	(8,878)

Net cash provided by (used in) investing activities	68,633	(68,073)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	2,708	7,439

Net cash provided by financing activities	2,708	7,439

Net increase (decrease) in cash and cash equivalents	81,118	(50,553)
Cash and cash equivalents at beginning of period	60,908	140,287

Cash and cash equivalents at end of period	$142,026	$89,734

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock compensation, net of cancellations	$(1,101)	$516
Income tax benefit from stock option exercises	$—	$7,309
Common stock issued for acquired businesses	$—	$9,311
Adjustments to goodwill recorded for acquired businesses	$(5,755)	$1,596
Unrealized loss on short-term investments, net of taxes	$(112)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by SonicWALL, Inc. (the “Company”), are unaudited and reflect all adjustments which are normal, recurring and, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001, the critical accounting policies, and the risk factors as set forth in the Company’s Annual Report on Form 10-K. These publicly available documents are available on the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room in Washington, D.C., New York, NY and Chicago, IL. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.

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

3.    NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)
Numerator:
Net loss	$(2,110)	$(5,355)	$(2,669)	$(10,899)

Denominator:
Weighted average common shares outstanding	67,139	64,177	66,979	63,573
Weighted average unvested common shares subject to repurchase	(29)	(310)	(47)	(329)

Denominator for basic and diluted calculation	67,110	63,867	66,932	63,244

Basic net loss per share	$(0.03)	$(0.08)	$(0.04)	$(0.17)

Diluted net loss per share	$(0.03)	$(0.08)	$(0.04)	$(0.17)

Common stock equivalents of 1,656,000 and 4,739,000 for the three-month periods ended June 30, 2002 and 2001, respectively, consisting of options, warrants and restricted stock, and common stock equivalents of 2,593,000 and 4,690,000 for the six-month periods ended June 30, 2002 and 2001, respectively, consisting of options, warrants and restricted stock were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(2,110)	$(5,355)	$(2,669)	$(10,899)
Unrealized gain (loss) on investment securities, net of taxes	116	—	(112)	—

Comprehensive loss	$(1,994)	$(5,355)	$(2,781)	$(10,899)

Accumulated other comprehensive income (loss), as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized gains and losses on available-for-sale securities.

5.    INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$2,003	$2,677
Finished goods	4,097	2,812

	$6,100	$5,489

6.    RESTRUCTURING CHARGES

During the second quarter of 2002, the Company’s management approved and initiated a restructuring plan designed to reduce its cost structure and integrate certain company functions. Accordingly, the Company recognized a restructuring charge of approximately $4.0 million during the second quarter of 2002. The restructuring charges consist of workforce reduction costs across all geographic regions and functions and excess facilities consolidation costs related to lease commitments for space no longer needed to support ongoing operations and fixed asset impairments. The estimated facility costs were based on the Company’s contractual obligations, net of assumed sublease income, based on current comparable rates for leases in their respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Future cash outlays are anticipated through December 2005, unless the Company negotiates to exit the leases at an earlier date. Asset impairments consist primarily of leasehold improvements, computer equipment and related software, and furniture and fixtures. The restructuring plan will result in the elimination of approximately 78 positions worldwide, 74 of which were eliminated as of June 30, 2002.

Activities associated with the restructuring action consist of the following (in thousands):

	Total Charges June 30, 2002	Paid	Non-Cash Charges	Accrual June 30, 2002
Employee severance benefits	$858	$(758)	$—	$100
Facility costs	1,944	(65)	—	1,879
Asset impairments	1,167	(58)	(1,109)	—

	$3,969	$(881)	$(1,109)	$1,979

7.    CONTINGENCIES

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

8.    PURCHASED INTANGIBLES

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

Intangible assets consist of the following (in thousands):

	Amortization Period	June 30, 2002			December 31, 2001
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	52–72 months	$26,970	$(7,209)	$19,761	$26,970	$(4,938)	$22,032
Non-compete agreements	36 months	7,019	(3,792)	3,227	7,019	(2,622)	4,397
Customer base	36–72 months	18,140	(4,957)	13,183	18,140	(3,328)	14,812
Acquired workforce	36–54 months	—	—	—	7,871	(1,319)	6,552
Other	2–52 months	400	(265)	135	400	(179)	221

Total intangibles		$52,529	$(16,223)	$36,306	$60,400	$(12,386)	$48,014

All of the Company’s intangible assets are subject to amortization except for acquired workforce totaling $6.6 million, which has been reclassified as goodwill as of January 1, 2002 upon the adoption of SFAS No. 142.

The Company performed a transition impairment analysis, which resulted in no impairment as of January 1, 2002. In addition, the Company will be required to perform an annual impairment test, which it expects to perform in the fourth quarter of each year.

Estimated future amortization expense is as follows (in thousands):

Fiscal Year
2002 (third and fourth quarter)	$5,131
2003	9,877
2004	7,632
2005	7,356
2006	6,310

Total	$36,306

The carrying amount of goodwill was $190.3 million and $189.3 million at June 30, 2002 and December 31, 2001, respectively. The increase of approximately $1.0 million resulted from the reclassification of acquired workforce to goodwill of $6.6 million and this increase was offset by the 317,244 shares of the Company’s common stock received back from Phobos in connection with the escrow settlement, which reduced goodwill by $5.0 million, and other adjustments totaling $600,000.

Actual results of operations for the three and six months ended June 30, 2002 and the pro forma results of operations for the three and six months ended June 30, 2001 had the Company applied the non-amortization provisions of SFAS No. 142 in the prior period are as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net income (loss), as reported	$(2,110)	$(5,355)	$(2,669)	$(10,899)
Adjustment for amortization of goodwill and acquired workforce, net of tax	—	8,172	—	15,943

Adjusted net income (loss)	$(2,110)	$2,817	$(2,669)	$5,044

Net income (loss) per share:
Basic and diluted net loss per share, as reported	$(0.03)	$(0.08)	$(0.04)	$(0.17)
Adjustment to net loss per share for amortization of goodwill and acquired workforce, net of tax:
Basic	$—	$0.12	$—	$0.25
Diluted	$—	$0.12	$—	$0.24
Adjusted net income (loss) per share:
Basic	$(0.03)	$0.04	$(0.04)	$0.08
Diluted	$(0.03)	$0.04	$(0.04)	$0.07
Shares used in computing adjusted net income (loss) per share:
Basic	67,110	63,867	66,932	63,244
Diluted	67,110	68,606	66,932	67,934

9.    RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact upon the Company’s financial position, cash flows or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements which relate to future events or our future financial performance. In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. In addition, forward-looking statements in this document include, but are not limited to, those regarding: expansion of our enterprise market share, product revenues and percentage of revenues derived from our different products; increased market opportunity for upgrade and subscription products; expanded subscription revenue; revenue trends from license and service revenues; revenue trends resulting from the increased bundling and VPN functionality in our firewall products; expenditures for research and development, sales and marketing, and general and administrative functions; and our belief that existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements for at least the next twelve months. These statements are only predictions, and they are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth herein under the heading “Risk Factors” and also under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission. References to “we,” “our,” and “us” refer to SonicWALL, Inc. and its subsidiaries.

OVERVIEW

SonicWALL designs, develops, manufactures and sells Internet security infrastructure products designed to provide secure Internet access to broadband customers, enable secure Internet-based connectivity for distributed organizations and process secure transactions for enterprises and service providers. We believe our access security appliances provide high performance, robust, reliable, easy-to-use and affordable Internet firewall security and virtual private networking (“VPN”) functionalities. We also sell value-added security applications for our access security appliances including content filtering and vulnerability assessment services, digital certificates and anti-virus protection on an annual subscription basis. Our transaction security products provide high performance SSL acceleration and offloading to enable service providers and enterprises to deploy e-commerce and web-based applications without degrading web server performance. We sell our products primarily to customers in the small to medium enterprise, e-commerce, service provider, branch office and telecommuter markets. As of June 30, 2002, we have sold more than 280,000 of our Internet security appliances worldwide.

From inception through 1996, we derived substantially all of our revenue from the development and marketing of networking products for Apple Macintosh computers. These products enabled Apple Macintosh computers to connect to computer networks using Ethernet communications standards. The Ethernet standard was developed in the 1970s by Xerox Corporation and is the most widely used technology to facilitate communication between computers on local area networks. The Ethernet standard is defined by the Institute of Electrical and Electronics Engineers and specifies the speed and other characteristics of a computer network. In 1998, we made a strategic business decision to concentrate our resources in the Internet security market. As a result, we stopped shipments of our Ethernet product line during December 1999. In October 1997, we introduced our first Internet security appliance, the SonicWALL DMZ, and began volume shipments in 1998. We have since focused all our development, marketing and sales efforts on the Internet security appliance market, and we have progressively introduced a broad line of Internet security products and services from 1998 through the middle of 2002.

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

We primarily use one contract manufacturer to manufacture our products. We also rely on single or limited source suppliers to provide key components of our products. A significant portion of our cost of revenue is related to these suppliers. These relationships are subject to a variety of risks, which are described in more detail in the section of this Report entitled “RISK FACTORS.”

ACQUISITIONS

On November 14, 2000, we acquired Phobos Corporation (“Phobos”) for $216.5 million in a transaction accounted for as a purchase. Phobos designed, developed and sold scaleable SSL solutions for Internet service providers, application service providers, e-commerce companies and web hosting and enterprise network operations centers. Under the terms of the merger, 0.615 shares of our common stock were exchanged for each share of outstanding Phobos common stock at November 14, 2000, the closing date of the merger. In connection with the merger, we issued 9,906,000 shares of our common stock, and options and warrants to purchase 2,294,000 shares of our common stock. The total purchase price was based upon the average fair value of our common stock for five trading days surrounding the date the acquisition was announced. In addition, we paid $30 million in cash to the shareholders of Phobos based upon their pro-rata ownership percentage in Phobos. The merger agreement also provided for up to an additional $20 million in cash to be payable upon achievement of certain quarterly revenue targets during 2001, of which $4 million was earned and recorded as additional goodwill. Payments in the amount of $3 million and $1 million were made in 2001 and 2002, respectively. During the quarter ended June 30, 2002, we received 317,244 shares of our common stock back from Phobos in connection with the escrow settlement, which resulted in a reduction of goodwill of $5.0 million.

On March 8, 2001, we acquired Ignyte Technology, Inc. (“Ignyte”) in a transaction accounted for as a purchase. Ignyte provided in-depth consulting, design and support for enterprise networking customers, as well as management of their Internet security needs. As of the acquisition date we recorded the fair value of Ignyte’s assets and liabilities. The total purchase price of $10.2 million was based upon the average fair value of our common stock for five trading days surrounding the date the acquisition was announced. The purchase price consisted of 735,000 shares of our common stock issued for common stock and options of Ignyte and valued at approximately $8,975,000, $685,000 in cash consideration and $600,000 in closing costs.

On October 25, 2001, we acquired substantially all of the assets and certain liabilities of RedCreek Communications, Inc. (“RedCreek”) in a transaction accounted for as a purchase. RedCreek developed and sold standards-based Internet security products for corporate data communications networks that enable the secure transmission of data between offices over the Internet. As a result of this acquisition, we expect to expand our enterprise market share. At the closing of the acquisition, we paid $12.5 million in cash, assumed certain current accounts payable and other liabilities of RedCreek, and forgave repayment of bridge loan amounts payable by RedCreek to us that were used by RedCreek to fund its operating expenses from the date the purchase agreement was signed until the closing of the acquisition. We also assumed RedCreek’s 2001 stock option plan and 206,500 options valued at $2,205,000 issued thereunder. In the event RedCreek products achieve certain quarterly sales targets during 2001 to 2003, we are obligated to pay additional purchase consideration of up to $4.5 million in cash, which payments would be recorded, if and when payable, as adjustments to goodwill. As of June 30, 2002, no additional payments have been made.

During the course of 2001, we completed several minor transactions for the acquisition of certain technologies and personnel for an aggregate purchase consideration of 257,000 shares of common stock valued at approximately $4,321,000 and approximately $2.6 million in cash consideration.

RESTRUCTURING

During the second quarter of 2002, we initiated a restructuring plan designed to reduce our cost structure and integrate certain company functions. Accordingly, we recognized a restructuring charge of approximately $4 million during the second quarter of 2002. The restructuring plan consists of workforce reductions across all geographic regions and functions and excess facilities consolidations related to lease commitments for space no longer needed to support ongoing operations and fixed asset impairments. The estimated facility costs were based on our contractual obligations, net of assumed sublease income, based on current comparable rates for leases in their respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Future cash outlays are anticipated through December 2005, unless we negotiate to exit the leases at an earlier date. Asset impairments consist primarily of leasehold improvements, computer equipment and related software, and furniture and fixtures. The restructuring plan will result in the elimination of approximately 78 positions worldwide, 74 of which were eliminated as of June 30, 2002.

Activities associated with the restructuring action consist of the following (in thousands):

	Total Charges June 30, 2002	Paid	Non-Cash Charges	Accrual June 30, 2002
Employee severance benefits	$858	$(758)	$—	$100
Facility costs	1,944	(65)	—	1,879
Asset impairments	1,167	(58)	(1,109)	—

	$3,969	$(881)	$(1,109)	$1,979

RESULTS OF OPERATIONS

The following table sets forth certain consolidated financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 31,
	2002	2001	2002	2001
Revenue:
Product	78.5%	79.4%	74.1%	80.3%
License and service	21.5	20.6	25.9	19.7

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	23.5	22.7	24.0	23.0
License and service	3.6	1.4	3.6	1.0

Total cost of revenue	27.1	24.1	27.6	24.0

Gross margin	72.9	75.9	72.4	76.0

Operating expenses:
Research and development	16.0	19.1	17.1	20.5
Sales and marketing	41.2	28.8	41.1	28.1
General and administrative	9.0	8.7	9.5	8.4
Amortization of goodwill and intangibles	9.3	40.4	9.2	41.0
Restructuring charges	14.3	—	7.1	—
Stock-based compensation	0.7	3.5	1.5	3.6

Total operating expenses	90.5	100.5	85.5	101.6

Loss from operations	(17.6)	(24.6)	(13.1)	(25.6)
Interest income and other expense, net	6.1	9.5	6.1	10.8

Loss before income taxes	(11.5)	(15.1)	(7.0)	(14.8)
Benefit from (provision for) income taxes	3.9	(5.0)	2.2	(6.5)

Net loss	(7.6)%	(20.1)%	(4.8)%	(21.3)%

Product revenue.    Revenue from sales of our products increased to $21.8 million in the three months ended June 30, 2002 from $21.1 million in the three months ended June 30, 2001. Revenue from sales of our products increased to $41.4 million in the six months ended June 30, 2002 from $41.1 million in the six months ended June 30, 2001. Our Small to Medium Enterprise (“SME”) products, including our TELE, SOHO, XPRS and PRO product lines, represented approximately 89% and 88% of product revenues in the three and six months ended June 30, 2002, respectively, compared to 86% and 90% of product revenues in the three and six months ended June 30, 2001, respectively. Our transaction security and large network access security products, including our SSL and GX product lines and VPN products acquired from RedCreek, represented approximately 8% and 9% of product revenues in the three and six months ended June 30, 2002 compared to 10% and 6% in the three and six months ended June 30, 2001. In the three and six months ended June 30, 2002, we generated approximately 3% of product revenues from certain legacy products of acquired entities that have generally been brought to end of life within the first year of combined operations. These revenues have been generated from network infrastructure products that are not part of our long-term product strategy. In the three and six months ended June 30, 2001, legacy product revenues represented 4% of product revenues.

We anticipate going forward a majority of our product revenues to be generated from the SME access security market. We will continue to reach this market through our distribution and OEM channels. We have established an enterprise sales team to address the needs of large enterprises. In addition to selling our GX and Global Management products into central sites of these large networks, we believe that successful penetration of these accounts is a means of furthering our penetration of the SME market, as the perimeter of these large networks are the branch office and telecommuter opportunities of the SME market. Our enterprise sales team is also selling our transaction security products into large enterprises; however this market is in an early stage of development and we do not expect transaction security revenues to represent more than 10% of total product revenues in the remaining six months of 2002.

License and service revenue.    Revenue from licenses and services increased to $6.0 million in the three months ended June 30, 2002 from $5.5 million in the three months ended June 30, 2001. Revenue from licenses and services increased to $14.5 million in the six months ended June 30, 2002 from $10.1 million in the six months ended June 30, 2001. License and service revenue is comprised primarily of licenses and services such as VPN, anti-virus protection, content filtering and node upgrades that are sold into the installed base of access security appliances. In addition, we generate license and service revenues from extended service contracts, licensing of our Global Management software, licensing of our VPN ASIC, licensing of our firewall software, and professional services related to training, consulting and engineering services. Our installed base has grown from approximately 165,000 units at June 30, 2001 to approximately 280,000 units at June 30, 2002, and the increasing size of our installed base has been a primary contributor to the growth of our integrated license and service products. This growth has resulted from initial sales with new units as well as renewals of subscriptions for products such as content filtering and anti-virus. In addition, we were also successful in licensing our VPN ASIC and firewall software to OEM providers, such as Netgear, under royalty arrangements.

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

Historically, a significant component of our license and services revenues has been VPN upgrades, which have been offered to our customers as a separately licensed product after their initial purchase of an appliance. We continue to offer VPN upgrades to our customers that purchase products without bundled VPN functionality. However, there has been a trend in our market to offer VPN functionality as a bundled feature in a firewall product, and in response to this trend we have offered our customers the opportunity to purchase our products with bundled VPN functionality. Products sold with bundled VPN generate a higher average selling price than the same product without bundled VPN functionality. The result of this trend has been a decline in our VPN upgrade license revenues, and an increase in our product revenues due in part to the higher average selling prices realized from bundled VPN products. In the three and six months ended June 30, 2002, VPN upgrades represented approximately 10% and 12% of license and service revenues, respectively, compared to 28% and 28% of license and service revenues, respectively, for the same periods of the prior year. We expect this trend to continue as more of our customers choose to purchase VPN functionality through our bundled offerings. We expect long term license and service revenue to trend to approximately 20% to 30% of total revenue.

There can be no assurance that our revenues will increase or remain constant in absolute dollars.

Cost of revenue; gross margin.    Cost of revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, warranty costs and inventory provisions or write-downs are included in cost of revenue. Cost of revenue increased to $7.5 million in the three months ended June 30, 2002 from $6.4 million in the three months ended June 30, 2001 primarily as a result of increased unit sales. Cost of revenue increased to $15.4 million in the six months ended June 30, 2002 from $12.3 million in the six months ended June 30, 2001.

Gross margin decreased to 72.9% for the three months ended June 30, 2002 from 75.9% in the three months ended June 30, 2001. Gross margin decreased to 72.4% for the six months ended June 30, 2002 from 76% in the six months ended June 30, 2001. Our gross margin has been and will continue to be affected by a variety of factors, including competition; the mix and average selling prices of products; new product introductions and enhancements; fluctuations in manufacturing volumes; the cost of components and manufacturing labor; and the costs of providing technical support services under our service contracts. We must manage each of these factors effectively in order to maintain our gross margins levels.

Research and development.    Research and development expenses primarily consist of personnel costs related to engineering and technical support, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products. Research and development expenses decreased by 13% to $4.4 million in the three months ended June 30, 2002 from $5.1 million in the three months ended June 30, 2001. These expenses represented 16.0% and 19.1%, respectively, of revenue for such periods. Research and development expenses decreased by 9% to $9.5 million in the six months ended June 30, 2002 from $10.5 million in the six months ended June 30, 2001. These expenses represented 17.1% and 20.5%, respectively, of revenue for such periods. These decreases were primarily attributable to restructuring efforts, lower spending on project materials and reduction in non-recurring engineering costs and fees paid to outside consultants. These decreases are partially offset by the October 2001 purchase of RedCreek which increased research and development costs related to additional personnel and increased product development and integration efforts. We believe that significant investments in research and development will be required to remain competitive.

Sales and marketing.    Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, costs related to customer support, travel, tradeshows, promotional and advertising costs. Sales and marketing expenses increased 49% to $11.4 million in the three months ended June 30, 2002 from $7.7 million in the three months ended June 30, 2001. These expenses were 41.2% and 28.8% of net sales for such periods, respectively. Sales and marketing expenses increased 60% to $23 million in the six months ended June 30, 2002 from $14.4 million in the six months ended June 30, 2001. These expenses were 41.1% and 28.1% of net sales for such periods, respectively. The increase in absolute dollars was primarily related to the continued worldwide expansion of our sales and marketing organization, including growth in the domestic and international sales force, particularly in Europe, increased commission and bonus expenses related to higher unit volume, increased customer service expenses related to a larger installed base and increased travel expenses. The addition of RedCreek in October 2001 increased our worldwide organization with enterprise sales and marketing personnel. We expect to continue to increase our sales and marketing expenses in an effort to expand domestic and international markets, introduce new products and establish and expand new distribution channels and OEM relationships.

General and administrative.    General and administrative expenses were $2.5 million for the three months ended June 30, 2002, as compared to $2.3 million for the three months ended June 30, 2001. These expenses represented 9% and 8.7% of total revenue for such periods, respectively. General and administrative expenses were $5.3 million for the six months ended June 30, 2002, as compared to $4.3 million for the six months ended June 30, 2001. These expenses represented 9.5% and 8.4% of total revenue for such periods, respectively. The increase in absolute dollars was primarily related to increased personnel costs, expenses related to increased costs related to investor relations, shareholder matters and professional service fees. We believe that general and administrative expenses will increase in absolute dollars and relatively stable as a percentage of total revenue as we continue to build our infrastructure.

Amortization of goodwill and intangibles.    Amortization of goodwill and intangibles represents the excess of the aggregate purchase price over the fair market value of the net tangible assets acquired by us. Intangible assets, including existing technology, are being amortized over the estimated useful lives of three to six year periods. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and intangibles related to acquired workforce are no longer being amortized effective January 1, 2002. Amortization of intangibles was $2.6 million for the three months ended June 30, 2002. This amount represents $2.4 million, $87,000 and $38,000 relating to the amortization of intangibles associated with the acquisitions of Phobos, RedCreek, and Ignyte, respectively. Amortization of intangibles was $5.2 million for the six months ended June 30, 2002. This amount represents $4.7 million, $173,000 and $77,000 relating to the amortization of intangibles associated with the acquisitions of Phobos, RedCreek and Ignyte, respectively.

Restructuring charges.    During the second quarter of 2002, we implemented a restructuring plan designed to reduce our cost structure and integrate certain company functions. Accordingly, we recognized a restructuring charge of approximately $4.0 million during the second quarter of 2002. The restructuring plan consists of workforce reductions across all geographic regions and functions and excess facilities consolidations related to lease commitments for space no longer needed to support ongoing operations and fixed asset impairments. The restructuring plan will result in the elimination of approximately 78 positions worldwide, 74 of which were eliminated as of June 30, 2002.

Stock-based compensation.    Stock-based compensation was $0.2 million and $0.9 million for the three months ended June 30, 2002 and 2001, respectively. Stock-based compensation was $0.8 million and $1.9 million for the six months ended June 30, 2002 and 2001, respectively. These amounts primarily relate to the recognition of stock compensation of unvested options assumed in the Phobos and RedCreek acquisitions. We are amortizing deferred stock compensation over the vesting periods of the applicable options.

Interest income and other expense, net.    Interest income and other expense, net consists primarily of interest income on our cash, cash equivalents and short-term investments, and was $1.7 million for the three months ended June 30, 2002 compared to $2.5 million in the three months June 30, 2001. The fluctuations in the short-term interest rates directly influence the interest income recognized by us. Interest income and other expense, net was $3.4 million for the six months ended June 30, 2002 compared to $5.5 million for the six months ended June 30, 2001. Interest rates for the six-month period ended June 30, 2002 decreased over the corresponding period of the prior fiscal year, resulting in lower interest income.

Benefit from (provision for) income taxes.    The benefit from income taxes in the three months ended June 30, 2002 was $1.1 million as compared to a provision of $1.3 million in the three months ended June 30, 2001. The benefit from income taxes in the six months ended June 30, 2002 was $1.3 million as compared to a provision of $3.3 million in the six months ended June 30, 2001. In both periods, the provision or benefit for income taxes is based on an estimated effective rate for each of the respective calendar years. Our effective tax rate differs from the statutory federal and state tax rates for the three and six months of fiscal 2002 and 2001 due principally to the effect of amortization of stock-based compensation, goodwill and intangibles, which are permanent, non-deductible book/tax differences.

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2002, our cash, cash equivalents and short-term investments increased by $6.1 million to $233.3 million as compared to an increase of $7.0 million to $226.6 million for the six month period ended June 30, 2001. Our working capital increased for the six months ended June 30, 2002 by $5.3 million to $229.8 million as compared to an increase of $19 million to $242 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, we generated cash from operating activities totaling $9.8 million.

For the six months ended June 30, 2002, we generated cash from investing activities totaling $68.6 million, principally as a result of the net sale of $73.4 million of short-term investments offset by $2.3 million used to purchase property and equipment and $2.5 million used for the repayment of liabilities assumed upon the acquisition of other businesses. Net cash used in investing activities for the six months ended June 30, 2001 was principally as a result of the net purchase of approximately $57.6 million of short-term investments and $1.6. million of property and equipment. In addition, $8.9 million was used for the repayment of liabilities assumed upon the acquisitions of other businesses.

Financing activities provided $2.7 million and $7.4 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in cash provided by sales of common stock for the six month period ended June 30, 2002, compared to the corresponding period of the prior fiscal year was due to a decrease in quantity of stock options exercised.

We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months. However, we may be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. We cannot assure you that additional equity or debt financing will be available on acceptable terms or at all. Our sources of liquidity beyond twelve months, in management’s opinion, will be our then current cash balances, funds from operations and whatever long-term credit facilities we can arrange. We have no other agreements or arrangements with third parties to provide us with sources of liquidity and capital resources beyond twelve months.

We do not have any other debt, long-term obligations or long-term capital commitments. See Note 9 to the December 31, 2001 Consolidated Financial Statements filed on Form 10-K for information regarding our operating leases. As of December 31, 2001, our aggregate future minimum lease commitments through 2006 totaled $8.9 million. At June 30, 2002, the Company currently outsources to one third-party contract manufacturer and will have outstanding purchase obligations to this vendor for products to be built in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 requires a company to record the fair value of an asset retirement obligation in the period in which it is incurred. When the retirement obligation is initially recorded, we also record a corresponding increase to the carrying amount of the related tangible long-lived asset and depreciate that cost over the useful life of the tangible long-lived asset. The retirement obligation is increased at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. Upon settlement of the retirement obligation, we either settle the retirement obligation for its recorded amount or incur a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Accordingly, SFAS No. 143 will be effective for us beginning January 1, 2003. We are currently in the process of evaluating the impact, if any, SFAS No. 143 will have on our financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial position, cash flows or results of operations.

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

To date, sales to two distributors have accounted for a significant portion of our revenue. In 2001, approximately 88% of our sales were to distributors and resellers, and Ingram Micro and Tech Data accounted for approximately 27% and 19% of our revenue, respectively. In 2000, approximately 84% of our sales were to distributors, and Ingram Micro and Tech Data accounted for approximately 32% and 20% of our revenue, respectively. In addition, in 2000 and 2001 and in the six months ended June 30, 2002, our top 10 customers accounted for 70% or more of total revenues. Although we have limited one-year agreements with Ingram Micro and Tech Data and certain other large distributors, these contracts are subject to termination at any time, and we do not know if these customers will continue to place orders for our products. We cannot assure you that any of these customers will continue to place orders with us, that orders by these customers will continue at the levels of previous periods or that we will be able to obtain large orders from new customers. If any of the foregoing should occur, our revenues will likely decline and our business will be adversely affected.

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

The market for Internet security products is worldwide and highly competitive, and we expect competition to intensify in the future. There are few substantial barriers to entry, and additional competition from existing competitors and new market entrants will likely occur in the future. Current and potential competitors in our markets include, but are not limited to the following, all of which sell worldwide or have a presence in most of the major markets for such products:

•	enterprise firewall software vendors such as Check Point Software;

•	network equipment manufacturers such as Cisco, Lucent Technologies, Nortel Networks and Nokia;

•	computer or network component manufacturers such as Intel;

•	operating system software vendors such as Microsoft, Novell and Sun Microsystems;

•	security appliance and PCI card suppliers such as WatchGuard Technologies and NetScreen Technologies; and

•	encryption processing equipment manufacturers such as nCypher and Rainbow Technologies.

Competitors to date have generally targeted the security needs of small, medium and large enterprises with firewall, VPN and SSL products that range in price from approximately $300 to more than $15,000. We may experience increased competitive pressure on some of our products, resulting in both lower prices and gross margins. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. In addition, our competitors may bundle products competitive to ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products. If any of the foregoing were to occur, our business could be adversely affected.

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

We compete for employees in California’s Silicon Valley, one of the most difficult employer environments in the United States. Our future success will depend largely on the efforts and abilities of our current senior management and our ability to attract and retain additional key personnel. In August of 2002, our Chief Executive Officer, Cosmo Santullo, resigned. At this time Bill Roach, Senior Vice President of Partners, Alliances and Strategic Accounts, was appointed to the role of interim CEO. Future departures of key employees may be disruptive to our business and may adversely affect our operations. We do not maintain life insurance for any of our key personnel.

Failure to expand our market share in the large enterprise market would harm expected revenues and results of operations.

In October 2001, we acquired RedCreek Communications and have begun integrating the RedCreek technologies and product features into our product line. In particular, the RedCreek technologies are designed to address to needs of larger enterprise networking customers, and consequently, we anticipate that we will expand our market share in the enterprise market. Our experience in the larger enterprise market is relatively new, however, as sales of our small to medium enterprise products comprise a large majority of our revenues. If we fail to effectively integrate the RedCreek technologies into our products, or if potential customers do not purchase our larger enterprise products in the expected volumes, our revenues would be below our expectations and our results of operations would suffer.

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

We currently rely on a combination of patent, trademark, copyright, and trade secret laws, confidentiality provisions and other contractual provisions to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized parties may misappropriate or infringe on our patents, trade secrets, copyrights, trademarks, service marks and similar proprietary rights. As of June 30, 2002, we have filed 14 United States patent applications, and we plan to aggressively pursue additional patent protection. Our pending patent applications may not result in the issuance of any patents. Even if we obtain such patents, that will not guarantee that our patent rights will be valuable, create a competitive barrier, or will be free from infringement. Furthermore, if any patent is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

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

Interest rates risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we classified our short-term investments as available-for-sale. Consequently, investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. As of June 30, 2002, our cash, cash equivalents and short-term investments included money-markets securities, corporate bonds, municipal bonds and commercial paper which are subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates changes prior to maturity.

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

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

The Company’s auditors provide certain tax advisory services. These services have been approved by the Audit Committee of the Company’s Board of Directors.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Number	Description
10.20++	Amendment Number One to the OEM Hardware (with Software) License and Purchase Agreement, between the Registrant and Cisco Systems, Inc., dated June 25, 2002.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Confidential treatment has been requested for portions of this exhibit. The omitted material has been separately filed with the Securities and Exchange Commission.

(b)  REPORTS ON FORM 8-K

A current report on Form 8-K was filed with the Securities and Exchange Commission by SonicWALL on April 4, 2002 to announce its preliminary financial results for the fiscal quarter ending March 31, 2002.

A current report on Form 8-K was filed with the Securities and Exchange Commission by SonicWALL on April 18, 2002 to announce its financial results for the fiscal quarter ending March 31, 2002.

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

Dated:	August 14, 2002