Form 10-Q
period 2002-09-30
SONICWALL INC
filed 2002-11-14
CIK 1093885

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT 1934.

For the transition period from                      to

Commission file number: 000-27723

SonicWALL, Inc.
(Exact name of registrant as specified in its charter)

California	77-0270079
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

TITLE OF EACH CLASS Common Stock, no par value	OUTSTANDING AT SEPTEMBER 30, 2002 67,359,643 Shares

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SONICWALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$159,399	$60,908
Short term investments	74,599	166,271
Accounts receivable, net	13,853	15,642
Inventories, net	6,436	5,489
Deferred income taxes	13,743	20,364
Prepaid expenses and other current assets	2,765	3,384

Total current assets	270,795	272,058
Property and Equipment, net	6,104	6,616
Goodwill	186,191	189,312
Purchased Intangibles, net	33,727	48,014
Other Assets	394	351

	$497,211	$516,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,642	$7,400
Accrued restructuring	1,685	—
Accrued compensation and related benefits	4,363	3,854
Other accrued liabilities	6,161	11,263
Deferred revenue	14,948	15,122
Income taxes payable	3,937	9,934

Total current liabilities	37,736	47,573
Deferred Tax Liability	13,169	17,625

Total liabilities	50,905	65,198

Shareholders’ Equity:
Common stock	463,995	466,857
Deferred stock compensation	(605)	(2,881)
Accumulated other comprehensive income	127	194
Accumulated deficit	(17,211)	(13,017)

Total shareholders’ equity	446,306	451,153

	$497,211	$516,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Product	$19,349	$21,362	$60,723	$62,426
License and service	5,062	6,399	19,534	16,466

Total revenue	24,411	27,761	80,257	78,892

Cost of revenue:
Product, excluding amortization of stock-based compensation of $9, $10, $35 and $46, respectively	6,198	6,081	19,603	17,856
License and service	1,210	423	3,196	955

Total cost of revenue	7,408	6,504	22,799	18,811

Gross margin	17,003	21,257	57,458	60,081

Operating expenses:
Research and development, excluding amortization of stock-based compensation of $62, $252, $246 and $552, respectively	4,185	5,103	13,728	15,576
Sales and marketing, excluding amortization of stock-based compensation of $218, $291, $746 and $1,344, respectively	10,363	7,973	33,314	22,352
General and administrative, excluding amortization of stock-based compensation of $39, $75, $133 and $538, respectively	3,183	2,472	8,499	6,764
Amortization of goodwill and intangibles	2,578	10,919	7,734	31,858
Restructuring charges	—	—	3,969	—
Stock-based compensation	328	628	1,160	2,480

Total operating expenses	20,637	27,095	68,404	79,030

Loss from operations	(3,634)	(5,838)	(10,946)	(18,949)
Interest income and other expense, net	1,334	2,072	4,714	7,592

Loss before income taxes	(2,300)	(3,766)	(6,232)	(11,357)
Benefit from (provision for) income taxes	775	(1,438)	2,038	(4,746)

Net loss	$(1,525)	$(5,204)	$(4,194)	$(16,103)

Net loss per share:
Basic and Diluted	$(0.02)	$(0.08)	$(0.06)	$(0.25)

Shares used in computing net loss per share:
Basic and Diluted	67,289	65,232	67,052	63,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(4,194)	$(16,103)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,086	32,778
Provision for (recovery of) doubtful accounts	(105)	609
Amortization of stock-based compensation	1,160	2,480
Tax benefit from exercise of stock options	—	1,597
Non-cash restructuring charges	1,109	—
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	3,100	(4,436)
Inventories	(1,185)	(1,184)
Deferred income taxes	(2,865)	3,528
Prepaid expenses and other current assets	2,030	(1,022)
Other assets	(43)	(246)
Accounts payable	(820)	(4,263)
Accrued restructuring	1,685	—
Accrued compensation and related benefits	509	(941)
Other accrued liabilities	(753)	1,751
Deferred revenue	271	2,713
Income taxes payable	765	(534)

Net cash provided by operating activities	10,750	16,727

Cash flows from investing activities:
Purchase of property and equipment	(3,229)	(2,871)
Sale (purchase) of short term investments	90,124	(76,686)
Acquisitions, net of cash acquired	(2,451)	(11,966)

Net cash provided by (used in) investing activities	84,444	(91,523)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	3,297	11,656

Net cash provided by financing activities	3,297	11,656

Net increase (decrease) in cash and cash equivalents	98,491	(63,140)
Cash and cash equivalents at beginning of period	60,908	140,287

Cash and cash equivalents at end of period	$159,399	$77,147

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock compensation, net of cancellations	$(1,178)	$710
Income tax benefit from stock option exercises	$—	$8,872
Common stock issued for acquired businesses	$—	$13,296
Adjustments to goodwill recorded for acquired businesses	$(8,186)	$3,604
Unrealized loss on short-term investments, net of taxes	$(67)	$486

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by SonicWALL, Inc. (the “Company”), are unaudited and reflect all adjustments which are normal, recurring and, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001, the critical accounting policies, and the risk factors as set forth in the Company’s Annual Report on Form 10-K. These publicly available documents are available on the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room in Washington, D.C., New York, NY and Chicago, IL. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.

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

3.    NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands, except per share amounts)
	2002	2001	2002	2001
Numerator:
Net loss	$(1,525)	$(5,204)	$(4,194)	$(16,103)

Denominator:
Weighted average common shares outstanding	67,291	65,504	67,084	64,161
Weighted average unvested common shares subject to repurchase	(2)	(272)	(32)	(310)

Denominator for basic and diluted calculation	67,289	65,232	67,052	63,851

Basic and Diluted net loss per share	$(0.02)	$(0.08)	$(0.06)	$(0.25)

Common stock equivalents of 664,000 and 4,176,000 for the three-month periods ended September 30, 2002 and 2001, respectively, consisting of options, warrants and restricted stock, and common stock equivalents of 1,949,000 and 4,537,000 for the nine-month periods ended September 30, 2002 and 2001, respectively, consisting of options, warrants and restricted stock were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(1,525)	$(5,204)	$(4,194)	$(16,103)
Unrealized gain (loss) on investment securities, net of taxes	45	486	(67)	486

Comprehensive loss	$(1,480)	$(4,718)	$(4,261)	$(15,617)

Accumulated other comprehensive income (loss), as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized gains and losses on available-for-sale securities.

5. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$1,456	$2,677
Finished goods	4,980	2,812

	$6,436	$5,489

6. OTHER ACCRUED LIABILITIES

At September 30, 2002 and 2001, other accrued liabilities primarily consisted of warranty reserves and acquisition related accruals.

7. RESTRUCTURING CHARGES

During the second quarter of 2002, the Company’s management approved and initiated a restructuring plan designed to reduce its cost structure and integrate certain company functions. Accordingly, the Company recognized a restructuring charge of approximately $4.0 million during the second quarter of 2002. The restructuring charge consists of workforce reduction costs across all geographic regions and functions and excess facilities consolidation costs related to lease commitments for space no longer needed to support ongoing operations and fixed asset impairments. The estimated facility costs were based on the Company’s contractual obligations, net of assumed sublease income, based on current comparable rates for leases in their respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Future cash outlays are anticipated through December 2005, unless the Company negotiates to exit the leases at an earlier date. Asset impairments consist primarily of leasehold improvements, computer equipment and related software, and furniture and fixtures. The restructuring plan will result in the elimination of approximately 78 positions worldwide, 77 of which were eliminated as of September 30, 2002.

Activities associated with the restructuring action consist of the following (in thousands):

	Total Charges June 30, 2002	Payments	Non-Cash Charges	Accrual June 30, 2002	Payments	Accrual September 30, 2002
Employee severance benefits	$858	$(758)	$—	$100	$(61)	$39
Facility costs	1,944	(65)	—	1,879	(233)	1,646
Asset impairments	1,167	(58)	(1,109)	—	—	—

	$3,969	$(881)	$(1,109)	$1,979	$(294)	$1,685

8. COMMITMENTS AND CONTINGENCIES

At September 30, 2002, the Company currently outsources to one third-party contract manufacturer and has outstanding purchase obligations to this vendor totaling $5.4 million for products to be built in the future.

On December 6, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice. While the Company believes that the claims against it and its officers and directors are without merit and intends to vigorously defend against these allegations, the litigation could result in substantial costs and divert the Company’s attention and resources, which could have a material adverse effect on the Company’s business, operating results, liquidity and financial condition.

9. PURCHASED INTANGIBLES

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

Intangible assets consist of the following (in thousands):

			September 30, 2002			December 31, 2001

	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	52–72 months	$26,970	$(8,345)	$18,625	$26,970	$(4,938)	$22,032
Non-compete agreements	36 months	7,019	(4,377)	2,642	7,019	(2,622)	4,397
Customer base	36–72 months	18,140	(5,771)	12,369	18,140	(3,328)	14,812
Acquired workforce	36–54 months	—	—	—	7,871	(1,319)	6,552
Other	2–52 months	400	(309)	91	400	(179)	221

Total intangibles		$52,529	$(18,802)	$33,727	$60,400	$(12,386)	$48,014

All of the Company’s intangible assets are subject to amortization except for acquired workforce totaling $6.6 million, which has been reclassified to goodwill as of January 1, 2002 upon the adoption of SFAS No. 142.

The Company performed a transition impairment analysis, which resulted in no impairment as of January 1, 2002. In addition, the Company will be required to perform an annual impairment test, which it expects to perform in the fourth quarter of each year.

Estimated future amortization expense is as follows (in thousands):

Fiscal Year
2002 (fourth quarter)	$ 2,553
2003	9,876
2004	7,632
2005	7,356
2006	6,310

Total	$33,727

The carrying amount of goodwill was $186.2 million and $189.3 million at September 30, 2002 and December 31, 2001, respectively. The decrease of approximately $3.1 million resulted primarily from three adjustments. First, goodwill was increased by the reclassification of acquired workforce to goodwill of $6.6 million, offset by the corresponding reduction in the deferred tax liability of $1.7 million. Second, goodwill was decreased by $5.0 million for the 317,244 shares of the Company’s common stock received back from Phobos in connection with the escrow settlement. Third, the finalization of purchase price for the other minor acquisitions completed during the course of 2001 reduced goodwill by $2.5 million.

Actual results of operations for the three and nine months ended September 30, 2002 and the pro forma results of operations for the three and nine months ended September 30, 2001 had the Company applied the non-amortization provisions of SFAS No. 142 in the prior period are as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net loss, as reported	$(1,525)	$(5,204)	$(4,194)	$(16,103)
Adjustment for amortization of goodwill and acquired workforce, net of tax	—	8,232	—	24,173

Adjusted net income (loss)	$(1,525)	$3,028	$(4,194)	$8,070

Net income (loss) per share:
Basic and diluted net loss per share, as reported	$(0.02)	$(0.08)	$(0.06)	$(0.25)
Adjustment to net loss per share for amortization of goodwill and acquired workforce, net of tax:
Basic	$—	$0.13	$—	$0.38
Diluted	$—	$0.12	$—	$0.37
Adjusted net income (loss) per share:
Basic	$(0.02)	$0.05	$(0.06)	$0.13
Diluted	$(0.02)	$0.04	$(0.06)	$0.12
Shares used in computing adjusted net income (loss) per share:
Basic	67,289	65,232	67,052	63,851
Diluted	67,289	69,408	67,052	68,388

10. RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates Statement No. 4 (and Statement 64, as it amends Statement No. 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting for transactions that have similar economic effects. In addition, SFAS No. 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements Nos. 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement No. 13 although early adoption is permitted. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial position, cash flows or results of operations.

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

This Form 10-Q contains forward-looking statements which relate to future events or our future financial performance. In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. In addition, forward-looking statements in this document include, but are not limited to, those regarding: expansion of our enterprise market share; product revenues and percentage of revenues derived from our different products; increased market opportunity for upgrade and subscription products; expanded subscription revenue; revenue trends from license and service revenues; revenue trends resulting from the increased bundling and VPN functionality in our firewall products; expenditures for research and development, sales and marketing, and general and administrative functions; and our belief that existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements for at least the next twelve months. These statements are only predictions, and they are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth herein under the heading “Risk Factors” and also under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission. References to “we,” “our,” and “us” refer to SonicWALL, Inc. and its subsidiaries.

OVERVIEW

SonicWALL designs, develops, manufactures and sells Internet security infrastructure products designed to provide secure Internet access to broadband customers, enable secure Internet-based connectivity for distributed organizations and process secure transactions for enterprises and service providers. We believe our access security appliances provide high performance, robust, reliable, easy-to-use and affordable Internet firewall security and virtual private networking (“VPN”) functionalities. We also sell value-added security applications for our access security appliances including content filtering and vulnerability assessment services, digital certificates and anti-virus protection on an annual subscription basis. Our transaction security products provide high performance SSL acceleration and offloading to enable service providers and enterprises to deploy e-commerce and web-based applications without degrading web server performance. We sell our products primarily to customers in the small to medium enterprise, e-commerce, service provider, branch office and telecommuter markets. As of September 30, 2002, we have sold more than 310,000 of our Internet security appliances worldwide.

From inception through 1996, we derived substantially all of our revenue from the development and marketing of networking products for Apple Macintosh computers. These products enabled Apple Macintosh computers to connect to computer networks using Ethernet communications standards. The Ethernet standard was developed in the 1970s by Xerox Corporation and is the most widely used technology to facilitate communication between computers on local area networks. The Ethernet standard is defined by the Institute of Electrical and Electronics Engineers and specifies the speed and other characteristics of a computer network. In 1998, we made a strategic business decision to concentrate our resources in the Internet security market. As a result, we stopped shipments of our Ethernet product line during December 1999. In October 1997, we introduced our first Internet security appliance, the SonicWALL DMZ, and began volume shipments in 1998. We have since focused all our development, marketing and sales efforts on the Internet security appliance market, and we have progressively introduced a broad line of Internet security products and services from 1998 through 2002.

Our SonicWALL product line provides our customers with comprehensive integrated security including firewall, VPN, anti-virus, content filtering and SSL encryption and decryption functionality, giving users affordable Internet security and secure Internet transactions. SonicWALL delivers appliance solutions that we believe are high performance, easy to install and cost-effective. With current suggested retail prices ranging from $495 to $9,995, our products are designed to enable customers to reduce purchase costs and avoid hiring costly information technology personnel for Internet security. By using an embedded single purpose operating system and a solid state hardware design without moving parts, our products maximize reliability and uptime. The SonicWALL access security products can be used in networks ranging in size from 1 to 10,000 users and are fully compatible with VPN technology from more expensive enterprise security solutions offered by, among others, Check Point Software, Nortel Networks and Cisco.

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

On October 25, 2001, we acquired substantially all of the assets and certain liabilities of RedCreek Communications, Inc. (“RedCreek”) in a transaction accounted for as a purchase. RedCreek developed and sold standards-based Internet security products for corporate data communications networks that enable the secure transmission of data between offices over the Internet. As a result of this acquisition, we expect to expand our enterprise market share. At the closing of the acquisition, we paid $12.5 million in cash, assumed certain current accounts payable and other liabilities of RedCreek, and forgave repayment of bridge loan amounts payable by RedCreek to us that were used by RedCreek to fund its operating expenses from the date the purchase agreement was signed until the closing of the acquisition. We also assumed RedCreek’s 2001 stock option plan and 206,500 options valued at $2,205,000 issued thereunder. In the event RedCreek products achieve certain quarterly sales targets during 2001 to 2003, we are obligated to pay additional purchase consideration of up to $4.5 million in cash, which payments would be recorded, if and when payable, as adjustments to goodwill. As of September 30, 2002, no additional payments have been made.

During the course of 2001, we completed several minor transactions for the acquisition of certain technologies and personnel for an aggregate purchase consideration of 257,000 shares of common stock valued at approximately $4.3 million and approximately $2.6 million in cash consideration.

RESTRUCTURING

During the second quarter of 2002, we initiated a restructuring plan designed to reduce our cost structure and integrate certain company functions. Accordingly, we recognized a restructuring charge of approximately $4 million during the second quarter of 2002. The restructuring plan consists of workforce reductions across all geographic regions and functions and excess facilities consolidations related to lease commitments for space no longer needed to support ongoing operations and fixed asset impairments. The estimated facility costs were based on our contractual obligations, net of assumed sublease income, based on current comparable rates for leases in their respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Future cash outlays are anticipated through December 2005, unless we negotiate to exit the leases at an earlier date. Asset impairments consist primarily of leasehold improvements, computer equipment and related software, and furniture and fixtures. The restructuring plan will result in the elimination of approximately 78 positions worldwide, 77 of which were eliminated as of September 30, 2002.

Activities associated with the restructuring action consist of the following (in thousands):

	Total Charges June 30, 2002	Payments	Non-Cash Charges	Accrual June 30, 2002	Payments	Accrual September 30, 2002
Employee severance benefits	$858	$(758)	$—	$100	$(61)	$39
Facility costs	1,944	(65)	—	1,879	(233)	1,646
Asset impairments	1,167	(58)	(1,109)	—	—	—

	$3,969	$(881)	$(1,109)	$1,979	$(294)	$1,685

RESULTS OF OPERATIONS

The following table sets forth certain consolidated financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Product	79.3%	76.9%	75.7%	79.1%
License and service	20.7	23.1	24.3	20.9

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	25.4	21.9	24.4	22.6
License and service	4.9	1.5	4.0	1.2

Total cost of revenue	30.3	23.4	28.4	23.8

Gross margin	69.7	76.6	71.6	76.2

Operating expenses:
Research and development	17.1	18.4	17.1	19.7
Sales and marketing	42.5	28.7	41.5	28.3
General and administrative	13.0	8.9	10.6	8.6
Amortization of goodwill and intangibles	10.6	39.3	9.6	40.4
Restructuring charges	—	—	4.9	—
Stock-based compensation	1.3	2.3	1.5	3.2

Total operating expenses	84.5	97.6	85.2	100.2

Loss from operations	(14.8)	(21.0)	(13.6)	(24.0)
Interest income and other expense, net	5.4	7.5	5.9	9.6

Loss before income taxes	(9.4)	(13.5)	(7.7)	(14.4)
Benefit from (provision for) income taxes	3.2	(5.2)	2.5	(6.0)

Net loss	(6.2)%	(18.7)%	(5.2)%	(20.4)%

Product revenue.    Revenue from sales of our products decreased to $19.3 million in the three months ended September 30, 2002 from $21.4 million in the three months ended September 30, 2001. Revenue from sales of our products decreased to $60.7 million in the nine months ended September 30, 2002 from $62.4 million in the nine months ended September 30, 2001. Our Small to Medium Enterprise (“SME”) products, including our TELE, SOHO, XPRS and PRO product lines, represented approximately 86% and 88% of product revenues in the three and nine months ended September 30, 2002, respectively, compared to 86% and 89% of product revenues in the three and nine months ended September 30, 2001, respectively. Our transaction security and large network access security products, including our SSL and GX product lines and VPN products acquired from RedCreek, represented approximately 13% and 10% of product revenues in the three and nine months ended September 30, 2002 compared to 7% and 6% in the three and nine months ended September 30, 2001. In the three and nine months ended September 30, 2002, we generated approximately 1% and 2%, respectively, of product revenues from certain legacy products of acquired entities that have generally been brought to end of life within the first year of combined operations. These revenues have been generated from network infrastructure products that are not part of our long-term product strategy. In the three and nine months ended September 30, 2001, legacy product revenues represented 7% and 5%, respectively, of product revenues.

We anticipate going forward a majority of our product revenues to be generated from the SME access security market. We will continue to reach this market through our distribution and OEM channels. We have established an enterprise sales team to address the needs of large enterprises. In addition to selling our GX and Global Management products into central sites of these large networks, we believe that successful penetration of these accounts is a means of furthering our penetration of the SME market, as the perimeter of these large networks are the branch office and telecommuter opportunities of the SME market. Our enterprise sales team and an OEM partner are also selling our transaction security products into large enterprises; however this market is in an early stage of development and we do not expect transaction security revenues to represent more than 10% of total product revenues in 2002.

License and service revenue.    Revenue from licenses and services decreased to $5.1 million in the three months ended September 30, 2002 from $6.4 million in the three months ended September 30, 2001. Revenue from licenses and services increased to $19.5 million in the nine months ended September 30, 2002 from $16.5 million in the nine months ended September 30, 2001. License and service revenue is comprised primarily of licenses and services such as VPN upgrades, node upgrades, anti-virus protection and content filtering services that are sold into the installed base of access security appliances. In addition, we generate license and service revenues from extended service contracts, licensing of our Global Management software, licensing of our VPN ASIC, licensing of our firewall software, and professional services related to training, consulting and engineering services. Our installed base has grown from approximately 190,000 units at September 30, 2001 to approximately 310,000 units at September 30, 2002, and the increasing size of our installed base has been a primary contributor to the growth of our integrated license and service products. This growth has resulted from initial sales with new units as well as renewals of subscriptions for products such as content filtering and anti-virus.

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

Historically, a significant component of our license and services revenues has been VPN upgrades, which have been offered to our customers as a separately licensed product after their initial purchase of an appliance. We continue to offer VPN upgrades to our customers that purchase products without bundled VPN functionality. However, there has been a trend in our market to offer VPN functionality as a bundled feature in a firewall product, and in response to this trend we have offered our customers the opportunity to purchase our products with bundled VPN functionality. Products sold with bundled VPN generate a higher average selling price than the same product without bundled VPN functionality. The result of this trend has been a decline in our VPN upgrade license revenues, and an increase in our product revenues due in part to the higher average selling prices realized from bundled VPN products. In the three and nine months ended September 30, 2002, VPN upgrades represented approximately 12% of license and service revenues compared to 29% of license and service revenues for the same periods of the prior year. We expect this trend to continue as more of our customers choose to purchase VPN functionality through our bundled offerings.

There can be no assurance that our revenues will increase or remain constant in absolute dollars.

Cost of revenue; gross margin.    Cost of product revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, warranty costs and inventory provisions or write-downs are included in cost of product revenue. Cost of product revenue increased slightly to $6.2 million in the three months ended September 30, 2002 from $6.1 million in the three months ended September 30, 2001, and increased to $19.6 million in the nine months ended September 30, 2002 from $17.9 million in the nine months ended September 30, 2001.

Cost of service revenue includes all costs associated with the delivery of our license and service products, including cost of packaging and materials, royalty payments, technical support costs under service contracts, cost of training revenues and other costs of services such as co-location costs for our content filtering subscriptions. Cost of service revenue increased to $1.2 million in the three months ended September 30, 2002 from $0.4 million in the three months ended September 30, 2001, and increased to $3.2 million in the nine months ended September 30, 2002 from $1.0 million in the nine months ended September 30, 2001. These increases relate primarily to increases in technical support costs and training costs.

Gross margin decreased to 69.7% for the three months ended September 30, 2002 from 76.6% in the three months ended September 30, 2001. Gross margin decreased to 71.6% for the nine months ended September 30, 2002 from 76.2% in the nine months ended September 30, 2001. The primary reasons for this decrease were lower sales in higher margin license and service revenues such as VPN upgrades and node upgrades, lower gross margins from service contracts due to higher technical support

143

costs, and a shift in product mix from our higher margin Pro products to our lower margin SOHO and TELE products. Our gross margin has been and will continue to be affected by a variety of factors, including among others competition; the mix and average selling prices of products; new product introductions and enhancements; fluctuations in manufacturing volumes; the cost of components and manufacturing labor; and the costs of providing technical support services under our service contracts. We must manage each of these factors effectively in order to maintain our gross margins levels.

Research and development.    Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products. Research and development expenses decreased by 18% to $4.2 million in the three months ended September 30, 2002 from $5.1 million in the three months ended September 30, 2001. These expenses represented 17.1% and 18.4%, respectively, of revenue for such periods. Research and development expenses decreased by 12% to $13.7 million in the nine months ended September 30, 2002 from $15.6 million in the nine months ended September 30, 2001. These expenses represented 17.1% and 19.7%, respectively, of revenue for such periods. These decreases were primarily attributable to reductions in headcount, lower spending on project materials and reduction in non-recurring engineering costs and fees paid to outside consultants. These decreases are partially offset by the October 2001 purchase of RedCreek which increased research and development costs related to additional personnel and increased product development and integration efforts. We believe that significant investments in research and development will be required to remain competitive.

Sales and marketing.    Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, costs related to customer support, travel, tradeshows, promotional and advertising costs. Sales and marketing expenses increased 30% to $10.4 million in the three months ended September 30, 2002 from $8.0 million in the three months ended September 30, 2001. These expenses were 42.5% and 28.7% of net sales for such periods, respectively. Sales and marketing expenses increased 49% to $33.3 million in the nine months ended September 30, 2002 from $22.4 million in the nine months ended September 30, 2001. These expenses were 41.5% and 28.3% of net sales for such periods, respectively. The increase in absolute dollars was primarily related to the continued worldwide expansion of our sales and marketing organization, including growth in the domestic and international sales force, particularly in Europe, increased customer service expenses related to a larger installed base and increased travel expenses. The addition of RedCreek in October 2001 increased our worldwide organization with enterprise sales and marketing personnel. We expect to continue to increase our sales and marketing expenses in an effort to expand domestic and international markets, introduce new products and establish and expand new distribution channels and OEM relationships.

General and administrative.    General and administrative expenses were $3.2 million for the three months ended September 30, 2002, as compared to $2.5 million for the three months ended September 30, 2001. These expenses represented 13% and 8.9% of total revenue for such periods, respectively. General and administrative expenses were $8.5 million for the nine months ended September 30, 2002, as compared to $6.8 million for the nine months ended September 30, 2001. These expenses represented 10.6% and 8.6% of total revenue for such periods, respectively. The increase in absolute dollars was primarily related to increased personnel costs, including employment termination costs, and increased legal and other professional service fees. We believe that general and administrative expenses will increase in absolute dollars and remain relatively stable as a percentage of total revenue as we continue to build our infrastructure.

Amortization of goodwill and intangibles.    Amortization of goodwill and intangibles represents the excess of the aggregate purchase price over the fair market value of the net tangible assets acquired by us. Intangible assets, including existing technology, are being amortized over the estimated useful lives of three to six year periods. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and intangibles related to acquired workforce are no longer being amortized effective January 1, 2002. Amortization of intangibles was $2.6 million for the three months ended September 30, 2002 compared to $10.9 million for the three months ended September 30, 2001. Amortization for the three months ended September 30, 2002 primarily consisted of $2.4 million, $87,000 and $38,000 relating to the amortization of intangibles associated with the acquisitions of Phobos, RedCreek, and Ignyte, respectively. Amortization of intangibles was $7.7 million for the nine months ended September 30, 2002 compared to $31.9 million for the nine months ended September 30, 2001. Amortization for the nine months ended September 30, 2002 primarily consisted of $7.1 million, $260,000 and $115,000 relating to the amortization of intangibles associated with the acquisitions of Phobos, RedCreek and Ignyte, respectively.

Restructuring charges.    During the second quarter of 2002, we implemented a restructuring plan designed to reduce our cost structure and integrate certain company functions. Accordingly, we recognized a restructuring charge of approximately $4.0 million during the second quarter of 2002. The restructuring plan consists of workforce reductions across all geographic regions and functions and excess facilities consolidations related to lease commitments for space no longer needed to support ongoing operations and fixed asset impairments. The restructuring plan will result in the elimination of approximately 78 positions worldwide, 77 of which were eliminated as of September 30, 2002.

Stock-based compensation. Stock-based compensation was $0.3 million and $0.6 million for the three months ended September 30, 2002 and 2001, respectively. Stock-based compensation was $1.2 million and $2.5 million for the nine months ended September 30, 2002 and 2001, respectively. These amounts primarily relate to the recognition of stock compensation of unvested options assumed in the Phobos and RedCreek acquisitions. We are amortizing deferred stock compensation over the vesting periods of the applicable options.

Interest income and other expense, net.    Interest income and other expense, net consists primarily of interest income on our cash, cash equivalents and short-term investments, and was $1.3 million for the three months ended September 30, 2002 compared to $2.1 million in the three months September 30, 2001. The fluctuations in the short-term interest rates directly influence the interest income recognized by us. Interest income and other expense, net was $4.7 million for the nine months ended September 30, 2002 compared to $7.6 million for the nine months ended September 30, 2001. Interest rates for the nine-month period ended September 30, 2002 decreased over the corresponding period of the prior fiscal year, resulting in lower interest income.

Benefit from (provision for) income taxes.    The benefit from income taxes in the three months ended September 30, 2002 was $0.8 million as compared to a provision of $1.4 million in the three months ended September 30, 2001. The benefit from income taxes in the nine months ended September 30, 2002 was $2.0 million as compared to a provision of $4.7 million in the nine months ended September 30, 2001. In both periods, the provision or benefit for income taxes is based on an estimated effective rate for each of the respective calendar years. Our effective tax rate differs from the statutory federal and state tax rates for the three and nine months of fiscal 2002 and 2001 due principally to the effect of amortization of stock-based compensation, goodwill and intangibles, which are permanent, non-deductible book/tax differences.

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

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2002, our cash, cash equivalents and short-term investments increased by $6.8 million to $234 million as compared to an increase of $14.0 million to $233.6 million for the nine month period ended September 30, 2001. Our working capital increased for the nine months ended September 30, 2002 by $8.6 million to $233.1 million as compared to an increase of $20.6 million to $243.6 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, we generated cash from operating activities totaling $10.8 million compared to $16.7 million in the same period of the prior year.

For the nine months ended September 30, 2002, we generated cash from investing activities totaling $84.4 million, principally as a result of the net sale of $90.1 million of short-term investments offset by $3.2 million used to purchase property and equipment and $2.5 million used for the repayment of liabilities assumed upon the acquisition of other businesses. Net cash used in investing activities for the nine months ended September 30, 2001 was principally as a result of the net purchase of approximately $76.7 million of short-term investments and $2.9 million of property and equipment. In addition, $12.0 million was used for the repayment of liabilities assumed upon the acquisitions of other businesses.

Financing activities provided $3.3 million and $11.7 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in cash provided by financing activities relates to a decrease in sales of common stock for the nine month period ended September 30, 2002, compared to the corresponding period of the prior fiscal year, which was due to a decrease in quantity of stock options exercised.

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

We do not have any other debt, long-term obligations or long-term capital commitments. See Note 9 to the December 31, 2001 Consolidated Financial Statements filed on Form 10-K for information regarding our operating leases. As of December 31, 2001, our aggregate future minimum lease commitments through 2006 totaled $8.9 million. At September 30, 2002, we currently outsource to one third-party contract manufacturer and has outstanding purchase obligations to this vendor totalling $5.4 million for products to be built in the future.

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

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates Statement No. 4 (and Statement 64, as it amends Statement No. 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting for transactions that have similar economic effects. In addition, SFAS No. 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements Nos. 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement No. 13 although early adoption is permitted. We do not expect the adoption of SFAS No. 145 to have a material impact on our financial position, cash flows or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact upon our financial position, cash flows or results of operations.

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

Overall weakness in the general economy and volatility in the demand for Internet security products are two of the many factors underlying our inability to predict our revenue for a given period. We base our spending levels for product development, sales and marketing, and other operating expenses largely on our expected future revenue. A large proportion of our expenses are fixed for a particular quarter or year, and therefore, we may be unable to decrease our spending in time to compensate for any unexpected quarterly or annual shortfall in revenue. As a result, any shortfall in revenue could adversely affect our operating results. For example, in the quarter ended September 30, 2002, we experienced a shortfall in revenues from our mid-tier market, and as a result, our revenues and net income were less than originally expected and our stock price declined.

We depend on two major distributors for a significant amount of our revenue, and if they or others cancel or delay purchase orders, our revenue may decline and the price of our stock may fall.

To date, sales to two distributors have accounted for a significant portion of our revenue. In 2001, approximately 88% of our sales were to distributors and resellers, and Ingram Micro and Tech Data accounted for approximately 27% and 19% of our revenue, respectively. In 2000, approximately 84% of our sales were to distributors, and Ingram Micro and Tech Data accounted for approximately 32% and 20% of our revenue, respectively. In addition, in 2000 and 2001 and in the nine months ended September 30, 2002, our top 10 customers accounted for 70% or more of total revenues. Although we have limited one-year agreements with Ingram Micro and Tech Data and certain other large distributors, these contracts are subject to termination at any time, and we do not know if these customers will continue to place orders for our products. We cannot assure you that any of these customers will continue to place orders with us, that orders by these customers will continue at the levels of previous periods or that we will be able to obtain large orders from new customers. If any of the foregoing should occur, our revenues will likely decline and our business will be adversely affected.

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

The market for Internet security products is worldwide and highly competitive, competition has increased over the past year, and we expect competition to further intensify in the future. There are few substantial barriers to entry, and additional competition from existing competitors and new market entrants will likely occur in the future. Current and potential competitors in our markets include, but are not limited to the following, all of which sell worldwide or have a presence in most of the major markets for such products:

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

Our products incorporate certain components or technologies that are available from single or limited sources of supply. Specifically, our products rely upon microprocessors from Motorola, Toshiba, IBM and Intel, security ASICs from Hi Fn and Broadcom and incorporate software products from third-party vendors. We do not have long-term supply arrangements with any vendor, and any disruption in the supply of these products or technologies may adversely affect our ability to obtain necessary components or technology for our products. If this were to happen, our product shipments may be delayed or lost, resulting in a decline in sales and a loss of revenue. In addition, our products utilize components that have in the past been subject to market shortages and price fluctuations. If we experience price increases in our product components, we will experience declines in our gross margin.

We rely primarily on one contract manufacturer for all of our product manufacturing and assembly, and if we cannot obtain its services, we may not be able to ship products.

We outsource all of our hardware manufacturing and assembly primarily to one third-party manufacturer and assembly house, Flash Electronics, Inc. Flash Electronics manufactures our products in both the U.S. and China. We do not have a long-term manufacturing contract with this vendor, and our operations could be disrupted if we have to switch to a replacement vendor or if our hardware supply is interrupted for an extended period. In addition, we provide forecasts of our demand to Flash Electronics up to six months prior to scheduled delivery of products to our customers. If we overestimate our requirements, Flash Electronics may have excess inventory, which would increase our costs. If we underestimate our requirements, Flash Electronics may have an inadequate component inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. We may also experience shortages of components from time to time, which also could delay the manufacturing of our products. If any of the foregoing occur, we could lose customer orders and revenue could decline.

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

We may experience competition from products developed by companies with whom we currently have OEM relationships.

We have entered into arrangements with original equipment manufacturers (“OEMs”) to sell our products, and these OEMs sell our technologies under their brand name. Our OEM revenues represented approximately 12% and 15% of total revenues in 2001 and 2000, respectively. Some of our OEM partners compete in the same markets in which we and those OEMs sell our jointly-produced products, and recently those OEM partners have developed their own products that will compete against the jointly-produced products. This increased competition could result in decreased sales of our product to our OEM customers, less revenues, lower prices and/or reduced gross margins. If any of the foregoing occur, our business may suffer.

Failure to expand our market share in the large enterprise market would harm expected revenues and results of operations.

In October 2001, we acquired RedCreek Communications and have begun integrating the RedCreek technologies and product features into our SonicWALL line of products. In particular, the RedCreek technologies are designed to address to needs of larger enterprise networking customers, and consequently, we anticipate that we will expand our market share in the enterprise market. Our experience in the larger enterprise market is relatively new, however, as sales of our small to medium enterprise products comprise a large majority of our revenues. If we fail to effectively integrate the RedCreek technologies into our products, or if potential customers do not purchase our products designed for larger enterprises in the expected volumes, our revenues would be below our expectations and our results of operations would suffer.

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

We currently rely on a combination of patent, trademark, copyright, and trade secret laws, confidentiality provisions and other contractual provisions to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized parties may misappropriate or infringe on our patents, trade secrets, copyrights, trademarks, service marks and similar proprietary rights. As of September 30, 2002, we have filed 14 United States patent applications, and we plan to aggressively pursue additional patent protection. Our pending patent applications may not result in the issuance of any patents. Even if we obtain such patents, that will not guarantee that our patent rights will be valuable, create a competitive barrier, or will be free from infringement. Furthermore, if any patent is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

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

Interest rates risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we classified our short-term investments as available-for-sale. Consequently, investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. As of September 30, 2002, our cash, cash equivalents and short-term investments included money-markets securities, corporate bonds, municipal bonds and commercial paper which are subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates changes prior to maturity.

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

ITEM 4.    CONTROLS AND PROCEDURES

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14 (c) and 15d-14 (c) as of the date within 90 days before filing date of the Quarterly Report on Form 10-Q (the “Evaluation Date”) have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective. Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are party to routine litigation incident to our business. We believe that none of these legal proceedings will have a material adverse effect on our consolidated financial statements taken as a whole or our results of operations.

On December 6, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against us, three of our officers and directors, and certain of the underwriters in our initial public offering in November 1999 and our follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in our public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice. While we believe that the claims against us and our officers and directors are without merit and intend to vigorously defend against these allegations, the litigation could result in substantial costs and divert our attention and resources, which could have a material adverse effect on our business, operating results, liquidity and financial condition.

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

(b)  REPORTS ON FORM 8-K

A current report on Form 8-K was filed with the Securities and Exchange Commission by SonicWALL on August 1, 2002 to announce the resignation of its Chief Executive Officer, Cosmo Santullo and the appointment of Bill Roach to interim Chief Executive Officer.

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

Dated: November 14, 2002

CERTIFICATIONS

I, William Roach, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SonicWALL, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

William Roach
Chief Executive Officer

I, Michael J. Sheridan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SonicWALL, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

Michael J. Sheridan
Senior Vice President of Strategy and
Chief Financial Officer and Secretary