Form 10-K
period 2002-12-31
SONICWALL INC
filed 2003-03-31
CIK 1093885

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock (no par value)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒  No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2002), was $227,546,977. Shares of common stock held by each executive officer, director and each person who beneficially owns 5% or more of the outstanding common stock have been excluded because such persons may, under certain circumstances, be deemed to be affiliates. The determination of affiliate or executive officer status is not necessarily conclusive for other purposes.

The number of shares of the registrant’s common stock outstanding on February 28, 2003 was 67,630,934.

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

PART I

ITEM 1.    Business

Overview

SonicWALL, Inc. designs, develops, manufactures and sells Internet security infrastructure products designed to provide secure Internet access to broadband customers, enable secure Internet-based connectivity for distributed organizations and process secure transactions for enterprises and service providers. We believe our access security appliances provide high performance, robust, reliable, easy-to-use and affordable Internet firewall security and virtual private networking (“VPN”) functionalities. We also sell value-added security applications for our access security appliances including content filtering and anti-virus protection on an annual subscription basis. Our transaction security products provide high performance secure socket layer (“SSL”) acceleration and offloading to enable service providers and enterprises to deploy e-commerce and web-based applications without degrading web server performance. We sell our products primarily to customers in the small to medium enterprise, e-commerce, service provider, branch office and telecommuter markets. As of December 31, 2002, we have sold more than 330,000 of our Internet security appliances worldwide.

The SonicWALL product line provides our customers with comprehensive integrated security including firewall, VPN, anti-virus, content filtering and SSL encryption and decryption functionality, giving users affordable Internet security and secure Internet transactions. SonicWALL delivers appliance solutions that we believe are high performance, easy to install and cost-effective. With current suggested list prices ranging from $495 to $9,995, our products are designed to enable customers to reduce purchase costs and avoid hiring costly information technology personnel for Internet security. By using an embedded single purpose operating system and a solid state hardware design, our products maximize reliability and uptime. The SonicWALL access security products can be used in networks ranging in size from one to more than 15,000 users and are fully compatible with VPN technology from more expensive enterprise security solutions offered by, among others, Check Point Software, Nokia, Nortel Networks and Cisco.

SonicWALL was initially incorporated in California in 1991 as Sonic Systems. In August 1999, we changed our name to SonicWALL, Inc. References in this report to “we,” “our,” “us,” and “the Company” refer to SonicWALL, Inc. Our principal executive offices are located at 1143 Borregas Avenue, Sunnyvale, California 94089, and our telephone number is (408) 745-9600.

Industry Background

Growth of Internet Usage and Acceptance

Businesses and consumers access the Internet for a wide variety of uses including communications, information gathering and commerce. Businesses and enterprises of all sizes have accepted the Internet as a critical yet affordable means of achieving global reach and brand awareness, allowing access and shared information among a large number of geographically dispersed employees, customers, suppliers and business partners. The Internet has become a particularly attractive solution for small and medium size businesses due to its cost effectiveness and ease-of-use. Larger enterprises also connect their internal networks to the Internet allowing for greater and quicker communications and expanded operations. Many of today’s larger enterprises also have branch offices, mobile workers and telecommuters who connect electronically to the corporate office and each other. The Internet has also become a vital tool of information access and communication for schools, libraries and other institutions.

Increasing Use of Broadband Access Technologies

The connection speed by which individuals and businesses and enterprises of all sizes connect to the Internet is increasing. Small to medium enterprises, branch offices and consumers are shifting from dial-up connections which offer a maximum connection rate of 56 kilobits per second to substantially faster, always-on broadband connections such as digital subscriber lines (DSL) and cable Internet access, which offer Internet connectivity rates up to 1 megabit per second. Larger enterprises have begun to move from T1 connectivity (1.5 megabits per second) to T3 connectivity (45 megabits per second), and in some cases to OC-3 connectivity (155 megabits per second). These broadband connections allow for exponentially faster Internet access among many simultaneous users. Additionally, as Internet access speeds increase, both network bandwidth and network traffic speeds have significantly increased, further reflecting the ubiquity and the importance of the Internet to business operations.

Importance of Internet Security

Internet security is essential for businesses and enterprises due to the large amount of confidential information transmitted or accessible over the Internet. Broadband technologies, including DSL and cable, are always connected to the Internet and increase the risk that proprietary data or other sensitive information might be compromised by computer hackers, disgruntled employees, contractors or competitors. In addition, business or enterprise data and networks become vulnerable to security threats or sophisticated attacks as the number of connections to the Internet increase, through satellite offices or telecommuters, and the volume of confidential information accessible through the Internet increases. Breaches of network security are costly to a business, both financially and from the lost productivity resulting from network and computer down-time. Businesses and enterprises are increasing their network security budget to address these concerns.

The market for Internet security products includes a variety of applications to address network vulnerabilities and protect confidential data during transmission and access. These applications include, among others, firewalls, VPN access products, anti-virus solutions, content filtering and SSL encryption. According to International Data Corporation (“IDC”), the market for Internet security products is expected to have a compounded annual growth rate for revenue of 19% to $21 billion from 2002 to 2006. IDC also estimates that the market for firewall appliances priced at less than $10,000 will have a compounded annual growth rate for revenue of 25% over the same period.

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

Hardware-based security appliances have overcome many of the shortcomings of software-based solutions. By contrast, software-based security solutions can be difficult to install and manage, often requiring dedicated and highly-skilled in-house information technology (“IT”) personnel. Additionally, software security solutions can be difficult to integrate within networks, often requiring installation of dedicated server equipment and the use of complex load balancing switches to ensure a reliable, high-speed connection. Hardware security solutions can overcome many of these limitations by integrating firewall, VPN, anti-virus and content filtering into one easy-to-deploy device that is interoperable with other Internet Protocol Security (“IPSec”) devices. These hardware solutions can remain up-to-date with automatic update services.

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

Increasing Need for Anti-Virus and Content Filtering Solutions

In a 2002 survey conducted by the IDC, 80% of all companies surveyed indicated they had experienced some security attack, the most common being the threat of a virus. In addition to lost productivity, corporations and their customers and partners are vulnerable to severe financial losses. This has been highlighted by the rapid infection of many users through widespread and highly publicized virus outbreaks affecting business networks around the globe. Companies’ concerns about issues such as employee productivity, legal liability and network bandwidth continue to fuel the growth of content filtering. As a result, enterprises are spending rapidly to deploy anti-virus protection and content filtering solutions across the enterprise and expending technical resources on an ongoing basis to keep these solutions updated against the latest virus threats and objectionable or inappropriate web content. IDC expects sales of secure content management, including anti-virus and content filtering products to increase from $2.4 billion in 2002 to $3.9 billion by 2006.

Increasing Use of SSL to Secure E-Commerce Transactions

Secure Sockets Layer (“SSL”) is the most widely used encryption technology for enabling the secure transmission of confidential data in web browser-based e-commerce transactions. Data encryption provided by SSL allows e-commerce vendors to build secure systems, and also provides the basis from which a business can build trust with customers, suppliers, partners and employees.

The growth of e-commerce on the Internet and the need for secure transactions has created increased loads on web servers, which are typically equipped with general purpose CPUs. These servers were not designed to handle the extreme processing requirements of SSL transactions and as a result, their performance, as measured by the number of transactions per second (“TPS”) that can be processed simultaneously, declines considerably with the use of SSL. Studies show that server performance declines by over 90% when processing SSL transactions versus ordinary non-encrypted Internet traffic. The need to improve the performance of servers processing e-commerce transactions has typically been addressed by installing an SSL acceleration board within the server. While these solutions increase performance, because they continue to utilize the host CPU for a portion of the transaction processing, they do not fully optimize the server’s performance. A more effective solution is to install an Internet appliance that fully offloads and accelerates the SSL encryption and decryption processes, thus leaving the server completely free to process the unencrypted portions of the transaction and all other traffic at maximum performance. In addition, as businesses utilize highly specialized network equipment, such as content switches, load balancers and caching appliances to provide maximum performance for high traffic web sites and Internet applications, they are seeking specialized products to address SSL encryption and decryption acceleration and offloading within these network architectures.

The SonicWALL Solution

SonicWALL products are designed to provide comprehensive Internet security for networks ranging in size from one to more than 15,000 users and for e-commerce applications that handle millions of secure transactions daily. Our access security products span a wide range of requirements, from single-user set-top appliances to rack-mounted enterprise-class units capable of supporting thousands of users. Our products vary with respect to the number of supported users, the number of transactions handled, the number of ports and feature options such as VPN, anti-virus protection and content filtering, as well as management tools that enable our customers to easily manage SonicWALL appliances installed throughout their networks. Our transaction security products include appliance-based solutions, which can be deployed in the most sophisticated networks requiring the highest levels of transaction performance. Our SSL appliances enable web sites to maintain optimal performance while processing a growing number of secure transactions.

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

As of December 31, 2002, we have sold more than 330,000 of our Internet security appliances worldwide. The SonicWALL product line provides our customers with the following key benefits:

•	High Performance, Scalable and Robust Access Security. The SonicWALL product family provides a comprehensive integrated security solution that includes firewall, VPN, anti-virus and content filtering. Our access security products protect private networks against Internet-based theft, destruction or modification of data, and can automatically notify customers if their network is under certain types of attack. SonicWALL has been awarded the internationally recognized International Computer Security Association (“ICSA”) Firewall Certification, the same certification awarded to products sold by Check Point Software, Netscreen Technologies, Nokia and Cisco. Our VPN products enable affordable, secure communications among remote offices, mobile employees and business partners over the Internet. Our anti-virus service provides comprehensive virus protection with automatic updates and minimal administration. Our content filtering service enables businesses, schools and libraries to restrict access to objectionable or inappropriate web sites.

•	High Performance, Robust Transaction Security. The SonicWALL product family also includes SSL acceleration and offloading products that allow enterprises and service providers to secure and accelerate e-commerce transactions. By accelerating and offloading the processing of secure e-commerce transactions, our SSL products allow web sites to handle significantly higher volumes of customer traffic. Unlike competitive SSL acceleration products, our products completely offload SSL processing, enabling maximum performance of the server.

•	Ease of Installation and Use. The SonicWALL product family delivers plug-and-play appliances designed for easy installation and use. Installation involves simply connecting a SonicWALL device between the private network and the broadband Internet access device for our access security products and in front of the e-commerce web server for our transaction security products. SonicWALL products are easily configured and managed through a web browser-based interface or through our Global Management System. No reconfiguration of any personal computer application is required. Our access security products are pre-configured to interface with all major Internet access technologies, including cable, DSL, ISDN, Frame Relay and T-1 via Ethernet. Our transaction security products are compatible with all major web server and e-commerce software products and are designed to operate in the most sophisticated and highest traffic network architectures.

•	Low Total Cost of Ownership. The SonicWALL product design minimizes the purchase, installation and maintenance costs of Internet security. The suggested retail prices of our access security products begin at $495 and scale up with products and features that span a wide array of customer requirements. Our affordable, easy-to-manage Internet security appliances also enable customers to avoid the expense of hiring costly IT personnel who may otherwise be required to implement and maintain an effective Internet security solution.

•	Reliability. The SonicWALL product design maximizes reliability and uptime. Our products use an embedded single purpose operating system and a solid state hardware design. Many of our competitors’ products consist of software installed on general-purpose host computers that use the Windows NT or UNIX operating systems. General-purpose operating systems such as these are designed to run multiple applications, creating an environment with less security and in which random system crashes are commonplace. Moreover, since general-purpose computers contain many moving parts, such as hard disk drives, floppy drives, fans and switching power supplies, they are more prone to hardware failures over time. These software and hardware failures can compromise Internet security.

Strategy

Our goal is to extend our leadership position to become the industry standard Internet security solution for broadband access and e-commerce users in our target markets and become a leader in providing high performance processing solutions for secure transactions. Key elements of our strategy include:

•	Extend Our Leadership Position in Access Security. We believe that we have established a market leadership position as a provider of Internet access security products designed for our target markets by offering robust, reliable, easy-to-use products at attractive prices. We intend to continue to focus our product development efforts, distribution strategies and marketing programs to satisfy the growing needs of these markets. We believe that many of the current Internet security offerings of other vendors are more complex and expensive to own and operate and generally unable to satisfy these target markets.

•	Continue to Develop New Products and Reduce Manufacturing Costs. We intend to use our product design and development expertise to expand our product offerings and reduce our manufacturing costs. We believe that these new product offerings, other new products and associated cost reductions will strengthen our market position and assist us in penetrating new markets.

•	Strengthen the SonicWALL Brand. We believe that strong brand recognition in our target markets is important to our long-term success. We intend to continue to strengthen our SonicWALL brand name through industry trade shows, our web site, advertising, direct mailings to both our resellers and our end users, and public relations. Our reputation as a reliable, high performance, easy-to-use and affordable Internet security vendor contributes to our resellers’ sales efforts.

•

Expand Our Indirect Channel.    Our target markets are generally served by a two-tier distribution channel. We have successfully penetrated these markets with over 10 value-added resellers, systems integrators and distributors who sell our products in over 50 countries, including large distributors such as Ingram Micro and Tech Data. We intend to continue to build and expand our base of indirect channel relationships through additional marketing programs, hiring additional marketing staff and increased advertising.

•	Develop Strategic Original Equipment Manufacturer Relationships. By entering into original equipment manufacturer (“OEM”) arrangements to sell our products, we intend to build upon the brand awareness and worldwide channels of major networking and telecommunications equipment suppliers to further penetrate our target markets. We presently have OEM agreements with the following companies: Cisco, a manufacturer of diversified networking products, and 3COM, a provider of diversified networking products.

•	Increase Services Revenue. We intend to continue to develop new services and add on products to generate additional revenue from our installed base. We currently offer integrated anti-virus and content filtering subscription services. We also offer fee-based customer support services and training to our customers. We have dedicated marketing personnel and programs that focus on selling these products and services to our existing base of customers. We have actively sought registration of our customers and have experienced a registration rate of nearly 65% to date. This has enabled us to pursue cost effective, targeted marketing campaigns to our installed base of registered users.

Products and Services

SonicWALL provides complete Internet security solutions that include access security and transaction security products, value-added security applications, and training, consulting and support services. We believe our access security product line provides cost effective and high performance Internet security solutions to small, medium and large enterprise customers in commercial, healthcare, education and government markets. Our transaction security products enable our target enterprise and service provider customers to process large volumes of secure transactions using SSL technology without compromising the performance of their e-commerce or e-business applications.

Our Global Management System (“GMS”) enables distributed enterprises and service providers to manage and monitor a large number of SonicWALL Internet security appliances and deploy our security services from a central location to reduce staffing requirements, speed deployment and lower costs.

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

Stateful Packet Inspection Firewall Security.    Our firewall technology protects private networks against Internet-based theft, destruction or modification of data, and automatically notifies customers if their networks are under attack. SonicWALL has been awarded the internationally recognized ICSA Firewall Certification. In addition, SonicWALL is pre-configured to automatically detect and thwart “denial of service” attacks including “ping of death”, “SYN flood”, “LAND attack” and “internet protocol spoofing”.

Internet Protocol Address Management.    SonicWALL products also include Network Address Translation (“NAT”) and Dynamic Host Configuration Protocol (“DHCP”) client and server capabilities. NAT allows a customer to connect multiple users on their private network to the Internet using a single public IP Address. DHCP Client allows the appliance to automatically acquire its IP address settings from the Internet Service Provider (“ISP”). DHCP Server allows computers on the private network to automatically acquire IP address settings from the appliance, simplifying client personal computer configuration.

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

Internet Security Appliances

SonicWALL Internet security appliances vary with respect to the number of supported users, the number of ports, product features, processor speed and scalability. In May 2001, we introduced the GX250 and GX650 Internet security appliances. The GX products are high-bandwidth firewall and VPN solutions for large enterprise installations and data centers. In December 2001, we also introduced a new generation of security appliances featuring ASIC-based acceleration targeted at small and medium-sized businesses. During 2002 we extended these products by adding additional models with unique functionality, including integrated analog modem “fail-over” capability and isolated telecommuter port technology. SonicWALL’s line of Internet security appliances now include:

SonicWALL TELE3.    This Internet security appliance provides affordable, high performance Internet security and integrated VPN functionality for telecommuters and small offices with up to 5 users.

SonicWALL TELE3 TZ.    This Internet security appliance provides affordable, high performance Internet security and integrated VPN functionality along with increased protection for telecommuters or remote users who have shared Internet connections. The SonicWALL TELE3 TZ has two LAN ports that isolate a remote worker (via a WorkPort™) from other users on the network (using the HomePort™).

SonicWALL TELE3 TZX.    This Internet security appliance extends the functionality of the SonicWALL TELE3 TZ by adding a four-port MDIX auto-sensing switch to the HomePort™ connection.

SonicWALL TELE3 SP.    This Internet security appliance provides affordable, highly reliable Internet security and VPN connectivity through the utilization of an integrated analog modem. The SonicWALL TELE3 SP features automated “fail-over” and “fail-back” technology to ensure that VPN connections are available even when the primary broadband connection fails.

SonicWALL SOHO3.    This Internet security appliance is a comprehensive and affordable Internet security solution for small business networks using broadband connections to the Internet. SonicWALL SOHO3 is available in 10-user, 25-user and 50-user models and can be upgraded to support unlimited users.

SonicWALL PRO 100.    This Internet security appliance protects many users from Internet security threats and includes a De-Militarized Zone (“DMZ”) port for customers with public web servers. With the DMZ port, public web and e-commerce servers on the local network can be accessed from the Internet without exposing the private network to Internet-based attacks. Publicly accessible servers connected to the DMZ are also protected against a variety of attacks.

SonicWALL PRO 200 and SonicWALL PRO 230.    These Internet security appliances meet the security demands of medium to large networks and support up to 500 simultaneous VPN connections for remote offices or workers. The SonicWALL PRO 200 and SonicWALL PRO 230 allow companies to increase productivity by establishing secure VPN connections with business partners, branch offices, telecommuters and mobile users.

SonicWALL PRO 300 and SonicWALL PRO 330.    These Internet security appliances are high-performance, scalable security and remote access solutions for the enterprise that needs support for up to 1,000 simultaneous VPN connections for remote offices or workers. Coupled with the SonicWALL Global Management System, the SonicWALL PRO 300 and SonicWALL PRO 330 extend security policies across large distributed networks of enterprises and service providers on a cost effective basis.

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

Security Services

SonicWALL Internet security appliances integrate seamlessly with a comprehensive line of value-added security applications to provide complete Internet security. With SonicWALL’s integrated security applications, companies can reduce the integration and maintenance problems that often result from sourcing, installing, and maintaining security products and services from multiple vendors.

SonicWALL IPSec VPN.    Our virtual private networking capabilities enable affordable and secure communications over the Internet between geographically dispersed offices, workers and partners. SonicWALL virtual private networking uses the industry standard IPSec protocol to deliver state-of-the-art security and interoperability with other virtual private networking products such as Check Point Software’s VPN-1 and Nortel’s Contivity VPN Switch.

SonicWALL Content Filtering.    Our content filtering service enables businesses, families, schools and libraries to control access to objectionable or inappropriate web sites. SonicWALL can filter Internet content by URL, keyword or application type. We offer a content filter subscription service that provides a list of objectionable web sites that is automatically updated on a weekly basis.

SonicWALL Anti-Virus.    Our anti-virus subscription service can ease the challenges of installing and maintaining anti-virus protection throughout a business and across a distributed network. This SonicWALL service integrates with our security appliances to deploy and maintain anti-virus software for each user on the network without the need for desktop-by-desktop installation, configuration and maintenance. Automatic anti-virus updates ensure all network nodes are protected from new virus outbreaks.

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

SonicWALL SSL Appliances.    Our SSL appliances easily install in front of any web server or cluster tasked with secure transaction processing, and support up to 800 new SSL connections per second and up to 30,000 sustained SSL connections per second for high-demand SSL processing. The SSL appliances store up to

1,024 keys and certificates to ensure web server independence and eliminate configuring secure processing properties on the host application. The SSL appliances include redundant power supplies and a fail-over port for high availability SSL processing.

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

SonicWALL Global Management System (“GMS”).    This software application provides network administrators with configuration and management tools to globally define, distribute, enforce and deploy the full range of security services and upgrades for thousands of SonicWALL Internet security appliances.

Customers

We sell our products through distributors, resellers and original equipment manufacturers. As of December 31, 2002, we sold more than 330,000 Internet security appliances. The following lists our top international and domestic distributors based on revenues in the year ended December 31, 2002, and significant original equipment manufacturers.

Top Domestic and International Distributors		Original Equipment Manufacturers
• Ingram Micro	• Tempest AS (Denmark)
• Tech Data	• Forval Creative (Japan)	• 3COM
• Accelerant	• Marubeni Solutions (Japan)	• Cisco
• Alternative Technology	• Canon Solutions (Japan)
• Tek Data (England)

End Users

Our products are sold to small to medium businesses, large enterprises (for branch office and telecommuter applications) in various industries such as financial institutions, retail outlets, professional offices, service providers, healthcare providers and educational and public entities.

Sales and Marketing

Our sales and marketing efforts focus on successfully penetrating the small to medium enterprise, branch office, telecommuter and education markets. Our marketing programs promote SonicWALL brand awareness and reputation as a reliable, high performance, easy-to-use, and affordable Internet security appliance. We try to strengthen our brand through a variety of marketing programs which include on-going public relations, our web site, advertising, direct mail, industry and regional trade shows and seminars. We intend to continue expanding and strengthening our indirect channel relationships through additional marketing programs and increased promotional activities.

We believe that SonicWALL products are ideally suited for the indirect channel where it is not economically efficient for us to sell directly to the end users of our products. We primarily market and sell our products in this indirect channel through a two-tiered distribution structure consisting of distributors and resellers in the United States and over 50 other countries. Distributors accounted for approximately 91% of our total revenue for the year ended December 31, 2002. Resellers, which include systems integrators, ISPs, dealers, mail order catalogs and online catalogs, generally purchase our products from our distributors and then sell our products to end-users in our target markets. Except for our SonicWALL Gold Partner level resellers described below, we do not have purchase agreements with or sell directly to our resellers. Our distributor and reseller agreements are non-exclusive.

We divide our sales organization regionally into three territories: the Americas; Asia Pacific; and Europe, the Middle East and Africa. Regional sales representatives manage our relationships with our network of distributors, value-added resellers and customers, help our value-added reseller network sell and support key customer accounts, and act as a liaison between our value-added reseller network and our marketing organization. The regional sales representative’s primary responsibility is to help the indirect channel succeed and grow within the territory. We also have an internal sales staff that supports the indirect channel, and a telesales organization whose primary responsibility is selling products to our installed base.

Domestic Channel.    In the United States, the primary distributors of our products to resellers are Ingram Micro and Tech Data. Ingram Micro accounted for 21% of total revenue in 2002, 27% in 2001 and 32% in 2000. Tech Data began distributing our Internet security products in February 1999, and in the years ended December 31, 2002, 2001 and 2000, accounted for approximately 26%, 19% and 20%, respectively, of total revenue.

Domestic resellers receive various benefits and product discounts depending on the level of purchases that the reseller commits to or achieves. Our basic reseller program offers access to privileged information and sales and marketing materials. We also offer a Medallion program, which extends those benefits by adding access to an expanded set of sales and marketing tools, as well as priority technical support. The top level is SonicWALL Gold Partner, where additional benefits such as sales leads, access to additional discounted demonstration units and market development funds are available. SonicWALL Reseller and Medallion resellers all source our products through a distributor. We sell directly to SonicWALL Gold Partner level resellers.

International Channel.    We believe there is a strong international market for our products. International sales represented 34% of our revenue in 2002, approximately 32% of total revenue in 2001 and 32% of our total revenue in 2000. Sales to Japan accounted for 8%, 10% and 11% of total revenue in the years ended December 31, 2002, 2001 and 2000, respectively.

We direct all of our international resellers to the appropriate distributor in each territory. We support our international distributors by offering customizable marketing materials, sales tools, leads, co-operative marketing funds, joint advertising, discounted demonstration units and training. We also participate in regional press tours, trade shows and seminars. Key international distributors include Tek Data Distribution in England, Canon Solutions in Japan and Tempest in Denmark.

Original Equipment Manufacturer Channel.    We enter into select original equipment manufacturer relationships in order to take advantage of the channels of well-established companies that sell into our target markets. We believe these channels expand our overall market while having a minor impact on our own indirect channel sales. We currently have agreements to sell our products or services through two original equipment manufacturers. Cisco, a supplier of network infrastructure products, resells certain of our SSL products under its own name. 3COM, a provider of diversified networking and telecommunications equipment, resells certain products that we manufacture and design under its own name. The terms of our agreements with these customers are variable and can generally be cancelled under certain conditions. In the years ended December 31, 2002, 2001 and 2000, our original equipment manufacturer revenue accounted for approximately 9%, 12% and 15% of total revenue, respectively.

Customer Service and Technical Support

We offer our customers a comprehensive range of support programs that include electronic support, product maintenance and personalized technical support services on a worldwide basis. In 2002 we opened two new support centers in order to improve the level of service we provide our customers in Europe, the Middle East and Africa and in Japan. We now operate three customer support centers located in Sunnyvale, California; Boxtel, The Netherlands; and Tokyo, Japan. A significant portion of our technical support function in all locations is outsourced to third party service providers under agreements that may be cancelled upon advance written notice of either 90 or 180 days. Outsourcing our technical support enables us to reduce fixed overhead and personnel costs and allows us the flexibility to meet market demand. SonicWALL provides direct support for enterprise customers and certain channel partners who require custom services.

Our standard service offerings include support which is available during normal business hours, as well as support services with access 24 hours a day, seven days a week. These support offerings provide replacement for failing hardware, telephone or web-based technical support and firmware updates. For large customers, alliance partners and OEMs, SonicWALL also offers custom support agreements that may include additional features like dedicated technical account management, accelerated escalation and logistical support.

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

Access Security Products

The SonicWALL access security product line is currently based on three hardware platforms. The SonicWALL TELE3, SOHO3 and PRO 100 hardware platforms are based on the Toshiba TX3927 RISC microprocessor and also features SonicWALL’s ASIC-based VPN acceleration hardware. This platform provides firewall performance of up to 75Mbps and 3DES VPN performance of up to 20Mbps. The SonicWALL TELE3 and SOHO3 include two 10/100 Mbps Fast Ethernet ports, while the PRO 100 includes three 10/100 Mbps Fast Ethernet ports. The SonicWALL PRO 200 and 230 and PRO 300 and 330 platforms are based on Intel’s StrongARM RISC microprocessor and also features SonicWALL ASIC-based VPN acceleration hardware. This platform provides firewall performance of up to 100Mbps and 3DES VPN performance of up to 45Mbps. Each product includes three 10/100 Mbps Fast Ethernet ports. The SonicWALL GX250 and GX650 platform is based on Intel’s Pentium III microprocessor, includes high performance VPN hardware acceleration and is capable of firewall performance of up to 1.4Gbps and 3DES VPN performance of up to 270Mbps.

The entire SonicWALL access security product line provides the following core features:

•	Stateful Packet Inspection Firewall. The core technology is the stateful packet inspection firewall software, which is widely accepted as the most advanced and secure method of implementing an Internet firewall. It examines all layers of the packet (from the physical layer up to application layer) and determines whether to accept or reject the requested communication based on state information derived from previous communications and the applications in use. Stateful packet inspection dynamically adjusts based on the changing state of the communication running across the firewall and is invisible to users on the protected network. It therefore requires no client personal computer reconfiguration. Our SonicWALL firewall protects against a known set of security threats.

•	IP Address Management. We have developed tools to hide the complexity of IP addressing. Network Access Transmission (“NAT”) allows networks to share a small number of valid public IP addresses

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

Security Applications

SonicWALL Internet Security Appliances integrate seamlessly with a comprehensive line of value-added security services to provide complete Internet security. With SonicWALL’s integrated security services, companies avoid the integration and maintenance problems that often result from sourcing, installing, and maintaining security products from multiple vendors. Our security services are easily enabled on the base hardware platform via a software key.

•	Virtual Private Networking. We developed virtual private networking support for the SonicWALL products to provide a means for our customers to use the Internet for secure communication between LANs, and from remote clients to LANs. SonicWALL virtual private networking complies with the IPSec standard and supports three data encryption methods: 56 bit Data Encryption Standard (“DES”); 168 bit Data Encryption Standard (“Triple-DES”); and 56 bit ARCFour (“ARC4”). By building our virtual private networking technology on industry standards—IPSec, DES and Triple-DES—we have been able to establish virtual private networking interoperability with other leading virtual private networking solutions from companies such as Check Point Software, Nokia and Cisco.

•	Content Filtering. Our Internet content filter blocks objectionable content using a list of prohibited URLs and keywords as well as cookies, Java and ActiveX scripts. We license CyberNOT’s list of URLs and adapt it for our products. Each SonicWALL appliance can automatically download an updated URL list weekly to keep pace with the dynamic nature of Internet content by subscribing to the SonicWALL Internet Content Filtering subscription.

•	Anti-Virus. Our anti-virus subscription service is intended to provide anti-virus protection throughout a business and across a distributed network. This SonicWALL service integrates with our security appliances to deploy and maintain anti-virus software for each user on the network—without the need for desktop-by-desktop installation, configuration and maintenance. Automatic anti-virus updates ensure all network nodes are protected from new virus outbreaks.

Transaction Security Products

SonicWALL transaction security products boost web site performance by completely offloading all SSL processing from the web servers to a device optimized for handling SSL transactions. SonicWALL SSL products use a powerful onboard processor with SonicWALL’s proprietary embedded operating system to deliver a complete end-to-end security system. Our SSL products boost e-commerce web site performance up to 50 times at a fraction of the cost of installing new web servers. Storing up to 1,024 keys and certificates, SonicWALL SSL products ensure complete web server independence for secure processing.

These rack mount or appliance form factor products are designed for data centers, e-commerce web hosting environments and enterprise networks. The SonicWALL SSL appliances have two 10/100 Mbps Fast Ethernet ports—one for network traffic and one for server traffic, and support up to 800 new SSL connections per second and up to 30,000 sustained SSL connections per second for high-demand SSL processing. They also include a fail-over port and redundant power supply for high availability SSL processing.

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

Our research and development activities are conducted at our principal facilities in Sunnyvale, California. In 2002, 2001 and 2000 we incurred expenses, excluding amortization of stock-based compensation, of $17.9 million, $20.4 million and $11.4 million, respectively, on research and development activities.

Competition

The market for Internet security products is worldwide and highly competitive. Competition in our market has increased over the past year, and we expect competition to further intensify in the future. There are few substantial barriers to entry, and additional competition from existing competitors and new market entrants will likely occur in the future. Current and potential competitors in our markets include, but are not limited to the following, all of which sell worldwide or have a presence in most of the major markets for such products:

•	enterprise firewall software vendors such as Check Point and Symantec;

•	network equipment manufacturers such as Cisco, Lucent Technologies, Nortel Networks and Nokia;

•	computer or network component manufacturers such as Intel;

•	security appliance and PCI card suppliers such as WatchGuard Technologies and NetScreen Technologies;

•	low-cost network hardware suppliers with products that include network security functionality such as Zyxel and D-Link; and

•	encryption processing equipment manufacturers such as nCypher and Rainbow Technologies.

Proprietary Rights

We currently rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality provisions and other contractual provisions to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized parties may misappropriate or infringe on our patents, trade secrets, copyrights, trademarks, service marks and similar proprietary rights. As of December 31, 2002, we have filed fourteen United States patent applications, and we plan to aggressively pursue additional patent protection. Our pending patent applications may not result in the issuance of any patents. Even if we obtain such patents, that will not guarantee that our patent rights will be valuable, create a competitive barrier, or will be free from infringement. Furthermore, if any patent is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

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

We design and develop all the key components of our products, including printed circuit boards and software. In addition, we determine the components that are incorporated in our products and select the appropriate suppliers of these components. Product testing and burn-in are performed by our contract manufacturer using tests that we specify.

Information about Segments and Geographic Areas

Financial information relating to our segments and information on revenues generated in different geographic areas are set forth in Note 9, entitled “Segment Reporting,” of the Notes to Consolidated Financial Statements in Item 8 of this report. In addition, information regarding risks attendant to our foreign operations is set forth under the heading “RISK FACTORS” included later in this report.

Employees

As of December 31, 2002, we had 342 employees. Of these, 164 were employed in sales and marketing, 57 in finance and administration, 97 in research and development and 24 in operations. We are not party to any collective bargaining agreements with our employees and we have not experienced any work stoppages. We believe we have excellent relations with our employees.

Where You Can Find More Information

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, available free of charge on or through our Internet website located at www.sonicwall.com, as soon as reasonably practicable after they are filed with or furnished to the SEC.

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

Overall weakness in the general economy and volatility in the demand for Internet security products are two of the many factors underlying our inability to predict our revenue for a given period. We base our spending levels for product development, sales and marketing, and other operating expenses largely on our expected future revenue. A large proportion of our expenses are fixed for a particular quarter or year, and therefore, we may be unable to decrease our spending in time to compensate for any unexpected quarterly or annual shortfall in revenue. As a result, any shortfall in revenue could adversely affect our operating results. For the year ended December 31, 2002, we reported a net loss of $93.9 million. We do not know if we will be able to achieve profitability in the future.

We depend on two major distributors for a significant amount of our revenue, and if they or others cancel or delay purchase orders, our revenue may decline and the price of our stock may fall.

To date, sales to two distributors have accounted for a significant portion of our revenue. In 2002, approximately 91% of our sales were to distributors and resellers, and Ingram Micro and Tech Data accounted for approximately 21% and 26% of our revenue, respectively. In 2001, approximately 88% of our sales were to distributors and resellers, and Ingram Micro and Tech Data accounted for approximately 27% and 19% of our revenue, respectively. In 2000, approximately 84% of our sales were to distributors, and Ingram Micro and Tech Data accounted for approximately 32% and 20% of our revenue, respectively. In addition, in 2002, 2001 and 2000, our top 10 customers accounted for 70% or more of total revenues. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. Although we have limited one-year agreements with Ingram Micro and Tech Data and certain other large distributors, these contracts are subject to termination at any time. We cannot assure you that any of these customers will continue to place orders with us, that orders by these customers will continue at the levels of previous periods or that we will be able to obtain large orders from new customers. If any of the foregoing should occur, our revenues will likely decline and our business will be adversely affected. In addition, as of December 31, 2002, Ingram Micro and Tech Data represented $2 million and $5.5 million, respectively, of our accounts receivable balance, constituting 14% and 37%, respectively, of total receivables. The failure of any of these customers to pay us in a timely manner could adversely affect our balance sheet, our results of operations and our creditworthiness, which could make it more difficult to conduct business.

Average selling prices of our products may decrease, which may reduce our gross margins.

The average selling prices for our products may decline as a result of competitive pricing pressures, a change in our product mix, promotional programs and customers who negotiate price reductions in exchange for longer-term purchase commitments. For example, in 2002, we experienced pricing issues relating to our PRO product line due to rebates and incentives offered to our customers as well as a shift in mix between certain product lines. Together, these factors reduced our overall average selling prices, and our product revenue for the year ended December 31, 2002 declined. In addition, competition has significantly increased over the past year, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Furthermore, we anticipate that the average selling prices and gross margins for our products will decrease over product life cycles as has been our experience in the past. We cannot assure you that we will be successful in developing and introducing on a timely basis new products with enhanced features, or that these products, if introduced, will enable us to maintain our average selling prices and gross margins at current levels. If the average selling prices of our products decline, our revenue will likely decline and our operating results will be adversely affected.

If we are unable to compete successfully in the highly competitive market for Internet security products and services, our business will fail.

The market for Internet security products is worldwide and highly competitive. Competition in our market has significantly increased over the past year, and we expect competition to further intensify in the future. There are few substantial barriers to entry, and additional competition from existing competitors and new market entrants will likely occur in the future. Current and potential competitors in our markets include, but are not limited to the following, all of which sell worldwide or have a presence in most of the major markets for such products:

•	enterprise firewall software vendors such as Check Point and Symantec;

•	network equipment manufacturers such as Cisco, Lucent Technologies, Nortel Networks and Nokia;

•	computer or network component manufacturers such as Intel;

•	security appliance and PCI card suppliers such as WatchGuard Technologies and NetScreen Technologies;

•	low-cost network hardware suppliers with products that include network security functionality such as Zyxel and D-Link; and

•	encryption processing equipment manufacturers such as nCipher and Rainbow Technologies.

Competitors to date have generally targeted the security needs of enterprises of every size with firewall, VPN and SSL products that range in price from approximately $300 to more than $15,000. We may experience increased competitive pressure on some of our products, resulting in both lower prices and gross margins. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. In addition, our competitors may bundle products competitive to ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products. If any of the foregoing were to occur, our business could be adversely affected.

Rapid changes in technology and industry standards could render our products and services unmarketable or obsolete, and we may be unable to successfully introduce new products and services.

To succeed, we must continually introduce new products and change and improve our products in response to new competitive product introductions, rapid technological developments and changes in operating systems, broadband Internet access, application and networking software, computer and communications hardware, programming tools, computer language technology and other security threats. Product development for Internet security appliances requires substantial engineering time and testing. Releasing new products and services prematurely may result in quality problems, and delays may result in loss of customer confidence and market share. In the past, we have on occasion experienced delays in the scheduled introduction of new and enhanced products and services, and we may experience delays in the future. We may be unable to develop new products and services or achieve and maintain market acceptance of them once they have come to market. Furthermore, when we do introduce new or enhanced products and services, we may be unable to manage the transition from the older products and services to minimize disruption in customer ordering patterns, avoid excessive inventories of older products and deliver enough new products and services to meet customer demand. If any of the foregoing were to occur, our business could be adversely affected.

We offer retroactive price protection to our major distributors and if we fail to balance their inventory with end user demand for our products, our allowance for price protection may be inadequate. This could adversely affect our results of operations.

We provide our major distributors with price protection rights for inventories of our products held by them. If we reduce the list price of our products, our major distributors receive refunds or credits from us that reduce the price of such products held in their inventory based upon the new list price. As of December 31, 2002, we estimated that approximately $8 million of our products in our distributors’ inventory are subject to price protection, which represented approximately 7.1% of our revenue for the year ended December 31, 2002. We have incurred approximately $600,000 of credits under our price protection policies in 2002. Future credits for price protection will depend on the percentage of our price reductions for the products in inventory and our ability to manage the level of our major distributors’ inventory. If future price protection adjustments are higher than expected, our future results of operations could be materially adversely affected.

We are dependent on international sales for a substantial amount of our revenue. We face the risk of international business and associated currency fluctuations, which might adversely affect our operating results.

International revenue represented 34% of total revenue in 2002, 32% of total revenue in 2001 and 32% of total revenue in 2000. For the year ended December 31, 2002, revenue from Japan represented 8% of our total revenue, and revenue from all other international regions collectively represented approximately 26% of our total revenue. We expect that international revenue will continue to represent a substantial portion of our total revenue in the foreseeable future. Our risks of doing business abroad include our ability to maintain distribution relationships on favorable terms, and if we are unable to do so, revenue may decrease from our international operations. Because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. We are subject to the risks of conducting business internationally, including potential foreign government regulation of our technology, general geopolitical risks associated with political and economic instability, changes in diplomatic and trade relationships, and foreign countries’ laws affecting the Internet generally.

Delays in deliveries from our component suppliers could cause our revenue to decline and adversely affect our results of operations.

Our products incorporate certain components or technologies that are available from single or limited sources of supply. Specifically, our products rely upon microprocessors from Motorola, Toshiba, IBM and Intel, security ASICs from HiFN and Broadcom and incorporate software products from third-party vendors. We do not have long-term supply arrangements with any vendor, and any disruption in the supply of these products or technologies may adversely affect our ability to obtain necessary components or technology for our products. If this were to happen, our product shipments may be delayed or lost, resulting in a decline in sales and a loss of revenue. In addition, our products utilize components that have in the past been subject to market shortages and price fluctuations. If we experience price increases in our product components, we will experience declines in our gross margin.

We depend on two partners to provide us with the anti-virus and content filtering software, and if they experience delays in product updates or provide us with products of substandard quality, our revenue may decline and our products are services may become obsolete.

We have arrangements with two partners to license their anti-virus and content filtering products. Our partners may fail to provide us with updated products or experience delays in providing us with updated products. In addition, our partners may provide us with products of substandard quality. If this happens, we may be unable to include these anti-virus and content filtering products in the products that we sell to our customers or our products might not contain the most advanced technology. Consequently, our customers may purchase products from one of our competitors, or sales to our customers may be delayed. In such a case, our revenues will be adversely affected. Anti-virus and content filtering revenue accounted for 7%, 5% and 4% of total revenue in 2002, 2001 and 2000, respectively.

We rely primarily on one contract manufacturer for all of our product manufacturing and assembly, and if we cannot obtain its services, we may not be able to ship products.

We outsource all of our hardware manufacturing and assembly to one third-party manufacturer and assembly house, FLASH Electronics Inc. FLASH Electronics manufactures our products in both the U.S. and China. We do not have a long-term manufacturing contract with this vendor, and our operations could be disrupted if we have to switch to a replacement vendor or if our hardware supply is interrupted for an extended period. In addition, we provide forecasts of our demand to FLASH Electronics up to six months prior to scheduled delivery of products to our customers. If we overestimate our requirements, FLASH Electronics may have excess inventory, which would increase our costs. If we underestimate our requirements, FLASH Electronics may have an inadequate component inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. We may also experience shortages of components from time to time, which also could delay the manufacturing of our products. If any of the foregoing occur we could lose customer orders and revenue could decline.

Recent changes to our senior management may have an adverse effect on our ability to execute our business strategy.

Our future success will depend largely on the efforts and abilities of our current senior management to execute our business plan. In July 2002, Cosmo Santullo, our former Chief Executive Officer, resigned. At that time, William Roach, Senior Vice President of Partners, Alliances and Strategic Accounts, was appointed to the role of Interim President and Chief Executive Officer. In March 2003, Matthew Medeiros joined SonicWALL as our President and Chief Executive Officer. Two other executive officers have also departed within the last six months. Changes in our senior management and any future departures of key employees may be disruptive to our business and may adversely affect our operations. For example, due to the recent changes in the position of chief executive officer, we may elect to adopt different business strategies or plans. There is no assurance that these new plans, if adopted, would be successful, and if any new strategies do not produce the desired results, our business may suffer.

We must be able to hire and retain sufficient qualified employees or our business will be adversely affected.

Our future depends in part on our ability to hire and retain key engineering, operations, finance, information systems, customer support and sales and marketing personnel. We do not have employment contracts with any of our employees, who may leave us at any time. We cannot assure that we will be able to hire and retain a sufficient number of qualified personnel to meet our business needs.

We may experience competition from products developed by companies with whom we currently have OEM relationships.

We have entered into arrangements with original equipment manufacturers (“OEMs”) to sell our products, and these OEMs sell our technologies under their brand name. Our OEM revenues represented approximately 9%, 12% and 15% of total revenues in 2002, 2001 and 2000, respectively. Some of our OEM partners are also competitors of ours, as those OEM partners have developed their own products that will compete against the products jointly produced by our OEM partners and us. This increased competition could result in decreased sales of our product to our OEM customers, decreased revenues, lower prices and/or reduced gross margins. If any of the foregoing occur, our business may suffer.

Failure to expand our market share in the large enterprise market would harm expected revenues and results of operations.

In October 2001, we acquired RedCreek Communications and have integrated the RedCreek technologies and product features into our product line. In particular, the RedCreek technologies are designed to address the needs of larger enterprise networking customers, and consequently, we anticipate that we will expand our market share in the enterprise market. However, our experience in the larger enterprise market is relatively new and we did not achieve our expected level of penetration of large enterprise networks in 2002. As a result, our revenues were less than originally expected. Therefore, if we fail to effectively integrate the RedCreek technologies into our products, or if potential customers do not purchase our larger enterprise products in the expected volumes, our revenues would be below our expectations and our results of operations would suffer.

Our revenue growth is dependent on the continued growth of broadband access services and if such services are not widely adopted or we are unable to address the issues associated with the development of such services, our sales will be adversely affected.

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

We currently rely on a combination of patent, trademark, copyright, and trade secret laws, confidentiality provisions and other contractual provisions to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized parties may misappropriate or infringe on our patents, trade secrets, copyrights, trademarks, service marks and similar proprietary rights. As of December 31, 2002, we have filed fourteen United States patent applications, and we plan to aggressively pursue additional patent protection. Our pending patent applications may not result in the issuance of any patents. Even if we obtain such patents, that will not guarantee that our patent rights will be valuable, create a competitive barrier, or will be free from infringement. Furthermore, if any patent is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

Potential intellectual property claims and litigation could subject us to significant liability for damages and invalidation of our proprietary rights.

The computer industry has seen frequent litigation over intellectual property rights. We may face infringement claims from third parties in the future, or we may have to resort to litigation to protect our intellectual property rights or trade secrets. We expect that infringement claims will be more frequent for Internet participants as the number of products, services and competitors grows and the functionality of products and services overlaps. Any litigation, regardless of its success, would probably be costly and require significant time and attention of our key management and technical personnel. An adverse result in litigation could also force us to:

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

We currently have formed OEM relationships with two primary original equipment manufacturers, 3Com and Cisco. If we fail to sell to such OEMs in the quantities expected, or if an OEM terminates our relationship, this could adversely affect our reputation, the perception of our products and technology in the marketplace or the growth of our business, and your investment in our common stock may decline in value.

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

We may have to incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our shareholders. In addition, our profitability has suffered because of acquisition-related costs, amortization costs and impairment losses for acquired goodwill and other intangible assets.

Undetected product errors or defects could result in loss of revenue, delayed market acceptance and claims against us.

We offer a one and two year warranty periods on our products, allowing the end user to receive a repaired or replacement product for any defective unit. Our products may contain undetected errors or defects. If there is a product failure, we may have to replace all affected products without being able to record revenue for the replacement units, or we may have to refund the purchase price for such units if the defect cannot be resolved. Despite extensive testing, some errors are discovered only after a product has been installed and used by customers. Any errors discovered after commercial release could result in loss of revenue and claims against us. Such product defects can negatively impact our products’ reputation and result in reduced sales.

If we are unable to meet our future capital requirements, our business will be harmed.

We expect our cash on hand, cash equivalents and commercial credit facilities to meet our working capital and capital expenditure needs for at least the next twelve months. However, at any time, we may decide to raise additional capital to take advantage of strategic opportunities available or attractive financing terms. If we issue equity securities, shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, operating results and financial condition.

Governmental regulations affecting Internet security could affect our revenue.

Any additional governmental regulation of imports or exports or failure to obtain required export approval of our encryption technologies could adversely affect our international and domestic sales. The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Additional regulation of encryption technology could delay or prevent the acceptance and use of encryption products and public networks for secure communications. This, in turn, could decrease demand for our products and services. In addition, some foreign competitors are subject to less stringent controls on exporting their encryption technologies. As a result, they may be able to compete more effectively than we can in the United States and the international Internet security market.

In particular, in light of recent terrorist activity, governments could enact additional regulation or restrictions on the use, import or export of encryption technology. Additional regulation of encryption technology could delay or prevent the acceptance and use of encryption products and public networks for secure communications. This might decrease demand for our products and services. In addition, some foreign competitors are subject to less stringent controls on exporting their encryption technologies. As a result, they may be able to compete more effectively than we can in the domestic and international network security market.

Because they own approximately 24% of our stock, our officers and directors can significantly influence all matters requiring shareholder approval.

As of December 31, 2002, our officers and directors, in the aggregate, beneficially owned approximately 24% of our outstanding common stock. These shareholders, if acting together, would be able to significantly influence all matters requiring shareholder approval, including the election of directors, mergers or other forms of business combinations.

Our stock price may be volatile.

The market price of our common stock has been highly volatile and has fluctuated significantly in the past. We believe that it may continue to fluctuate significantly in the future in response to the following factors, some of which are beyond our control:

•	general economic decline, and the effect that decline has upon customers’ purchasing decisions;

•	variations in quarterly operating results;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of technology and Internet infrastructure companies;

•	announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a major client or failure to complete significant license transactions;

•	additions or departures of key personnel;

•	sales of common stock in the future; and

•	fluctuations in stock market price and volume, which are particularly common among highly volatile securities of Internet-related companies.

The long sales and implementation cycles for our products may cause revenues and operating results to vary significantly.

An end customer’s decision to purchase our products often involves a significant commitment of its resources and a lengthy evaluation and product qualification process. Throughout the sales cycle, we often spend considerable time educating and providing information to prospective customers regarding the use and benefits of our products. Budget constraints and the need for multiple approvals within enterprises, carriers and government entities may also delay the purchase decision. Failure to obtain the required approval for a particular project or purchase decision may delay the purchase of our products. As a result, the sales cycle for our security systems is typically 60 to 90 days. Additionally, some of our products are highly complex systems designed for use in large enterprise markets. These systems and products require us to maintain a sophisticated sales force, engage in extensive negotiations, and provide high-level engineering support to complete sales. If these systems and products are not successful with enterprise customers, our revenue could be below our expectations and our operating results could be adversely affected.

Even after making the decision to purchase our products, our end customers may not deploy our products broadly within their networks. The timing of implementation can vary widely and depends on the skill set of the end customer, the size of the network deployment, the complexity of the end customer’s network environment and the degree of hardware and software configuration necessary to deploy our products. End customers with large networks usually expand their networks in large increments on a periodic basis. Large deployments and purchases of our security systems also require a significant outlay of capital from end customers.

The inability to obtain any third-party license required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could seriously harm our business, financial condition and results of operations.

From time to time, we may be required to license technology from third parties to develop new products or product enhancements. Third-party licenses may not be available to us on commercially reasonable terms or at all. The inability to obtain any third-party license required to develop new products or product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could seriously harm our business, financial condition and results of operations.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

Our discussion and analysis of financial condition and results of operations in this annual report is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to: sales returns and allowances; bad debt; inventory reserves; warranty reserves; restructuring reserves; intangible assets; and deferred taxes.

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our discussion and analysis of financial condition and results of operations in this annual report, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Examples of such estimates include, but are not limited to, those associated with valuation allowances and accrued liabilities, specifically sales returns and other allowances, allowances for doubtful accounts and warranty reserves. SFAS No. 142 requires that goodwill and other indefinite lived intangibles no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis or on an interim basis if circumstances change or if events occur that would reduce the fair value of a reporting unit below its carrying value. In 2002, we incurred a $87.6 million goodwill impairment charge. Actual results may differ from these and other estimates if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

Seasonality and concentration of revenues at the end of the quarter could cause our revenues to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

The growth rate of our domestic and international sales has been and may continue to be lower in the summer months, when businesses often defer purchasing decisions. Also, as a result of customer buying patterns and the efforts of our sales force to meet or exceed quarterly and year-end quotas, historically we have received a substantial portion of a quarter’s sales orders and earned a substantial portion of a quarter’s revenues during its last month of each quarter. If expected revenues at the end of any quarter are delayed, our revenues for that quarter could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

Our business is especially subject to the risks of earthquakes, floods and other natural catastrophic events, and to interruption by manmade problems such as computer viruses or terrorism.

Our corporate headquarters, including certain of our research and development operations and our manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, certain of our facilities, which include one of our manufacturing facilities, are located near rivers that have experienced flooding in the past. A significant natural disaster, such as an earthquake or a flood, could have a material adverse impact on our business, operating results, and financial condition. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results, and financial condition. In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results, and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to these economies and create further uncertainties. To the extent that such disruptions or uncertainties result in delays, curtailment or cancellations of customer orders, or the manufacture or shipment of our products, our revenues, gross margins and operating margins may decline and make it necessary for us to gain significant market share from our competitors in order to achieve our financial goals and achieve or maintain profitability.

Charter and bylaw provisions limit the authority of our shareholders, and therefore minority shareholders may not be able to significantly influence our governance or affairs.

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

Our charter documents limit the persons who may call special meetings of the shareholders, prohibit shareholder actions by written consent, prohibit cumulative voting for directors and establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by shareholders at shareholder meetings. As a result, minority shareholder representation on the board of directors may be difficult to establish.

We face risks associated with changes in telecommunications regulation and tariffs.

Changes in telecommunications requirements in the United States or other countries could affect the sales of our products. In particular, we believe it is possible that there may be changes in U.S. telecommunications regulations in the future that could slow the expansion of the service providers’ network infrastructures and materially adversely affect our business, operating results, and financial condition. Future changes in tariffs by regulatory agencies or application of tariff requirements to currently untariffed services could affect the sales of our products for certain classes of customers. Additionally, in the United States, our products must comply with various Federal Communications Commission requirements and regulations. In countries outside of the United States, our products must meet various requirements of local telecommunications authorities. Changes in tariffs or failure by us to obtain timely approval of products could have a material adverse effect on our business, operating results, and financial condition.

Our business may suffer due to increased international political instability.

The recent increased international political instability as demonstrated by enhanced security measures, terrorist threats, the conflict in Iraq, and increasing tension in the Middle East and Korea, may have a detrimental effect on our business. Such activities, either domestically or internationally, may affect the economy and consumer confidence and spending within the United States and by our international customers and adversely affect our business. Increased political instability may harm our ability to obtain adequate insurance at reasonable rates or require us to take extra security precautions for our operations and computer database systems. In addition, our ability to engage in transactions to purchase key components or sell our products in foreign jurisdictions may be impaired if foreign countries impose import or export restrictions on the United States as a result of the war in Iraq. If the international political instability continues or increases, our business, results of operations and the market price of our common stock could be adversely affected.

ITEM 2.    Properties

Our corporate headquarters and executive offices are located in approximately 86,000 square feet of office space in Sunnyvale, California under a lease that expires in October 2004. We also lease approximately 34,000 square feet of office space in Salt Lake City, Utah under a lease that expires in April 2005 and approximately 17,000 square feet of office space in four other California locations under leases that expire at various dates ranging from 2003 to 2005. Additional sales and support offices are leased in the United Kingdom, France, Norway, Switzerland, Australia, Brazil, Mexico, Germany, Japan, Singapore, Korea and Hong Kong. We believe that our existing facilities are suitable and adequate for our current needs. As part of our fiscal 2002 restructuring actions, we have vacated 29,000 square feel of office space of which we have subleased 10,000 square feet of space in agreements that expire at various dates from 2004 to 2005.

ITEM 3.    Legal Proceedings

On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against us, three of our officers and directors, and certain of the underwriters in our initial public offering in November 1999 and our follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectus relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in our public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss SonicWALL’s claims. We intend to defend the action vigorously.

We are party to routine litigation incident to our business. We believe that none of these legal proceedings will have a material adverse effect on our consolidated financial statements taken as a whole or our results of operations, financial position and cash flows.

ITEM 4.    Submission Of Matters To A Vote Of Security Holders

At the Annual Meeting of Shareholders held on December 13, 2002, our shareholders voted on and approved the following proposals:

Proposal 1.	Elect five directors to the Board of Directors;

Proposal 2.	Approve an amendment to the 1999 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance by 325,000 shares to an aggregate of 1,025,000 shares;

Proposal 3.	Ratify the selection of PricewaterhouseCoopers LLP as independent accountants of the Company’s financial statements for the year ending December 31, 2002.

Proposal 1.    Election of Directors:

The following directors were elected at the December 2002 Shareholders Meeting:

Director	In favor	Withheld
Sreekanth Ravi, Chairman	55,593,157	1,936,973
Charles D. Kissner	54,796,494	2,733,636
David A. Shrigley	54,301,685	3,228,445
Cary H. Thompson	54,310,101	3,220,029
Robert M. Williams	54,302,065	3,228,065

Proposal 2.    Amendment to 1999 Employee Stock Purchase Plan:

For	Against	Withheld
54,295,769	2,449,653	785,009

Proposal 3.    Ratification of Independent Public Accountants:

For	Against	Withheld
55,549,438	1,962,668	18,324

PART II

ITEM 5.    Market For Registrant’s Common Equity And Related Stockholder Matters

Our common stock commenced trading on the Nasdaq National Market on November 11, 1999 and is traded under the symbol “SNWL”. As of December 31, 2002, there were approximately 226 holders of record of the common stock. The high and low sale prices for the common stock as reported on the Nasdaq National Market were:

	High	Low
Fiscal 2001
First Quarter	$19.94	$8.63
Second Quarter	$25.21	$9.25
Third Quarter	$23.96	$10.95
Fourth Quarter	$19.70	$11.26

Fiscal 2002
First Quarter	$21.33	$12.94
Second Quarter	$12.35	$4.50
Third Quarter	$5.00	$2.75
Fourth Quarter	$4.18	$1.85

We have never paid a cash dividend on our capital stock. We currently anticipate that we will retain all available funds for use in our business and we do not anticipate paying any cash dividends.

In November 2002, we issued 50,000 shares of our common stock, which represented the payment of additional consideration for our acquisition of certain technologies and the expansion of our sales and marketing infrastructure in Europe, related to an acquisition that originally occurred in 2001. The issuance was not underwritten. The securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation S, as promulgated by the Securities Act of 1933, as amended.

ITEM 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K. The consolidated statements of operations data for each of the years in the three-year period ended December 31, 2002, and the balance sheet data at December 31, 2002 and 2001 are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1999 and 1998 and the balance sheet data at December 31, 2000, 1999 and 1998 are derived from audited financial statements, which are not included in this Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Statements of Operations Data:
Revenue:
Product	$7,480	$19,130	$60,101	$86,777	$78,184
License and service	35	1,917	9,347	25,210	25,035

Total revenue	7,515	21,047	69,448	111,987	103,219

Cost of revenue:
Product	3,307	5,884	17,310	25,244	25,303
License and service	1	77	262	1,431	4,659

Total cost of revenue	3,308	5,961	17,572	26,675	29,962

Gross margin	4,207	15,086	51,876	85,312	73,257

Operating expenses:
Research and development	2,051	3,634	11,359	20,405	17,945
Sales and marketing	2,870	5,342	15,662	32,910	43,892
General and administrative	753	1,761	5,745	9,571	11,200
In-process research and development	—	—	2,300	—	—
Amortization of goodwill and purchased intangible assets(1)	—	—	4,961	43,238	10,287
Impairment of goodwill	—	—	—	—	87,640
Restructuring charges	—	—	—	—	3,969
Stock-based compensation	42	2,895	3,315	3,009	1,400

Total operating expenses	5,716	13,632	43,342	109,133	176,333

Income (loss) from operations	(1,509)	1,454	8,534	(23,821)	(103,076)
Interest income and other expense, net	54	536	10,136	9,258	6,044

Income (loss) before income taxes	(1,455)	1,990	18,670	(14,563)	(97,032)
Benefit from (provision for) income taxes	(6)	(1,832)	(9,923)	(6,351)	3,119

Net income (loss)	$(1,461)	$158	$8,747	$(20,914)	$(93,913)

Basic net income (loss) per share	$(0.06)	$0.00	$0.16	$(0.32)	$(1.40)

Diluted net income (loss) per share	$(0.06)	$0.00	$0.14	$(0.32)	$(1.40)

Shares used in computing basic net income (loss) per share	22,502	34,668	54,879	64,467	67,124

Shares used in computing diluted net income (loss) per share	22,502	42,392	60,496	64,467	67,124

	As of December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,051	$62,589	$140,287	$60,908	$125,530
Short-term investments	—	—	79,257	166,271	107,354
Total assets	4,751	71,239	488,117	516,351	405,098
Total shareholders’ equity.	1,488	60,750	435,758	451,153	357,183
Long-term liabilities	—	—	20,426	17,625	12,272

(1)	In accordance with SFAS No. 142, goodwill and intangibles related to workforce are not being amortized effective January 1, 2002.

ITEM 7.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following commentary should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K. This section and certain portions of the business section in Item 1 of this report contain forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. These forward looking statements include, but are not limited to, the following: various statements under the heading “Strategy” in the business section of this report; expenses as a result of our restructuring; the percentage of our product revenues generated from the SME access security market; transaction security revenues; market opportunity for subscription products; VPN upgrade trends; the sale of our node upgrades; license revenues from ASIC technology; international revenues as a percentage of total revenues; research and development, sales and marketing and general and administrative expenses; our belief that our cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this document.

Overview

SonicWALL designs, develops, manufactures and sells Internet security infrastructure products designed to provide secure Internet access to broadband customers, enable secure Internet-based connectivity for distributed organizations and process secure transactions for enterprises and service providers. We believe our access security appliances provide high performance, robust, reliable, easy-to-use and affordable Internet firewall security and virtual private networking (“VPN”) functionalities. We also sell value-added security applications for our access security appliances, including content filtering and anti-virus protection on an annual subscription basis. Our transaction security products provide high performance SSL acceleration and offloading to enable service providers and enterprises to deploy e-commerce and web-based applications without degrading web server performance. We sell our products primarily to customers in the small to medium enterprise, e-commerce, service provider, branch office and telecommuter markets. As of December 31, 2002, we have sold more than 330,000 of our Internet security appliances worldwide.

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

Our SonicWALL product line provides our customers with comprehensive integrated security including firewall, VPN, anti-virus, content filtering and SSL encryption and decryption functionality, giving users affordable Internet security and secure Internet transactions. SonicWALL delivers appliance solutions that we believe are high performance, easy to install and cost-effective. With current suggested retail prices ranging from $495 to $9,995, our products are designed to enable customers to reduce purchase costs and avoid hiring costly information technology personnel for Internet security. By using an embedded single purpose operating system and a solid state hardware design without moving parts, our products maximize reliability and uptime. The SonicWALL access security products can be used in networks ranging in size from one to more than 15,000 users and are fully compatible with VPN technology from more expensive enterprise security solutions offered by, among others, Check Point Software, Nokia, Nortel Networks and Cisco.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to: sales returns and allowances, bad debt, inventory reserves, warranty reserves, restructuring reserves, intangible assets, and deferred taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

Revenue recognition.    We derive our revenue from primarily three sources: (i) product revenue, which is comprised of hardware-based appliances, (ii) licensing revenue for VPN upgrades, firewall and other software, and ASIC technology, and (iii) subscription and service revenues for products such as content filtering and anti-virus protection, extended warranty and service contracts, training, consulting and engineering services. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. We may experience material differences in the amount and timing of our revenue for any period if our management makes different judgments or utilizes different estimates.

We recognize product and service revenues in accordance with SEC Staff Accounting Bulletin No. 101 (“SAB No. 101”), Revenue Recognition in Financial Statements, as amended by SAB No. 101A and SAB No. 101B.

We apply the provisions of Statement of Position 97-2, Software Revenue Recognition (“SOP No. 97-2”), as amended by Statement of Position 98-9 (“SOP No. 98-9”), Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is incidental, we do not apply separate accounting guidance to the hardware and software elements.

We recognize revenue when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss has been transferred to the customer, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured.

Delivery generally occurs when product is delivered to a common carrier. However, certain distributor agreements provide for rights of return for stock rotation. These stock rotation rights are generally limited to 15% of the distributor’s prior quarter purchases or other measurable restrictions, and we estimate reserves for these return rights as discussed below. Our second largest distributor, Ingram Micro, has an unlimited stock rotation right, and therefore we do not deem delivery to have occurred for any sales to Ingram Micro until they sell the product to their customer, at which time their right of return expires. In January 2003, we amended our agreement with our largest distributor, Tech Data, and under the amended agreement Tech Data has the same unlimited stock rotation rights as Ingram Micro. These return rights do not apply to any purchases made by Tech Data prior to January 1, 2003. Prior to this amendment, Tech Data’s stock rotation rights were limited to 15% of their prior quarter purchases. As a result of this amendment, for sales occurring after January 1, 2003, we do not deem delivery to occur for any sales to Tech Data until they sell the product to their customers, at which time their right of return expires.

We consider either a binding purchase order or signed license agreement as evidence of an arrangement. Sales through our distributors and OEM partners are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis.

At the time of the transaction, we assess whether the fee associated with the transaction is fixed or determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed or determinable based upon the terms of the binding purchase order, including the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are generally 30 to

60 days from invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fees become due.

We assess collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

For arrangements with multiple obligations (for example, an appliance bundled with a year of free maintenance or content filtering), we allocate revenue to each component of the arrangement based on the objective evidence of fair value of the undelivered elements, which is generally the average selling price of each element when sold separately. This means that we defer revenue from the arrangement an amount equivalent to the fair value of the undelivered elements and recognize the amounts as revenue when the element is delivered.

Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

We recognize revenue for subscription services such as content filtering and anti-virus protection services, extended warranty and service contracts, ratably over the contract term. Our training, consulting and engineering services are generally billed and recognized as revenue as these services are performed.

Sales returns and other allowances, allowance for doubtful accounts and warranty reserve.    The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. We may experience material differences in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates. The amount of revenues reserved for returns and other allowances amounted to approximately $2.9 million and $4.4 million as of December 31, 2002 and 2001, respectively.

In addition, we must make estimates of the uncollectibility of our accounts receivable. We specifically analyze accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $13.3 million, net of allowance for doubtful accounts of $1.4 million as of December 31, 2002 and $15.6 million, net of allowance for doubtful accounts of $2.1 million as of December 31, 2001.

Appliance products are generally covered by a warranty for a one to two year period. We accrue a warranty reserve for estimated costs to provide warranty services, including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in decreased gross profit. Our warranty accrual amounted to approximately $1 million at each of the periods ended December 31, 2002 and 2001.

Valuation of inventory.    We continually assess the valuation of our inventory and periodically write-down the value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions. Such estimates are difficult to make under current volatile economic conditions. Reviews for excess inventory are done on a quarterly basis and required reserve levels are calculated with reference to our projected ultimate usage of that inventory. In order to determine the ultimate usage, we take into account forecasted demand, projected obsolescence and our current inventory levels. The excess balance determined by this analysis becomes the basis for our excess inventory charge. If actual demand is lower than our forecasted demand, and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory write-downs, which would have a negative effect on our gross margin. Our inventory balance was $5.8 million, net of allowance for excess and obsolete reserves of $3.2 million, at December 31, 2002 and $5.5 million, net of allowance for excess and obsolete reserves of $5.7 million, at December 31, 2001. This decrease related primarily to the scrapping of inventory that was specifically reserved as of December 31, 2001.

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

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $20.4 million as of December 31, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations. Deferred tax assets were $14.1 million, net of a valuation allowance of $20.4 million at December 31, 2002, and $20.4 million, net of a valuation allowance of $8.3 million at December 31, 2001.

Valuation of long-lived and intangible assets and goodwill.    In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, became effective and as a result, we ceased to amortize approximately $225 million of goodwill. We had recorded approximately $32.5 million of amortization on these amounts during 2001 and would have recorded approximately $33 million of amortization during 2002. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. The impairment review performed in accordance with SFAS No. 142 involved a two-step process as follows:

Step 1—A comparison of the fair value of our reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, we will move to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2—An allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit’s goodwill. We will then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

We currently operate in one reportable segment, which is also the only reporting unit for purposes of SFAS No. 142. Since we currently only have one reporting unit, all of the goodwill has been assigned to the enterprise as a whole. The estimation of fair value requires that we make judgments concerning future cash flows and appropriate discount rates. We completed our annual review during the fourth quarter of 2002. Upon our annual review, the carrying value of our goodwill exceeded the implied fair value. As a result, we have recorded non-cash goodwill impairment charges totaling $87.6 million as of December 31, 2002. Any further impairment charges recorded in the future could have a material adverse impact on our financial conditions and results of operations.

Acquisitions

On November 14, 2000, we acquired Phobos Corporation (“Phobos”) for $211.5 million in a transaction accounted for as a purchase. Phobos designed, developed and sold scaleable SSL solutions for Internet service providers, application service providers, e-commerce companies and web hosting and enterprise network operations centers. Under the terms of the merger, 0.615 shares of our common stock were exchanged for each share of outstanding Phobos common stock on November 14, 2000, the closing date of the merger. In connection with the merger, we issued 9,906,000 shares of our common stock and options and warrants to purchase 2,294,000 shares of our common stock. The total purchase price was based upon the average fair value of our common stock for five trading days surrounding the date on which the acquisition was announced. In addition, we paid $30 million in cash to the shareholders of Phobos based upon their pro-rata ownership percentage in Phobos. The merger agreement also provided for up to an additional $20 million in cash to be payable upon achievement of certain quarterly revenue targets during 2001, of which $4 million was earned and recorded as additional goodwill. Payments in the amount of $1 million and $3 million were made in 2002 and 2001, respectively. During the quarter ended June 30, 2002, we received 317,244 shares of our common stock from Phobos in connection with the settlement and termination of the escrow fund, which resulted in a reduction of goodwill of approximately $5 million.

On March 8, 2001, we acquired Ignyte Technology, Inc. (“Ignyte”) in a transaction accounted for as a purchase. Ignyte provided in-depth consulting, design and support for enterprise networking customers, as well as management of their Internet security needs. As of the acquisition date we recorded the fair value of Ignyte’s assets and liabilities. The total purchase price of $10.2 million was based upon the average fair value of our common stock for five trading days surrounding the date on which the acquisition was announced. The purchase price consisted of $685,000 in cash consideration, $600,000 in closing costs and 735,000 shares issued for common stock and options of Ignyte valued at approximately $9 million.

On October 25, 2001, we acquired substantially all of the assets and certain liabilities of RedCreek Communications, Inc. (“RedCreek”) in a transaction accounted for as a purchase. RedCreek developed and sold standards-based Internet security products for corporate data communications networks that enable the secure transmission of data between offices over the Internet. At the closing of the acquisition, we paid $12.5 million in cash, assumed certain current accounts payable and other liabilities of RedCreek, and forgave repayment of bridge loan amounts payable by RedCreek to us that were used by RedCreek to fund its operating expense from the date the purchase agreement was signed until the closing of the acquisition. We also assumed RedCreek’s 2001 stock option plan and 206,500 options valued at approximately $2.2 million issued thereunder. In the event RedCreek products achieve certain quarterly sales targets during 2001 to 2003, we are obligated to pay additional purchase consideration of up to $4.5 million in cash, which payments would be recorded, if and when payable, as adjustments to goodwill. As of December 31, 2002, no additional payments have been earned.

During the course of 2001, we completed several minor transactions for the acquisition of certain technologies and personnel for an aggregate purchase consideration of 257,000 shares of common stock valued at approximately $4.3 million and approximately $2.6 million in cash consideration. During the quarter ended December 31, 2002, we issued $500,000 in cash and 50,000 shares of our common stock related to one of our acquisitions in 2001.

Restructuring Charges

During the second quarter of 2002, we approved and initiated a restructuring plan designed to reduce costs and integrate certain company functions. Accordingly, we recognized a restructuring charge of approximately $4 million during the second quarter of 2002. The restructuring charge consisted of workforce reduction costs across all geographic regions and functions, excess facilities consolidation costs related to lease commitments for space no longer needed to support ongoing operations, and fixed asset impairments. The estimated facility costs were based on our contractual obligations, net of assumed sublease income, based on current comparable rates for leases in their respective markets. If facilities operating lease rental rates continue to decrease in these markets or if it takes longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Future cash outlays are anticipated through December 2005, unless we negotiate to exit the leases at an earlier date. Asset impairments consist primarily of leasehold improvements, computer equipment and related software, and furniture and fixtures. The restructuring plan resulted in the elimination of 77 positions, all of which were eliminated as of December 31, 2002.

Activities associated with the restructuring action consist of the following (in thousands):

	Total Charges June 30, 2002	Payments	Non-Cash Charges	Accrual December 31, 2002
Employee severance benefits	$858	$(833)	$—	$25
Facility costs	1,944	(527)	—	1,417
Asset impairments	1,167	(58)	(1,109)	—

	$3,969	$(1,418)	$(1,109)	$1,442

As a result of the restructuring, we expect to reduce compensation related expenses by approximately $1.7 million per quarter. We also expect to reduce facility related operating expenses in the amount of $209,000 per quarter, through the lease term expiring at the end of fiscal 2003. In the remaining portion of the year ended December 31, 2002, we realized the expected benefits of these efforts.

Results of Operations

The following table sets forth financial data for the years indicated as a percentage of total revenue:

	Year Ended December 31,
	2000	2001	2002
Revenue:
Product	86.5%	77.5%	75.7%
License and service	13.5	22.5	24.3

Total revenue	100.0	100.0	100.0
Cost of revenue:
Product	24.9	22.5	24.5
License and service	0.4	1.3	4.5

Total cost of revenue	25.3	23.8	29.0

Gross margin	74.7	76.2	71.0
Operating expenses:
Research and development	16.3	18.2	17.4
Sales and marketing	22.6	29.4	42.5
General and administrative	8.3	8.6	10.8
In-process research and development	3.3	—	—
Amortization of goodwill and purchased intangible assets	7.1	38.6	10.0
Impairment of goodwill	—	—	84.9
Restructuring charges	—	—	3.8
Stock-based compensation	4.8	2.7	1.4

Total operating expenses	62.4	97.5	170.8

Income (loss) from operations	12.3	(21.3)	(99.8)
Interest income and other expense, net	14.6	8.3	5.8

Income (loss) before income taxes	26.9	(13.0)	(94.0)
Benefit from (provision for) income taxes	(14.3)	(5.7)	3.0

Net income (loss)	12.6%	(18.7)%	(91.0)%

2002 compared to 2001

Product revenue.    Revenue from sales of our products decreased to $78.2 million for the year ended December 31, 2002 from $86.8 million in the year ended December 31, 2001. The decrease in product revenues was across all geographies, and related primarily to a decrease in revenues from our PRO product line. We believe the decrease in PRO product line sales in 2002 related to increased competition in the mid-tier of our market, which resulted in a lower unit market share and a decrease in the average selling price of this product line by 35% in 2002. Our Small to Medium Enterprise (“SME”) products, including our TELE, SOHO and PRO product lines, represented approximately 89% of product revenues in 2002 compared to 90% of product revenues in 2001. Our transaction security and large network access security products, including our SSL and GX product lines and VPN products acquired from RedCreek, represented approximately 9% of product revenues in 2002 compared to approximately 6% in 2001. During 2002, we generated approximately 2%, or $1.5 million, of product revenues from certain legacy products of acquired entities that have generally been brought to end of life within the first year of combined operations. These revenues have been generated from network infrastructure products that are not part of our long-term product strategy. During 2001, legacy products represented approximately 4% of product revenues.

We anticipate going forward that a majority of our product revenues will continue to be generated from the SME access security market. We will continue to reach this market through our distribution and OEM channels.

We have established an enterprise sales team to address the needs of large enterprises. In addition to selling our GX and Global Management products into central sites of these large networks, we believe that successful penetration of these accounts is a means of furthering our penetration of the SME market products, as the perimeter of these large networks are the branch office and telecommuter opportunities of the SME market. Our enterprise sales team and an OEM partner are also selling our transaction security products into large enterprises. Our transaction security product sales into large enterprises represented 4% of total product revenues in 2002. We do not expect transaction security revenues to represent more than 10% of total product revenues in 2003, because we believe the size of the transaction security market is much smaller than the SME access security market.

License and service revenue.    Revenue from licenses and services decreased to $25 million in the year ended December 31, 2002 from $25.2 million in the year ended December 31, 2001. License and service revenue is comprised primarily of licenses and services such as VPN upgrades, node upgrades, anti-virus protection, and content filtering services that are sold into the installed base of access security appliances. In addition, we generate license and service revenues from extended service contracts, licensing of our Global Management software, licensing of our VPN ASIC, licensing of our firewall software, and professional services related to training, consulting and engineering services Professional services and training revenue represents approximately 4% and 13% of service revenue during 2002 and 2001, respectively.

We expect the market opportunity for subscription products sold to our installed base to increase as our installed base grows. We are dedicating increased sales and marketing resources to sell into our installed base, and we are also focusing resources on marketing renewals for existing subscriptions. During 2002, revenues from our two primary subscription products, content filtering and anti-virus, increased to approximately $7.6 million from $5.2 million in 2001, primarily due to increased marketing efforts to our installed base. In addition, in December 2001, we introduced new subscription service offerings across our product lines to provide our customers maintenance releases of our firmware and technical support. In 2002, revenue from service contracts increased to approximately $3.9 million from $1.3 million in 2001, primarily due to this expanded offering and increased marketing efforts to our installed base.

Historically, a significant component of our license and service revenue has been VPN and node upgrades, which have been offered to our customers as a separately licensed product after their initial purchase of an appliance. We continue to offer VPN upgrades to our customers that purchase products without bundled VPN functionality. However, there has been a trend in our market to offer VPN functionality as a bundled feature in a firewall product, and in response to this trend we have offered our customers the opportunity to purchase our products with bundled VPN functionality. Products sold with bundled VPN generate a higher average selling price than the same product without the bundled VPN functionality. The result of this trend has been a decline in our VPN upgrade license revenues, offset in part by an increase in our product revenues due to higher average selling prices realized from bundled VPN products. VPN upgrades represented approximately 11% and 23% of license and service revenues during 2002 and 2001, respectively. We expect this trend to continue as more of our customers choose to purchase VPN functionality through our bundled offerings.

Revenues from the licensing of our software and ASIC technology are more difficult to predict. Unlike our upgrade and subscription products marketed to our installed base, we do not have dedicated sales and marketing resources to pursue licensing transactions for our technology, but rather we pursue these opportunities as they arise. Revenues from the licensing of our software and ASIC technology decreased to approximately $2.3 million in 2002 from $4 million in 2001. This decrease related to a reduction in revenues generated from our OEM agreement with Netgear, under which they licensed our firewall software for integration into their products. This decrease also related to the fact that we did not enter into any new license agreements for our ASIC technology in 2002. We do not believe that we will generate additional license revenues from our ASIC technology in the future due to the maturity of the underlying technology and competitive technologies available on the market. Additionally, we do not believe we will generate further license revenues from Netgear during the remaining term of the OEM agreement as the amount of revenues generated in the second half of 2002 declined to insignificant levels.

Channel and geographic revenue data.    Our SonicWALL products are sold primarily through distributors who then resell our products to resellers and selected retail outlets. These resellers and retail outlets then sell our products to end-users. Two of our distributors, Ingram Micro and Tech Data, both of which are global computer equipment and accessory distributors, combined account for approximately 47% and 46% of our revenue in 2002 and 2001, respectively. In 2002, sales to Ingram Micro and Tech Data accounted for 21% and 26% of our revenue, respectively. In 2001, sales to Ingram Micro and Tech Data accounted for 27% and 19% of our revenue, respectively. Distribution channels accounted for approximately 91% and 88% of total revenues in 2002 and 2001, respectively.

During 2001, we established an enterprise sales team to focus primarily on sales of our products to large enterprises. While this sales team has direct contact with the end customer, we fulfill orders to these customers primarily through our indirect channels.

In addition to our distribution channels, we also sell our products to OEMs who sell our technologies under their brand name. We have two primary OEM partners, which are 3Com and Cisco. Neither of these customers represented more than 5% of total revenues in 2001 and 2002. OEM revenues represented approximately 9% and 12% of total revenues in 2002 and 2001, respectively.

Approximately 66% of our total revenues were generated in domestic markets in 2002 compared to approximately 68% in 2001. Accordingly, international revenues were approximately 34% and 32% of total revenues in 2002 and 2001, respectively. International sales declined slightly to $34.8 million in 2002 compared to $35.5 million in 2001, a 2% decrease. In Europe, our headcount decreased to approximately 31 employees at the end of 2002 from approximately 37 employees at the end of 2001. In Asia Pacific, our headcount increased to approximately 19 in 2002 from 15 in 2001. We believe our international revenues will continue to represent 30% to 40% of total revenues in 2003.

Cost of product revenue; gross margin.    Cost of product revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, warranty costs and inventory provisions or write-downs are included in cost of product revenue. Cost of product revenue increased to $25.3 million in the year ended December 31, 2002 from $25.2 million in the year ended December 31, 2001 primarily as a result of increased overall shipments. We shipped approximately 115,000 total units in 2002 compared to 103,000 units in 2001, which resulted in an overall average selling price per unit of $670 in 2002 compared to $870 in 2001. Gross margin from product sales decreased to $52.9 million, or 68% of product revenue, in the year ended December 31, 2002 from $61.6 million, or 71% of product revenue, in the year ended December 31, 2001. The decrease in product gross margin is primarily attributable to lower average selling prices and unit shipments of our PRO products.

Cost of license and service revenue; gross margin.    Cost of license and service revenue includes all costs associated with the production and delivery of our license and service products, including cost of packaging materials and related costs paid to contract manufacturers, technical support costs related to our service contracts, collection service costs related to certain subscription products and personnel costs related to the delivery of training, consulting and professional services. Cost of license and service revenue increased to $4.7 million in the year ended December 31, 2002 from $1.4 million in the year ended December 31, 2001. This increase related primarily to technical support costs that increased as a result of the introduction of new service contract offerings across our product line at the end of 2001. To deliver services under these contracts, we outsourced a significant portion of our technical support function to a third party service provider. Gross margin from license and service sales decreased from $23.8 million, or 94% of license and service revenues, in 2001 to $20.4 million, or 81% of license and service revenues, in 2002. This decrease related primarily to a decrease in sales of certain high gross margin products, including VPN upgrades and ASIC and firewall software licensing revenue, and increased sales of our lower gross margin service contract offerings.

Our gross margin has been and will continue to be affected by a variety of factors, including competition; the mix and average selling prices of products; new product introductions and enhancements; fluctuations in manufacturing volumes and the cost of components and manufacturing labor. We must manage each of these factors effectively for our gross margins to remain at current levels.

Research and development.    Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products. Research and development expenses decreased by 12% to $17.9 million in the year ended December 31, 2002 from $20.4 million in the year ended December 31, 2001. These expenses represented 17.4% and 18.2%, respectively, of total revenue for such periods. This decrease was primarily attributable to a reduction of approximately $2.1 million in fees paid to outside consultants, as we scaled these costs back in association with our cost reduction efforts in our restructuring plan implemented in the second quarter of 2002. In addition, we reduced our spending on prototype materials in 2002 by approximately $600,000. We plan to increase our absolute dollar investments in research and development in 2003 to expedite the development of certain key technologies that we believe are necessary for us to remain competitive. In particular, we plan to increase our research and development headcount by approximately 40 employees in 2003 to expedite the development of new PRO products, new subscription services and a new generation of our firmware.

Sales and marketing.    Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, costs related to customer support, travel, tradeshows, promotional and advertising costs. Sales and marketing expenses increased 33.4% to $43.9 million in the year ended December 31, 2002 from $32.9 million in the year ended December 31, 2001. These expenses were 42.5% and 29.4% of total revenues for such periods, respectively. The increase in absolute dollars was primarily related to increased salaries and related benefits of approximately $5.2 million in 2002 as a result of the acquisition of RedCreek in October 2001 and the acquisition of two small resellers in September 2001. All of these transactions increased our sales and marketing headcount in the latter part of 2001, and a significant amount of this cost infrastructure remained throughout 2002. However, a portion of this increase was offset by the termination of certain sales and marketing personnel in connection with our restructuring, which was implemented in the second quarter of 2002. In addition, we increased our public relations and co-op advertising costs by approximately $2.3 million in 2002 to improve our brand recognition. We also incurred higher travel costs of approximately $1.2 million associated with our enterprise sales efforts and our efforts to increase our international sales. We expect to continue our sales and marketing expenses in an effort to expand domestic and international markets, introduce new products and establish and expand new distribution channels and OEM relationships.

General and administrative.    General and administrative expenses were $11.2 million for the year ended December 31, 2002, as compared to $9.6 million for the year ended December 31, 2001. These expenses represented 10.8% and 8.6% of total revenue for such periods, respectively. The increase in absolute dollars was primarily related to an increase of approximately $1.4 million in executive compensation, including employment termination costs, paid to our former CEO and our former Senior Vice President of Legal and Corporate Affairs, both of whom were hired in the latter part of 2001. In addition, we incurred approximately $900,000 of increased legal and other professional service fees related to, among other things, several small legal disputes and increased costs of corporate governance related to implementation of the Sarbanes-Oxley Act. These increases were offset in part by a reduction in our allowance for doubtful accounts of approximately $600,000 related to a reduction in accounts receivable of approximately $3 million and the favorable resolution of certain specific accounts during 2002. We believe that general and administrative expenses will increase in absolute dollars and remain relatively stable as a percentage of total revenue as we continue to build our infrastructure.

Amortization of goodwill and purchased intangibles.    Amortization of goodwill and purchased intangibles represents the amortization of the excess of the aggregate purchase price over the fair market value of the net tangible assets acquired by us in a business acquisition accounted for by us as a purchase. Purchased intangible assets, including existing technology, are being amortized over the estimated useful lives of three to six year periods. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and intangibles related to acquired workforce are no longer being amortized effective January 1, 2002. Amortization of goodwill and purchased intangibles was $10.3 million for the year ended December 31, 2002 compared to $43.2 million as of December 31, 2001. The primary reason for the reduction was the discontinuation of the amortization of goodwill as of January 1, 2002. Amortization for the year ended December 31, 2002 primarily consisted of $9.5 million, $321,000, and $153,000 relating to the amortization of purchased intangibles associated with the acquisitions of Phobos, RedCreek, and Ignyte, respectively. Amortization for the year ended December 31, 2001 primarily consisted of $40.7 million and $2 million associated with the acquisitions of Phobos and Ignyte, respectively. Of the amortization expense in the year ended December 31, 2001, $32.5 million related to the amortization of goodwill and purchased intangibles related to acquired workforce.

Impairment of goodwill.    In the fourth quarter of fiscal 2002, we recorded an asset impairment charge totaling $87.6 million against goodwill and included the charge in operating expenses.

In accordance with the provisions of SFAS No. 142, we performed a transition impairment analysis, which resulted in no impairment as of January 1, 2002. In addition as required by SFAS No. 142, we performed an annual impairment test in the fourth quarter of fiscal 2002 which resulted in a goodwill impairment charge totaling $87.6 million. The impairment review performed in accordance with SFAS No. 142 involved a two-step process as follows:

Step 1—A comparison of the fair value of our reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, we will move to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2—An allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit’s goodwill. We will then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

We currently operate in one reportable segment, which is also the only reporting unit for purposes of SFAS No. 142. Since we currently only have one reporting unit, all of the goodwill has been assigned to the enterprise as a whole. The tests described above were performed with the assistance of independent valuation experts. The discounted cash flow methodology was the primary method used to determine the fair values for SFAS No. 142 impairment purposes. In performing these analyses, we used the best information available under the circumstances, including reasonable and supportable assumptions and projections of future operating results. The discount rate used in the analysis was 28%, which was based on historical risk premiums required by investors for companies of our size, industry and capital structure and included risk factors specific to the sectors in which we operate. Any further impairment charges recorded in the future could have a material adverse impact on our financial conditions and results of operations.

We did not record any write-downs of goodwill or other long-lived assets in 2001.

Restructuring charges.    As previously discussed, during the second quarter of 2002, we implemented a restructuring plan designed to reduce our cost structure and integrate certain company functions. Accordingly, we recognized a restructuring charge of approximately $4 million during the second quarter of 2002. The restructuring plan consists of workforce reductions across all geographic regions and functions and excess facilities consolidations related to lease commitments for space no longer needed to support ongoing operations and fixed asset impairments. The restructuring plan resulted in the elimination of approximately 77 positions worldwide, all of which were eliminated as of December 31, 2002.

Stock-based compensation.    Stock-based compensation was $1.4 million and $3 million for the years ended December 31, 2002 and 2001, respectively. The December 31, 2002 amortization amount includes $549,000, $58,000 and $433,000 relating to deferred stock compensation associated with the employee stock options issued in connection with the Phobos, Ignyte and RedCreek acquisitions, respectively. The December 31, 2001 amortization amount includes $1.4 million, $133,000, and $275,000 relating to deferred stock compensation associated with the employee stock options issued in connection with the Phobos, Ignyte, and Redcreek acquisitions, respectively. This amortization mainly relates to recognition of stock compensation of unvested options assumed in the Phobos, Ignyte and RedCreek acquisitions, and deferred compensation recognized on stock options granted in the years ended December 31, 1999 and 2000. We are amortizing deferred stock compensation over the vesting periods of the applicable options. The decrease in expense from 2001 to 2002 was primarily caused by a number of the grants becoming fully vested.

Interest income and other expense, net.    Interest income and other expense, net was $6 million for the year ended December 31, 2002 compared to $9.3 million in the year ended December 31, 2001, and primarily consists of interest income on our cash, cash equivalents and short-term investments. The fluctuations in the short-term interest rates directly influence the interest income recognized by us. Interest rates for the year ended December 31, 2002 decreased over the corresponding period of the prior fiscal year, resulting in lower interest income.

Benefit from (provision for) income taxes.    The benefit from income taxes in the year ended December 31, 2002 was $3.1 million. The provision for income taxes in the year ended December 31, 2001 was $6.4 million. In each period, the provision for income taxes is based on an estimated effective rate for each of the respective calendar years. In both periods, the provision or benefit for income taxes is based on an estimated effective rate for each of the respective calendar years. Our effective tax rate differs from the statutory federal and state tax rates for the fiscal years ended December 31, 2002 and 2001 due principally to the effect of amortization of stock-based compensation, goodwill and intangibles, which are permanent, non-deductible book/tax differences.

2001 compared to 2000

Product revenue.    Revenue from sales of our products increased to $86.8 million for the year ended December 31, 2001 from $60.1 million in the year ended December 31, 2000. Net product revenue growth was across all geographies and products. Our SME products, including our TELE, SOHO, XPRS and PRO product lines, represented approximately 90% of product revenues in 2001 compared to almost 100% of product revenues in 2000. Our transaction security and large network access security products, including our SSL and GX product lines, represented approximately 6% of product revenues in 2001 compared to less than 1% in 2000. During 2001, we generated approximately 4%, or $3.5 million, of product revenues from certain legacy products of acquired entities that have generally been brought to end of life within the first year of combined operations. These revenues have been generated from network infrastructure products that are not part of our long-term product strategy. Specific events during 2001 that contributed to the growth of our product revenues included the following:

•	Introduction of our third generation products and the gigabit performance access security appliances (the GX series);

•	Introduction of transaction security products, which includes the SSL, SSL-R3 and SSL-R6 appliances;

•	Expansion of our worldwide sales and marketing organization to 222 employees as of December 31, 2001 from 105 employees as of December 31, 2000;

•	Expansion of our distribution channel; and

•	An OEM Agreement with Cisco for sales of our transaction security products.

License and service revenue.    Revenue from licenses and services increased to $25.2 million in the year ended December 31, 2001 from $9.3 million in the year ended December 31, 2000. License and service revenue is comprised primarily of licenses and services such as VPN, anti-virus protection, content filtering and node upgrades that are sold into the installed base of access security appliances. In addition, we generate license and service revenues from extended warranty contracts, licensing of our Global Management software, licensing of our VPN ASIC, licensing of our firewall software, and professional services related to training, consulting and engineering services. Our installed base grew from approximately 117,000 units at the end of 2000 to approximately 220,000 units at the end of 2001, and as a result we generated significant growth in our integrated license and service products. This growth resulted from initial sales with new units as well as renewals of subscriptions for products such as content filtering and anti-virus subscriptions. In addition to generating approximately 110% growth in sales of these integrated licenses and services in 2001, we were also successful in licensing our firewall software and VPN ASIC to OEM providers, such as Netgear, under royalty arrangements. These license and royalty fees grew to represent approximately 4% of total revenues in 2001. Professional services and training revenue represented approximately 13% and 10% of service revenue during 2001 and 2000, respectively. Specific events during 2001 that contributed to the growth of our license and service revenues included the following:

•	Introduction of new subscription and upgrade products: High Availability, Authentication Services and Vulnerability Scanning;

•	Increased installed base to 220,000 units at the end of 2001 from 117,000 units at the end of 2000;

•	Acquisition of Ignyte, which increased our ability to provide consulting and training services; and

•	Introduction of version 2.0 of SonicWALL Global Management System.

Channel and geographic revenue data.    Our SonicWALL products are sold primarily through distributors who then resell our products to resellers and selected retail outlets. These resellers then sell our products to end-users. Two of our distributors, Ingram Micro and Tech Data, both of which are global computer equipment and accessory distributors, combined accounted for approximately 46% and 52% of our revenue in 2001 and 2000, respectively. In 2001, sales to Ingram Micro and Tech Data accounted for 27% and 19% of our revenue, respectively. In 2000, sales to Ingram Micro, and Tech Data accounted for 32% and 20% of our revenue, respectively. The significant majority of our growth was achieved through our distribution channels, which accounted for approximately 88% and 84% of total revenues in 2001 and 2000, respectively.

During 2001, we established an enterprise sales team to focus primarily on sales of our GX and SSL products to large enterprises. While this sales team will have direct contact with the end customer, we expect to primarily fulfill orders to these customers through our existing channels.

In addition to our distribution channels, we also sell our products to OEMs who sell our technologies under their brand name. We have three primary OEM partners, which are 3Com, Netgear and Cisco. None of these customers represented more than 5% of total revenues in 2001. OEM revenues represented approximately 12% and 15% of total revenues in 2001 and 2000, respectively.

Approximately 68% of our total revenues was generated in domestic markets in both 2001 and 2000. Accordingly, international revenues were approximately 32% of total revenues in both 2001 and 2000. At the same time international sales grew to $35.5 million in 2001 compared to $22.4 million in 2000, a 58% increase. However, domestic sales grew at a faster rate. During 2001, we expanded our sales and marketing infrastructure in both of our major international regions, Europe and Asia Pacific. In Europe, our headcount increased to approximately 37 employees at the end of 2001 from approximately 5 employees at the end of 2000. In Asia Pacific, our headcount increased to approximately 15 in 2001 from 4 in 2000.

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

Research and development.    Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products. Research and development expenses increased by 80% to $20.4 million in the year ended December 31, 2001 from $11.4 million in the year ended December 31, 2000. These expenses represented 18.2% and 16.3%, respectively, of revenue for such periods. These increases were primarily attributable to increased personnel costs, fees paid to outside consultants, increased facility expenses related to additional leased facilities, prototyping expenses associated with the development of new products and ongoing support of current and future product development and enhancement efforts. The October 2001 purchase of RedCreek increased research and development costs related to additional personnel and increased product development and integration efforts.

Sales and marketing.    Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, costs related to customer support, travel, tradeshows, promotional and advertising costs. Sales and marketing expenses increased 110% to $32.9 million in the year ended December 31, 2001 from $15.7 million in the year ended December 31, 2000. These expenses were 29.4% and 22.6% of net sales for such periods, respectively. The increase in absolute dollars was primarily related to the continued worldwide expansion of our sales and marketing organization, including growth in the domestic and international sales force, the addition of eight additonal sales offices, increased commission and co-op advertising expenses related to higher sales volumes and increased travel expenses. Facility expenses, depreciation and amortization also increased over the corresponding period of the prior year due to the additional leased facilities. The acquisition of Ignyte in March 2001 expanded the pre-sales support, system engineering and technical support departments. The addition of RedCreek and the acquisition of two small European resellers in the latter part of 2001 increased our worldwide organization with enterprise sales and marketing personnel.

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

In-process research and development and amortization of goodwill and intangibles.    On November 14, 2000, SonicWALL finalized its acquisition of Phobos. As a result of the acquisition, $234 million was allocated to goodwill and purchased intangibles. This amount is being amortized on a straight-line basis over a period ranging from three to six years from the date of acquisition. For the year ended December 31, 2000, we recorded $5 million in amortization. In connection with the acquisition of Phobos, net intangibles of $2.3 million were allocated to in-process research and development.

Amortization of goodwill and intangibles represents the excess of the aggregate purchase price over the fair market value of the net tangible assets acquired by us. Intangible assets, including goodwill, existing workforce and technology, are being amortized over the estimated useful lives of three to six year periods. Goodwill acquired after June 30, 2001 is not being amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Amortization of goodwill and intangibles was $43.2 million for the year ended December 31, 2001. This amount represents $40.7 million and $2 million relating to the amortization of goodwill and intangibles associated with the acquisitions of Phobos and Ignyte, respectively.

Stock-based compensation.    Stock-based compensation was $3 million and $3.3 million for the years ended December 31, 2001 and 2000, respectively. This amount primarily related to deferred compensation of $1.9 million and $4.6 million, related to stock options granted in the years ended December 31, 2001 and 2000, respectively. The December 31, 2001 amortization amount included $133,000, $275,000 and $1.4 million relating to deferred stock compensation associated with the employee stock options issued in connection with the Ignyte, Redcreek and Phobos acquisitions, respectively. This amortization mainly related to recognition of stock compensation of unvested options assumed in the Phobos, Ignyte and Redcreek acquisitions, and deferred compensation recognized on stock options granted in the years ended December 31, 1999 and 2000. We are amortizing deferred stock compensation over the vesting periods of the applicable options.

Interest income and other expense, net.    Interest income and other expense, net was $9.3 million for the year ended December 31, 2001 compared to $10.1 million in the year ended December 31, 2000, and consists primarily of interest income on our cash, cash equivalents and short-term investments. The fluctuations in the short-term interest rates directly influence the interest income recognized by us. Interest rates for the year ended December 31, 2001 decreased over the corresponding period of the prior fiscal year, resulting in lower interest income. The effect of lower interest rates is partially offset by the full twelve months of interest in 2001 compared with seven months in 2000 on the $166.6 million of net proceeds generated by our follow-on offering in March 2000.

Provision for income taxes.    The provision for income taxes in the year ended December 31, 2001 was $6.4 million. The provision for income taxes in the year ended December 31, 2000 was $9.9 million. In both periods, the provision for income taxes is based on an estimated effective rate for each of the respective calendar years. The effective tax rates in the years ended December 31, 2001 and 2000 were 32% and 34%, respectively, before the effect of amortization of deferred compensation, goodwill and intangibles, and in-process research and development, which are permanent, non-deductible book/tax differences. This effective rate reflects statutory federal and state tax rates net of the estimated realization of deferred tax assets.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly results of operations, in dollars and as a percentage of total revenue, for the eight quarters ended December 31, 2002. You should read the following tables in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K. We have prepared this unaudited information on the same basis as our audited financial statements. These tables include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter.

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenue:
Product	$19,966	$21,098	$21,362	$24,351	$19,603	$21,771	$19,349	$17,461
License and service	4,608	5,459	6,399	8,744	8,499	5,973	5,062	5,501

Total revenue	24,574	26,557	27,761	33,095	28,102	27,744	24,411	22,962

Cost of revenue:
Product	5,739	6,036	6,081	7,388	6,885	6,520	6,198	5,700
License and service	164	368	423	476	982	1,004	1,210	1,463

Total cost of revenue	5,903	6,404	6,504	7,864	7,867	7,524	7,408	7,163

Gross margin	18,671	20,153	21,257	25,231	20,235	20,220	17,003	15,799
Operating expenses:
Research and development	5,394	5,079	5,103	4,829	5,112	4,431	4,185	4,217
Sales and marketing	6,722	7,657	7,973	10,558	11,524	11,427	10,363	10,578
General and administrative	1,985	2,307	2,472	2,807	2,807	2,509	3,183	2,701
Amortization of goodwill and purchased intangible assets (1)	10,227	10,712	10,919	11,380	2,578	2,578	2,578	2,553
Impairment of goodwill	—	—	—	—	—	—	—	87,640
Restructuring charges	—	—	—	—	—	3,969	—	—
Stock-based compensation	926	926	628	529	628	204	328	240

Total operating expenses	25,254	26,681	27,095	30,103	22,649	25,118	20,637	107,929

Loss from operations	(6,583)	(6,528)	(5,838)	(4,872)	(2,414)	(4,898)	(3,634)	(92,130)

Interest income and other expense, net	3,010	2,510	2,072	1,666	1,685	1,695	1,334	1,330

Loss before income taxes	(3,573)	(4,018)	(3,766)	(3,206)	(729)	(3,203)	(2,300)	(90,800)
Benefit from (provision for) income taxes	(1,971)	(1,337)	(1,438)	(1,605)	170	1,093	775	1,081

Net loss	$(5,544)	$(5,355)	$(5,204)	$(4,811)	$(559)	$(2,110)	$(1,525)	$(89,719)

Net loss per share:
Basic and Diluted	$(0.09)	$(0.08)	$(0.08)	$(0.07)	$(0.01)	$(0.03)	$(0.02)	$(1.33)

Shares used in computing net loss per share:
Basic and Diluted	62,616	63,867	65,232	66,121	66,751	67,110	67,289	67,386

(1)	In accordance with SFAS No. 142, goodwill and intangibles related to workforce are not being amortized effective January 1, 2002.

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenue:
Product	81.2%	79.4%	76.9%	73.6%	69.8%	78.5%	79.3%	76.0%
License and service	18.8	20.6	23.1	26.4	30.2	21.5	20.7	24.0

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenue:
Product	23.3	22.7	21.9	22.3	24.5	23.5	25.4	24.8
License and service	0.7	1.4	1.5	1.5	3.5	3.6	4.9	6.4

Total cost of revenue	24.0	24.1	23.4	23.8	28.0	27.1	30.3	31.2

Gross margin	76.0	75.9	76.6	76.2	72.0	72.9	69.7	68.8
Operating expenses:
Research and development	22.0	19.1	18.4	14.6	18.2	16.0	17.1	18.3
Sales and marketing	27.3	28.8	28.7	31.9	41.0	41.2	42.5	46.1
General and administrative	8.1	8.7	8.9	8.5	10.0	9.0	13.0	11.8
Amortization of goodwill and purchased intangible assets	41.6	40.4	39.3	34.3	9.2	9.3	10.6	11.1
Impairment of goodwill	—	—	—	—	—	—	—	381.7
Restructuring charges	—	—	—	—	—	14.3	—	—
Stock-based compensation	3.8	3.5	2.3	1.6	2.2	0.7	1.3	1.0

Total operating expenses	102.8	100.5	97.6	90.9	80.6	90.5	84.5	470.0

Income loss from operations	(26.8)	(24.6)	(21.0)	(14.7)	(8.6)	(17.6)	(14.8)	(401.2)
Interest income and other expense, net	12.2	9.5	7.5	5.0	6.0	6.1	5.4	5.8

Income loss before income taxes	(14.6)	(15.1)	(13.5)	(9.7)	(2.6)	(11.5)	(9.4)	(395.4)
Benefit from (provision for) income taxes	(8.0)	(5.0)	(5.2)	(4.8)	0.6	3.9	3.2	4.7

Net income loss	(22.6)%	(20.1)%	(18.7)%	(14.5)%	(2.0)%	(7.6)%	(6.2)%	(390.7)%

Product revenue.    Internet security revenue increased in each of the four quarters ended December 31, 2001, due to increasing market acceptance of our security appliance products and the introduction of our third generation products in 2001. However, over the four quarters ended December 31, 2002, our product revenues were flat to down due to increased competition in our markets, particularly with respect to our PRO product line.

License and service revenue.    License and service revenue increased quarter over quarter in 2001 due to increased services and an increased installed base. Over the four quarters ended December 31, 2002, we experienced a declining trend in license and service revenues related to a reduction in VPN and node upgrade revenues, a decrease in revenues from the licensing of our firewall software and our ASIC technology and a decrease in our training and professional service revenues, offset in part by an increase in our content filtering, anti-virus protection and service contract subscription revenues.

Gross margin.    Our gross margin increased in each quarter of 2001. These increases were due to the increased sale of higher gross margin security appliance products, the reduction of production costs on a per unit basis as manufacturing volumes increased, the reduction in materials costs due to increased purchase volumes, and improved absorption of manufacturing infrastructure costs. In addition, license and service revenues had higher gross margins and increased in volume quarter over quarter. In each quarter of 2002, gross margins decreased in absolute dollars and generally as a percentage of total revenues. This trend of decreasing gross margins related primarily to lower overall sales and lower average selling prices of our products, particularly our PRO product line. In addition, while we generated higher revenues from our service contract offerings, we also incurred higher technical support costs to provide these services, which resulted in lower gross margins.

Operating expenses.    Our operating expenses increased in each of the four quarters ended December 31, 2001 to $30.1 million from $25.3 million in the quarter ended March 31, 2001. These increases related primarily to the amortization of goodwill related to the acquisition of Phobos, Ignyte and RedCreek during the quarters ended December 31, 2000, March 31, 2001 and December 31, 2001, respectively. We wrote-off $2.3 million of in-process research and development related to the acquisition of Phobos. The remaining increase in this period related to the development of new products, increased marketing of new products and increased investments in our internal infrastructure to support our growth. During the four quarters ended December 31, 2002, we experienced a significant decline in goodwill amortization related to the discontinuation of amortizing goodwill as of January 1, 2002. In the second quarter of 2002, we incurred a restructuring charge of $4 million, and in the fourth quarter of 2002, we incurred a goodwill impairment charge of $87.6 million. Other operating expenses trended downward over the course of 2002 after the cost reductions achieved through the restructuring in the second quarter. In the third quarter of 2002, general and administrative expenses increased by approximately $500,000 related to the resignation of our former CEO.

Liquidity and Capital Resources

For the year ended December 2002, our cash, cash equivalents and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, increased by $5.7 million to $232.9 million compared to an increase of $7.6 million to $227.2 million for the year ended December 31, 2001. Our working capital increased for the year ended December 31, 2002 by $9.3 million to $233.8 million as compared to an increase of $1.5 million to $224.5 million for the year ended December 31, 2001.

Cash generated from operating activities was $11.2 million, $30.2 million and $30 million for the years ended December 31, 2002, 2001 and 2000, respectively. In 2002, cash provided by operating activities was the result of net loss adjusted for non-cash items and decreases in accounts receivable which was offset by decreases in accounts payables. In 2001, cash provided by operating activities was the result of a net loss of $20.9 million adjusted for depreciation and amortization of $45.1 million. In 2000, cash provided by operating activities was the result of net income of $8.7 million combined with $6.4 million in depreciation and amortization. Our days sales outstanding (“DSO”) in accounts receivable increased to 52 days at December 31, 2002 from 43 days at December 31, 2001. The increase in DSO at December 31, 2002 as compared to December 31, 2001 was primarily due to the linearity of shipments. The DSO was 49 days at December 31, 2000.

Net cash provided by investing activities was $50.2 million in 2002, primarily as a result of $57.6 million transferred from short-term investments to cash, $4.1 million used for purchases of property and equipment and $3.3 million paid, net of cash acquired, for business combinations, including approximately $1 million paid for Phobos earnouts. Net cash used in investing activities was $123.6 million in 2001, primarily as a result of $86.7 million transferred from cash to short-term investments, $4.1 million used for purchases of property and equipment and $32.8 million paid, net of cash acquired, for business combinations, including approximately $3 million used in 2001 for Phobos earnouts. Net cash used in investing activities was $121.4 million in 2000, primarily as a result of $79.3 million transferred from cash to short-term investments, $3.1 million used for purchase of property and equipment and $39 million paid, net of cash acquired, for business combinations.

Net cash provided by financing activities was $3.3 million in 2002, $14 million in 2001 and $169 million in 2000. In 2002 and 2001, cash was provided from common stock issuances as a result of stock option exercises. In 2000, $2.2 million was provided from common stock issuances as a result of stock option and warrant exercises. In March 2000, we successfully completed our follow-on offering of common stock, which generated approximately $166.6 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses.

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

We do not have any other debt, long-term obligations or long-term capital commitments. The following table summarizes our aggregate future minimum lease commitments as of the year ended December 31, 2002, (in thousands):

Year Ending December 31,
2003	$2,967
2004	2,353
2005	557
2006	165

$6,042

We outsource our manufacturing function to one third party contract manufacturer and at December 31, 2002 we had purchase obligations to this vendor totaling $7.4 million. We are contingently liable for any inventory owned by the contract manufacturer that becomes excess and obsolete.

Recent Accounting Pronouncements

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3 (“EITF No. 94-3”), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact upon our financial position, cash flows or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN No. 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN No. 45 requires us to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are implemented in our financial statements. We are currently assessing what the impact of the remaining guidance would be on our financial statements.

In November 2002, the EITF reached a consensus on Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), Accounting for Revenue Arrangements with Multiple Deliverables, on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, which for the company would result in an adoption in the quarter ending September 30, 2003. We are currently assessing what the impact of the guidance would be on our financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The annual disclosure requirements of SFAS No. 148 have been implemented in our financial statements. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We are currently assessing what the impact of the guidance would be on our financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently assessing what the impact of the guidance would be on our financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments. In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities,” we classified our short-term investments as available-for-sale. Consequently, investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. As of December 31, 2002, our cash, cash equivalents and short-term investments included money-markets securities, corporate bonds, municipal bonds and commercial paper which are subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates changes prior to maturity.

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

The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted average interest rates as of December 31, 2002:

	Maturing In
	Less than one year	More than one year	Total
	(in thousands, except percentage data)
Short-term investments	$39,931	$67,423	$107,354
Weighted average interest rate	2.50%	2.88%

Foreign currency risk

We consider our exposure to foreign currency exchange rate fluctuations to be minimal. We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars. For the year ended December 31, 2002, we earned approximately 34% of our revenue from international markets, which in the future may be denominated in various currencies. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future. In addition, we have minimal cash balances denominated in foreign currencies. We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.

ITEM 8.    Financial Statements And Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

SonicWALL, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of SonicWALL, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 and 3 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 27, 2003, except as to Note 13,

which is as of March 17, 2003.

SONICWALL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2002
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$60,908	$125,530
Short-term investments	166,271	107,354
Accounts receivable, net of allowance for doubtful accounts of $2,122 and $1,397	15,642	13,274
Inventories	5,489	5,765
Deferred income taxes	20,364	14,065
Prepaid expenses and other current assets	3,384	3,416

Total current assets	272,058	269,404
Property and equipment, net	6,616	6,175
Goodwill, net	189,312	97,953
Purchased intangibles and other assets, net	48,365	31,566

Total assets	$516,351	$405,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,400	$6,802
Accrued restructuring	—	1,442
Accrued payroll and related benefits	3,854	4,780
Other accrued liabilities	11,263	4,960
Deferred revenue	15,122	13,394
Income taxes payable	9,934	4,265

Total current liabilities	47,573	35,643
Deferred income taxes	17,625	12,272

Total liabilities	65,198	47,915

Commitments and contingencies (Note 10)

Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 66,557,275 and 67,417,143 shares issued and outstanding	466,857	464,210
Deferred stock compensation	(2,881)	(364)
Accumulated other comprehensive income	194	267
Accumulated deficit	(13,017)	(106,930)

Total shareholders’ equity	451,153	357,183

Total liabilities and shareholders’ equity	$516,351	$405,098

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2000	2001	2002
	(In thousands, except per share data)
Revenue:
Product	$60,101	$86,777	$78,184
License and service	9,347	25,210	25,035

Total revenue	69,448	111,987	103,219

Cost of revenue:
Product, excluding amortization of stock-based compensation of $19, $63 and $40	17,310	25,244	25,303
License and service	262	1,431	4,659

Total cost of revenue	17,572	26,675	29,962

Gross margin	51,876	85,312	73,257

Operating expenses:
Research and development, excluding amortization of stock-based compensation of $136, $658, and $303	11,359	20,405	17,945
Sales and marketing, excluding amortization of stock-based compensation of $2,581, $1,665, and $898	15,662	32,910	43,892
General and administrative, excluding amortization of stock-based compensation of $579, $623, and $159	5,745	9,571	11,200
In-process research and development	2,300	—	—
Amortization of goodwill and purchased intangible assets	4,961	43,238	10,287
Impairment of goodwill	—	—	87,640
Restructuring charges	—	—	3,969
Stock-based compensation	3,315	3,009	1,400

Total operating expenses	43,342	109,133	176,333

Income (loss) from operations	8,534	(23,821)	(103,076)
Interest income and other expense, net	10,136	9,258	6,044

Income (loss) before income taxes	18,670	(14,563)	(97,032)
Benefit from (provision for) income taxes	(9,923)	(6,351)	3,119

Net income (loss)	$8,747	$(20,914)	$(93,913)

Net income (loss) per share:
Basic	$0.16	$(0.32)	$(1.40)

Diluted	$0.14	$(0.32)	$(1.40)

Shares used in computing net income (loss) per share:
Basic	54,879	64,467	67,124

Diluted	60,496	64,467	67,124

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Deferred Stock Compensation	Notes Receivable From Shareholder	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount ($)	($)	($)	($)	($)	($)
	(In thousands, except share data)
Balance at December 31, 1999	47,350,770	$65,109	$(3,209)	$(300)	$—	$(850)	$60,750
Issuance of common stock upon exercise of stock options	1,803,800	1,657	—	—	—	—	1,657
Common stock issued in the acquisition of Phobos Corporation	9,905,537	155,520	—	—	—	—	155,520
Assumption of stock options and warrants in the acquisition of Phobos Corporation	—	22,230	(3,900)	—	—	—	18,330
Issuance of common stock in connection with the Employee Stock Purchase Plan (ESPP)	86,736	533	—	—	—	—	533
Payments of notes receivable from shareholder	—	—	—	300	—	—	300
Issuance of common stock in connection with the Company’s follow-on offering, net of issuance costs	3,500,000	166,553	—	—	—	—	166,553
Deferred stock compensation	—	728	(728)	—	—	—	—
Amortization of deferred stock compensation	—	—	3,315	—	—	—	3,315
Income tax benefit from stock option exercises	—	20,053	—	—	—	—	20,053
Net income and comprehensive income	—	—	—	—	—	8,747	8,747

Balance at December 31, 2000	62,646,843	432,383	(4,522)	—	—	7,897	435,758
Issuance of common stock upon exercise of stock options and warrants	2,881,576	12,777	—	—	—	—	12,777
Assumption of stock options in the acquisition of RedCreek Communications, Inc.	—	2,205	(1,621)	—	—	—	584
Issuance of common stock in connection with acquisitions	883,359	13,296	(249)	—	—	—	13,047
Issuance of common stock in connection with the Employee Stock Purchase Plan (ESPP)	145,497	1,211	—	—	—	—	1,211
Stock-based compensation, net of cancellations	—	(1,007)	3,511	—	—	—	2,504
Income tax benefit from stock option exercises	—	5,992	—	—	—	—	5,992
Comprehensive loss:	—
Unrealized gain on investment securities, net	—	—	—	—	194	—	194
Net loss	—	—	—	—	—	(20,914)	(20,914)
Total comprehensive loss	—	—	—	—	—	—	(20,720)

Balance at December 31, 2001	66,557,275	466,857	(2,881)	—	194	(13,017)	451,153
Issuance of common stock upon exercise of stock options.	933,618	1,839	—	—	—	—	1,839
Issuance of common stock in connection with acquisition	50,000	243	—	—	—	—	243
Return of shares in connection with acquisition	(317,244)	(4,982)	—	—	—	—	(4,982)
Issuance of common stock in connection with the Employee Stock Purchase Plan (ESPP)	193,494	1,458	—	—	—	—	1,458
Stock-based compensation, net of cancellations	—	(1,205)	2,517	—	—	—	1,312
Comprehensive loss:
Unrealized gain on investment securities, net	—	—	—	—	73	—	73
Net loss	—	—	—	—	—	(93,913)	(93,913)
Total comprehensive loss	—	—	—	—	—	—	(93,840)

Balance at December 31, 2002	67,417,143	$464,210	$(364)	$—	$267	$(106,930)	$357,183

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2000	2001	2002
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$8,747	$(20,914)	$(93,913)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,373	45,145	13,479
Impairment of goodwill	—	—	87,640
Income tax benefit for exercise of employee stock options	20,053	5,992	—
In-process research and development	2,300	—	—
Provision for (recovery of) allowance for doubtful accounts	1,111	385	(644)
Deferred income taxes	1,581	7,631	(4,175)
Non-cash restructuring	—	—	1,109
Amortization of stock-based compensation	3,315	2,504	1,400
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(8,909)	(4,686)	4,246
Inventories	(1,401)	(1,455)	(514)
Prepaid expenses and other current assets	(655)	(956)	1,358
Other assets	(58)	(148)	(41)
Accounts payable	426	(3,296)	(665)
Accrued payroll and related benefits	(1,881)	(719)	926
Accrued restructuring	—	—	1,442
Other accrued liabilities	7,050	1,187	(391)
Deferred revenue	4,729	4,241	(1,225)
Income taxes payable	(12,756)	(4,722)	1,118

Net cash provided by operating activities	30,025	30,189	11,150

Cash flows from investing activities:
Purchase of property and equipment	(3,108)	(4,098)	(4,138)
Acquisitions, net of cash acquired	(39,005)	(32,765)	(3,262)
Maturity of short-term investments	88,343	243,058	468,138
Purchase of short-term investments	(167,600)	(329,751)	(410,563)

Net cash provided by (used in) investing activities	(121,370)	(123,556)	50,175

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants and issuance of common stock in connection with ESPP	2,190	13,988	3,297
Proceeds from issuance of common stock, net of issuance costs	166,553	—	—
Payments of notes receivable from shareholder	300	—	—

Net cash provided by financing activities	169,043	13,988	3,297

Net increase (decrease) in cash and cash equivalents	77,698	(79,379)	64,622
Cash and cash equivalents at beginning of year	62,589	140,287	60,908

Cash and cash equivalents at end of year	$140,287	$60,908	$125,530

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,320	$499	$—
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation, net of cancellations	$728	$(1,312)	$(1,205)
Issuance of common stock and assumption of stock options and warrants in connection with acquired businesses	$177,750	$15,501	$243
Return of common stock in connection with acquired businesses	$—	$—	$(4,982)
Goodwill adjustment recorded for acquired businesses	$—	$5,650	$8,783
Unrealized gain on short-term investments, net of tax	$—	$194	$73

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

Foreign Currencies

The functional currency for all of the Company’s foreign subsidiaries is the U.S. dollar. The Company remeasures assets and liabilities at the period end or historical exchange rate, as appropriate. Revenues and expenses are remeasured at the average rate during the period. Currency translation gains and losses, which have not been material to date, are included in results of operations.

Cash and cash equivalents and short-term investments

The Company considers all highly liquid investments purchased with an original maturity or remaining maturity at the date of purchase of three months or less to be cash equivalents, and investments maturing in three to twelve months to be short-term investments. Investments maturing in more than twelve months are classified as short-term investments if the amounts represent the investment of cash that will be available to fund current operations. Cash equivalents and short-term investments consist of money market funds, corporate bonds, U.S. government securities and commercial paper. The Company classifies its short-term investments into categories in accordance with the provisions of Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities.” Currently, the Company classifies its short-term investments as available-for-sale, which are reported at fair market value with the related unrealized gains and losses, net of taxes, included in shareholders’ equity. Realized gains and losses, declines in value of securities judged to be other than temporary, and interest and dividends on all securities are included in interest and other income, net. The fair value of the Company’s investments is based on quoted market prices. Realized gains and losses are computed using the specific identification method.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value

The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values due to their relatively short maturities. The Company does not hold or issue financial instruments for trading purposes.

Concentration of credit risk, foreign operations and significant customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company places its temporary cash and short-term investments in corporate bonds, municipal bonds, commercial paper and money market accounts with high credit quality financial institutions. Cash balances held with banks may exceed the amount of insurance provided on such balances. The Company’s accounts receivable are derived from revenue earned from customers located in the U.S. and certain foreign countries and regions, including Europe, Canada, Japan and Australia. Sales to foreign customers for the years ended December 31, 2000, 2001 and 2002, all of which were denominated in U.S. dollars, accounted for 32%, 32%, and 34% of total revenue, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

During the year ended December 31, 2000, two customers accounted for 52% of the Company’s revenue and these two customers accounted for 63% of gross accounts receivables. During the year ended December 31, 2001, two customers accounted for 46% of the Company’s revenue and at December 31, 2001, these two customers accounted for 42% of gross accounts receivables. During the year ended December 31, 2002, two customers accounted for 47% of the Company’s revenue and at December 31, 2002 these two customers accounted for 51% of gross accounts receivable.

The Company currently outsources its manufacturing to one third party contract manufacturer and some of the key components in the Company’s products come from single or limited sources of supply.

Inventories

Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis.

Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the lesser of the related lease term or the estimated useful life of the improvement, which ranges from two to four years. Depreciation expense for the years ended December 31, 2000, 2001 and 2002 was $574,000, $1.9 million, and $3.2 million, respectively.

Purchased intangibles and other assets, net

Purchased intangibles represents assets arising from contractual or other legal rights acquired in business combinations accounted for as a purchase. Purchased intangibles also represents intangible assets acquired in a business combination accounted for as a purchase that are separable from the acquired entity. Purchased intangible assets, including existing technology, are being amortized over the estimated useful lives of three to six years.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill, net

Goodwill represents the excess of the aggregate purchase price over the fair market value of the net tangible and intangible assets acquired in business combinations accounted for as a purchase. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and intangibles related to acquired workforce are no longer being amortized effective January 1, 2002.

Impairment of goodwill

As discussed in Note 3, in January 2002, the Company adopted Statement of Accounting Financial Standard No. 142 (“SFAS No. 142”), which requires companies to stop amortizing goodwill. Instead, SFAS No. 142 requires that goodwill be reviewed for impairment upon adoption of SFAS No. 142 (January 1, 2002) and annually thereafter. The Company will perform its annual impairment review during the fourth quarter of each year, commencing with the fourth quarter of 2002. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company currently operates in one reportable segment, which is also the only reporting unit for purposes of SFAS No. 142. Since the Company currently only has one reporting unit, all of the goodwill has been assigned to the enterprise as a whole.

SFAS No. 142 also requires that the Company test goodwill for impairment on an interim basis when circumstances indicate a possible impairment.

Impairment of other long-lived assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we record an impairment charge based on the excess of the carrying amount over the fair value of the assets.

Interest income and other expense, net

Interest income and other expense, net consists primarily of interest income in the amount of $10.2 million, $9.3 million and $5.9 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation costs is determined based on the difference, if any, on the grant date between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized over the vesting period.

Pro forma stock compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the Company’s stock option plan and the fair value of purchase rights issued under the ESPP in the accompanying statements of operations. Had compensation cost for the Company’s stock option plan and ESPP been determined based on the fair market value at the grant dates for stock options and purchase

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rights granted consistent with the provisions of SFAS No. 123, the Company’s net income (loss) would have been changed to the pro forma amounts indicated below:

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Net income (loss):
As reported	$8,747	$(20,914)	$(93,913)
Expensed stock compensation under the intrinsic value, net of related tax effect	1,989	1,805	1,400
Stock-based compensation expense that would have been included in the determination of net income (loss) had the fair value method been applied, net of related tax effect	(6,843)	(14,530)	(20,153)

Pro forma net income (loss)	$3,893	$(33,639)	$(112,666)

Net income (loss) per share—basic:
As reported	$0.16	$(0.32)	$(1.40)

Pro forma	$0.07	$(0.52)	$(1.68)

Net income (loss) per share—diluted:
As reported	$0.14	$(0.32)	$(1.40)

Pro forma	$0.06	$(0.52)	$(1.68)

The pro forma amounts reflect compensation expense related to stock option grants and look back features associated with the ESPP purchase rights from 1997 through 2002. In future years, the annual compensation expense will increase relative to the fair value of the stock options granted and the ESPP purchase rights in those future years. The weighted average fair value of the options granted in 2000, 2001 and 2002 was $12.82, $11.12 and $5.41, respectively. The weighted average fair value of purchase rights issued under the 1999 ESPP in 2000, 2001 and 2002 was $16.22, $8.97 and $2.86 per share, respectively.

The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2000	2001	2002
Expected volatility	110%	110%	100%
Risk-free interest rate	5.28% to 6.56%	3.47% to 5.01%	2.61% to 4.20%
Expected life	3-4 years	4 years	4 years
Dividend yield	0%	0%	0%

The fair value of purchase rights issued under the Employee Stock Purchase Plan were estimated using the following assumptions:

	2000	2001	2002
Expected volatility	110%	110%	90%
Risk-free interest rate	5.89% to 6.31%	3.47% to 5.01%	1.69% to 4.72%
Expected life	1 year	1 year	1 year
Dividend yield	0%	0%	0%

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue recognition

The Company derives revenue from primarily three sources (i) product revenue, which is comprised of hardware-based appliances, (ii) licensing revenue from VPN upgrades, firewall and other software, and ASIC technology, and (iii) subscription and service revenues for products such as content filtering and anti-virus protection, extended warranty and service contracts, training, consulting and engineering services.

The Company recognizes product and service revenues in accordance with SEC Staff Accounting Bulletin No. 101 (“SAB No. 101”), Revenue Recognition in Financial Statements, as amended by SAB No. 101A and SAB No. 101B.

The Company applies the provisions of Statement of Position 97-2 (“SOP No. 97-2”), Software Revenue Recognition, as amended by Statement of Position 98-9 (“SOP No. 98-9”), Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is incidental, the Company does not apply separate accounting guidance to the hardware and software elements.

The Company recognizes revenue when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss has been transferred to the customer, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured.

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

At the time of the transaction, the Company assesses whether the fee associated with the transaction is fixed or determinable and whether or not collection is reasonably assured. The Company assesses whether the fee is fixed or determinable based upon of the terms of the binding purchase order, including the payment terms associated with the transaction. If a significant portion of a fee is due after the Company’s normal payment terms, which are generally 30 to 60 days from invoice date, the Company accounts for the fee as not being fixed or determinable. In these cases, the Company recognizes revenue as the fees become due.

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

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of each element when sold separately. This means that the Company defers revenue from the arrangement an amount equivalent to the fair value of the undelivered elements.

The Company’s arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, recognition of revenue occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

The Company recognizes revenue for subscription services such as content filtering and anti-virus protection services, and extended warranty and service contracts, ratably over the contract term. The Company’s training, consulting and engineering services are generally billed and recognized as revenue as these services are performed.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense totaled $3.4 million, $4 million and $4.1 million for the years ended December 31, 2000, 2001 and 2002, respectively.

The Company has co-operative advertising agreements with certain of its distributors. These agreements allow the distributors to be reimbursed by the Company for approved promotional activities. The amounts available for reimbursement are related to a percentage of the distributors’ eligible purchases from the Company. The Company accrues for co-operative advertising as the related revenue is recognized. In the years ended December 31, 2000, 2001, and 2002, the Company recorded provisions for co-op advertising costs of $1.9 million, $3.3 million, and $3.9 million, respectively. As of December 31, 2001 and December 31, 2002, the accompanying balance sheets include an accrual for co-op advertising costs of $1.6 million, and $2.3 million, respectively.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Computation of net income (loss) per share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Weighted average shares exclude shares subject to repurchase (“restricted shares”). Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential dilutive securities outstanding during the period. Potential dilutive securities are composed of unvested restricted shares, stock purchase warrants and incremental common shares issuable upon the exercise of stock options.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2000	2001	2002
Numerator:
Net income (loss)	$8,747	$(20,914)	$(93,913)

Denominator:
Weighted average common shares outstanding	55,324	64,728	67,148
Weighted average unvested common shares subject to repurchase	(445)	(261)	(24)

Denominator for basic calculation	54,879	64,467	67,124
Common stock equivalents	5,617	—	—

Denominator for diluted calculation	60,496	64,467	67,124

Basic net income (loss) per share	$0.16	$(0.32)	$(1.40)

Diluted net income (loss) per share	$0.14	$(0.32)	$(1.40)

At December 31, 2002, potential dilutive securities of 10,332,655, consisting of options and warrants, have not been considered in the computation of net income (loss) per share as their effect would have been anti-dilutive.

At December 31, 2001, potential dilutive securities of 13,880,339, consisting of options, warrants and restricted stock, have not been considered in the computation of net income (loss) per share as their effect would have been anti-dilutive.

At December 31, 2000, outstanding options to purchase 2,148,200 shares of common stock at exercises prices ranging from $17.26 to $52.06 per share have not been considered in the computation of diluted net income per share as their effect would have been anti-dilutive.

At December 31, 2000 and 2001, 350,000 and 81,250 common shares, respectively, are subject to repurchase at the option of the Company for $0.50 per share. These shares vested ratably over a 48-month period. There were no shares subject to repurchase at December 31, 2002.

Recent accounting pronouncements

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3 (“EITF No. 94-3”), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact upon its financial position, cash flows or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN No. 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN No. 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are implemented in these financial statements. The Company is currently assessing what the impact of the remaining guidance would be on its financial statements.

In November 2002, the EITF reached a consensus on Emerging Issues Task Force Issue No. 00-21 (“EITF No. 00-21”), Accounting for Revenue Arrangements with Multiple Deliverables, on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, which for the Company would result in an adoption in the quarter ending September 30, 2003. The Company is currently assessing what the impact of the guidance would be on its financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The annual disclosure requirements of SFAS No. 148 have been implemented in these financial statements. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company is currently assessing what the impact of the guidance would be on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently assessing what the impact of the guidance would be on its financial statements.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Balance Sheet Components:

	December 31,
	2001	2002
	(in thousands)
Inventories:
Raw materials	$2,677	$1,869
Finished goods	2,812	3,896

	$5,489	$5,765

Property and equipment, net:
Equipment	$6,371	$7,050
Office equipment and furniture	2,242	2,667
Leasehold improvements	1,226	1,357
Software	2,242	4,681
Transportation	118	118

	12,199	15,873
Less: accumulated depreciation	(5,583)	(9,698)

	$6,616	$6,175

Goodwill, net:
Goodwill	$224,987	$134,947
Less: accumulated amortization	(35,675)	(36,994)

	$189,312	$97,953

Purchased intangibles and other assets, net:
Purchased intangible assets	$60,400	$52,529
Other assets	351	392

	60,751	52,921
Less: accumulated amortization	(12,386)	(21,355)

	$48,365	$31,566

Other accrued liabilities:
Accrued acquisition costs	$1,523	$233
Other accrued liabilities	9,740	4,727

	$11,263	$4,960

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Goodwill and Purchased Intangibles:

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and certain intangible assets with an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter. In addition, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

Intangible assets consist of the following (in thousands):

		December 31, 2001			December 31, 2002
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	52–72 months	$26,970	$(4,938)	$22,032	$26,970	$(9,481)	$17,489
Non-compete agreements	36 months	7,019	(2,622)	4,397	7,019	(4,962)	2,057
Customer base	36–72 months	18,140	(3,328)	14,812	18,140	(6,585)	11,555
Acquired workforce	36–54 months	7,871	(1,319)	6,552	—	—	—
Other	2–52 months	400	(179)	221	400	(327)	73

Total intangibles		$60,400	$(12,386)	$48,014	$52,529	$(21,355)	$31,174

All of the Company’s intangible assets are subject to amortization except for acquired workforce totaling $6.6 million, which was reclassified to goodwill as of January 1, 2002 upon the adoption of SFAS No. 142.

Estimated future amortization expense is as follows (in thousands):

Fiscal Year
2003	$9,876
2004	7,632
2005	7,356
2006	6,310

Total	$31,174

In accordance with the provisions of SFAS No. 142, the Company performed a transition impairment analysis, which resulted in no impairment as of January 1, 2002. In addition, as required by SFAS No. 142, the Company performed an annual impairment test in the fourth quarter of fiscal 2002 which resulted in a goodwill impairment charge totaling $87.6 million. The impairment review performed in accordance with SFAS No. 142 involved a two-step process as follows:

Step 1—A comparison of the fair value of the Company’s reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, the Company will move to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2—An allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit’s goodwill. The Company will then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company currently operates in one reportable segment, which is also the only reporting unit for purposes of SFAS No. 142. Since the Company currently only has one reporting unit, all of the goodwill has been assigned to the enterprise as a whole. The tests described above were performed with the assistance of independent valuation experts. The discounted cash flow methodology was the primary method used to determine the fair values for SFAS No. 142 impairment purposes. In performing these analyses, the Company used the best information available under the circumstances, including reasonable and supportable assumptions and projections of future operating results. The discount rate used in the analysis was 28%, which was based on historical risk premiums required by investors for companies of SonicWALL’s size, industry and capital structure and included risk factors specific to the sectors in which the Company operates.

The Company did not record any impairment of goodwill or other long-lived assets in fiscal 2000 or 2001.

The carrying amount of goodwill was $189.3 million and $98 million at December 31, 2001 and December 31, 2002, respectively. In addition to the impairment of goodwill noted above, the decrease of approximately $3.7 million resulted primarily from three adjustments. First, goodwill was increased by the reclassification of acquired workforce to goodwill of $6.6 million, offset by the corresponding reduction in the deferred tax liability of $1.7 million. Second, goodwill was decreased by $5 million for the 317,244 shares of the Company’s common stock received back from Phobos in connection with the escrow settlement. Third, the finalization of purchase price for the other acquisitions completed during the course of 2001 reduced goodwill by $3.6 million.

Actual results of operations for the years ended December 31, 2000 and 2001 had the Company applied the non-amortization provisions of SFAS No. 142 in the prior period are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2000	2001	2002
Net income (loss), as reported	$8,747	$(20,914)	$(93,913)
Adjustment for amortization of goodwill and acquired workforce, net of tax	3,757	32,505	—

Adjusted net income (loss)	$12,504	$11,591	$(93,913)

Net income (loss) per share:
Basic net loss per share, as reported	$0.16	$(0.32)	$(1.40)
Diluted net loss per share, as reported	$0.14	$(0.32)	$(1.40)
Adjustment to net loss per share for amortization of goodwill and acquired workforce, net of tax:
Basic	$0.07	$0.50	$—
Diluted	$0.06	$0.47	$—
Adjusted net income (loss) per share:
Basic	$0.23	$0.18	$(1.40)
Diluted	$0.21	$0.17	$(1.40)
Shares used in computing adjusted net income (loss) per share:
Basic	54,879	64,467	67,124
Diluted	60,496	68,939	67,124

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Acquisitions:

On October 25, 2001, the Company acquired substantially all of the assets and certain liabilities of RedCreek Communications, Inc. (“RedCreek”) in a transaction accounted for as a purchase. RedCreek developed and sold standards-based security products for corporate data communications networks that enable the secure transmission of data between offices. At the closing of the acquisition, the Company paid $12.5 million in cash, assumed certain current accounts payable and other liabilities of RedCreek, and forgave repayment of bridge loan amounts payable by RedCreek to the Company that were used by RedCreek to fund its operating expenses from the date the purchase agreement was signed until the closing of the acquisition. The Company also assumed RedCreek’s 2001 stock option plan and 206,500 options valued at $2.2 million issued thereunder. In the event RedCreek products achieve certain quarterly sales targets during 2001 to 2003, the Company is obligated to pay additional purchase consideration of up to $4.5 million in cash, which will be recorded when payable as adjustments to goodwill. As of December 31, 2002, no additional payments have been made.

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

The purchase consideration is as follows (in thousands):

Cash	$12,500
Assumption of RedCreek options	2,205
Transaction costs	545

Total consideration	$15,250

The purchase price allocation is as follows (in thousands):

Tangible assets acquired	$1,397
Intangible assets acquired:
Existing technology	750
Trademarks	100
Customer base	150
Outstanding purchase orders	150
Goodwill	17,397
Deferred compensation of unvested options	1,621
Liabilities assumed	(6.315)

Total consideration	$15,250

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

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma revenue, net loss and net loss per share data for the years ended December 31, 2000 and 2001 are based on the respective historical financial statements of the Company and RedCreek. The pro forma data reflects the consolidated results of operations as if the acquisition of RedCreek occurred at the beginning of each of the years indicated and includes the amortization of the resulting goodwill and other intangible assets. The pro forma financial data presented are not necessarily indicative of the Company’s results of operations that might have occurred had the transaction been completed at the beginning of the years specified, and do not purport to represent what the Company’s consolidated results of operations might be for any future period.

	Years Ended December 31,
	2000	2001
	(in thousands) (Unaudited)
Revenue	$77,916	$116,847
Net loss	$(2,270)	$(33,867)
Net loss per share—basic and diluted	$(0.04)	$(0.53)
Shares used in per share calculation—basic and diluted	54,879	64,467

On March 8, 2001, the Company acquired Ignyte Technology, Inc. (“Ignyte”) in a transaction accounted for as a purchase. Ignyte provides in-depth consulting, design and support for enterprise networking customers, as well as management of their Internet security needs. As of the acquisition date the Company recorded the fair value of Ignyte’s assets and liabilities. The resulting purchased intangibles are being amortized over the expected useful lives of three to six years. The resulting goodwill was being amortized over six years until the implementation of SFAS 142 in January 2002, at which point the amortization was discontinued. Amounts allocated to goodwill are now subject to an annual impairment test. The total purchase price of $10.2 million was based upon the average fair value of the Company’s common stock for five trading days surrounding the date the acquisition was announced. The purchase price consisted of $685,000 in cash consideration, $600,000 in closing costs and 735,000 shares issued for common stock and options of Ignyte valued at approximately $9 million.

The consolidated financial statements include the results of operations of Ignyte commencing on March 8, 2001.

During the course of 2001, the Company completed several minor transactions for the acquisition of certain technologies and personnel for an aggregate purchase consideration of 257,000 shares of common stock valued at approximately $4.3 million and approximately $2.6 million in cash consideration. During the quarter ended December 31, 2002, the Company issued $500,000 in cash and 50,000 shares of the Company’s common stock related to an acquisition that occurred in 2001. This consideration was earned upon achievement of certain annual sales targets.

On November 14, 2000, the Company acquired Phobos Corporation (“Phobos”) in a transaction accounted for as a purchase. Phobos designed, developed and sold scaleable Internet traffic management (“ITM”) solutions for Internet service providers, application service providers, e-commerce companies and web hosting and enterprise network operations centers. Under the terms of the merger, 0.615 shares of the Company’s common stock were exchanged for each share of outstanding Phobos common stock at November 14, 2000, the closing date of the merger. In connection with the merger, the Company issued 9,906,000 shares of its common stock and options and warrants to purchase 2,294,000 shares of its common stock. The total purchase price was based upon the average fair value of our common stock for five trading days surrounding the date the acquisition was announced. In addition, the Company paid $30 million in cash to the shareholders of Phobos based upon their pro-rata ownership percentage in Phobos. The merger agreement also provided for up to an additional $20 million in cash to be payable upon achievement of certain future quarterly revenue targets during 2001, of

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which $4 million was earned and recorded as additional goodwill. During the quarter ended June 30, 2002, the Company received 317,244 shares of its common stock from Phobos in connection with the settlement and termination of the escrow funds, which resulted in a reduction of goodwill of approximately $5 million.

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

The purchase price consideration is as follows (in thousands):

Common stock	$150,539
Assumption of Phobos options and warrants	22,230
Cash	30,000
Transaction costs	8,700

Total consideration	$211,469

The purchase price allocation is as follows (in thousands):

Tangible assets acquired	$4,310
Deferred tax assets	5,611
Intangible assets acquired:
Existing technology	26,220
Non-compete agreements	6,960
Workforce	2,390
Customer base	16,740
Goodwill	179,111
Deferred compensation of unvested options	3,900
In-process research and development	2,300
Liabilities assumed	(14,969)
Restructuring costs	(300)
Deferred tax liabilities	(20,804)

Total consideration	$211,469

Amounts allocated to the non-compete agreements and workforce were being amortized over their estimated useful lives of three and four years, respectively. In accordance with SFAS No. 142, as described in Note 3, the amortization of goodwill and acquired workforce ceased on January 1, 2002 and the remaining balance of acquired workforce was reclassified to goodwill. Amounts allocated to goodwill are subject to the annual impairment test.

The Company recorded a $2.3 million charge for in-process research and development related to the merger with Phobos during the fourth quarter of 2000. The amount allocated to in-process research and development represents the purchased in-process technology for projects that, as of the date of the merger, had not yet reached technological feasibility and had no alternative future use. The value of these projects was determined by estimating the resulting net cash flows from the sale of the products resulting from the completion of the projects,

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reduced by the portion of the revenue attributable to developed technology and the percentage completion of the projects. The resulting cash flows were then discounted back to their present value at discount rates ranging from 28% to 33%. As of the date of the acquisition, Phobos had four projects in process that ranged from 80% to 95% complete.

The nature of the efforts to develop the purchased in-process research and development into commercially viable products principally relates to the completion of all planning, designing, prototyping and testing activities that are necessary to establish that the product can be produced to meet its design specification including function, features and technical performance requirements.

The following unaudited pro forma net revenues, net loss and net loss per share data for the year ended December 31, 2000 are based on the respective historical financial statements of the Company and Phobos. The pro forma data reflects the consolidated results of operations as if the acquisition of Phobos occurred at the beginning of the year indicated and includes the amortization of the resulting goodwill and other intangible assets. The pro forma data excludes the charge for in-process research and development. The pro forma financial data presented are not necessarily indicative of the Company’s results of operations that might have occurred had the transaction been completed at the beginning of the year specified, and do not purport to represent what the Company’s consolidated results of operations might be for any future period.

Year Ended December 31, 2000
(in thousands) (Unaudited)
Revenues	$71,547
Net loss	$(29,598)
Net loss per share—basic and diluted	$(0.47)
Shares used in per share calculation—basic and diluted	63,536

Note 5—Financial Instruments:

Investments, including cash equivalents and short-term investments, were as follows (in thousands):

	December 31,
	2001	2002
Money market and mutual funds	$23,040	$201
Corporate debt securities	92,931	66,903
U.S. government securities	87,160	40,201
Municipal bonds and notes	—	102,750

Total Investments	203,131	210,055
Amounts classified as cash equivalents	(36,860)	(102,701)

Total short-term investments	$166,271	$107,354

Maturities of short-term investments as of December 31, 2002 were as follows:

Due within one year	$39,931
Due between one year and two years	67,423

Total short-term investments	$107,354

Unrealized gains on available-for-sale securities at December 31, 2000, 2001 and 2002 were $0, $322,000 and $394,000, respectively.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Restructuring Charges:

During the second quarter of 2002, the Company’s management approved and initiated a restructuring plan designed to reduce its cost structure and integrate certain company functions. Accordingly, the Company recognized a restructuring charge of approximately $4 million during the second quarter of 2002. The restructuring charge consists of workforce reduction costs across all geographic regions and functions and excess facilities consolidation costs related to lease commitments for space no longer needed to support ongoing operations and fixed asset impairments. The estimated facility costs were based on the Company’s contractual obligations, net of assumed sublease income, based on current comparable rates for leases in their respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Future cash outlays are anticipated through December 2005, unless the Company negotiates to exit the leases at an earlier date. Asset impairments consist primarily of leasehold improvements, computer equipment and related software, and furniture and fixtures. The restructuring plan resulted in the elimination of 77 positions, all of which were eliminated as of December 31, 2002.

Activities associated with the restructuring action consist of the following (in thousands):

	Total Charges June 30, 2002	Payments	Non-Cash Charges	Accrual December 31, 2002
Employee severance benefits	$858	$(833)	$—	$25
Facility costs	1,944	(527)	—	1,417
Asset impairments	1,167	(58)	(1,109)	—

	$3,969	$(1,418)	$(1,109)	$1,442

Note 7—Shareholders’ Equity:

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

1999 Employee Stock Purchase Plan

In August 1999, the Company’s Board of Directors adopted and the shareholders approved the 1999 Employee Stock Purchase Plan (the “1999 ESPP”). The 1999 ESPP is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount and was effective on the effective date of our initial public offering. Except for the first offering period, each offering period will be for two years and will consist of four six-month purchase periods. The first offering period commenced on the date of our initial public offering and ended July 31, 2001. All subsequent offering periods begin on August 1 and February 1. The

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase price for shares of common stock under the 1999 ESPP is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or the last day of each purchase period.

The Company initially reserved 500,000 shares of common stock for issuance under the 1999 ESPP. In December 2000 and 2002, our Board recommended to the shareholders and the shareholders voted to increase the number of shares authorized for issuance under the 1999 ESPP by 200,000 and 325,000 shares, respectively, bringing the total shares currently reserved for issuance under the 1999 ESPP to 1,025,000 shares. At December 31, 2002, approximately 599,273 shares were available for issuance under the 1999 ESPP. The weighted average fair value of purchase rights issued under the 1999 ESPP in 2000, 2001 and 2002 was $16.22, $8.97 and $2.86 per share, respectively.

Stock Option Plans

The Company’s Stock Option Plans (the “Plans”), as amended, authorize the Board of Directors to grant incentive stock options and nonstatutory stock options to employees, directors and consultants to purchase up to a total of 28,686,619 shares of the Company’s common stock. Under the Plans, incentive stock options are granted at an exercise price that is not to be less than 100% of the fair market value of the Company’s common stock on the date of grant, as determined by the Company’s Board of Directors. Nonqualified stock options are granted at a price that is not to be less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors.

Generally, options granted under the Plans are exercisable for a period of ten years after the date of grant, and vest over four years.

The following table summarizes option activity under the stock option plans:

		Options Outstanding
	Available for Grant	Shares	Exercise Price	Weighted Average Exercise Price
Balance at December 31, 1999	1,698,522	7,588,416	$0.04-14.93	$2.25
Authorized	6,015,650	—	—	—
Granted	(6,365,620)	6,365,620	$0.82-52.06	$17.52
Exercised	—	(1,803,800)	$0.38-18.00	$0.92
Canceled	1,003,670	(1,003,670)	$0.63-52.06	$12.94

Balance at December 31, 2000	2,352,222	11,146,566	$0.04-52.06	$10.22
Authorized	5,292,030	—	—	—
Granted	(7,398,993)	7,398,993	$1.42-19.97	$14.84
Exercised	—	(2,773,118)	$0.06-18.00	$4.42
Canceled	1,691,506	(2,037,632)	$0.06-52.06	$16.54

Balance at December 31, 2001	1,936,765	13,734,809	$0.04-52.06	$12.95
Authorized	2,662,291	—	—	—
Granted	(3,820,650)	3,820,650	$2.87-18.79	$7.65
Exercised	—	(933,618)	$0.06-18.81	$1.97
Canceled	3,784,270	(6,353,466)	$0.06-52.06	$15.19

Balance at December 31, 2002	4,562,676	10,268,375	$0.04-52.06	$10.59

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information regarding stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

Exercise Prices	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$0.04–$0.06	$0.06	126,650	5.78	126,650	$0.06
$0.38–$0.50	$0.44	186,188	6.40	135,732	$0.42
$0.75–$0.75	$0.75	11,712	6.50	7,488	$0.75
$1.25–$1.75	$1.42	256,055	6.60	193,319	$1.42
$2.87–$4.25	$3.87	2,276,916	7.20	1,497,648	$4.09
$4.48–$6.60	$6.25	2,675,511	9.00	393,642	$6.09
$7.00–$7.07	$7.01	122,506	8.40	74,519	$7.01
$10.57–$15.69	$12.52	1,869,242	8.20	983,787	$12.62
$15.88–$23.69	$17.98	2,296,262	7.50	1,214,034	$18.08
$25.00–$31.94	$27.10	207,333	7.30	143,331	$27.31
$42.69–$52.06	$48.18	240,000	7.50	88,113	$49.76

$0.04–$52.06	$10.59	10,268,375	7.90	4,858,263	$10.72

At December 31, 2000 and 2001, 3,013,124 and 3,041,521 outstanding options were exercisable, respectively. The weighted average exercise price of options outstanding was $10.22 and $12.95 at December 31, 2000 and 2001, respectively.

In conjunction with the acquisition of Phobos in 2000, the Company allocated $3.9 million to deferred stock compensation which represents the portion of the intrinsic value of unvested stock options held by the employees of Phobos that were exchanged for SonicWALL options. In conjunction with the acquisitions of Ignyte and RedCreek in 2001, the Company allocated $1.9 million to deferred stock compensation which represents the portion of the intrinsic value of unvested stock options held by the employees of Ignyte and RedCreek that were exchanged for SonicWALL options. These amounts are considered deferred stock compensation and are being amortized over the vesting periods of the applicable options and the repurchase periods for the restricted stock.

The weighted average fair value per share of options assumed in these acquisitions in 2000 and 2001 was $15.76 and $11.45, respectively.

During the year ended December 31, 2000, the Company granted approximately 20,000 options to purchase common stock to certain consultants in exchange for services rendered. The options vest over two years. These options are subject to variable plan accounting with fair value re-measurements at the end of each quarterly reporting period. In the years ended December 31, 2000 and 2001, there was stock-based compensation expense related to these options of $1.8 million and $11,000, respectively.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Income Taxes:

The provision (benefit from) for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2000	2001	2002
Current tax expense:
Federal	$9,996	$8,679	$706
State	2,485	1,666	57
Foreign	—	—	293

	12,481	10,345	1,056

Deferred tax expense (benefit):
Federal	(2,301)	(3,428)	(2,981)
State	(257)	(566)	(1,194)

	(2,558)	(3,994)	(4,175)

	$9,923	$6,351	$(3,119)

Deferred tax assets and liabilities comprise the following (in thousands):

	December 31,
	2001	2002
Deferred tax assets:
Net operating loss carryforwards	$16,391	$22,529
Inventory reserves	1,206	1,080
Deferred revenue	1,308	1,163
Tax credits	3,956	5,562
Other reserves and accruals	5,763	4,142

Total deferred tax assets	28,624	34,476
Valuation allowance	(8,260)	(20,411)

Net deferred tax assets	$20,364	$14,065

Deferred tax liabilities:
Intangible assets	$(17,625)	$(12,272)

As of December 31, 2002, the Company has net operating loss carryforwards of approximately $59.7 million to offset future federal taxable income, which expire at various dates through the year 2022. This amount includes approximately $34 million of net operating loss carryforwards from the acquisition of Phobos. The net operating loss carryforward also includes approximately $20.8 million resulting from employee exercises of non-qualified stock options or disqualifying dispositions, the tax benefits of which, when realized, will be recorded as an addition to common stock rather than a reduction of the provision for income taxes.

The deferred tax assets related to the acquired companies, approximately $9.2 million as of December 31, 2002, if and when realized, will be used to reduce the amount of goodwill and intangibles recorded at the date of acquisition. Valuation allowances have been recorded for this portion of these deferred tax assets as a result of the uncertainties regarding realization of the assets based upon the limitation on the use of the net operating losses in the future. The change in valuation allowance was $8.5 million, $285,000 and $12.2 million for the years ended December 31, 2000, 2001 and 2002, respectively.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s effective tax rate on income (loss) differs from the U.S. Federal statutory regular tax rate (benefit) as follows:

	Year Ended December 31,
	2000	2001	2002
Federal statutory rate (benefit)	35%	(35)%	(35)%
State taxes, net of federal benefit	5	(5)	(5)
Deferred compensation charge	2	9	1
In-process research and development and goodwill	16	83	36
Tax credits	(4)	(4)	(1)
Foreign sales corporation	(2)	(4)	—
Other	1	—	1

	53%	44%	(3)%

The Company’s income (loss) before income taxes was earned in the following jurisdictions (in thousands):

	Year Ended December 31,
	2000	2001	2002
Domestic	$18,670	$(15,068)	$(96,648)
Foreign	—	505	(385)

Total	$18,670	$(14,563)	$(97,033)

Note 9—Segment Reporting:

The Company adopted Statement of Financial Accounting Standard No. 131 (“SFAS No. 131”), Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires publicly held companies to report financial and other information about key revenue segments of the entity for which such information is available and is utilized by the chief operating decision maker. The Company conducts its business within one business segment.

Revenue by geographic region based on the location of the customer is presented as follows (in thousands):

	Year Ended December 31,
	2000	2001	2002
United States	$47,080	$76,516	$68,426
Japan	7,323	11,377	8,384
All other countries	15,045	24,094	26,409

Total	$69,448	$111,987	$103,219

Note 10—Commitments and Contingencies:

The Company’s corporate headquarters and executive offices are located in approximately 86,000 square feet of office space in Sunnyvale, California under a lease that expires in October 2004. The Company also leases approximately 34,000 square feet of office space in Salt Lake City, Utah under a lease that expires in April 2005. Additional sales and support offices are leased worldwide under leases that expire at various dates ranging from 2003 to 2006. Rent expense was approximately $782,000, $2 million and $2.1 million for the years ended December 31, 2000, 2001 and 2002, respectively.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease commitments at December 31, 2002 were as follows (in thousands):

Year Ending December 31,
2003	$2,967
2004	2,353
2005	557
2006	165

$6,042

The Company outsources its manufacturing function to one third party contract manufacturer and at December 31, 2002 it has purchase obligations to this vendor totaling $7.4 million. We are contingently liable for any inventory owned by the contract manufacturer that becomes excess and obsolete.

The Company’s standard warranty provisions include technical assistance, insignificant bug fixes and feature updates and repair or replacement guarantees for units with product defects. The standard warranty period is one to two years. In each of the three years ended December 31, 2002, the Company estimated that it incurred approximately $500,000 to $1 million in actual warranty costs. Our warranty accrual amounted to approximately $1 million at each of the periods ended December 31, 2002 and 2001.

The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates. If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required, however the Company concluded that no adjustment to pre-existing warranty accruals were necessary in the year ended December 31, 2002. A reconciliation of the changes to the Company’s warranty accrual as of December 31, 2002 was as follows:

Year Ended December 31, 2002

(in thousands)
(Unaudited)
Beginning balance	$1,005
Accruals for warranties issued	503
Settlements made during the period	(529)

Ending balance	$979

On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of the Company’s officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectus relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SonicWALL IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss SonicWALL’s claims. The Company intends to defend the action vigorously.

The Company is party to routine litigation incident to its business. The Company believes that none of these legal proceedings will have a material adverse effect on its consolidated financial statements taken as a whole or its results of operations, financial position and cash flows.

Note 11—Comprehensive Income (Loss):

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

	Year Ended December 31,
	2000	2001	2002
Net income (loss)	$8,747	$(20,914)	$(93,913)
Unrealized gains on investment securities, net of taxes	—	194	73

Comprehensive income (loss)	$8,747	$(20,720)	$(93,840)

Accumulated other comprehensive income (loss), as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized gains and losses on available-for-sale securities.

Note 12—Employee Benefits:

The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. The Company’s contribution to this plan is discretionary. For the years ended December 31, 2000, 2001 and 2002, the Company did not make any contributions to the plan.

Note 13—Subsequent Events:

In January 2003, the Company offered a voluntary stock option exchange program to its employees. The plan allowed employees, at their election, to cancel all or any portion of their unexercised stock options with exercise prices equal to or greater than $10.00 per share effective February 7, 2003, provided that, should an employee participate, any options granted to that employee within the six-month period preceding February 7, 2003 would be automatically cancelled. In exchange, the employee will be granted on August 11, 2003, provided they are still employed by the Company at that time, new options to purchase a number of shares equal to the number of shares underlying the cancelled options. The exercise price per share of the new options will be as quoted on the Nasdaq National Market at the close of business on the new option grant date. Members of the SonicWALL Board of Directors, SonicWALL executive officers and certain other employees are not eligible to participate in the program.

SonicWALL expects there will be no compensation charge as a result of the stock option exchange program.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details regarding options cancelled under the program are as follows:

	Shares			Weighted Average Exercise Price
Price	Vested	Unvested	Total	Vested	Unvested	Total
$10.75–$19.00	774,739	944,008	1,718,747	$14.79	$14.98	$14.89
$19.01–$38.00	216,951	130,049	347,000	24.78	23.69	24.37
$38.01–$52.06	88,073	46,927	135,000	49.67	50.56	49.98

	1,079,763	1,120,984	2,200,747	$19.64	$17.48	$18.54

During the period January 1, 2003 to March 17, 2003, the Company issued 2,649,000 stock options to purchase its common stock. The weighted average exercise price to purchase these stock options is $3.43. Of the total stock options issued, 2,400,000 stock options were issued upon entering into an employment agreement with the Company’s President and Chief Executive Officer.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

Officers and Directors

The following table gives certain information as to each of SonicWALL’s executive officers and directors as of March 19, 2003:

Name	Age	Position
Charles D. Kissner	55	Chairman of the Board
Matthew Medeiros	46	President and Chief Executive Officer and Director
William F. Roach	58	Senior Vice President
Sudhakar Ravi	37	Chief Technical Officer
Michael J. Sheridan	38	Senior Vice President, Strategy, and Chief Financial Officer
Ronald E. Heinz Jr.	44	Senior Vice President, Worldwide Sales
Sreekanth Ravi	36	Director
David W. Garrison	48	Director
David A. Shrigley	54	Director
Cary Thompson	46	Director
Robert M. Williams	48	Director

The Board of Directors is elected annually by shareholders, and members of the board serve until the next annual meeting of shareholders unless they resign before such meeting. The last annual shareholders meeting was held in December 2001.

Charles Kissner was named Chairman of the Board in March 2003 and has served as a director since July 2000. He is currently Chairman of the Board of Directors and Chief Executive Officer of Stratex Networks, Inc., a global provider of wireless transmission solutions. Previously, Mr. Kissner was Vice President/General Manager of M/A-Com, Inc., a manufacturer of radio and microwave communication products, and President, Chief Executive Officer, and a director of Aristacom International, Inc., a communications software company. He was General Manger and a Director of Fujitsu’s network switching subsidiary in the U.S., and held a number of management positions at AT&T (now Lucent Technologies). Mr. Kissner is also a director of Littlefeet, Inc., a wireless infrastructure company, and serves on the Board of the NPR (National Public Radio) Foundation. He also is on the Advisory Board of Santa Clara University’s Leavey School of Business. Mr. Kissner holds a Bachelor of Science degree from California State Polytechnic University and an MBA from Santa Clara University.

Matthew Medeiros was named our President and Chief Executive Officer and appointed to our Board of Directors in March 2003. Prior to that time, he was President and Chief Executive Officer of Phillips Electronics’ Components Division from January 1998 to December 2002, where he was credited as being the chief architect of the liquid crystal display joint venture between Phillips Electronics and LG Electronics and he funded initiatives that brought Phillips’ recent successes in the wireless networked home. He also served as Chairman of the Board for LG.Phillips LCD from January 2001 to December 2002. Previous to his role at Phillips, Mr. Medeiros was Vice President and General Manager for the Optical Polymers Group and Vice President of Business Development for the Electronic Materials division of AlliedSignal. Mr. Medeiros also has an extensive background in PC manufacturing, operations and materials management following executive positions at Radius, NeXT Computer and Apple Computer. Mr. Medeiros is a graduate of the University of San Francisco with a bachelor’s degree in business administration in management science.

William Roach served as our interim President and Chief Executive Officer from August 2002 to March 2003. Mr. Roach remains with us as a senior executive. Prior thereto, he was our Senior Vice President of Partners, Alliances and Strategic Accounts since June 2002. Mr. Roach joined SonicWALL from PCTEL Corporation, a publicly traded communications company, where he served as Chief Operating Officer from August 1999 to January 2001 and Chief Executive Officer from January 2001 to November 2001. From January 1997 to August 1999, Mr. Roach worked for Maxtor Corporation where he served as Executive Vice President of Sales and Marketing. Before Maxtor Corporation, Mr. Roach held executive sales and marketing positions for a number of years in the mass storage business, spending approximately seven years with Quantum Corporation. Prior to his mass storage experience, Mr. Roach spent thirteen years at Intel in a variety of senior management positions. Mr. Roach holds a bachelor of science degree from Purdue University.

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

David Garrison was elected as a director in January 2003. He is currently President and Chief Executive Officer of STSN, a provider of broadband services for hotels. Previously, Mr. Garrison was Chairman and Chief Executive Officer of Verestar, a satellite services company, where he also served on the board of Verestar’s parent company, American Tower, and he was Chairman and Chief Executive Officer of Netcom, a pioneer Internet service provider. Additionally, Mr. Garrison has served as independent director on more than a half dozen boards of private and public companies, including election to chair the independent directors committee at Ameritrade. Mr. Garrison holds a bachelor of science degree from Syracuse University and an MBA from Harvard.

Sreekanth Ravi has been a director since co-founding the Company in February 1991. Mr. Ravi served as our Chairman of the Board from that time until March 2003. From February 1991 until October 2001, Mr. Ravi was SonicWALL’s President and Chief Executive Officer. Prior to SonicWALL, Mr. Ravi was the founder and Chief Executive Officer of Generation Systems, a manufacturer of high performance video products, which he later sold to a publicly held computer products company in 1990. Mr. Ravi received a bachelor of science degree in electrical engineering from the University of Illinois, Champaign-Urbana. Sreekanth Ravi and Sudhakar Ravi are brothers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership on a Form 3 and reports of changes in ownership of our common stock and other equity securities on a Form 4 or Form 5. Such executive officers, directors and 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from the executive officers and directors, we believe that all of our executive officers, directors and 10% shareholders made all the necessary filings under Section 16(a) during fiscal year 2002, with the following exceptions. William Roach, our former interim Chief Executive Officer, was late with his Form 3 filing and Charles D. Kissner, David A. Shrigley, Cary H. Thompson and Robert M. Williams were each late with two Form 4 filings to report the grant of stock options.

ITEM 11.    Executive Compensation

The following table provides information concerning the compensation received for services rendered to SonicWALL in all capacities during the years ended December 31, 2002, 2001, and 2000, by all individuals who served as our Chief Executive Officer in 2002 and each of the other most highly compensated executive officers or key employees of SonicWALL whose aggregate compensation exceeded $100,000 in fiscal 2002 (the “named executive officers”). The table is based on earned compensation.

Summary Compensation Table

							Long-Term Compensation Awards
	Annual Compensation						Securities Underlying Options (#)	All Other Compensation ($)
Name and Principal Position	Year	Salary ($)		Bonus ($)
Cosmo Santullo (1) Former President and Chief Executive Officer	2002 2001 2000	$ $ $	329,712 83,077 —	$ $ $	112,500 — —		— 2,400,000 —	$502,689 — —	(5)

William Roach (2) Interim President and Chief Executive Officer	2002 2001 2000	$ $ $	217,115 — —	$ $ $	7,500 — —	(6)	400,000 — —	— — —

Michael J. Sheridan (3) Senior Vice President, Strategy and Chief Financial Officer	2002 2001 2000	$ $ $	240,000 240,000 202,677	$ $ $	— — 233,000		150,000 425,000 100,000	— — —

Ronald E. Heinz Jr. (4) Senior Vice President, World Wide Sales	2002 2001 2000	$ $ $	250,000 250,000 716,299	$ $ $	305,299 292,298 689,376	(6) (6)	150,000 — 663,731	— — —

Sudhakar Ravi Chief Technical Officer	2002 2001 2000	$ $ $	170,769 240,000 240,000	$ $ $	— — 233,000		— — 100,000	— — —

Paul Cook (7) Senior Vice President of Human Resources	2002 2001 2000	$ $ $	188,010 157,681 20,192	$ $ $	51,068 29,540 —		150,000 175,000 24,609	— — —

Tom Furlong (8) Former Senior Vice President, Product and Services	2002 2001 2000	$ $ $	198,462 120,000 —	$ $ $	140,000 — —		300,000 600,000 —	$191,332 — —	(5)

(1)	Was President and CEO until August 2002.
(2)	Commenced employment in June 2002; was Interim President and CEO from August 2002 to March 2003.
(3)	Commenced employment in May 1999.
(4)	Commenced employment in November 2000.
(5)	Represents severance and COBRA payments.
(6)	Represents commissions.
(7)	Employment terminated in February 2003.
(8)	Employment terminated in November 2002.

Option Grants in Last Fiscal Year

The following table provides information regarding stock options we granted in fiscal 2002 to named executive officers whose compensation exceeded $100,000 in fiscal 2002. The table includes the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. The assumed rates of appreciation are prescribed by the Securities and Exchange Commission for illustrative purposes only and are not intended to forecast or predict future stock prices. Any actual gains on option exercises will depend on the future performance of our stock.

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)		Percent of Total Options Granted to Employees in Fiscal Year(2)	Exercise Price ($/Sh)(3)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(5)
						5%($)	10%($)
Cosmo Santullo	—		—	—	—	—	—
William Roach	400,000	(1)	10.99%	6.03	6/02/2012	1,516,894	3,844,107
Michael J. Sheridan	150,000	(4)	4.12%	6.45	5/05/2012	608,455	1,541,946
Ronald E. Heinz Jr.	150,000	(4)	4.12%	6.45	5/05/2012	608,455	1,541,946
Sudhakar Ravi	—		—	—	—	—	—
Paul Cook	150,000	(4)	4.12%	6.45	5/05/2012	608,455	1,541,946
Tom Furlong	300,000	(4)	8.24%	6.45	5/05/2012	1,216,910	3,083,892

(1)	25% of the option shares vest after one year of service, and the remaining shares vest monthly over the following three years, provided the employee remains employed at SonicWALL. We granted all options under our stock option plans at exercise prices at the fair market value of our common stock on the date of grant.
(2)	In 2002, we granted options to purchase up to an aggregate of 3,640,650 shares to employees and 180,000 shares to directors.
(3)	The exercise price may be paid in cash, in shares of Common Stock valued at fair market value on the exercise date, or through a cashless exercise procedure involving a same-day sale of the purchased shares.
(4)	The option shares vest in equal monthly installments, vesting 1/48th each month, until fully vested at the end of 48 months of continuous employment with SonicWALL, Inc.
(5)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of the Company’s securities that the actual stock price appreciation over the ten year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

Aggregate Option Exercises Fiscal Year-End Option Values

The following table provides information regarding value realized of options exercised during 2002 and unexercised options held as of December 31, 2002 by our Chief Executive Officer and the other named executive officers whose compensation exceeded $100,000 in fiscal 2002. The value of unexercised in-the-money options is calculated at December 31, 2002.

Name	Number of Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Cosmo Santullo	—	—	—	—	—	—
William F. Roach	—	—	—	400,000	—	—
Sudhakar Ravi	—	—	766,592	133,408	—	—
Michael J. Sheridan	—	—	302,083	372,917	—	—
Ronald E. Heinz, Jr.	—	—	302,292	273,439	—	—
Paul Cook	—	—	111,881	225,424	—	—
Tom Furlong	—	—	218,750	—	—	—

Director Compensation

Beginning in the third quarter of 2002, we began paying the following cash compensation to our non-employee directors for their services as directors and members of committees of the Board of Directors: (i) an annual payment for service as a non-employee director of $12,000, to be payable on a quarterly basis on the first day of each quarter; (ii) a payment of $1,000 per Board meeting attended in person, to be payable on the date of each such meeting so attended; (iii) a payment of $500 per Board meeting attended by phone, to be payable on the date of each such meeting so attended; (iv) an annual payment of $5,000 for service on the Audit Committee, to be payable on a quarterly basis on the first day of each quarter; (v) an annual payment of $3,000 for service on the Compensation Committee, to be payable on a quarterly basis on the first day of each quarter; (vi) an annual payment of $3,000 for service on the Corporate Governance and Nominations Committee, to be payable on a quarterly basis on the first day of each quarter; (vii) a payment of $1,000 per committee meeting attended in person, to be payable on the date of each such meeting so attended; and (viii) a payment of $500 per committee meeting attended by phone, to be payable on the date of each such meeting so attended.

In addition, we adopted the following policy with respect to stock option grants to our directors: (i) upon initial appointment as a director, each director will be granted an option to purchase 25,000 shares of our common stock, which option would vest monthly over four years; and (ii) each director will be granted an additional option to purchase 20,000 shares of our common stock annually on the date of our Annual Meeting, which option would vest monthly over four years.

Employment Contracts and Change in Control Arrangements

The Compensation Committee, as administrator of SonicWALL’s 1998 Stock Plan, may provide for accelerated vesting of the shares of common stock subject to outstanding options held by any executive officer of SonicWALL in connection with certain changes in control of SonicWALL. The accelerated vesting may be conditioned on the termination of the individual’s employment following the change in control event. None of the executive officers of SonicWALL currently have employment agreements with SonicWALL for a specific term, and they may resign and their employment may be terminated at any time. However, some executive officers have entered into arrangements for acceleration of vesting of their initial option grant upon change of control coupled with their employment being terminated thereafter other than for cause. In such a circumstance, certain of the executive officers would have, under certain circumstances, 25% or 50% additional vesting.

On March 14, 2003, we entered into an employment agreement with Matthew Medeiros, our President and Chief Executive Officer, which provides for certain severance benefits if Mr. Medeiros is terminated without cause or if he resigns for good reason. These severance benefits differ depending on when in relation to a change of control such termination occurs. In the first instance, if Mr. Medeiros’ employment terminates without cause or if he resigns for good reason prior to 90 days before a change of control or more than one year after a change of control, he shall receive the following severance benefits: (i) a lump-sum payment equal to 18 months salary if termination occurs in the first 12 months of employment or a lump-sum payment equal to 12 months salary if termination occurs after the first 12 months of employment; (ii) a bonus under our annual bonus plan, pro-rated according to the percentage of the applicable fiscal year Mr. Medeiros is employed by us; and (iii) if termination occurs within the first 12 months of employment, monthly vesting of his stock options for each month of his employment. Alternatively, if Mr. Medeiros’ employment terminates without cause or if he resigns for good reason within 90 days prior to a change of control through one year following a change of control, he shall receive the following severance benefits: (i) a lump-sum payment equal to two years salary; (ii) a bonus under our annual bonus plan, pro-rated according to the percentage of the applicable fiscal year Mr. Medeiros is employed by us; and (iii) accelerated vesting as to an additional 24 months’ vesting of all stock options then held.

The Company entered into an employment agreement with Cosmo Santullo, its former President and Chief Executive Officer, dated October 15, 2001. The agreement provides that if the Company is subject to a change in control before Mr. Santullo’s employment with the Company terminates and Mr. Santullo is subject to an involuntary termination within six months after the change in control, then his options shall immediately become exercisable with respect to 50% of his then unvested shares. This agreement was terminated upon Mr. Santullo’s voluntary resignation from the Company in August 2002.

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

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

Our Board’s Compensation Committee currently consists of Messrs. Kissner, Shrigley and Williams. None of these individuals has at any time been an employee or officer of SonicWALL, Inc. Until the Compensation Committee was formed in August 1999, the full board of directors made all decisions regarding executive compensation.

None of our executive officers serves as a member of the Board of Directors or Compensation Committee of any entity which has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

To our knowledge, the following table sets forth certain information with respect to beneficial ownership of our common stock, as of December 31, 2002, for:

•	each person who we know beneficially owns more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.

Unless otherwise indicated, each of the following shareholders can be reached at or care of our principal offices at 1143 Borregas Avenue, Sunnyvale, California 94089.

	As of December 31, 2002
Name	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Shares of Common Stock Outstanding
5% Shareholders
Perkins, Wolf, McDonnell & Company (2)	6,668,575	9.89%

Directors and Executive Officers:
Sudhakar Ravi (3)	7,598,902	11.14%
Sreekanth Ravi (4)	7,588,784	11.12%
Michael Sheridan (5)	525,978	*
Ronald E. Heinz, Jr. (6)	344,125	*
Robert M. Williams (7)	234,519	*
David A. Shrigley (8)	159,933	*
Paul Cook (9)	130,133	*
Cary H. Thompson (10)	63,333	*
Charles D. Kissner (11)	38,333	*
Cosmo Santullo (12)	1,291	*
All current directors and executive officers as a group (10 persons) (13)	16,684,040	23.84%

*	Represents less than 1%.
(1)	Percentage of beneficial ownership is based on 67,417,143 shares of common shares outstanding as of December 31, 2002, together with option shares that may be exercised within 60 days of December 31, 2002 (“Vested Options”). Beneficial ownership represents sole voting or investment power. Vested Options are deemed outstanding for computing the percentage ownership of the person holding the option, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(2)	Principal address is 310 S. Michigan Avenue, Suite 2600, Chicago, IL 60604. The number of shares held is as of December 31, 2002, pursuant to a Schedule 13G filed by Perkins, Wolf, McDonnell & Company with the Securities and Exchange Commission on January 31, 2003.
(3)	Includes 1,100,000 shares held by Sudhakar and Sumithra Ravi 1999 Trust and 799,920 Vested Options.
(4)	Includes 1,100,000 shares held by Sreekanth Ravi 1999 Pot Trust and 799,920 Vested Options.
(5)	Includes 328,645 Vested Options.
(6)	Includes 334,095 Vested Options.
(7)	Includes 57,536 shares held by The Amended and Restated Robert Monroe Williams and Margaret Ruth Caldwell Family Trust and 38,333 Vested Options.
(8)	Includes 38,333 Vested Options. Includes 1,600 shares held by children residing in the same household as Mr. Shrigley.
(9)	Includes 126,445 Vested Options. Effective February 3, 2003, Mr. Cook resigned as our Senior Vice President, Human Resources.

(10)	Represents 63,333 Vested Options.
(11)	Represents 38,333 Vested Options.
(12)	Effective July 31, 2002, Mr. Santullo resigned as our President and Chief Executive Officer and resigned from our Board of Directors.
(13)	Includes an aggregate of 2,567,357 Vested Options.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2002. Footnote (1) to the table sets forth the total number of shares of common stock issuable upon exercise of options assumed by the Company and common stock issuable upon exercise of options granted under plans assumed by Company in mergers and acquisitions.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)(3)	9,758,531	$10.66	4,836,949	(4)
Equity compensation plans not approved by security holders (5)	17,190	$7.00	—

Total	9,775,721	$10.65	4,836,949

(1)	The table does not include information for equity compensation plans assumed by us in mergers and acquisitions. A total of 492,654 shares of common stock was issuable upon exercise of options assumed by us and options granted under plans assumed us, and outstanding as of December 31, 2002, including (i) 366,463 shares issuable upon exercise of options assumed by us in our merger with Phobos Corporation in November 2000, (ii) 34,941 shares issuable upon exercise of options granted under a stock plan we assumed in our acquisition of Ignyte Technology, Inc. in March 2001, and (iii) 91,250 shares issuable upon exercise of options granted under a stock plan assumed by us in our acquisition of the assets and business of RedCreek Communications, Inc. in October 2001.
(2)	These plans include (i) 1998 and 1994 Stock Option Plans, and (ii) 1999 Employee Stock Purchase Plan.
(3)	The number of shares reserved for issuance under the 1998 Stock Option Plan is subject to an automatic annual increase on the first day of 2001 through 2008 equal to the lesser of, (i) 4,000,000 shares; (ii) 4% of our outstanding common stock on the last day of the immediately preceding fiscal year; or (iii) a number of shares determined by the administrator.
(4)	This includes 274,273 shares of our common stock available for issuance under the 1999 Employee Stock Purchase Plan as of December 31, 2002.
(5)	This represents outstanding options that were issued under Individual Written Compensation Agreements in connection with the recruitment and employment of new employee hires from RedCreek Communications. The weighted average exercise price of these grants was $7.00.

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

Since January 1, 2002, SonicWALL has not been a party to any transaction or series of similar transactions in which the amount involved exceeds $60,000 and in which any director, executive officer, or holder of more than 5% of our common stock had or will have a direct or indirect material interest other than:

•	normal compensation arrangements which are described under “Executive Compensation” above; and

•	the transactions described below.

In connection with the resignation of Cosmo Santullo as SonicWALL’s President and Chief Executive Officer, SonicWALL agreed to pay him severance equivalent to thirteen months of salary. Additionally, SonicWALL has agreed to reimburse Mr. Santullo for certain expenses he incurs in relocating from Silicon Valley to his principal residence up to a maximum of $10,000.

ITEM 14.    Controls and Procedures.

Within the 90-day period prior to the filing of this Annual Report of Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officers (the “CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls subsequent to the date of that evaluation.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1) Financial Statements

The consolidated financial statements of the registrant as set forth under Item 8 are filed as part of this Annual Report on Form 10-K.

(a)	(2) Schedules

Schedule I (Report of Independent Accountants on Financial Statement Schedule) and Schedule II (Valuation and Qualifying Accounts) are included on pages 94 – 95 of this Annual Report on Form 10-K.

(a)	(3) Exhibits

See Item 15 (c) below.

(b) Reports	on Form 8-K

SonicWALL filed a report on Form 8-K on October 4, 2002 that reported under Item 5 its announcement of its preliminary financial results for the fiscal quarter ending September 30, 2002.

(c)	Exhibits

Number	Description
2.1

Agreement and Plan of Merger and Reorganization, dated as of October 16, 2000, among Registrant, Pluto Acquisition Corp., Phobos Corporation, and GMS Capital Partners, L.P. (Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 000-27723) filed on November 27, 2000).

2.2

Amendment to Agreement and Plan of Merger, dated as of November 6, 2000, by and among Registrant, Pluto Acquisition Corp., Phobos Corporation, and GMS Capital Partners, L.P. (Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 000-27723) filed on November 27, 2000).

2.3

Agreement and Plan of Merger and Reorganization, dated March 1, 2001, among Registrant, ITI Acquisition Corp., Ignyte Technology, Inc., and Jeff Stark. (Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-61168), filed on May 17, 2001).

2.4

Amendment No. 1 to the Agreement and Plan of Merger and Reorganization by and among Registrant, ITI Acquisition Corp., Ignyte Technology, Inc., and Jeff Stark, dated as of March 6, 2001. (Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-61168), filed on May 17, 2001).

3.1

Registrant’s Amended and Restated Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

3.2	Registrant’s Restated Bylaws (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
4.1

Registrant’s specimen common stock certificate (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.1

Registrant’s 1994 Stock Option Plan, as amended to date (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

Number	Description
10.2	Form of Stock Option Agreement for Registrant’s 1994 Stock Option Plan (Incorporated by reference to the Registrant’s Filing on Schedule TO (File No. 005-58485), filed on January 9, 2003).
10.3

Registrant’s 1998 Stock Option Plan, as amended to date (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.4	Form of Stock Option Agreement for Registrant’s 1998 Stock Option Plan (Incorporated by reference to the Registrant’s Filing on Schedule TO (File No. 005-58485), filed on January 9, 2003).
10.5	Registrant’s 1999 Employee Stock Purchase Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-103663), filed on March 11, 2003).
10.6

Form of Stock Option Agreement under Phobos Corporation 1998 Stock Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54976), filed on February 5, 2001).

10.7

Form of Stock Option Agreement under Phobos Corporation 1999 Stock Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54976), filed on February 5, 2001).

10.8	RedCreek Communications, Inc. 2001 Stock Option Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-81492), filed on January 28, 2002).
10.9	Registrant’s Stock Option Agreement for Cosmo Santullo (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-81492), filed on January 28, 2002).
10.10	Registrant’s Form of Individual Compensation Arrangements (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-81492), filed on January 28, 2002).
10.11

Form of Indemnification Agreement entered into by Registrant with each of its officers and directors (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2001, filed on November 14, 2001).

10.12

Loan and Security Agreement dated May 26, 1995 between Registrant and Comerica Bank (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.13++

Distribution Agreement dated February 9, 1999 between Registrant and Tech Data Product Management, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.14++

Distribution Agreement dated July 5, 1998 between Registrant and Sumitomo Metal Systems Development Co., Ltd. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.15++

Distribution Agreement dated November 11, 1992 between Registrant and Ingram Micro, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.16

Agreement of Sublease dated as of October 26, 1998 between Registrant and AMP Incorporated (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.17

Purchase Agreement dated September 28, 1999 between Registrant and FLASH Electronics Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.18

Lease dated September 27, 1999 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

Number	Description
10.19

First Amendment to Lease dated May 2, 2001 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).

10.20

Second Amendment to Lease dated September 26, 2001 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).

10.21++

OEM Hardware (with Software) License and Purchase Agreement effective as of May 29, 2001 between Registrant and Cisco Systems, Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).

10.22++

Amendment Number One to OEM Hardware (with Software) License and Purchase Agreement dated June 25, 2002 between Registrant and Cisco Systems, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2002).

10.23*	Employment agreement dated March 14, 2003 between Registrant and Matthew Medeiros.
21	Subsidiaries (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).
23.1*	Consent of Independent Accountants
99.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
++	Confidential treatment has been obtained or requested for portions of this exhibit. The omitted material has been separately filed with the Securities and Exchange Commission.

All financial statement schedules not listed are omitted because they are inapplicable or the requested information is shown in the financial statements of the registrant or in the related notes to the financial statements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 31st day of March, 2003.

SONICWALL, INC.

By:	/S/ MATTHEW MEDEIROS
Matthew Medeiros Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW MEDEIROS Matthew Medeiros	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003

/s/ MICHAEL J. SHERIDAN Michael J. Sheridan	Senior Vice President of Strategy and Secretary, Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003

/s/ CHARLES KISSNER Charles Kissner	Chairman of the Board of Directors	March 31, 2003

/s/ SREEKANTH RAVI Sreekanth Ravi	Director	March 31, 2003

/s/ ROBERT M. WILLIAMS Robert M. Williams	Director	March 31, 2003

/s/ DAVID SHRIGLEY David Shrigley	Director	March 31, 2003

/s/ CARY THOMPSON Cary Thompson	Director	March 31, 2003

/s/ DAVID GARRISON David Garrison	Director	March 31, 2003

CERTIFICATIONS

I, Matthew Medeiros, certify that:

1.	I have reviewed this annual report on Form 10-K of SonicWALL, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ MATTHEW MEDEIROS
Matthew Medeiros President and Chief Executive Officer

I, Michael J. Sheridan, certify that:

1.	I have reviewed this annual report on Form 10-K of SonicWALL, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ MICHAEL J. SHERIDAN
Michael J. Sheridan Senior Vice President of Strategy, Chief Financial Officer and Secretary

SCHEDULE I

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of

SonicWALL, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 27, 2003, except as to Note 13 which is as of March 17, 2003 which report and consolidated financial statements are included in this Annual Report Form 10-K, also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 27, 2003, except as to Note 13, which

is as of March 17, 2003

SONICWALL, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Other	Charged to Cost and Expenses	Deductions/ Write-off of Accounts	Balance at End of Year
	(in thousands)

Year ended December 31, 2000
Allowance for doubtful accounts	$548	$173	$1,194	$(144)	$1,771
Valuation allowance for deferred tax assets	—	8,260	285	—	8,545

Year ended December 31, 2001
Allowance for doubtful accounts	1,771	—	385	(34)	2,122
Valuation allowance for deferred tax assets	8,545	—	—	(285)	8,260

Year ended December 31, 2002
Allowance for doubtful accounts	2,122	—	(644)	(81)	1,397
Valuation allowance for deferred tax assets	8,260	988	11,163	—	20,411