Form 10-Q
period 2003-03-31
SONICWALL INC
filed 2003-05-15
CIK 1093885

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

TITLE OF EACH CLASS	OUTSTANDING AT MARCH 31, 2003
Common Stock, no par value	67,632,260 Shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SONICWALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$163,875	$125,530
Short-term investments	71,084	107,354
Accounts receivable, net	9,550	13,274
Inventories	5,752	5,765
Deferred income taxes	15,128	14,065
Prepaid expenses and other current assets	3,861	3,416

Total current assets	269,250	269,404
Property and equipment, net	6,135	6,175
Goodwill	97,953	97,953
Purchased intangibles and other assets, net	29,030	31,566

	$402,368	$405,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,421	$6,802
Accrued restructuring	1,340	1,442
Accrued payroll and related benefits	4,237	4,780
Other accrued liabilities	4,690	4,960
Deferred revenue	14,854	13,394
Income taxes payable	4,537	4,265

Total current liabilities	37,079	35,643
Deferred income taxes	11,275	12,272

Total liabilities	48,354	47,915

Shareholders’ Equity:
Common stock	464,820	464,210
Deferred stock-based compensation	(197)	(364)
Accumulated other comprehensive income	194	267
Accumulated deficit	(110,803)	(106,930)

Total shareholders’ equity	354,014	357,183

	$402,368	$405,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1) Amounts as of December 31, 2002 have been derived from the audited financial statements as of the same date.

SONICWALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenue:
Product	$14,251	$19,603
License and service	6,055	8,499

Total revenue	20,306	28,102

Cost of revenue:
Product, excluding amortization of stock-based compensation of $3 and $20, respectively	5,837	6,885
License and service	1,584	982

Total cost of revenue	7,421	7,867

Gross margin	12,885	20,235

Operating expenses:
Research and development, excluding amortization of stock-based compensation of $41 and $163, respectively	4,303	5,112
Sales and marketing, excluding amortization of stock-based compensation of $128 and $381, respectively	10,268	11,524
General and administrative, excluding amortization (recovery) of stock-based compensation of $(29) and $64, respectively	2,534	2,807
Amortization of purchased intangibles	2,541	2,578
Restructuring charges	162	—
Amortization of stock-based compensation	143	628

Total operating expenses	19,951	22,649

Loss from operations	(7,066)	(2,414)
Interest income and other expense, net	1,293	1,685

Loss before income taxes	(5,773)	(729)
Benefit from income taxes	1,900	170

Net loss	$(3,873)	$(559)

Net loss per share:
Basic and Diluted	$(0.06)	$(0.01)

Shares used in computing net loss per share:
Basic and Diluted	67,557	66,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(3,873)	$(559)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,411	3,398
Provision for (recovery of) doubtful accounts	(188)	32
Amortization of stock-based compensation	143	628
Non-cash restructuring charges	162	—
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	3,913	2,511
Inventories	13	(862)
Deferred income taxes	(2,027)	(939)
Prepaid expenses and other current assets	(445)	185
Other assets	(4)	(5)
Accounts payable	619	(430)
Accrued restructuring	(264)	—
Accrued payroll and related benefits	(543)	136
Other accrued liabilities	(298)	230
Deferred revenue	1,460	1,197
Income taxes payable	272	732

Net cash provided by operating activities	2,351	6,254

Cash flows from investing activities:
Purchase of property and equipment	(831)	(940)
Maturity and sale of short-term investments	83,729	43,344
Purchase of short-term investments	(47,566)	(63,188)
Acquisitions, net of cash acquired	—	(1,446)

Net cash provided by (used in) investing activities	35,332	(22,230)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	662	2,128

Net cash provided by financing activities	662	2,128

Net increase (decrease) in cash and cash equivalents	38,345	(13,848)
Cash and cash equivalents at beginning of period	125,530	60,908

Cash and cash equivalents at end of period	$163,875	$47,060

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock compensation, net of cancellations	$(52)	$(470)
Unrealized loss on short-term investments, net of taxes	$73	$228

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by SonicWALL, Inc. (the “Company”), are unaudited and reflect all adjustments which are normal, recurring and, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2002, the critical accounting policies, and the risk factors as set forth in the Company’s Annual Report on Form 10-K. These publicly available documents are available on the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room in Washington, D.C., New York, NY and Chicago, IL. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.

2. CONSOLIDATION

The consolidated financial statements include the balances of the Company and its wholly-owned subsidiaries Sonic Systems International, Inc., a Delaware corporation, Phobos Corporation, a Utah corporation, SonicWALL Switzerland, SonicWALL Norway and SonicWALL B.V., a subsidiary in The Netherlands. Sonic Systems International, Inc. is intended to be a sales office but to date has not had any significant transactions. All intercompany accounts and transactions have been eliminated in consolidation.

3. NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented:

	Three Months Ended March 31,
	2003	2002
	(In thousands, except per share amounts)
Numerator:
Net loss	$(3,873)	$(559)

Denominator:
Weighted average common shares outstanding	67,557	66,817
Weighted average unvested common shares subject to repurchase	—	(66)

Denominator for basic and diluted calculation	67,557	66,751

Basic and Diluted net loss per share	$(0.06)	$(0.01)

Potentially dilutive securities of 10,098,576 and 13,082,911 for the three-months ended March 31, 2003 and 2002, respectively, consisting of options, warrants and restricted stock were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

4. COMPREHENSIVE LOSS

Comprehensive loss includes unrealized gains and losses on investment securities that have been reflected as a component of shareholders’ equity and have not affected net loss. The amount of income tax expense or benefit allocated to unrealized gains or losses on investment securities is equivalent to the effective tax rate in each of the respective periods. Comprehensive loss is comprised, net of tax, as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Net loss	$(3,873)	$(559)
Unrealized loss on investment securities, net of taxes	(73)	(228)

Comprehensive loss	$(3,946)	$(787)

Accumulated other comprehensive loss, as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized gains and losses on available-for-sale securities.

5. INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2003	December 31, 2002
Raw materials	$1,501	$1,869
Finished goods	4,251	3,896

	$5,752	$5,765

6. RESTRUCTURING CHARGES

During the second quarter of 2002, the Company’s management approved and initiated a restructuring plan designed to reduce its cost structure and integrate certain Company functions. Accordingly, the Company recognized a restructuring charge of approximately $4.0 million during 2002. The restructuring charge consisted of $858,000 for workforce reduction costs across all geographic regions and functions, $1.9 million for excess facilities consolidation costs related to lease commitments for space no longer needed to support ongoing operations and $1.2 million for fixed asset impairments consisting primarily of leasehold improvements, computer equipment and related software, and furniture and fixtures.

During the first quarter of 2003, the Company recorded additional restructuring charges related to the 2002 restructuring plan totaling $162,000, consisting of $187,000 related to properties abandoned in connection with facilities consolidation, offset by $25,000 reversal for severance accrual for an employee who has remained with the Company. The additional facilities charges resulted from revisions of the Company’s estimates of future sublease income due to further deterioration of real estate market conditions. The estimated facility costs were based on the Company’s contractual obligations, net of assumed sublease income, based on current comparable rates for leases in their respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Future cash outlays are anticipated through December 2005, unless the Company negotiates to exit the leases at an earlier date.

The following table sets forth an analysis of the components of the second quarter of fiscal 2002 restructuring charge and the payments made against the reserve through March 31, 2003 (in thousands):

	Employee Severance Benefits	Facility Costs	Asset Impairments	Total
Restructuring provision:
Employee severance benefits	$858	$—	$—	$858
Facility costs	—	1,944	—	1,944
Asset impairments	—	—	1,167	1,167

Total	858	1,944	1,167	3,969
Cash paid	(833)	(527)	(58)	(1,418)
Non-cash charges	—	—	(1,109)	(1,109)

Reserve balance at December 31, 2002	25	1,417	—	1,442
Cash paid	—	(264)	—	(264)
Adjustments	(25)	187	—	162

Reserve balance at March 31, 2003	$—	$1,340	$—	$1,340

7. STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the Company’s stock option plan and the fair value of purchase rights issued under the ESPP in the accompanying statements of operations. Had compensation cost for the Company’s stock option plan and ESPP been determined based on the fair market value at the grant dates for stock options and purchase rights granted consistent with the provisions of SFAS No. 123, the Company’s net loss would have been changed to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Net loss:
As reported	$(3,873)	$(559)
Expensed stock compensation under the intrinsic value, net of related tax effect	143	628
Stock-based compensation expense that would have been included in the determination of net loss had the fair value method been applied, net of related tax effect	(5,500)	(9,298)

Pro forma net loss	$(9,230)	$(9,229)

Net loss per share—basic and diluted:
As reported	$(0.06)	$(0.01)

Pro forma	$(0.14)	$(0.14)

8. STOCK OPTION EXCHANGE PROGRAM

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

9.    COMMITMENTS AND CONTINGENCIES

Purchase commitments

The Company outsources its manufacturing function to one third-party contract manufacturer and at March 31, 2003 it has purchase obligations to this vendor totaling $6.7 million. The Company is contingently liable for any inventory owned by the contract manufacturer that becomes excess and obsolete.

Product warranties

The Company’s standard warranty period for hardware is one to two years and includes repair or replacement guarantees for units with product defects. The Company’s software products carry a 90 day warranty and include technical assistance, insignificant bug fixes and feature updates. The standard warranty period is one to two years. The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates. If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required. However the Company concluded that no adjustment to pre-existing warranty accruals were necessary in the three months ended March 31, 2003. A reconciliation of the changes to the Company’s warranty accrual as of March 31, 2003 was as follows:

Three months Ended March 31, 2003
(in thousands)
(Unaudited)
Beginning balance	$979
Accruals for warranties issued	310
Settlements made during the period	(273)

Ending balance	$1,016

Legal proceedings

On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Company’s claims. The Company intends to defend the action vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in our financial statements as of March 31, 2003.

The Company is party to routine litigation incident to its business. The Company believes that none of these legal proceedings will have a material adverse effect on its consolidated financial statements take as a whole or its results of operations, financial position and cash flows.

10.    PURCHASED INTANGIBLES

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company will annually analyze the carrying value of goodwill and will adjust the carrying value if the assets’ value has been impaired. In addition, the Company will periodically evaluate if there are any events or indicator circumstances that would require an impairment assessment of the carrying value of the goodwill between each annual impairment assessment. For the three months ended March 31, 2003, no indicators of goodwill impairment were identified. The Company has elected to perform its annual impairment analysis during the fourth quarter of each year.

The gross carrying amounts and accumulated amortization of intangible assets are as follows (in thousands):

	Amortization Period	Gross Carrying Amount	March 31, 2003	Net	Gross Carrying Amount	December 31, 2002	Net
			Accumulated Amortization			Accumulated Amortization
Existing technology	52-72 months	$26,970	$(10,616)	$16,354	$26,970	$(9,481)	$17,489
Non-compete agreements	36 months	7,019	(5,547)	1,472	7,019	(4,962)	2,057
Customer base	36-72 months	18,140	(7,399)	10,741	18,140	(6,585)	11,555
Other	2-52 months	400	(333)	67	400	(327)	73

Total intangibles		$52,529	$(23,895)	$28,634	$52,529	$(21,355)	$31,174

Estimated future amortization expense is as follows (in thousands):

Fiscal Year
2003 (second, third and fourth quarter)	$7,336
2004	7,632
2005	7,356
2006	6,310

Total	$28,634

11. RECENT ACCOUNTING PRONOUNCEMENTS

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

In November 2002, the EITF reached a consensus on Emerging Issues Task Force Issue No. 00-21 (“EITF No. 00-21”), Accounting for Revenue Arrangements with Multiple Deliverable, on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, which for the Company would result in an adoption in the quarter ending September 30, 2003. The Company is currently assessing what the impact of the guidance would be on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently assessing what the impact of the guidance would be on its financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements which relate to future events or our future financial performance. In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. In addition, forward-looking statements in this document include, but are not limited to, those regarding: our sales efforts with respect to the enterprise market; product revenues and percentage of revenues derived from our different products; increased market opportunity for upgrade and subscription products and our dedication of resources with respect to upgrade and subscription products; expanded subscription revenue; revenue trends from license and service revenues; revenue trends resulting from the increased bundling and VPN functionality in our firewall products; expenditures for research and development, sales and marketing, and general and administrative functions; and our belief that existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements for at least the next twelve months. These statements are only predictions, and they are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth herein under the heading “Risk Factors” and also under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission. References to “we,” “our,” and “us” refer to SonicWALL, Inc. and its subsidiaries.

OVERVIEW

SonicWALL designs, develops, manufactures and sells Internet security infrastructure products designed to provide secure Internet access to broadband customers, enable secure Internet-based connectivity for distributed organizations and process secure transactions for enterprises and service providers. We believe our access security appliances provide high performance, robust, reliable, easy-to-use and affordable Internet firewall security and virtual private networking (“VPN”) functionalities. We also sell value-added security applications for our access security appliances including content filtering and anti-virus protection on an annual subscription basis. Our transaction security products provide high performance SSL acceleration and offloading that enable service providers and enterprises to deploy e-commerce and web-based applications without degrading web server performance. We sell our products primarily to customers in the small to medium enterprise, e-commerce, service provider, branch office and telecommuter markets. As of March 31, 2003, we have sold more than 350,000 of our Internet security appliances worldwide.

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

ACQUISITIONS

On November 14, 2000, we acquired Phobos Corporation (“Phobos”) for $211.5 million in a transaction accounted for as a purchase. Phobos designed, developed and sold scaleable SSL solutions for Internet service providers, application service providers, e-commerce companies and web hosting and enterprise network operations centers. Under the terms of the merger, 0.615 shares of our common stock were exchanged for each share of outstanding Phobos common stock at November 14, 2000, the closing date of the merger. In connection with the merger, we issued 9,906,000 shares of our common stock, and options and warrants to purchase 2,294,000 shares of our common stock. The total purchase price was based upon the average fair value of our common stock for five trading days surrounding the date the acquisition was announced. In addition, we paid $30 million in cash to the shareholders of Phobos based upon their pro-rata ownership percentage in Phobos. The merger agreement also provided for up to an additional $20 million in cash to be payable upon achievement of certain quarterly revenue targets during 2001, of which $4 million was earned and recorded as additional goodwill. Payments in the amount of $3 million and $1 million were made in 2001 and 2002, respectively. During the quarter ended June 30, 2002, we received 317,244 shares of our common stock back from Phobos in connection with the settlement and termination of the escrow fund, which resulted in a reduction of goodwill of approximately $5 million.

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

On October 25, 2001, we acquired substantially all of the assets and certain liabilities of RedCreek Communications, Inc. (“RedCreek”) in a transaction accounted for as a purchase. RedCreek developed and sold standards-based Internet security products for corporate data communications networks that enable the secure transmission of data between offices over the Internet. At the closing of the acquisition, we paid $12.5 million in cash, assumed certain current accounts payable and other liabilities of RedCreek, and forgave repayment of bridge loan amounts payable by RedCreek to us that were used by RedCreek to fund its operating expenses from the date the purchase agreement was signed until the closing of the acquisition. We also assumed RedCreek’s 2001 stock option plan and 206,500 options valued at $2.2 million issued thereunder. In the event RedCreek products achieve certain quarterly sales targets during 2001 to 2003, we are obligated to pay additional purchase consideration of up to $4.5 million in cash, which payments would be recorded, if and when payable, as adjustments to goodwill. As of March 31, 2003, no additional payments have been earned.

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

RESTRUCTURING

During the second quarter of 2002, we approved and initiated a restructuring plan designed to reduce our cost structure and integrate certain company functions. Accordingly, we recognized a restructuring charge of approximately $4.0 million during 2002. The restructuring charge consisted of $858,000 for workforce reduction costs across all geographic regions and functions, $1.9 million for excess facilities consolidation costs related to lease commitments for space no longer needed to support ongoing operations and $1.2 million for fixed asset impairments consisting primarily of leasehold improvements, computer equipment and related software, and furniture and fixtures.

During the first quarter of 2003, we recorded additional restructuring charges related to the 2002 restructuring plan totaling $162,000, consisting of $187,000 related to properties abandoned in connection with facilities consolidation, offset by $25,000 reversal for severance accrual for an employee who has remained with us. The additional facilities charges resulted from revisions of our estimates of future sublease income due to further deterioration of real estate market conditions. The estimated facility costs were based on our contractual obligations, net of assumed sublease income, based on current comparable rates for leases in their respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Future cash outlays are anticipated through December 2005, unless we negotiate to exit the leases at an earlier date.

The following table sets forth an analysis of the components of the second quarter of fiscal 2002 restructuring charge and the payments made against the reserve through March 31, 2003 (in thousands):

	Employee Severance Benefits	Facility Costs	Asset Impairments	Total
Restructuring provision:
Employee severance benefits	$858	$—	$—	$858
Facility costs	—	1,944	—	1,944
Asset impairments	—	—	1,167	1,167

Total	858	1,944	1,167	3,969
Cash paid	(833)	(527)	(58)	(1,418)
Non-cash charges	—	—	(1,109)	(1,109)

Reserve balance at December 31, 2002	25	1,417	—	1,442
Cash paid	—	(264)	—	(264)
Adjustments	(25)	187	—	162

Reserve balance at March 31, 2003	$—	$1,340	$—	$1,340

As a result of the restructuring, we expect to reduce compensation related expenses by approximately $1.7 million per quarter. We also expect to reduce facility related operating expenses in the amount of $209,000 per quarter, through the lease term expiring at the end of fiscal 2003. In the period from when the restructuring was initiated through March 31, 2003, we realized the expected benefits of these efforts.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended March 31,
	2003	2002
Revenue:
Product	70.2%	69.8%
License and service	29.8	30.2

Total revenue	100.0	100.0
Cost of revenue:
Product	28.7	24.5
License and service	7.8	3.5

Total cost of revenue	36.5	28.0

Gross margin	63.5	72.0

Operating expenses:
Research and development	21.2	18.2
Sales and marketing	50.6	41.0
General and administrative	12.5	10.0
Amortization of purchased intangibles	12.5	9.2
Restructuring charges	0.8	—
Stock-based compensation	0.7	2.2

Total operating expenses	98.3	80.6

Loss from operations	(34.8)	(8.6)
Interest income and other expense, net	6.4	6.0

Loss before income taxes	(28.4)	(2.6)
Benefit from income taxes	9.4	0.6

Net loss	(19.0)%	(2.0)%

        Product revenue. Revenue from sales of our products decreased to $14.3 million in the three months ended March 31, 2003 from $19.6 million in the three months ended March 31, 2002. The decrease in product revenues was across all geographies, and related primarily to a decrease in revenue from our PRO product line. We believe the decrease in PRO product line sales relates to increased competition in the mid-tier of our market. During the first quarter of 2003, we introduced new PRO products, our PRO 230 and PRO 330, which were designed to include new features to more effectively compete with other products in the market. These new products were not released into our Asia Pacific markets until late in the quarter, and this factor together with a weak Asian economy contributed to a 38% decrease in total revenues, or $1.1 million, from this region in the first quarter of 2003 compared to 2002. In addition, our OEM product revenues decreased by approximately $1 million in the first quarter of 2003 compared to 2002, which primarily related to lower sales of our SSL appliances to Cisco Systems. Our Small to Medium Enterprise (“SME”) products, including our TELE, SOHO and PRO product lines, represented approximately 94% of product revenues in the first quarter of 2003, compared to 87% of product revenues in the first quarter of 2002. Our transaction security and large network access security products, including our SSL and GX product lines and VPN products acquired from Redcreek, represented approximately 6% of product revenues in the first quarter of 2003 compared to 10% in the first quarter of 2002, a decrease of $1.1 million. In the first quarter of 2002, we generated approximately 3%, or $600,000, of product revenues from certain legacy products of acquired entities that have generally been brought to end of life within the first year of combined operations. These revenues have been generated from network infrastructure products that are not part of our long-term strategy. In the first quarter of 2003, we had insignificant product revenues from legacy products.

We anticipate going forward that a majority of our product revenues will continue to be generated from the SME access security market. We will continue to reach this market through our distribution and OEM channels. We have an enterprise sales team to address the needs of large enterprises. In addition to selling our GX and Global Management products, we believe that successful penetration of these accounts is a means of furthering our penetration of the SME market, as the perimeter of these networks are the branch office and telecommuter opportunities of the SME market. Our enterprise sales team and an OEM partner are also selling our transaction security products into medium and large enterprises. We expect transaction security revenues to represent less than 10% of product revenues in 2003, because we believe the size of the transaction security market is much smaller than the SME access security market.

License and service revenue. Revenue from licenses and services decreased to $6.1 million in the three months ended March 31, 2003 from $8.5 million in the three months ended March 31, 2002. License and service revenue is comprised primarily of licenses and services such as VPN upgrades, node upgrades, anti-virus protection and content filtering services that are sold into the installed base of access security appliances. In addition, we generate license and service revenues from extended service contracts, licensing of our Global Management software, licensing of our VPN ASIC, licensing of our firewall software, and professional services related to training, consulting and engineering services.

We expect the market opportunity for our subscription products sold to our installed base to increase as our installed base grows. We are dedicating increased sales and marketing resources to sell into our installed base, and we are also focusing resources on marketing renewals for existing subscriptions. In the first quarter of 2003, revenues from our two primary subscription products, content filtering and anti-virus protection, increased to $2.3 million from $1.8 million in the first quarter of 2002. In addition, in December 2001, we introduced new subscription service offerings across our product lines to provide our customers maintenance releases of our firmware and technical support. These offerings were very new to the market in the first quarter of 2002. In the first quarter of 2003, revenue from service contracts increased to approximately $1.7 million from approximately $600,000 in the first quarter of 2002, primarily due to this expanded offering and increased marketing efforts to our installed base.

Historically, a significant component of our license and services revenues have been VPN upgrades, which have been offered to our customers as separately licensed products after their initial purchase of an appliance. We continue to offer VPN upgrades to our customers that purchase products without bundled VPN functionality. However, there has been a trend in our market to offer VPN functionality as a bundled feature in a firewall product, and in response to this trend we have offered our customers the opportunity to purchase our products with bundled VPN functionality. The result of this trend has been a decline in our VPN upgrade license revenues. VPN upgrades represented 13% and 22% of license and service revenues in the first quarter of 2003 and 2002, respectively, a $1.1 million decrease. We expect this trend to continue as more of our customers choose to purchase VPN functionality through our bundled offerings.

Revenues from the licensing of our software and ASIC technology are more difficult to predict. Unlike our upgrade and subscription products marketed to our installed base, we do not have dedicated sales and marketing resources to pursue licensing transactions for our technology, but rather we pursue these opportunities as they arise. We generated approximately $2.3 million of revenues from the licensing of our software and ASIC technology in the first quarter of 2002, and generated insignificant revenues from the licensing of these products in the first quarter of 2003. This decrease related to the fact that we have not entered into any new license agreements for our ASIC technology. We do not believe that we will generate additional license revenues from our ASIC technology in the future due to the maturity of the underlying technology and competitive technologies available on the market. In addition, we generated minimal revenues from our OEM agreement with Netgear, under which they licensed our firewall software for integration into their products

Cost of product revenue; gross margin. Cost of product revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, warranty costs and inventory provisions or write-downs are included in cost of product revenue. Cost of product revenue decreased to $5.8 million in the three months ended March 31, 2003 from $6.9 million in the three months ended March 31, 2002, primarily related to a decrease in units shipped of approximately 5,000 units. Gross margin from product sales decreased to $8.4 million, or 59% of product revenue, for the three months ended March 31, 2003 from $12.7 million, or 65% of product revenue, in the three months ended March 31, 2002. The decrease in product gross margin is primarily attributable to lower average selling prices. Our average selling prices decreased due to competitive pricing pressure on our PRO products. In addition, we incurred price protection and other reserves related to the introduction of our PRO 230 and PRO 330 products. Finally, our gross margins were impacted by a higher mix of our product revenues being generated from our lower end TELE and SOHO products, some of which generate lower gross margins than our PRO products.

Cost of license and service revenue; gross margin. Cost of license and service revenue includes all costs associated with the production and delivery of our license and service products, including cost of packaging and materials and related costs paid to contract manufacturers, technical support costs related to our service contracts, co-location costs related to certain subscription products and personnel costs related to the delivery of training, consulting and professional services. Cost of license and service revenue increased to $1.6 million in the three months ended March 31, 2003 from $1 million in the three months ended March 31, 2002. This increase related primarily to technical support costs to support our increased service contract offerings.

Gross margin from license and service sales decreased to $4.5 million, or 74% of license and service revenue, for the three months ended March 31, 2003 from $7.5 million, or 88% of license and service revenue, in the three months ended March 31, 2002. This decrease related primarily to a decrease in sales of certain high gross margin products, including VPN upgrades and ASIC and firewall software licensing revenue, and increased sales of our lower gross margin service contract offerings.

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

Research and development. Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products. Research and development expenses decreased by 16% to $4.3 million in the three months ended March 31, 2003 from $5.1 million in the three months ended March 31, 2002. These expenses represented 21.2% and 18.2%, respectively, of revenue for such periods. The decrease in absolute dollars was primarily as a result of our restructuring plan, which was implemented in the second quarter of 2002 whereby salaries and related benefits decreased by approximately $640,000 as a result of termination of certain engineering personnel. In addition, we reduced our spending on fees paid to outside consultants by $180,000 in connection with our cost reduction efforts. We plan to increase our absolute dollar investments in research and development in the remainder of 2003 to expedite the development of certain key technologies that we believe are necessary for us to remain competitive. In particular we plan to increase our headcount during the remainder of 2003 to expedite the development of new PRO products, new subscription services and a new generation of our firmware.

Sales and marketing. Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, costs related to customer support, travel, tradeshows, promotional and advertising costs. Sales and marketing expenses decreased 11% to $10.3 million in the three months ended March 31, 2003 from $11.5 million in the three months ended March 31, 2002. These expenses were 50.6% and 41.0% of net sales for such periods, respectively. The decrease in absolute dollars was primarily related to our restructuring plan, which was implemented in the second quarter of 2002 whereby salaries and related benefits decreased by approximately $1.1 million as a result of termination of certain sales and marketing personnel. In addition, our co-op advertising costs decreased by approximately $500,000 as a result of the decrease in revenues. These decreases were offset by an increase of approximately $320,000 for our customer service costs related to a larger installed base. We expect to direct our sales and marketing expenses toward the expansion of domestic and international markets, introduction of new products and establishment and expansion of new distribution channels and OEM relationships.

General and administrative. General and administrative expenses were $2.5 million for the three months ended March 31, 2003, compared to $2.8 million for the three months ended March 31, 2002. These expenses represented 12.5% and 10% of total revenue for such periods, respectively. The decrease in absolute dollars was primarily as a result of our restructuring plan, which was implemented in the second quarter of 2002 whereby salaries and related benefits decreased by approximately $320,000. In addition we had a reduction in our allowance for doubtful accounts of approximately $200,000 related to a reduction in accounts receivable of approximately $4 million during the three months ended March 31, 2003. These decreases were offset by increased professional fees related in part to increased costs of corporate governance related to implementation of the Sarbanes-Oxley Act and increased insurance costs totaling approximately $220,000. We believe that general and administrative expenses will increase in absolute dollars and remain relatively stable as a percentage of total revenue as we incur costs related to new regulatory and corporate governance matters.

Amortization of goodwill and purchased intangibles. Amortization of goodwill and purchased intangibles represents the excess of the aggregate purchase price over the fair market value of the net tangible assets acquired by us in a business acquisition accounted for by us as a purchase. Purchased intangible assets, including existing technology, are being amortized over the estimated useful lives of three to six-year periods. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and intangibles related to acquired workforce are no longer being amortized effective January 1, 2002. Amortization of purchased intangibles was $2.5 million for the three months ended March 31, 2003 compared to $2.6 million for the three months ended March 31, 2002. The primary reason for the reduction was due to complete amortization of some of the purchased intangible assets acquired under the RedCreek acquisition. Amortization for the three months ended March 31, 2003 primarily consisted of $2.4 million, $49,000 and $38,000 relating to the amortization of intangibles associated with the acquisitions of Phobos, RedCreek, and Ignyte, respectively. Amortization for the three months ended March 31, 2002 primarily consisted of $2.4 million, $87,000 and $38,000 relating to the amortization of purchased intangibles associated with the acquisitions of Phobos, RedCreek and Ignyte, respectively.

Restructuring charges. As previously discussed, during the second quarter of 2002, we implemented a restructuring plan designed to reduce our cost structure and integrate certain company functions. The execution of the restructuring was completed as of the second quarter of 2002; however during the quarter ended March 31, 2003 we recorded additional restructuring charges totaling $162,000, consisting of $187,000 related to properties abandoned in connection with facilities consolidation, offset by $25,000 reversal for severance accrual for an employee who has remained with the Company. The additional facilities charges resulted from revisions of our estimates of future sublease income due to the further deterioration of real estate market conditions. We may adjust our restructuring related estimates in the future, if necessary. No similar expenses were incurred during the three months ended March 31, 2002.

Stock-based compensation. Stock-based compensation was $143,000 and $628,000 for the three months ended March 31, 2003 and 2002, respectively. These amounts primarily relate to the recognition of stock compensation of unvested options assumed in the Phobos and RedCreek acquisitions. We are amortizing deferred stock compensation over the vesting periods of the applicable options.

Interest income and other expense, net. Interest income and other expense, net consists primarily of interest income on our cash, cash equivalents and short-term investments, and was $1.3 million for the three months ended March 31, 2003 compared to $1.7 million in the three months March 31, 2002. The fluctuations in the short-term interest rates directly influence the interest income recognized by us. Interest rates for the three months ended March 31, 2003 decreased over the corresponding period of the prior fiscal year, resulting in lower interest income.

Benefit from income taxes. The benefit from income taxes in the three months ended March 31, 2003 was $1.9 million as compared to $170,000 in the three months ended March 31, 2002. In both periods, the benefit for income taxes is based on an estimated effective rate for each of the respective calendar years. Our effective tax rate of 33% and 23% for the three months ended March 31, 2003 and 2002, respectively, differs from the statutory federal and state tax rates for the three months ended March 31, 2003 and 2002 due principally to the effect of amortization of stock-based compensation, goodwill and intangibles, which are permanent, non-deductible book/tax differences.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2003, our cash, cash equivalents and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, increased by $2.1 million to $235 million as compared to an increase of $4.2 million to $231.4 million for the three month period ended March 31, 2002. Our working capital decreased for the three months ended March 31, 2003 by $1.6 million to $232.2 million as compared to an increase of $3.5 million to $228 million for the three months ended March 31, 2002.

For the three months ended March 31, 2003, cash generated from operating activities totaled $2.4 million compared to $6.3 million in the same period of the prior year. For the three month period ended March 31, 2003, cash provided by operating activities was the result of collection of accounts receivables and increases in accounts payable which was offset by payments of accrued liabilities, increases of prepaid expenses and net loss adjusted by non-cash items. For the three-month period ended March 31, 2002, cash provided by operating activities was a result of net loss adjusted by non-cash items and collection of accounts receivable offset by increases in inventory.

For the three months ended March 31, 2003, we generated cash from investing activities totaling $35.3 million, principally as a result of the net sale and maturity of $36.2 million of short-term investments offset by $831,000 used to purchase property and equipment. Net cash used in investing activities for the three months ended March 31, 2002 was $22.2 million, principally as a result of the net purchase of approximately $19.8 million of short-term investments and $940,000 of property and equipment. In addition, $1.4 million was used for the repayment of liabilities assumed upon the acquisitions of other businesses.

Financing activities provided $662,000 and $2.1 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in cash provided by financing activities relates to a decrease in sales of common stock, due to a decrease in quantity of stock options exercised for the three months ended March 31, 2003, compared to the three months ended March 31, 2002.

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

We do not have any other debt, long-term obligations or long-term capital commitments. See Note 10 to the December 31, 2002 Consolidated Financial Statements filed on Form 10-K for information regarding our operating leases. As of December 31, 2002, our aggregate future minimum lease commitments through 2006 totaled $6 million.

We outsource our manufacturing function to one third-party contract manufacturer and at March 31, 2003 we had purchase obligations to this vendor totaling $6.7 million. We are contingently liable for any inventory owned by the contract manufacturer that becomes excess and obsolete.

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

In November 2002, the EITF reached a consensus on Emerging Issues Task Force Issue No. 00-21 (“EITF No. 00-21”), Accounting for Revenue Arrangements with Multiple Deliverable, on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, which for us would result in an adoption in the quarter ending September 30, 2003. We are currently assessing what the impact of the guidance would be on our financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently assessing what the impact of the guidance would be on our financial statements.

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

Overall weakness in the general economy and volatility in the demand for Internet security products are two of the many factors underlying our inability to predict our revenue for a given period. We base our spending levels for product development, sales and marketing, and other operating expenses largely on our expected future revenue. A large proportion of our expenses are fixed for a particular quarter or year, and therefore, we may be unable to decrease our spending in time to compensate for any unexpected quarterly or annual shortfall in revenue. As a result, any shortfall in revenue could adversely affect our operating results. For the three months ended March 31, 2003, we reported a net loss of $3.9 million. We do not know if we will be able to achieve profitability in the future.

We depend on two major distributors for a significant amount of our revenue, and if they or others cancel or delay purchase orders, our revenue may decline and the price of our stock may fall.

To date, sales to two distributors have accounted for a significant portion of our revenue. For the three month period ended March 31, 2003, approximately 93% of our sales were to distributors and resellers, and Ingram Micro and Tech Data accounted for approximately 35% and 8% of our revenue, respectively. For the year ended December 31, 2002, approximately 91% of our sales were to distributors and resellers, and Ingram Micro and Tech Data accounted for approximately 21% and 26% of our revenue, respectively. For the year ended December 31, 2001, approximately 88% of our sales were to distributors, and Ingram Micro and Tech Data accounted for approximately 27% and 19% of our revenue, respectively. In addition, for the three months ended March 31, 2003 our top 10 customers accounted for 68% of our total revenues. For the year ended December 31, 2002 and 2001 our top 10 customers accounted for 70% or more of total revenues. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. Although we have limited one-year agreements with Ingram Micro and Tech Data and certain other large distributors, these contracts are subject to termination at any time. We cannot assure you that any of these customers will continue to place orders with us, that orders by these customers will continue at the levels of previous periods or that we will be able to obtain large orders from new customers. If any of the foregoing should occur, our revenues will likely decline and our business will be adversely affected. In addition, as of March 31, 2003 Ingram Micro and Tech Data represented $3.8 million and $730,000, respectively of our accounts receivable balance, constituting 36% and 7%, respectively of our total receivables. As of December 31, 2002, Ingram Micro and Tech Data represented $2 million and $5.5 million, respectively, of our accounts receivable balance, constituting 14% and 37%, respectively, of total receivables. The failure of any of these customers to pay us in a timely manner could adversely affect our balance sheet, our results of operations and our creditworthiness, which could make it more difficult to conduct business.

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

International revenue represented 35% of total revenue for the three months ended March 31, 2003, 34% of total revenue for the year ended December 31, 2002 and 32% of total revenue for the year ended December 31, 2001. For the three month period ended March 31, 2003, revenue from Japan represented 6% of our total revenue, and revenue from all other international regions collectively represented approximately 29% of our total revenue. For the year ended December 31, 2002, revenue from Japan represented 8% of our total revenue, and revenue from all other international regions collectively represented approximately 26% of our total revenue. We expect that international revenue will continue to represent a substantial portion of our total revenue in the foreseeable future. Our risks of doing business abroad include our ability to maintain distribution relationships on favorable terms, and if we are unable to do so, revenue may decrease from our international operations. Because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. We are subject to the risks of conducting business internationally, including potential foreign government regulation of our technology, general geopolitical risks associated with political and economic instability, changes in diplomatic and trade relationships, and foreign countries’ laws affecting the Internet generally.

Delays in deliveries from our component suppliers could cause our revenue to decline and adversely affect our results of operations.

Our products incorporate certain components or technologies that are available from single or limited sources of supply. Specifically, our products rely upon components from, among others, Motorola, Toshiba, IBM, Intel, HiFn and Broadcom and incorporate software products from third-party vendors. We do not have long-term supply arrangements with any vendor, and any disruption in the supply of these products or technologies may adversely affect our ability to obtain necessary components or technology for our products. If this were to happen, our product shipments may be delayed or lost, resulting in a decline in sales and a loss of revenue. In addition, our products utilize components that have in the past been subject to market shortages and price fluctuations. If we experience price increases in our product components, we will experience declines in our gross margin.

We depend on two partners to provide us with the anti-virus and content filtering software, and if they experience delays in product updates or provide us with products of substandard quality, our revenue may decline and our products are services may become obsolete.

We have arrangements with two partners to license their anti-virus and content filtering products. Our partners may fail to provide us with updated products or experience delays in providing us with updated products. In addition, our partners may provide us with products of substandard quality. If this happens, we may be unable to include these anti-virus and content filtering products in the products that we sell to our customers or our products might not contain the most advanced technology. Consequently, our customers may purchase products from one of our competitors, or sales to our customers may be delayed. In such a case, our revenues will be adversely affected. Anti-virus and content filtering revenue accounted for 11%, 7% and 5% of total revenue for the three months ended March 31, 2003, and for the years ended December 31, 2002 and 2001, respectively.

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

Our future success will depend largely on the efforts and abilities of our current senior management to execute our business plan. In July 2002, Cosmo Santullo, our former Chief Executive Officer, resigned. At that time, William Roach, Senior Vice President of Partners, Alliances and Strategic Accounts, was appointed to the role of Interim President and Chief Executive Officer. In March 2003, Matthew Medeiros joined SonicWALL as our President and Chief Executive Officer. Five other executives have also departed within the last six months. Changes in our senior management and any future departures of key employees may be disruptive to our business and may adversely affect our operations. For example, due to the recent changes in the position of chief executive officer, we may elect to adopt different business strategies or plans. There is no assurance that these new plans, if adopted, would be successful, and if any new strategies do not produce the desired results, our business may suffer.

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

We have entered into arrangements with original equipment manufacturers (“OEMs”) to sell our products, and these OEMs sell our technologies under their brand name. Our OEM revenues represented approximately 7%, 9% and 12% of total revenues for the three months ended March 31, 2003, and for the years ended December 31, 2002 and 2001, respectively. Some of our OEM partners are also competitors of ours, as those OEM partners have developed their own products that will compete against the products jointly-produced by our OEM partners and us. This increased competition could result in decreased sales of our product to our OEM customers, decreased revenues, lower prices and/or reduced gross margins. If any of the foregoing occur, our business may suffer.

Failure to expand our market share in the large enterprise market would harm expected revenues and results of operations.

Our experience in the larger enterprise market is relatively new and we did not achieve our expected level of penetration of large enterprise networks in 2002. As a result, our revenues were less than originally expected. Therefore, if potential large enterprise customers do not purchase our products in the expected volumes, our revenues would be below our expectations and our results of operations would suffer.

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

We currently rely on a combination of patent, trademark, copyright, and trade secret laws, confidentiality provisions and other contractual provisions to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized parties may misappropriate or infringe on our patents, trade secrets, copyrights, trademarks, service marks and similar proprietary rights. As of December 31, 2002, we have filed 14 United States patent applications, and we plan to aggressively pursue additional patent protection. Our pending patent applications may not result in the issuance of any patents. Even if we obtain such patents, that will not guarantee that our patent rights will be valuable, create a competitive barrier, or will be free from infringement. Furthermore, if any patent is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

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

Our discussion and analysis of financial condition and results of operations in this quarterly report is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to: sales returns and allowances; bad debt; inventory reserves; warranty reserves; restructuring reserves; intangible assets; and deferred taxes.

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our discussion and analysis of financial condition and results of operations in this quarterly report, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Examples of such estimates include, but are not limited to, those associated with valuation allowances and accrued liabilities, specifically sales returns and other allowances, allowances for doubtful accounts and warranty reserves. SFAS No. 142 requires that goodwill and other indefinite lived intangibles no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis or on an interim basis if circumstances change or if events occur that would reduce the fair value of a reporting unit below its carrying value. In 2002, we incurred a $87.6 million goodwill impairment charge. Actual results may differ from these and other estimates if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

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

Given our presence in Asia and Canada, the outbreak of SARS may negatively impact our operating results.

The recent outbreak of severe acute respiratory syndrome (SARS) that began in China, Hong Kong, Singapore, and Vietnam, and has since spread to Canada and other areas of the world, could have a negative impact on our operations. In particular, we have both customers, suppliers and sales personnel located in the affected areas of Asia and Canada, and therefore, our normal operating processes could be hindered by a number of SARS-related factors, including, but not limited to:

•	disruptions to our sales personnel and process in affected locations;

•	disruptions at our third-party suppliers located in affected locations;

•	disruptions in our customers’ operations in affected locations; and

•	reduced travel between ourselves, customers, and suppliers.

If the number of cases continues to rise or spread to other areas, our sales and operating results could be harmed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rates risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we classified our short-term investments as available-for-sale. Consequently, investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. As of March 31, 2003, our cash, cash equivalents and short-term investments included money-markets securities, corporate bonds, municipal bonds and commercial paper which are subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates changes prior to maturity.

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

The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted average interest rates as of March 31, 2003:

	Maturing In
	Less than one year	More than one year	Total
	(in thousands, except percentage data)
Short-term investments	$3,779	$67,305	$71,084
Weighted average interest rate	2.50%	2.51%

Foreign currency risk

We consider our exposure to foreign currency exchange rate fluctuations to be minimal. We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars. For the three months ended March 31, 2003, we earned approximately 35% of our revenue from international markets, which in the future may be denominated in various currencies. As a result, in the future our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. In addition, because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future. In addition, we have minimal cash balances denominated in foreign currencies. We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against us, three of our officers and directors, and certain of the underwriters in our initial public offering in November 1999 and our follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in our public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss our claims. We intend to defend the action vigorously.

We are party to routine litigation incident to our business. We believe that none of these legal proceedings will have a material adverse effect on our consolidated financial statements take as a whole or our results of operations, financial position and cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

PricewaterhouseCoopers LLP, the Company’s independent auditors provide certain tax advisory services. These services have been approved by the Audit Committee of the Company’s Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Number	Description
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

A current report on Form 8-K was filed with the Securities and Exchange Commission by SonicWALL on April 23, 2003 to announce its financial results for the fiscal quarter ending March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California.

SONICWALL, INC.

By:	/s/ MICHAEL J. SHERIDAN

Michael J. Sheridan, Senior Vice President of Strategy and Secretary, Chief Financial Officer (Principal Financial Officer, and Chief Accounting Officer and Authorized Signer)
Dated:	May 15, 2003

CERTIFICATIONS

I, Matthew Medeiros, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SonicWALL, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date:    May 15, 2003

/s/ MATTHEW MEDEIROS
Matthew Medeiros Chief Executive Officer

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

Date:    May 15, 2003

/s/ MICHAEL J. SHERIDAN
Michael J. Sheridan Senior Vice President of Strategy and Secretary, Chief Financial Officer