Form 10-Q
period 2003-06-30
SONICWALL INC
filed 2003-08-14
CIK 1093885

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

TITLE OF EACH CLASS	OUTSTANDING AT JUNE 30, 2003
Common Stock, no par value	67,680,537 Shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SONICWALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$146,486	$125,530
Short-term investments	87,438	107,354
Accounts receivable, net	8,727	13,274
Inventories	5,108	5,765
Deferred income taxes	—	14,065
Prepaid expenses and other current assets	2,304	3,416

Total current assets	250,063	269,404
Property and equipment, net	5,820	6,175
Goodwill	97,953	97,953
Purchased intangibles and other assets, net	26,474	31,566

	$380,310	$405,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,596	$6,802
Accrued restructuring	1,828	1,442
Accrued payroll and related benefits	3,956	4,780
Other accrued liabilities	5,024	4,960
Deferred revenue	17,034	13,394
Income taxes payable	736	4,265

Total current liabilities	34,174	35,643
Deferred income taxes	—	12,272

Total liabilities	34,174	47,915

Shareholders’ Equity:
Common stock	464,906	464,210
Deferred stock-based compensation	(39)	(364)
Accumulated other comprehensive income	166	267
Accumulated deficit	(118,897)	(106,930)

Total shareholders’ equity	346,136	357,183

	$380,310	$405,098

(1)	Amounts as of December 31, 2002 have been derived from the audited financial statements as of the same date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Product	$14,500	$21,771	$28,751	$41,374
License and service	6,901	5,973	12,956	14,472

Total revenue	21,401	27,744	41,707	55,846

Cost of revenue:
Product, excluding amortization of stock-based compensation of $2, $6, $5 and $26, respectively	7,344	6,520	13,181	13,405
License and service	1,371	1,004	2,955	1,986

Total cost of revenue	8,715	7,524	16,136	15,391

Gross margin	12,686	20,220	25,571	40,455

Operating expenses:
Research and development, excluding amortization of stock-based compensation of $10, $21, $52 and $184, respectively	4,714	4,431	9,017	9,543
Sales and marketing, excluding amortization of stock-based compensation of $237, $147, $365 and $528, respectively	10,255	11,427	20,523	22,951
General and administrative, excluding amortization (recovery) of stock-based compensation of $2, $30, ($28) and $94, respectively	2,874	2,509	5,408	5,316
Amortization of purchased intangibles	2,541	2,578	5,082	5,156
Restructuring charges	1,104	3,969	1,266	3,969
Amortization of stock-based compensation	251	204	394	832

Total operating expenses	21,739	25,118	41,690	47,767

Loss from operations	(9,053)	(4,898)	(16,119)	(7,312)
Interest income and other expense, net	1,032	1,695	2,325	3,380

Loss before income taxes	(8,021)	(3,203)	(13,794)	(3,932)
Benefit from (provision for) income taxes	(73)	1,093	1,827	1,263

Net loss	$(8,094)	$(2,110)	$(11,967)	$(2,669)

Net loss per share:
Basic and diluted	$(0.12)	$(0.03)	$(0.18)	$(0.04)

Shares used in computing net loss per share:
Basic and diluted	67,658	67,110	67,608	66,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(11,967)	$(2,669)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,868	6,785
Recovery of doubtful accounts	(363)	(105)
Amortization of stock-based compensation	394	832
Non-cash restructuring charges	98	1,109
Deferred income taxes	(1,960)	(1,902)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	4,909	4,562
Inventories	657	(952)
Prepaid expenses and other current assets	1,112	1,643
Other assets	11	(43)
Accounts payable	(1,206)	(1,985)
Accrued restructuring	386	1,979
Accrued payroll and related benefits	(824)	34
Other accrued liabilities	10	(429)
Deferred revenue	3,640	320
Income taxes payable	272	598

Net cash provided by operating activities	2,037	9,777

Cash flows from investing activities:
Purchase of property and equipment	(1,529)	(2,322)
Maturity and sale of short-term investments	135,565	371,117
Purchase of short-term investments	(115,798)	(297,711)
Acquisitions, net of cash acquired	—	(2,451)

Net cash provided by investing activities	18,238	68,633

Cash flows from financing activities:
Issuance of common stock under employee stock options and purchase plans	681	2,708

Net cash provided by financing activities	681	2,708

Net increase in cash and cash equivalents	20,956	81,118
Cash and cash equivalents at beginning of period	125,530	60,908

Cash and cash equivalents at end of period	$146,486	$142,026

Supplemental disclosure of non-cash investing and financing activities:
Reversal of deferred stock compensation for terminated employees	$(216)	$(1,101)
Adjustments to goodwill recorded for acquired businesses	$—	$(5,755)
Unrealized loss on short-term investments, net of taxes	$(101)	$(112)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by SonicWALL, Inc. (the “Company”), are unaudited and reflect all adjustments which are normal, recurring and, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2002, the critical accounting policies, and the risk factors as set forth in the Company’s Annual Report on Form 10-K. These publicly available documents are available on the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.

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

3. NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands, except per share amounts)
	2003	2002	2003	2002
Numerator:
Net loss	$(8,094)	$(2,110)	$(11,967)	$(2,669)

Denominator:
Weighted average common shares outstanding	67,658	67,139	67,608	66,979
Weighted average unvested common shares subject to repurchase	—	(29)	—	(47)

Denominator for basic and diluted calculation	67,658	67,110	67,608	66,932

Basic and diluted net loss per share	$(0.12)	$(0.03)	$(0.18)	$(0.04)

Potentially dilutive securities of 10,124,639 and 14,348,650 for the three and six month periods ended June 30, 2003 and 2002, respectively, consisting of options, warrants and restricted stock, were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(8,094)	$(2,110)	$(11,967)	$(2,669)
Unrealized gain (loss) on investment securities, net of taxes	(28)	116	(101)	(112)

Comprehensive loss	$(8,122)	$(1,994)	$(12,068)	$(2,781)

Accumulated other comprehensive loss, as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized gains and losses on investment securities.

5. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2003	December 31, 2002
Raw materials	$1,033	$1,869
Finished goods	4,075	3,896

	$5,108	$5,765

6. RESTRUCTURING CHARGES

During 2002 and 2003, the Company implemented two restructuring plans – one initiated in the second quarter of 2002 and the second initiated in the second quarter of 2003.

2002 Restructuring Plan

During the second quarter of 2002, the Company’s management approved and initiated a restructuring plan designed to reduce its cost structure and integrate certain Company functions. Accordingly, the Company recognized a restructuring charge of approximately $4.0 million during 2002. The restructuring charge consisted of $858,000 for workforce reduction costs across all geographic regions and functions; $1.9 million for excess facilities consolidation costs related to lease commitments for space no longer needed to support ongoing operations; and $1.2 million for fixed asset impairments consisting primarily of leasehold improvements, computer equipment and related software, and furniture and fixtures.

During the six months ended June 30, 2003, the Company recorded additional restructuring charges related to the 2002 restructuring plan totaling $269,000, consisting of $294,000 related to properties abandoned in connection with facilities consolidation, offset by $25,000 reversal for severance accrual for an employee who has remained with the Company. The additional facilities charges resulted from revisions of the Company’s estimates of future sublease income due to further deterioration of real estate market conditions. The estimated facility costs were based on the Company’s contractual obligations, net of estimated sublease income, based on current comparable rates for leases in their respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate by approximately $200,000. Future cash outlays are anticipated through December 2005, unless the Company negotiates to exit the leases at an earlier date.

The following table sets forth an analysis of the components of the 2002 restructuring plan and the payments made against the reserve from the second quarter of fiscal 2002 to June 30, 2003 (in thousands):

	Employee Severance Benefits	Facility Costs	Asset Impairments	Total
Restructuring charges incurred	$858	$1,944	$1,167	$3,969
Cash paid	(833)	(527)	(58)	(1,418)
Non-cash charges	—	—	(1,109)	(1,109)

Reserve balance at December 31, 2002	25	1,417	—	1,442
Cash paid	—	(427)	—	(427)
Adjustments	(25)	294	—	269

Reserve balance at June 30, 2003	$—	$1,284	$—	$1,284

2003 Restructuring Plan

During the second quarter of 2003, the Company’s management approved and initiated a restructuring plan designed to realign and further reduce its cost structure and integrate certain other Company functions. Accordingly, the Company recognized a restructuring charge related to the 2003 plan of approximately $997,000 during the second quarter of 2003. The restructuring charge consisted of $682,000 for workforce reduction costs across all geographic regions and functions; $217,000 for excess facilities consolidation costs related to lease commitments for space no longer needed to support ongoing operations; and $98,000 for fixed asset impairments consisting primarily of computer equipment and related software.

The restructuring plan will result in the abandonment of six facilities, five of which were abandoned as of June 30, 2003. The Company expects to complete the exit of its remaining facility during the third quarter of 2003, at which time the related restructuring charges will be recorded. The estimated facility costs were based on the Company’s discounted contractual obligations, net of assumed sublease income, based on current discounted comparable rates for leases in their respective markets. Should facilities operating lease rental rates decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate by approximately $180,000. Future cash outlays are anticipated through December 2006, unless the Company negotiates to exit the leases at an earlier date. The restructuring plan will result in the elimination of approximately 48 positions worldwide, 30 of which were eliminated as of June 30, 2003. The overall result of the reduction in workforce will be less than 48 positions as the Company realigns its workforce requirements.

In January 2003, the Company adopted the provisions of SFAS 146,” Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. Accordingly, the Company will record restructuring charges as the provisions of SFAS 146 are met. The Company expects to record restructuring charges of approximately $500,000 to $600,000 during the third quarter of 2003.

The following table sets forth an analysis of the components of the 2003 restructuring plan and the payments made for the plan during fiscal quarter ended June 30, 2003 (in thousands):

	Employee Severance Benefits	Facility Costs	Asset Impairments	Total
Restructuring charges incurred	$682	$217	$98	$997
Cash paid	(355)	—	—	(355)
Non-cash charges	—	—	(98)	(98)

Reserve balance at June 30, 2003	$327	$217	$—	$544

Summary information for combined restructuring plans

The restructuring reserve for the 2002 and 2003 plans combined totaled $1.8 million and $2.0 million as of June 30, 2003 and June 30, 2002, respectively. The Company recognized a restructuring charge of approximately $1.3 million related to both the 2003 and 2002 restructuring plan for the six-month period ended June 30, 2003 and a $4.0 million restructuring charge related to the 2002 restructuring plan for the six-month period ended June 30, 2002.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)
	2003	2002	2003	2002
Net loss:
As reported	$(8,094)	$(2,110)	$(11,967)	$(2,669)
Expensed stock compensation under intrinsic value, net of related tax effect	251	204	394	832
Stock-based compensation expense that would have been included in the determination of net loss had the fair value method been applied, net of related tax effect	(4,012)	(9,604)	(9,512)	(18,902)

Pro forma net loss	$(11,855)	$(11,510)	$(21,085)	$(20,739)

Net loss per share—basic and diluted:
As reported	$(0.12)	$(0.03)	$(0.18)	$(0.04)

Pro forma	$(0.18)	$(0.17)	$(0.31)	$(0.31)

8. STOCK OPTION EXCHANGE PROGRAM

In January 2003, the Company offered a voluntary stock option exchange program to its employees. The plan allowed employees, at their election, to cancel all or any portion of their unexercised stock options with exercise prices equal to or greater than $10.00 per share effective February 7, 2003, provided that, should an employee participate, any options granted to that employee within the six-month period preceding February 7, 2003 would be automatically cancelled. In exchange, the employees were granted on August 11, 2003, provided they were still employed by the Company at that time, new options to purchase a number of shares equal to the number of shares underlying the cancelled options (Note 13). The exercise price per share of the new options were as quoted on the NASDAQ National Market at the close of business on the new option grant date. Members of the SonicWALL Board of Directors, SonicWALL executive officers and certain other employees are not eligible to participate in the program.

The Company expects there will be no compensation charge as a result of the stock option exchange program.

Details regarding options cancelled under the program are as follows:

	Shares			Weighted Average Exercise Price
Price	Vested	Unvested	Total	Vested	Unvested	Total
$10.75–$19.00	774,739	944,008	1,718,747	$14.79	$14.98	$14.89
$19.01–$38.00	216,951	130,049	347,000	24.78	23.69	24.37
$38.01–$52.06	88,073	46,927	135,000	49.67	50.56	49.98

	1,079,763	1,120,984	2,200,747	$19.64	$17.48	$18.54

9. COMMITMENTS AND CONTINGENCIES

Purchase commitments

The Company outsources its manufacturing function to one third-party contract manufacturer. At June 30, 2003 the Company has non-cancelable purchase obligations to this vendor totaling approximately $2.8 million. The Company is contingently liable for inventory related to the non-cancelable purchase obligations in the event that the inventory becomes excess and obsolete.

Product warranties

The Company’s standard warranty period for hardware is one to two years and includes repair or replacement guarantees for units with product defects. The Company’s software products carry a 90 day warranty and include technical assistance, insignificant bug fixes and feature updates. The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates. If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required. However the Company concluded that no adjustment to pre-existing warranty accruals were necessary in the six months ended June 30, 2003. A reconciliation of the changes to the Company’s warranty accrual as of June 30, 2003 was as follows:

Six months Ended June 30, 2003
(in thousands)
(Unaudited)
Beginning balance	$979
Accruals for warranties issued	624
Settlements made during the period	(508)

Ending balance	$1,095

Guarantees and Indemnification Agreements

The Company is required under Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of June 31, 2003, the Company’s guarantees that were issued or modified after December 31, 2002 were not material.

The Company enters into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, the Company, indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual anytime after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these agreements is unlimited. The Company never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

The Company’s articles of incorporation limit the liability of directors to the full extent permitted by California law. In addition, the Company’s bylaws provide that the Company will indemnify its directors and officers to the fullest extent permitted by California law, including circumstances in which indemnification is otherwise discretionary under California law. The Company has entered into indemnification agreements with its directors and officers that may require the Company: to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to obtain directors’ and officers’ insurance if available on reasonable terms, which the Company currently has in place.

Legal proceedings

On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Company’s claims. A proposal has been made for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in our financial statements as of June 30, 2003.

The Company is party to routine litigation incident to its business. The Company believes that none of these legal proceedings will have a material adverse effect on its consolidated financial statements take as a whole or its results of operations, financial position and cash flows.

10. PURCHASED INTANGIBLES

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company will annually analyze the carrying value of goodwill and will adjust the carrying value if the assets’ value has been impaired. In addition, the Company will periodically evaluate if there are any events or indicator circumstances that would require an impairment assessment of the carrying value of the goodwill between each annual impairment assessment. For the six months ended June 30, 2003, no indicators of goodwill impairment were identified. The Company has elected to perform its annual impairment analysis during the fourth quarter of each year.

The gross carrying amounts and accumulated amortization of intangible assets are as follows (in thousands):

	Amortization Period	Gross Carrying Amount	June 30, 2003	Net	Gross Carrying Amount	December 31, 2002	Net
			Accumulated Amortization			Accumulated Amortization
Existing technology	52–72 months	$26,970	$(11,752)	$15,218	$26,970	$(9,481)	$17,489
Non-compete agreements	36 months	7,019	(6,132)	887	7,019	(4,962)	2,057
Customer base	36–72 months	18,140	(8,213)	9,927	18,140	(6,585)	11,555
Other	2–52 months	400	(339)	61	400	(327)	73

Total intangibles		$52,529	$(26,436)	$26,093	$52,529	$(21,355)	$31,174

Estimated future amortization expense is as follows (in thousands):

Fiscal Year
2003 (third and fourth quarter)	$4,795
2004	7,632
2005	7,356
2006	6,310

Total	$26,093

11. INCOME TAXES

As part of the process of preparing our consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves determining the Company’s income tax expense (benefit) together with calculating the deferred income tax expense (benefit) related to temporary differences resulting from differing treatment of items, such as deferred revenue or deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered through the generation of future taxable income.

As of June 30, 2003, the Company has a full valuation allowance against its net deferred tax assets because the determination was made that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future due to historical operating losses.

Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	June, 30 2003	December 31, 2002
Deferred tax assets:
Net operating loss carryforwards	$23,593	$22,529
Inventory reserves	1,080	1,080
Deferred revenue	1,163	1,163
Tax credits	5,562	5,562
Other reserves and accruals	4,141	4,142

Total deferred tax assets	35,539	34,476

Deferred tax liabilities:
Intangible assets	$(10,346)	$(12,272)

Net deferred tax assets	$25,193	$22,204
Valuation allowance	$(25,193)	$(20,411)
Net deferred tax assets	$0	$1,793

The net operating loss and research and development tax credit carryovers that make up the vast majority of the deferred tax assets will expire at various dates through the year 2023. Going forward, an assessment will be made on the continued need for the valuation allowance. After the Company has demonstrated profitability for a period of time and has begun utilizing the deferred tax assets, the valuation allowance may be reversed, likely resulting in a significant benefit to the statement of operations in some future period.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the EITF reached a consensus on Emerging Issues Task Force Issue No. 00-21 (“EITF No. 00-21”), Accounting for Revenue Arrangements with Multiple Deliverable, on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, which for the Company would result in an adoption in the quarter ending September 30, 2003. The Company does not expect the adoption of EITF No. 00-21 to have a material impact upon its financial position, cash flows or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect to identify any variable interest entities that must be consolidated.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”), Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material impact upon its financial position, cash flows or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact upon its financial position, cash flows or results of operations.

13. SUBSEQUENT EVENTS

On August 11, 2003, under the voluntary stock option exchange program, the Company issued approximately 1,847,000 stock options at an exercise price of $4.93.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements which relate to future events or our future financial performance. In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. In addition, forward-looking statements in this document include, but are not limited to, those regarding: revenue from, and our ability to reach, the access security market; the use of our direct sales force and distribution channels; the market opportunity for our subscription products; declining VPN upgrade trends; the lack of license revenues from our ASIC technology; our planned realignment of research and development resources; development of our new generation of products and subscription services; sales and marketing expenses; general and administrative expenses; completion of the restructuring announced in the second quarter of 2003 and expected future charges in connection therewith; and belief that existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months. These statements are only predictions, and they are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth herein under the heading “Risk Factors” and also under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission. References to “we,” “our,” and “us” refer to SonicWALL, Inc. and its subsidiaries.

OVERVIEW

SonicWALL designs, develops, manufactures and sells Internet security infrastructure products designed to provide secure Internet access to broadband customers, enable secure Internet-based connectivity for distributed organizations and process secure transactions for enterprises and service providers. We believe our access security appliances provide high performance, robust, reliable, easy-to-use and affordable Internet firewall security and virtual private networking (“VPN”) functionalities. We also sell value-added security applications for our access security appliances including content filtering and anti-virus protection on an annual subscription basis. Our transaction security products provide high performance SSL acceleration and offloading that enable service providers and enterprises to deploy e-commerce and web-based applications without degrading web server performance. We sell our products primarily to customers in the small to medium enterprise, e-commerce, service provider, branch office and telecommuter markets. As of June 30, 2003, we have sold more than 375,000 of our Internet security appliances worldwide.

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

On October 25, 2001, we acquired substantially all of the assets and certain liabilities of RedCreek Communications, Inc. (“RedCreek”) in a transaction accounted for as a purchase. RedCreek developed and sold standards-based Internet security products for corporate data communications networks that enable the secure transmission of data between offices over the Internet. At the closing of the acquisition, we paid $12.5 million in cash, assumed certain current accounts payable and other liabilities of RedCreek, and forgave repayment of bridge loan amounts payable by RedCreek to us that were used by RedCreek to fund its operating expenses from the date the purchase agreement was signed until the closing of the acquisition. We also assumed RedCreek’s 2001 stock option plan and 206,500 options valued at $2.2 million issued thereunder. In the event RedCreek products achieve certain quarterly sales targets during 2001 to 2003, we are obligated to pay additional purchase consideration of up to $4.5 million in cash, which payments would be recorded, if and when payable, as adjustments to goodwill. As of June 30, 2003, no additional payments have been earned.

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

RESTRUCTURING

During 2002 and 2003, we implemented two restructuring plans – one initiated in the second quarter of 2002 and the second initiated in the second quarter of 2003.

2002 Restructuring Plan

During the second quarter of 2002, we approved and initiated a restructuring plan designed to reduce our cost structure and integrate certain company functions. Accordingly, we recognized a restructuring charge of approximately $4.0 million during 2002. The restructuring charge consisted of $858,000 for workforce reduction costs across all geographic regions and functions; $1.9 million for excess facilities consolidation costs related to lease commitments for space no longer needed to support ongoing operations; and $1.2 million for fixed asset impairments consisting primarily of leasehold improvements, computer equipment and related software, and furniture and fixtures.

During the six months ended June 30, 2003, we recorded additional restructuring charges related to the 2002 restructuring plan totaling $269,000, consisting of $294,000 related to properties abandoned in connection with facilities consolidation, offset by $25,000 reversal for severance accrual for an employee who has remained with the Company. The additional facilities charges resulted from revisions of our estimates of future sublease income due to further deterioration of real estate market conditions. The estimated facility costs were based on our contractual obligations, net of assumed sublease income, based on current comparable rates for leases in their respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate by approximately $200,000. Future cash outlays are anticipated through December 2005, unless we negotiate to exit the leases at an earlier date.

The following table sets forth an analysis of the components of the 2002 restructuring plan and the payments made against the reserve from restructuring charges incurred the second quarter of fiscal 2002 to June 30, 2003 (in thousands):

	Employee Severance Benefits	Facility Costs	Asset Impairments	Total
Restructuring charges incurred	858	1,944	1,167	3,969
Cash paid	(833)	(527)	(58)	(1,418)
Non-cash charges	—	—	(1,109)	(1,109)

Reserve balance at December 31, 2002	25	1,417	—	1,442
Cash paid	—	(427)	—	(427)
Adjustments	(25)	294	—	269

Reserve balance at June 30, 2003	$—	$1,284	$—	$1,284

2003 Restructuring Plan

During the second quarter of 2003, we approved and initiated a restructuring plan designed to realign and further reduce our cost structure and integrate certain other company functions. Accordingly, we recognized a restructuring charge related to the 2003 plan of approximately $997,000 during the second quarter of 2003. The restructuring charge consisted of $682,000 for workforce reduction costs across all geographic regions and functions; $217,000 for excess facilities consolidation costs related to lease commitments for space no longer needed to support ongoing operations; and $98,000 for fixed asset impairments consisting primarily of computer equipment and related software.

The restructuring plan will result in the abandonment of six facilities, five of which were abandoned as of June 30, 2003. We expect to complete the exit of our remaining facility during the third quarter of 2003, at which time the related restructuring charges will be recorded. The estimated facility costs were based on our discount contractual obligations, net of assumed sublease income, based on current discounted comparable rates for leases in their respective markets. Should facilities operating lease rental rates decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate by approximately $180,000. Future cash outlays are anticipated through December 2006, unless we negotiate to exit the leases at an earlier date. The restructuring plan will result in the elimination of approximately 48 positions worldwide, 30 of which were eliminated as of June 30, 2003. The overall result of the reduction in workforce will be less than 48 positions as the Company realigns its workforce requirements.

In January 2003, the Company adopted the provisions of SFAS 146,” Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. Accordingly, the Company will record restructuring charges as the provisions of SFAS 146 are met. The Company expects to record restructuring charges of approximately $500,000 to $600,000 during the third quarter of 2003.

The following table sets forth an analysis of the components of the 2003 restructuring plan and the payments made for the plan during fiscal quarter ended June 30, 2003 (in thousands):

	Employee Severance Benefits	Facility Costs	Asset Impairments	Total
Restructuring charges incurred	$682	$217	$98	$997
Cash paid	(355)	—	—	(355)
Non-cash charges	—	—	(98)	(98)

Reserve balance at June 30, 2003	$327	$217	$—	$544

Summary information for combined restructuring plans

The restructuring reserve for the 2002 and 2003 restructuring plans combined totaled $1.8 million and $2.0 million as of June 30, 2003 and June 30, 2002, respectively. We recognized a restructuring charge of approximately $1.3 million related to both the 2003 and 2002 restructuring plan for the six-month period ended June 30, 2003 and a $4.0 million restructuring charge related to the 2002 restructuring plan for the six-month period ended June 30, 2002.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Product	67.8%	78.5%	68.9%	74.1%
License and service	32.2	21.5	31.1	25.9

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	34.3	23.5	31.6	24.0
License and service	6.4	3.6	7.1	3.6

Total cost of revenue	40.7	27.1	38.7	27.6

Gross margin	59.3	72.9	61.3	72.4

Operating expenses:
Research and development	22.0	16.0	21.6	17.1
Sales and marketing	47.9	41.2	49.2	41.1
General and administrative	13.4	9.0	13.0	9.5
Amortization of purchased intangibles	11.9	9.3	12.2	9.2
Restructuring charges	5.2	14.3	3.0	7.1
Stock-based compensation	1.2	0.7	0.9	1.5

Total operating expenses	101.6	90.5	99.9	85.5

Loss from operations	(42.3)	(17.6)	(38.6)	(13.1)
Interest income and other expense, net	4.8	6.1	5.5	6.1

Loss before income taxes	(37.5)	(11.5)	(33.1)	(7.0)
Benefit from (provision for) income taxes	(0.3)	3.9	4.4	2.2

Net loss	(37.8)%	(7.6)%	(28.7)%	(4.8)%

Product Revenue

Revenue from sales of our products decreased to $14.5 million in the three months ended June 30, 2003 from $21.8 million in the three months ended June 30, 2002. Revenue from the sales of our products decreased to $28.8 million in the six months ended June 30, 2003 from $41.4 million in the six months ended June 30, 2002. The decrease in product revenues was across all geographies, and related primarily to a decrease in revenue from our PRO and SOHO product lines. We believe the decrease in PRO product line sales relates to increased competition in the mid-tier of our market. The decrease in the SOHO product line relates to increased price pressures in the small business space of our market. During the second quarter of 2003, we introduced the SOHO TZW, which was designed to more effectively compete with other products and is the industry’s first firewall appliance that integrates secure wireless and VPN technology.

In addition, we experienced a decrease in revenue from our international markets. Our revenue from Asia decreased $2 million in the second quarter of 2003 as compared to the same period in 2002, which contributed to 32% of the total decrease in revenues. Our revenue from Europe decreased $2.4 million in the second quarter of as compared to 2002, which contribute to 39% of the total decrease in revenues. We believe the decrease in international revenues was in part related to decrease in shipments to our international market in anticipation of introduction of our new generation of products during the remainder of 2003. In addition, we have increased our sales reserves for price protection and obsolescence related to the anticipated product transition.

In addition, our OEM product revenues decreased by approximately $600,000 in the second quarter of 2003 compared to 2002, which primarily related to lower sales of our appliances to 3COM.

Our access security products , including our TELE, SOHO and PRO product lines, represented approximately 92% and 93% of product revenues in the three and six months ended June 30, 2003, respectively, compared to 89% and 88% of product revenues in the three and six months ended June 30, 2002, respectively. Our transaction security and large network access security products, including our SSL and GX product lines and VPN products acquired from RedCreek, represented approximately 8% and 7% of product revenues in the three and six months ended June 30, 2003, respectively, compared to 8% and 9% in the three and six months ended June 30, 2002, respectively. In the three and six months ended June 30, 2002, we generated approximately 3% of product revenues from certain legacy products of acquired entities that have generally been brought to end of life within the first year of combined operations. These revenues have been generated from network infrastructure products that are not part of our long-term strategy. In the three and six months ended June 30, 2003, we had insignificant product revenues from legacy products.

We anticipate going forward that a majority of our product revenues will continue to be generated from the access security market. We expect to reach this market primarily through our distribution channels. In addition, we will also address the needs of large enterprises mainly through our distribution channels.

License and Service Revenue

Revenue from licenses and services increased to $6.9 million in the three months ended June 30, 2003 from $6 million in the three months ended June 30, 2002. Revenue from licenses and services decreased to $13 million in the six months ended June 30, 2003 from $14.5 million in the six months ended June 30, 2002. License and service revenue is comprised primarily of licenses and services such as VPN upgrades, node upgrades, anti-virus protection and content filtering services that are sold into the installed base of access security appliances. In addition, we generate license and service revenues from extended service contracts, licensing of our Global Management software, licensing of our VPN ASIC, licensing of our firewall software, and professional services related to training, consulting and engineering services.

We expect the market opportunity for our subscription products (in particular our anti-virus and content filtering services) sold to our installed base to increase as our installed base grows. We are dedicating increased sales and marketing resources to sell into our installed base, and we are also focusing resources on marketing renewals for existing subscriptions. In the second quarter of 2003, revenues from our two primary subscription products, content filtering and anti-virus protection, increased to $2.4 million from $1.9 million in the second quarter of 2002. In the second quarter of 2003, revenue from service contracts increased to approximately $2.2 million from approximately $800,000 in the second quarter of 2002. The increase in license and service revenue was primarily due to the increase in our installed base combined with increased marketing efforts geared toward generating renewal contracts.

Historically, a significant component of our license and services revenues have been VPN upgrades, which have been offered to our customers as separately licensed products after their initial purchase of an appliance. We continue to offer VPN upgrades to our customers that purchase products without bundled VPN functionality. However, there has been a trend in our market to offer VPN functionality as a bundled feature in a firewall product, and in response to this trend we have offered our customers the opportunity to purchase our products with bundled VPN functionality. The result of this trend has been a decline in our VPN upgrade license revenues. VPN upgrades represented $330,000 and $1.1 million, or 5% and 8% of license and service revenues, in the three and six months ended June 30, 2003, respectively, compared to $584,000 and $1.7 million, or 10% and 12%, for the three and six months ended June 30, 2002, respectively. We expect this trend to continue as more of our customers choose to purchase VPN functionality through our bundled offerings.

Revenues from the licensing of our software and ASIC technology are more difficult to predict. Unlike our upgrade and subscription products marketed to our installed base, we do not have dedicated sales and marketing resources to pursue licensing transactions for our technology, but rather we pursue these opportunities as they arise. We generated approximately $2.3 million and $2.5 million of revenues from the licensing of our software and ASIC technology in the three and six months ended June 30, 2002, and generated insignificant revenues from the licensing of these products in the three and six months ended June 30, 2003. This decrease is related to the fact that we have not entered into any new license agreements for our ASIC technology. We do not believe that we will generate additional license revenues from our ASIC technology in the future due to the maturity of the underlying technology and competitive technologies available on the market.

Cost of Product Revenue; Gross Margin

Cost of product revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, warranty costs and inventory provisions or write-downs are included in cost of product revenue. Cost of product revenue increased to $7.3 million in the three months ended June 30, 2003 from $6.5 million in the three months ended June 30, 2002, primarily due to inventory reserves related to product obsolescence for our GX, SSL, and older generation products. During the second quarter of 2003, we implemented a restructuring plan under which we terminated the sales force that was focused on selling our GX and SSL products, which was the primary reason for the increase in the related inventory reserves. Gross margin from product sales decreased to $7.2 million, or 49% of product revenue, for the three months ended June 30, 2003 from $15.3 million, or 70% of product revenue, in the three months ended June 30, 2002. Cost of product revenue decreased to $13.2 million in the six months ended June 30, 2003 from $13.4 million in the six months ended June 30, 2002, primarily related to a decrease in the number of units sold during the period. Gross margin from product sales decreased to $15.6 million, or 54% of product revenue, for the six months ended June 30, 2003 from $28 million, or 68% of product revenue, in the six months ended June 30, 2002. The decrease in product gross margin is primarily attributable to lower average selling prices. Our average selling prices decreased due to competitive pricing pressure on our PRO products. Finally, our gross margins were impacted by a higher mix of our product revenues being generated from our TELE and SOHO products, some of which generate lower gross margins than our PRO products.

Cost of License and Service Revenue; Gross Margin

Cost of license and service revenue includes all costs associated with the production and delivery of our license and service products, including cost of packaging and materials and related costs paid to contract manufacturers, technical support costs related to our service contracts, co-location costs related to certain subscription products and personnel costs related to the delivery of training, consulting and professional services. Cost of license and service revenue increased to $1.4 million in the three months ended June 30, 2003 from $1 million in the three months ended June 30, 2002. This increase related primarily to technical support costs to support our increased service contract offerings. Cost of license and service revenue increased to $3 million in the six months ended June 30, 2003 from $2 million in the six months ended June 30, 2002. This increase related primarily to technical support costs to support our increased service contract offerings.

Gross margin from license and service sales increased to $5.5 million, or 80% of license and service revenue, for the three months ended June 30, 2003 from $5 million, or 83% of license and service revenue, in the three months ended June 30, 2002. This increase related primarily to an increase in sales of our content filtering and anti-virus products, a decrease in sales of certain high gross margin products, including VPN upgrades and increased sales of our lower gross margin service contract offerings. Gross margin from license and service sales decreased to $10 million, or 77% of license and service revenue, for the six months ended June 30, 2003 from $12.5 million, or 86% of license and service revenue, in the six months ended June 30, 2002. This decrease related primarily to a decrease in sales of certain high gross margin products, including VPN upgrades and ASIC license fees and increased sales of our lower gross margin service contract offerings.

Our gross margin has been and will continue to be affected by a variety of factors, including among others; competition; the mix and average selling prices of products; new product introductions and enhancements; fluctuations in manufacturing volumes; the cost of components and manufacturing labor; and the costs of providing technical support services under our service contracts. We must manage each of these factors effectively in order to maintain our gross margins levels.

Research and Development.

Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products. Research and development expenses increased by 6% to $4.7 million in the three months ended June 30, 2003 from $4.4 million in the three months ended June 30, 2002. These expenses represented 22% and 16%, respectively, of revenue for such periods. The increase in absolute dollars was primarily as a result of increased personnel costs due to overall increase in headcount whereby salaries and related benefits increased by approximately $290,000. In particular the increase in headcount during the three month period ended June 30, 2003 was related to the development of the new PRO products, new subscription services and a new generation of our firmware. Research and development expenses decreased by 6% to $9 million in the six months ended June 30, 2003 from $9.5 million in the six months ended June 30, 2002. These expenses represented 21.6% and 17.1%, respectively, of revenue for such periods. The decrease in absolute dollars was primarily as a result of our restructuring plan, which was implemented in the second quarter of 2002 whereby salaries and related benefits decreased by approximately $235,000 as a result of termination of certain engineering personnel. In addition, we reduced our spending on fees paid to outside consultants by $150,000 in connection with our cost reduction efforts. We plan to continue to increase our absolute dollar investments in research and development in the remainder of 2003 to expedite the development of certain key technologies that we believe are necessary for us to remain competitive. In particular we plan to realign our resources during the remainder of 2003 to expedite the development of our new generation of products, and subscription services.

Sales and Marketing.

Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, costs related to customer support, travel, tradeshows, promotional and advertising costs. Sales and marketing expenses decreased 10% to $10.3 million in the three months ended June 30, 2003 from $11.4 million in the three months ended June 30, 2002. These expenses were 47.9% and 41.2% of net sales for such periods, respectively. The decrease in absolute dollars was primarily related to our restructuring plan, which was implemented in the second quarter of 2002 whereby salaries and related benefits decreased by approximately $940,000 as a result of termination of certain sales and marketing personnel. In addition, our co-op advertising and commissions costs decreased by approximately $500,000 and $210,000, respectively as a result of the decrease in revenues. These decreases were offset by an increase of approximately $430,000 for marketing and selling related activities. Sales and marketing expenses decreased 11% to $20.5 million in the six months ended June 30, 2003 from $23 million in the six months ended June 30, 2002. These expenses were 49.2% and 41.1% of net sales for such periods, respectively. The decrease in absolute dollars was primarily related to our restructuring plan, which was implemented in the second quarter of 2002 whereby salaries and related benefits decreased by approximately $2.1 million as a result of termination of certain sales and marketing personnel. In addition, our co-op advertising costs decreased by approximately $1.0 million as a result of the decrease in revenues. These decreases were offset by an increase of approximately $320,000 and $520,000 for our customer service costs related to a larger installed base and marketing related activities, respectively. We expect to direct our sales and marketing expenses toward the expansion of domestic and international markets, introduction of new products and establishment and expansion of new distribution channels and OEM relationships.

General and Administrative.

General and administrative expenses were $2.9 million for the three months ended June 30, 2003, compared to $2.5 million for the three months ended June 30, 2002. These expenses represented 13.4% and 9% of total revenue for such periods, respectively. The increase in absolute dollars was primarily as a result of fees incurred for consultants to assist us in the strategy and execution of our restructuring plan in the amount of $200,000. In addition we incurred increased expenses related to public company matters including insurance costs and investor relation costs in the amount of $200,000. General and administrative expenses were $5.4 million for the six months ended June 30, 2003, compared to $5.3 million for the six months ended June 30, 2002. These expenses represented 13% and 9.5% of total revenue for such periods, respectively. The increase in absolute dollars was primarily a result of increased expenses related to public company matters, including costs of corporate governance related to compliance with the Sarbanes-Oxley Act, insurance costs and investor relations costs in the amount of $375,000. In addition we incurred costs for consultants to assist us in the strategy and execution of our restructuring plan in the amount of $200,000. These increases were offset in part by our 2002 restructuring plan, which was implemented in the second quarter of 2002 whereby salaries and related benefits decreased by approximately $275,000. In addition we had a reduction in our allowance for doubtful accounts of approximately $363,000 related to a reduction in accounts receivable of approximately $5.1 million during the six months ended June 30, 2003. We believe that general and administrative expenses will increase in absolute dollars and remain relatively stable as a percentage of total revenue as we incur costs related to new regulatory and corporate governance matters.

Amortization of Goodwill and Purchased Intangibles.

        Amortization of goodwill and purchased intangibles represents the excess of the aggregate purchase price over the fair market value of the net tangible assets acquired by us in a business acquisition accounted for by us as a purchase. Purchased intangible assets, including existing technology, are being amortized over the estimated useful lives of three to six-year periods. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and intangibles related to acquired workforce are no longer being amortized effective January 1, 2002. Amortization of purchased intangibles was $2.5 million for the three months ended June 30, 2003 compared to $2.6 million for the three months ended June 30, 2002. Amortization for the three months ended June 30, 2003 primarily consisted of $2.4 million, $49,000 and $38,000 relating to the amortization of intangibles associated with the acquisitions of Phobos, RedCreek, and Ignyte, respectively. Amortization for the three months ended June 30, 2002 primarily consisted of $2.4 million, $87,000 and $38,000 relating to the amortization of purchased intangibles associated with the acquisitions of Phobos, RedCreek and Ignyte, respectively. Amortization of purchased intangibles was $5.1 million for the six months ended June 30, 2003 compared to $5.2 million for the six months ended June 30, 2002. Amortization for the six months ended June 30, 2003 primarily consisted of $4.7 million, $98,000 and $77,000 relating to the amortization of intangibles associated with the acquisitions of Phobos, RedCreek, and Ignyte, respectively. Amortization for the six months ended June 30, 2002 primarily consisted of $4.7 million, $173,000 and $77,000 relating to the amortization of purchased intangibles associated with the acquisitions of Phobos, RedCreek and Ignyte, respectively. The primary reason for the reduction was due to complete amortization of some of the purchased intangible assets acquired under the RedCreek acquisition.

Restructuring Charges.

As previously discussed, we recently implemented two restructuring plans – one initiated in the second quarter of 2002 and the second initiated in the second quarter of 2003. Our restructuring plans are designed to realign and reduce our cost structure and integrate certain company functions. The execution of the 2003 restructuring plan was significantly completed as of the second quarter of 2003, and we plan to fully execute the plan during the third quarter of 2003. Accordingly, we recognized a restructuring charge related to the 2003 plan of approximately $997,000 during the second quarter of 2003. The restructuring plan will result in the elimination of approximately 48 positions worldwide, 30 of which were eliminated as of June 30, 2003. The overall result of the reduction in workforce will be less than 48 positions as we realign our workforce requirements. In addition the restructuring plan will result in the abandonment of six facilities, five of which were abandoned at June 30, 2003. We expect to record additional restructuring charges of approximately $500,000 to $600,000 upon the completion of the 2003 restructuring plan.

The execution of the 2002 restructuring plan was completed as of the second quarter of 2002, but during the quarter ended June 30, 2003 we recorded additional restructuring charges related to the 2002 restructuring plan totaling $107,000 for properties abandoned in connection with facilities consolidation. For the six-month period ended June 30, 2003 we recorded additional restructuring charges totaling $269,000, consisting of $294,000 related to properties abandoned in connection with facilities consolidation, offset by $25,000 reversal for severance accrual for an employee who has remained with the Company. The additional facilities charges resulted from revisions of our estimates of future sublease income due to the further deterioration of real estate market conditions. We may adjust our restructuring related estimates in the future, if necessary.

Stock-based Compensation.

Stock-based compensation was $251,000 and $204,000 for the three months ended June 30, 2003 and 2002, respectively. Stock-based compensation was $394,000 and $832,000 for the six months ended June 30, 2003 and 2002, respectively. These amounts primarily relate to the recognition of stock compensation of unvested options assumed in the Phobos and RedCreek acquisitions. We are amortizing deferred stock compensation over the vesting periods of the applicable options.

Interest Income and Other Expense, Net.

Interest income and other expense, net consists primarily of interest income on our cash, cash equivalents and short-term investments, and was $1 million and $2.3 million for the three and six month periods ended June 30, 2003, respectively compared to $1.7 million and $3.4 million in the three and six month periods ended June 30, 2002. The fluctuations in the short-term interest rates directly influence the interest income recognized by us. Interest rates for the three and six month periods ended June 30, 2003 decreased over the corresponding periods of the prior fiscal year, resulting in lower interest income.

Benefit from (Provision for) Income Taxes.

The provision for income taxes in the three months ended June 30, 2003 was $73,000 as compared to a benefit of $1.1 million in the three months ended June 30, 2002. The benefit from income taxes in the six months ended June 30, 2003 was $1.8 million as compared to a benefit of $1.3 million in the six months ended June 30, 2002. The effective tax rate for the six months ended June 30, 2003 and 2002 was 13% and 32%, respectively. As of June 30, 2003 we have a full valuation allowance against our deferred tax assets because the determination was made that it is more likely than not that all deferred tax asset may not be realized in the foreseeable future due to historical operating losses. The net operating loss and research and development tax credit carryovers that make up the vast majority of the deferred tax assets will expire at various dates through the year 2023. Going forward, we will assess the continued need for the valuation allowance. After we have demonstrated profitability for a period of time and begin utilizing a significant portion of the deferred tax assets, we may reverse the valuation allowance, likely resulting in a significant benefit to the statement of operations in some future period. At this time, we cannot reasonably estimate when this reversal might occur, if at all.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2003, our cash, cash equivalents and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, increased by $1 million to $234 million as compared to an increase of $6.1 million to $233.3 million for the six month period ended June 30 2002. Our working capital decreased for the six months ended June 30, 2003 by $17.9 million to $215.9 million as compared to an increase of $5.3 million to $229.8 million for the six months ended June 30, 2002.

For the six months ended June 30, 2003, cash generated from operating activities totaled $2 million compared to $9.8 million in the same period of the prior year. For the six month period ended June 30, 2003, cash provided by operating activities was the result of collection of accounts receivables, increases in deferred revenue and decreases in inventory and prepaid expenses which was offset by payments of accrued liabilities, decreases in accounts payable and net loss adjusted by non-cash items. For the six-month period ended June 30, 2002, cash provided by operating activities was a result of net loss adjusted by non-cash items, collection of accounts receivable and decrease in accounts payable and prepaid expenses offset by increases in inventory.

For the six months ended June 30, 2003, we generated cash from investing activities totaling $18.2 million, principally as a result of the net sale and maturity of $19.8 million of short-term investments offset by $1.5 million used to purchase property and equipment. Net cash used in investing activities for the six months ended June 30, 2002 was $68.6 million, principally as a result of the net sale and maturity of approximately $73.4 million of short-term investments and $2.3 million used to purchase property and equipment. In addition, $2.5 million was used for the repayment of liabilities assumed upon the acquisitions of other businesses.

Financing activities provided $681,000 and $2.7 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in cash provided by financing activities relates to a decrease in sales of common stock, due to a decrease in quantity of stock options exercised for the six months ended June 30, 2003, compared to the six months ended June 30, 2002.

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

We outsource our manufacturing function to one third-party contract manufacturer. At June 30, 2003 we had non-cancelable purchase obligations to this vendor totaling approximately $2.8 million. We are contingently liable for any inventory related to the non-cancelable purchase obligations in the event that the inventory becomes excess and obsolete.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the EITF reached a consensus on Emerging Issues Task Force Issue No. 00-21 (“EITF No. 00-21”), Accounting for Revenue Arrangements with Multiple Deliverable, on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, which for us would result in an adoption in the quarter ending September 30, 2003. We do not expect the adoption of EITF No. 00-21 to have a material impact on our financial position, cash flows or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect to identify any variable interest entities that must be consolidated.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”), Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. We do not expect the adoption of SFAS No. 149 to have a material impact upon our financial position, cash flows or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after June 15, 2003. We do not expect the adoption of SFAS No. 150 to have a material impact upon its financial position, cash flows or results of operations.

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

To succeed, we must continually introduce new products and change and improve our products in response to new competitive product introductions, rapid technological developments and changes in operating systems, broadband Internet access, application and networking software, computer and communications hardware, programming tools, computer language technology and other security threats. Product development for Internet security appliances requires substantial engineering time and testing. Releasing new products and services prematurely may result in quality problems, and delays may result in loss of customer confidence and market share. In the past, we have on occasion experienced delays in the scheduled introduction of new and enhanced products and services, and we may experience delays in the future. We may be unable to develop new products and services or achieve and maintain market acceptance of them once they have come to market. Furthermore, when we do introduce new or enhanced products and services, we may be unable to manage the transition from the older products and services to minimize disruption in customer ordering patterns, avoid excessive inventories of older products and deliver enough new products and services to meet customer demand. Specifically, we plan to introduce a new generation of products and subscription services during the remainder of 2003, and if any of the foregoing were to occur, our business could be adversely affected.

We depend on two major distributors for a significant amount of our revenue, and if they or others cancel or delay purchase orders, our revenue may decline and the price of our stock may fall.

To date, sales to two distributors have accounted for a significant portion of our revenue. For the six month period ended June 30, 2003, approximately 94% of our sales were to distributors and resellers, and Ingram Micro and Tech Data accounted for approximately 29% and 18% of our revenue, respectively. For the year ended December 31, 2002, approximately 91% of our sales were to distributors and resellers, and Ingram Micro and Tech Data accounted for approximately 21% and 26% of our revenue, respectively. For the year ended December 31, 2001, approximately 88% of our sales were to distributors, and Ingram Micro and Tech Data accounted for approximately 27% and 19% of our revenue, respectively. In addition, for the six months ended June 30, 2003 our top 10 customers accounted for 69% of our total revenues. For the year ended December 31, 2002 and 2001 our top 10 customers accounted for 70% or more of total revenues. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. Although we have limited one-year agreements with Ingram Micro and Tech Data and certain other large distributors, these contracts are subject to termination at any time. We cannot assure you that any of these customers will continue to place orders with us, that orders by these customers will continue at the levels of previous periods or that we will be able to obtain large orders from new customers. If any of the foregoing should occur, our revenues will likely decline and our business will be adversely affected. In addition, as of June 30, 2003 Ingram Micro and Tech Data represented $1.7 million and $3.3 million, respectively of our accounts receivable balance, constituting 19% and 35%, respectively of our total receivables. As of December 31, 2002, Ingram Micro and Tech Data represented $2 million and $5.5 million, respectively, of our accounts receivable balance, constituting 14% and 37%, respectively, of total receivables. The failure of any of these customers to pay us in a timely manner could adversely affect our balance sheet, our results of operations and our creditworthiness, which could make it more difficult to conduct business.

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

The market for Internet security products is worldwide and highly competitive. Competition in our market has significantly increased over the past year, and we expect competition to further intensify in the future. There are few substantial barriers to entry, and additional competition from existing competitors and new market entrants will likely occur in the future. Current and potential competitors in our markets include, but are not limited to the following, all of which sell worldwide or have a presence in most of the major markets for such products:

•	software vendors such as Check Point, Microsoft and Symantec;

•	network equipment manufacturers such as Cisco, Lucent Technologies, Nortel Networks and Nokia;

•	computer or network component manufacturers such as Intel;

•	security appliance and PCI card suppliers such as WatchGuard Technologies and NetScreen Technologies;

•	low-cost network hardware suppliers with products that include network security functionality such as Zyxel and D-link; and

•	encryption processing equipment manufacturers such as nCipher and Rainbow Technologies.

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

International revenue represented 28% of total revenue for the six months ended June 30, 2003, 34% of total revenue for the year ended December 31, 2002 and 32% of total revenue for the year ended December 31, 2001. For the six-month period ended June 30, 2003, revenue from Japan represented 5% of our total revenue, and revenue from all other international regions collectively represented approximately 23% of our total revenue. For the year ended December 31, 2002, revenue from Japan represented 8% of our total revenue, and revenue from all other international regions collectively represented approximately 26% of our total revenue. We expect that international revenue will continue to represent a substantial portion of our total revenue in the foreseeable future. Our risks of doing business abroad include our ability to maintain distribution relationships on favorable terms, and if we are unable to do so, revenue may decrease from our international operations. Because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. We are subject to the risks of conducting business internationally, including potential foreign government regulation of our technology, general geopolitical risks associated with political and economic instability, changes in diplomatic and trade relationships, and foreign countries’ laws affecting the Internet generally.

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

We depend on three partners to provide us with anti-virus and content filtering products , and if they experience delays in product updates or provide us with products of substandard quality, our revenue may decline and our products and services may become obsolete.

We have arrangements with two partners to license their anti-virus and content filtering products. Our partners may fail to provide us with updated products or experience delays in providing us with updated products. In addition, our partners may provide us with products of substandard quality. If this happens, we may be unable to include these anti-virus and content filtering products in the products that we sell to our customers or our products might not contain the most advanced technology. Consequently, our customers may purchase products from one of our competitors, or sales to our customers may be delayed. In such a case, our revenues will be adversely affected. Anti-virus and content filtering revenue accounted for 11%, 7% and 5% of total revenue for the six months ended June 30, 2003, and for the years ended December 31, 2002 and 2001, respectively.

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

Our future success will depend largely on the efforts and abilities of our current senior management to execute our business plan. In July 2002, Cosmo Santullo, our former Chief Executive Officer, resigned. At that time, William Roach, Senior Vice President of Partners, Alliances and Strategic Accounts, was appointed to the role of Interim President and Chief Executive Officer. In March 2003, Matthew Medeiros joined SonicWALL as our President and Chief Executive Officer. In April 2003, we hired Steve Franzese as our Vice President of Strategy. In July 2003, Michael Sheridan, our Chief Financial Officer and Vice President of Strategy, resigned at which time Kathleen Fisher joined SonicWALL as our Chief Financial Officer. Five other executives have also departed within the last six months. Changes in our senior management and any future departures of key employees may be disruptive to our business and may adversely affect our operations. For example, due to the recent changes in the position of chief executive officer and vice president of strategy, we may elect to adopt different business strategies or plans. There is no assurance that these new plans, if adopted, would be successful, and if any new strategies do not produce the desired results, our business may suffer.

We must be able to hire and retain sufficient qualified employees or our business will be adversely affected.

Our future depends in part on our ability to hire and retain key engineering, operations, finance, information systems, customer support and sales and marketing personnel. We do not have employment contracts with any of our employees, who may leave us at any time. We cannot assure you that we will be able to hire and retain a sufficient number of qualified personnel to meet our business needs. For example, we intend to hire engineering personnel in the future to expedite the development of new products and our inability to attract and retain these key employees could delay the development and introduction of, and negatively impact our ability to sell, our products.

We have difficulty predicting our future operating results or profitability due to volatility in general economic conditions and the Internet security market.

Overall weakness in the general economy and volatility in the demand for Internet security products are two of the many factors underlying our inability to predict our revenue for a given period. We base our spending levels for product development, sales and marketing, and other operating expenses largely on our expected future revenue. A large proportion of our expenses are fixed for a particular quarter or year, and therefore, we may be unable to decrease our spending in time to compensate for any unexpected quarterly or annual shortfall in revenue. As a result, any shortfall in revenue could adversely affect our operating results. For the six months ended June 30, 2003, we reported a net loss of $12 million. We do not know if we will be able to achieve profitability in the future.

We may experience competition from products developed by companies with whom we currently have OEM relationships.

We have entered into arrangements with original equipment manufacturers (“OEMs”) to sell our products, and these OEMs sell our technologies under their brand name. We currently have formed OEM relationships with two primary OEMs, 3Com and Cisco. Our OEM revenues represented approximately 6%, 9% and 12% of total revenues for the six months ended June 30, 2003, and for the years ended December 31, 2002 and 2001, respectively. Some of our OEM partners are also competitors of ours, as those OEM partners have developed their own products that will compete against the products jointly produced by our OEM partners and us. This increased competition could result in decreased sales of our product to our OEM customers, decreased revenues, lower prices and/or reduced gross margins. If any of the foregoing occur, our business may suffer.

Failure to generate revenues from the large enterprise market would harm expected revenues and results of operations.

We derive a portion of our revenues from the large enterprise market. If potential large enterprise customers do not purchase our products in the expected volumes, our revenues would be below our expectations and our results of operations would suffer.

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

The computer and information technology industry has seen frequent litigation over intellectual property rights. We may face infringement claims from third parties in the future, or we may resort to litigation to protect our intellectual property rights or trade secrets. We expect that infringement claims will be more frequent for Internet participants as the number of products, services and competitors grows and the functionality of products and services overlaps. Any litigation, regardless of its success, would probably be costly and require significant time and attention of our key management and technical personnel. An adverse result in litigation could also force us to:

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

An end customer’s decision to purchase our products often involves a significant commitment of its resources and a lengthy evaluation and product qualification process. Throughout the sales cycle, we often spend considerable time educating and providing information to prospective customers regarding the use and benefits of our products. Budget constraints and the need for multiple approvals within enterprises, carriers and government entities may also delay the purchase decision. Failure to obtain the required approval for a particular project or purchase decision may delay the purchase of our products. As a result, the sales cycle for our security systems is typically 60 to 90 days. Additionally, some of our products are highly complex systems designed for use in complex markets. These systems and products require us to maintain a sophisticated sales force, engage in extensive negotiations, and provide high-level engineering support to complete sales. If these systems and products are not successful with enterprise customers, our revenue could be below our expectations and our operating results could be adversely affected.

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

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our discussion and analysis of financial condition and results of operations in this quarterly report, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Examples of such estimates include, but are not limited to, those associated with valuation allowances and accrued liabilities, specifically sales returns and other allowances, allowances for doubtful accounts and warranty reserves. SFAS No. 142 requires that goodwill and other indefinite lived intangibles no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis or on an interim basis if circumstances change or if events occur that would reduce the fair value of a reporting unit below its carrying value. In 2002, we incurred an $87.6 million goodwill impairment charge. Actual results may differ from these and other estimates if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

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

Our business is subject to the risks of earthquakes, floods and other natural catastrophic events, and to interruption by manmade problems such as computer viruses or terrorism.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rates risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we classified our short-term investments as available-for-sale. Consequently, investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. As of June 30, 2003, our cash, cash equivalents and short-term investments included money-markets securities, corporate bonds, municipal bonds and commercial paper which are subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates changes prior to maturity.

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

The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted average interest rates as of June 30, 2003:

	Maturing In
	Less than one year	More than one year	Total
	(in thousands, except percentage data)
Short-term investments	$9,010	$78,428	$87,438
Weighted average interest rate	2.34%	1.87%

Foreign currency risk

We consider our exposure to foreign currency exchange rate fluctuations to be minimal. We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars. For the six months ended June 30, 2003, we earned approximately 28% of our revenue from international markets, which in the future may be denominated in various currencies. As a result, in the future our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. In addition, because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future. In addition, we have minimal cash balances denominated in foreign currencies. We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against us, three of our officers and directors, and certain of the underwriters in our initial public offering in November 1999 and our follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in our public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss our claims. A proposal has been made for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in our financial statements as of June 30, 2003.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Number	Description

10.1	Kathleen Fisher Offer Letter.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officerpursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

A current report on Form 8-K was filed with the Securities and Exchange Commission by SonicWALL on April 23, 2003 under Item 12 (Results of Operations and Financial Condition) to announce its financial results for the fiscal quarter ended March 31, 2003.

A current report on Form 8-K was filed with the Securities and Exchange Commission by SonicWALL on July 17, 2003 under Item 12 (Results of Operations and Financial Condition) to announce its financial results for the fiscal quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California.

SONICWALL, INC.

By:	/s/ KATHLEEN M. FISHER
Kathleen M. Fisher Chief Financial Officer (Principal Financial Officer, and Chief Accounting Officer and Authorized Signer)

Dated:  August 14, 2003

INDEX TO EXHIBITS

Number	Description

10.1	Kathleen Fisher Offer Letter.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.