Form 10-Q
period 2003-09-30
SONICWALL INC
filed 2003-11-14
CIK 1093885

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at September 30, 2003
Common Stock, no par value	68,205,128 Shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SONICWALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$159,691	$125,530
Short-term investments	78,013	107,354
Accounts receivable, net	9,725	13,274
Inventories	2,059	5,765
Deferred income taxes	—	14,065
Prepaid expenses and other current assets	3,188	3,416

Total current assets	252,676	269,404
Property and equipment, net	5,231	6,175
Goodwill	97,953	97,953
Purchased intangibles and other assets, net	23,927	31,566

	$379,787	$405,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,794	$6,802
Accrued restructuring	1,644	1,442
Accrued payroll and related benefits	4,736	4,780
Other accrued liabilities	4,725	4,960
Deferred revenue	17,728	13,394
Income taxes payable	788	4,265

Total current liabilities	36,415	35,643
Deferred income taxes	—	12,272

Total liabilities	36,415	47,915

Commitments and contingencies (see note 9)
Shareholders’ Equity:
Common stock	466,637	464,210
Deferred stock-based compensation	(18)	(364)
Accumulated other comprehensive income	96	267
Accumulated deficit	(123,343)	(106,930)

Total shareholders’ equity	343,372	357,183

	$379,787	$405,098

(1)	Amounts as of December 31, 2002 have been derived from the audited financial statements as of the same date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Product	$16,799	$19,349	$45,550	$60,723
License and service	7,322	5,062	20,278	19,534

Total revenue	24,121	24,411	65,828	80,257

Cost of revenue:
Product, excluding amortization of stock-based compensation of $1, $9, $7 and $35, respectively	7,373	6,198	20,554	19,603
License and service	1,252	1,210	4,207	3,196

Total cost of revenue	8,625	7,408	24,761	22,799

Gross margin	15,496	17,003	41,067	57,458

Operating expenses:
Research and development, excluding amortization of stock-based compensation of $14, $62, $65 and $246, respectively	5,280	4,419	14,684	14,391
Sales and marketing, excluding amortization of stock-based compensation of $20, $218, $385 and $746, respectively	9,219	10,129	29,355	32,651
General and administrative, excluding amortization (recovery) of stock-based compensation of $3, $39, ($25) and $133, respectively	3,208	3,183	8,616	8,499
Amortization of purchased intangibles	2,541	2,578	7,623	7,734
Restructuring charges	404	—	1,670	3,969
Amortization of stock-based compensation	38	328	432	1,160

Total operating expenses	20,690	20,637	62,380	68,404

Loss from operations	(5,194)	(3,634)	(21,313)	(10,946)
Interest income and other expense, net	891	1,334	3,216	4,714

Loss before income taxes	(4,303)	(2,300)	(18,097)	(6,232)
Benefit from (provision for) income taxes	(143)	775	1,684	2,038

Net loss	$(4,446)	$(1,525)	$(16,413)	$(4,194)

Net loss per share:
Basic and diluted	$(0.07)	$(0.02)	$(0.24)	$(0.06)

Shares used in computing net loss per share:
Basic and diluted	67,924	67,289	67,714	67,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(16,413)	$(4,194)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,286	10,086
Recovery of doubtful accounts	(363)	(105)
Amortization of stock-based compensation	432	1,160
Non-cash restructuring charges	98	1,109
Deferred income taxes	(1,960)	(2,865)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	3,912	3,100
Inventories	3,706	(1,185)
Prepaid expenses and other current assets	228	2,030
Other assets	16	(43)
Accounts payable	(8)	(820)
Accrued restructuring	202	1,685
Accrued payroll and related benefits	(44)	509
Other accrued liabilities	(64)	(753)
Deferred revenue	4,334	271
Income taxes payable	324	765

Net cash provided by operating activities	4,686	10,750

Cash flows from investing activities:
Purchase of property and equipment	(1,817)	(3,229)
Maturity and sale of short-term investments	161,406	432,265
Purchase of short-term investments	(132,284)	(342,141)
Acquisitions, net of cash acquired	—	(2,451)

Net cash provided by investing activities	27,305	84,444

Cash flows from financing activities:
Issuance of common stock under employee stock options and purchase plans	2,170	3,297

Net cash provided by financing activities	2,170	3,297

Net increase in cash and cash equivalents	34,161	98,491
Cash and cash equivalents at beginning of period	125,530	60,908

Cash and cash equivalents at end of period	$159,691	$159,399

Supplemental disclosure of non-cash investing and financing activities:
Reversal of deferred stock compensation for terminated employees	$(216)	$(1,178)
Adjustments to goodwill recorded for acquired businesses	$—	$(8,186)
Unrealized loss on short-term investments, net of taxes	$(171)	$(67)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by SonicWALL, Inc. (the “Company”), are unaudited and reflect all adjustments which are normal, recurring and, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods presented. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Such reclassifications did not change the previously reported revenues, loss from operations, net loss amounts or shareholder’s equity. For example, the Company reclassified certain product management costs from sales and marketing expense to research and development expense to be comparable to current presentation. The condensed consolidated statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2002, the critical accounting policies, and the risk factors as set forth in the Company’s Annual Report on Form 10-K. These publicly available documents are available on the SEC’s website at http://www.sec.gov. You may also read and copy any document the Company files at the SEC’s public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.

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

3. NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands, except per share amounts)
	2003	2002	2003	2002
Numerator:
Net loss	$(4,446)	$(1,525)	$(16,413)	$(4,194)
Denominator:
Weighted average common shares outstanding	67,924	67,291	67,714	67,084
Weighted average unvested common shares subject to repurchase	—	(2)	—	(32)

Denominator for basic and diluted calculation	67,924	67,289	67,714	67,052

Basic and diluted net loss per share	$(0.07)	$(0.02)	$(0.24)	$(0.06)

Potentially dilutive securities of 11,549,421 and 11,818,224 for the three and nine month periods ended September 30, 2003 and 2002, respectively, consisting of options, warrants and restricted stock, were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(4,446)	$(1,525)	$(16,413)	$(4,194)
Unrealized gain (loss) on investment securities, net of taxes	(70)	45	(171)	(67)

Comprehensive loss	$(4,516)	$(1,480)	$(16,584)	$(4,261)

Accumulated other comprehensive income, as presented on the accompanying condensed consolidated balance sheets, consists of the net unrealized gains and losses on investment securities.

5. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Raw materials	$255	$1,869
Finished goods	1,804	3,896

	$2,059	$5,765

6. RESTRUCTURING CHARGES

During 2002 and 2003, the Company implemented two restructuring plans – one initiated in the second quarter of 2002 and the second initiated in the second quarter of 2003.

2002 Restructuring Plan

During the second quarter of 2002, the Company’s management approved and initiated a restructuring plan designed to reduce its cost structure and integrate certain Company functions. Accordingly, the Company recognized a restructuring charge of approximately $4.0 million during 2002. The restructuring charge consisted of $858,000 for workforce reduction costs across all geographic regions and functions; $1.9 million for excess facilities consolidation costs related to lease commitments for space no longer needed to support ongoing operations; and $1.2 million for fixed asset abandonments consisting primarily of leasehold improvements, computer equipment and related software, and furniture and fixtures.

During the nine months ended September 30, 2003, the Company recorded additional restructuring charges related to the 2002 restructuring plan totaling $275,000, consisting of $300,000 related to properties abandoned in connection with facilities consolidation, offset by $25,000 reversal for severance accrual for an employee who has remained with the Company. The additional facilities charges resulted from revisions of the Company’s estimates of future sublease income due to further deterioration of real estate market conditions. The estimated facility costs were based on the Company’s contractual obligations, net of estimated sublease income, based on current comparable rates for leases in their respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate by approximately $180,000. Future cash outlays are anticipated through December 2005, unless the Company negotiates to exit the leases at an earlier date.

The following table sets forth an analysis of the components of the 2002 restructuring plan and the payments made against the reserve from the second quarter of fiscal 2002 to September 30, 2003 (in thousands):

	Employee Severance Benefits	Facility Costs	Asset Impairments	Total
Restructuring charges incurred	$858	$1,944	$1,167	$3,969
Cash paid	(833)	(527)	(58)	(1,418)
Non-cash charges	—	—	(1,109)	(1,109)

Reserve balance at December 31, 2002	25	1,417	—	1,442
Cash paid	—	(618)	—	(618)
Adjustments	(25)	300	—	275

Reserve balance at September 30, 2003	$—	$1,099	$—	$1,099

2003 Restructuring Plan

During the second quarter of 2003, the Company’s management approved and initiated a restructuring plan designed to realign and further reduce its cost structure and integrate certain other Company functions. Accordingly, the Company recognized a restructuring charge related to the 2003 plan of approximately $997,000 during the second quarter of 2003. The restructuring charge consisted of $682,000 for workforce reduction costs across all geographic regions and functions; $217,000 for excess facilities consolidation costs related to lease commitments for space no longer needed to support ongoing operations; and $98,000 for fixed asset abandonments consisting primarily of computer equipment and related software. During the three months ended September 30, 2003, the Company recorded additional restructuring charges related to the 2003 restructuring plan totaling $398,000, consisting of $384,000 for workforce reduction costs and $14,000 related to properties abandoned in connection with facilities consolidation. The additional facilities charges resulted from revisions of the Company’s estimates of future sublease income due to further deterioration of real estate market conditions.

The restructuring plan resulted in the abandonment of four facilities. The estimated facility costs were based on the Company’s discounted contractual obligations, net of assumed sublease income, based on current discounted comparable rates for leases in their respective markets. Should facilities operating lease rental rates decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate by approximately $155,000. Future cash outlays are anticipated through December 2006, unless the Company negotiates to exit the leases at an earlier date. The restructuring plan will result in the elimination of approximately 40 to 48 positions worldwide, 39 of which were eliminated as of September 30, 2003. The overall result of the reduction in workforce will be less than the total positions eliminated as the Company realigns its workforce requirements.

In January 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. Accordingly, for exit or disposal activities initiated after December 31, 2002 the Company will record restructuring charges as the provisions of SFAS 146 are met.

The following table sets forth an analysis of the components of the 2003 restructuring plan and the payments made for the plan from the second quarter of fiscal 2003 to September 30, 2003 (in thousands):

	Employee Severance Benefits	Facility Costs	Asset Impairments	Total
Restructuring charges incurred	$682	$217	$98	$997
Cash paid	(355)	—	—	(355)
Non-cash charges	—	—	(98)	(98)

Reserve balance at June 30, 2003	327	217	—	544
Restructuring charges incurred	384			384
Cash paid	(360)	(37)	—	(397)
Adjustments	—	14	—	14

Reserve balance at September 30, 2003	$351	$194	$—	$545

Summary information for combined restructuring plans

The restructuring reserve for the 2002 and 2003 plans combined totaled $1.6 million and $1.4 million as of September 30, 2003 and December 31, 2002, respectively. The Company recognized a restructuring charge of approximately $1.7 million related to both the 2003 and 2002 restructuring plan for the nine-month period ended September 30, 2003 and a $4.0 million restructuring charge related to the 2002 restructuring plan for the nine-month period ended September 30, 2002.

The following table sets forth an analysis of the components of the 2002 and 2003 restructuring plan and the payments made against the reserve from the second quarter of fiscal 2002 to September 30, 2003 (in thousands):

	Employee Severance Benefits	Facility Costs	Asset Impairments	Total
Restructuring charges incurred	$858	$1,944	$1,167	$3,969
Cash paid	(833)	(527)	(58)	(1,418)
Non-cash charges	—	—	(1,109)	(1,109)

Reserve balance at December 31, 2002	25	1,417	—	1,442
Restructuring charges incurred	1,066	217	98	1,381
Cash paid	(715)	(655)	—	(1,370)
Adjustments	(25)	314		289
Non-cash charges	—	—	(98)	(98)

Reserve balance at September 30, 2003	$351	$1,293	$—	$1,644

7. STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, compensation has been recognized using the intrinsic value method prescribed in Accounting Principle Board (APB) opinion No. 25 “ Accounting for Stock issued to Employees” (APB No. 25) for the Company’s stock option plan and the purchase rights issued under the ESPP in the accompanying statements of operations. Had compensation cost for the Company’s stock option plan and ESPP been determined based on the fair market value at the grant dates for stock options and purchase rights granted consistent with the provisions of SFAS No. 123, the Company’s net loss would have been changed to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)
	2003	2002	2003	2002
Net loss:
As reported	$(4,446)	$(1,525)	$(16,413)	$(4,194)
Expensed stock compensation under intrinsic value, net of related tax effect	38	328	432	1,160
Stock-based compensation expense that would have been included in the determination of net loss had the fair value method been applied, net of related tax effect	(5,209)	(10,020)	(14,721)	(28,922)

Pro forma net loss	$(9,617)	$(11,217)	$(30,702)	$(31,956)

Net loss per share—basic and diluted:
As reported	$(0.07)	$(0.02)	$(0.24)	$(0.06)

Pro forma	$(0.14)	$(0.17)	$(0.45)	$(0.48)

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

To replace the cancelled options, options to purchase approximately 1.8 million shares of Common Stock were granted on August 11, 2003, at an exercise price of $4.93 per share as quoted on the NASDAQ National Market at the close of business at that day. The vesting of the replacement options remained unchanged. Under SFAS Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions involving Stock Compensation”, stock options granted to participants of the option exchange program during the six month period prior to implementation of the option exchange program that were not cancelled as part of the program, and during the six month period following implementation of the option exchange program, are subject to variable plan accounting beginning in the fiscal quarter when the grant occurred. Options granted to employees participating in the program within the six month period prior to the start of the offer period were all cancelled as part of the exchange. In addition, the Company did not grant any stock options to the employees participating in the exchange program in the 6 months following the cancellation date. Accordingly, the replacement option to purchase 1.8 million shares of Common Stock that were granted outside the six month period following the implementation of the option exchange program are subject to fixed plan accounting.

9. COMMITMENTS AND CONTINGENCIES

Purchase commitments

The Company outsources its manufacturing function to one third-party contract manufacturer. At September 30, 2003 the Company has non-cancelable purchase obligations to this vendor totaling approximately $5.4 million. The Company is contingently liable for inventory related to the non-cancelable purchase obligations in the event that the inventory becomes excess and obsolete.

Product warranties

The Company’s standard warranty period for hardware is one to two years and includes repair or replacement guarantees for units with product defects. The Company’s software products carry a 90 day warranty and include technical assistance, insignificant bug fixes and feature updates. The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates. If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required. However the Company concluded that no adjustment to pre-existing warranty accruals were necessary in the nine months ended September 30, 2003. A reconciliation of the changes to the Company’s warranty accrual as of September 30, 2003 and September 30, 2002 was as follows:

	Nine months Ended September 30, 2003	Nine months Ended September 30, 2002
	(in thousands)	(in thousands)
	(Unaudited)	(Unaudited)
Beginning balance	$979	$1,005
Accruals for warranties issued	790	361
Settlements made during the period	(674)	(392)

Ending balance	$1,095	$974

Guarantees and Indemnification Agreements

The Company is required under Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of September 30, 2003, the Company’s guarantees that were issued or modified after December 31, 2002 were not material.

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company, indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual anytime after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

The Company’s articles of incorporation limit the liability of directors to the full extent permitted by California law. In addition, the Company’s bylaws provide that the Company will indemnify its directors and officers to the fullest extent permitted by California law, including circumstances in which indemnification is otherwise discretionary under California law. The Company has entered into indemnification agreements with its directors and officers that may require the Company: to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to obtain directors’ and officers’ insurance if available on reasonable terms, which the Company currently has in place. In addition, the Company has entered into employment agreements with certain executives where the Company may be required to pay severance benefits up to 18 months of salary, bonuses and accelerate stock options.

Legal proceedings

On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Company’s claims. A proposal has been made for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in the Company’s financial statements as of September 30, 2003.

Additionally, the Company is party to routine litigation incident to its business. The Company believes that none of these legal proceedings will have a material adverse effect on its consolidated financial statements take as a whole or its results of operations, financial position and cash flows.

10. PURCHASED INTANGIBLES

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company will annually analyze the carrying value of goodwill and will adjust the carrying value if the assets’ value has been impaired. In addition, the Company will periodically evaluate if there are any events or indicator circumstances that would require an impairment assessment of the carrying value of the goodwill between each annual impairment assessment. For the nine months ended September 30, 2003, no indicators of goodwill impairment were identified. The Company has elected to perform its annual impairment analysis during the fourth quarter of each year.

The gross carrying amounts and accumulated amortization of intangible assets are as follows (in thousands):

	Amortization Period	Gross Carrying Amount	September 30, 2003	Net	Gross Carrying Amount	December 31, 2002	Net
			Accumulated Amortization			Accumulated Amortization
Existing technology	52–72 months	$26,970	$(12,888)	$14,082	$26,970	$(9,481)	$17,489
Non-compete agreements	36 months	7,019	(6,717)	302	7,019	(4,962)	2,057
Customer base	36–72 months	18,140	(9,028)	9,112	18,140	(6,585)	11,555
Other	2–52 months	400	(344)	56	400	(327)	73

Total intangibles		$52,529	$(28,977)	$23,552	$52,529	$(21,355)	$31,174

Estimated future amortization expense is as follows (in thousands):

Fiscal Year
2003 (fourth quarter)	$2,254
2004	7,632
2005	7,356
2006	6,310

Total	$23,552

11. INCOME TAXES

As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves determining the Company’s income tax expense (benefit) together with calculating the deferred income tax expense (benefit) related to temporary differences resulting from differing treatment of items, such as deferred revenue or deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered through the generation of future taxable income.

As of September 30, 2003, the Company has a full valuation allowance against its net deferred tax assets because the Company determined that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future due to historical operating losses.

Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	September, 30 2003	December 31, 2002
Deferred tax assets:
Net operating loss carryforwards	$23,593	$22,529
Inventory reserves	1,080	1,080
Deferred revenue	1,163	1,163
Tax credits	5,562	5,562
Other reserves and accruals	4,141	4,142

Total deferred tax assets	35,539	34,476
Deferred tax liabilities:
Intangible assets	$(10,346)	$(12,272)

Net deferred tax assets	$25,193	$22,204
Valuation allowance	$(25,193)	$(20,411)

Net deferred tax assets	$0	$1,793

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

12. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Emerging Issues Task Force Issue No. 00-21 (“EITF No. 00-21”), Accounting for Revenue Arrangements with Multiple Deliverable, on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, which for the Company resulted in an adoption in the quarter ending September 30, 2003. The adoption of EITF No. 00-21 did not have any impact on our financial position, cash flows or results of operations.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ( variable interest entities or VIE s ) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary ). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for VIEs created after February 1, 2003 and is effective for all other VIEs in the first reporting period ending after December 31, 2003. The adoption of FIN 46 is not expected to have a significant effect on the Company’s financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previously guidance, could be classified as equity or mezzanine equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. While the effective date of certain elements of SFAS No. 150 have been deferred, the adoption of SFAS No. 150 when finalized is not expected to have a material impact on our financial position, cash flows or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements which relate to future events or our future financial performance. In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. In addition, forward-looking statements in this document include, but are not limited to, those regarding: revenue from, and our ability to reach, the access security market; the use of our direct sales force and distribution channels; the market opportunity for our subscription products; declining VPN upgrade trends; the lack of license revenues from our ASIC technology; research and development expenses; development of our new generation of products and subscription services; sales and marketing expenses; general and administrative expenses; completion of the restructuring announced in the second quarter of 2003 and expected future charges in connection therewith; and belief that existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months. These statements are only predictions, and they are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth herein under the heading “Risk Factors” and also under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission. References to “we,” “our,” and “us” refer to SonicWALL, Inc. and its subsidiaries.

OVERVIEW

SonicWALL designs, develops, manufactures and sells Internet security infrastructure products designed to provide secure Internet access to broadband customers, enable secure Internet-based connectivity for distributed organizations and process secure transactions for enterprises and service providers. We believe our access security appliances provide high performance, robust, reliable, easy-to-use and affordable Internet firewall security and virtual private networking (“VPN”) functionalities. We also sell value-added security applications for our access security appliances including content filtering and anti-virus protection on an annual subscription basis. In addition, our software packages such as our Global Management System (“GMS”) enables distributed enterprises and service providers to manage and monitor a large number of SonicWALL Internet security appliances and deploy our security services from a central location to reduce staffing requirements, speed deployment and lower costs. Our transaction security products provide high performance SSL acceleration and offloading that enable service providers and enterprises to deploy e-commerce and web-based applications without degrading web server performance. We sell our products primarily to customers with small to medium networks, e-commerce, service provider, branch office and telecommuter markets. As of September 30, 2003, we have sold more than 400,000 of our Internet security appliances worldwide.

Our SonicWALL product line provides our customers with comprehensive integrated security including firewall, VPN, anti-virus, content filtering and SSL encryption and decryption functionality, giving users affordable Internet security and secure Internet transactions. SonicWALL delivers appliance solutions that we believe are high performance, easy to install and cost-effective. With current suggested retail prices ranging from $495 to $14,995, our products are designed to enable customers to reduce purchase costs and avoid hiring costly information technology personnel for Internet security. By using an embedded single purpose operating system and a solid state hardware design without moving parts, our products maximize reliability and uptime. The SonicWALL access security products can be used in networks ranging in size from one to more than 15,000 users and are fully compatible with VPN technology standards offered by other companies.

ACQUISITIONS

On November 14, 2000, we acquired Phobos Corporation (“Phobos”) for $211.5 million in a transaction accounted for as a purchase. Phobos designed, developed and sold scaleable SSL solutions for Internet service providers, application service providers, e-commerce companies and web hosting and enterprise network operations centers. Under the terms of the merger, 0.615 shares of our common stock were exchanged for each share of outstanding Phobos common stock at November 14, 2000, the closing date of the merger. In connection with the merger, we issued 9,906,000 shares of our common stock, and options and warrants to purchase 2,294,000 shares of our common stock. The total purchase price was based upon the average fair value of our common stock for five trading days surrounding the date the acquisition was announced. In addition, we paid $30 million in cash to the shareholders of Phobos based upon their pro-rata ownership percentage in Phobos. The merger agreement also provided for up to an additional $20 million in cash to be payable upon achievement of certain quarterly revenue targets during 2001, of which $4 million was earned and recorded as additional goodwill. Payments in the amount of $3 million and $1 million were made in 2001 and 2002, respectively. During the quarter ended September 30, 2002, we received 317,244 shares of our common stock back from Phobos in connection with the settlement and termination of the escrow fund, which resulted in a reduction of goodwill of approximately $5 million.

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

On October 25, 2001, we acquired substantially all of the assets and certain liabilities of RedCreek Communications, Inc. (“RedCreek”) in a transaction accounted for as a purchase. RedCreek developed and sold standards-based Internet security products for corporate data communications networks that enable the secure transmission of data between offices over the Internet. At the closing of the acquisition, we paid $12.5 million in cash, assumed certain current accounts payable and other liabilities of RedCreek, and forgave repayment of bridge loan amounts payable by RedCreek to us that were used by RedCreek to fund its operating expenses from the date the purchase agreement was signed until the closing of the acquisition. We also assumed RedCreek’s 2001 stock option plan and 206,500 options valued at $2.2 million issued thereunder. In the event RedCreek products achieve certain quarterly sales targets during 2001 to 2003, we are obligated to pay additional purchase consideration of up to $4.5 million in cash, which payments would be recorded, if and when payable, as adjustments to goodwill. As of September 30, 2003, no additional payments have been earned.

During the course of 2001, we completed several minor transactions for the acquisition of certain technologies and personnel for an aggregate purchase consideration of 257,000 shares of common stock valued at approximately $4.3 million and approximately $2.6 million in cash consideration. During the quarter ended December 31, 2002, we paid $500,000 in cash and issued 50,000 shares of our common stock related to one of our acquisitions in 2001. In addition, during the quarter ended September 30, 2003, we paid $500,000 in cash and issued 50,000 shares of our common stock valued at $243,000 related to the same acquisition. We do not anticipate issuing any additional cash or shares related to these acquisitions.

RESTRUCTURING

During 2002 and 2003, we implemented two restructuring plans – one initiated in the second quarter of 2002 and the second initiated in the second quarter of 2003. The information contained in Note 6 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item I of this Quarterly Report on Form 10-Q is hereby incorporated by reference into this Part I, Item 2.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Product	69.6%	79.3%	69.2%	75.7%
License and service	30.4	20.7	30.8	24.3

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	30.6	25.4	31.2	24.4
License and service	5.2	4.9	6.4	4.0

Total cost of revenue	35.8	30.3	37.6	28.4

Gross margin	64.2	69.7	62.4	71.6

Operating expenses:
Research and development	21.8	18.1	22.3	17.9
Sales and marketing	38.2	41.5	44.6	40.7
General and administrative	13.3	13.0	13.1	10.6
Amortization of purchased intangibles	10.5	10.6	11.6	9.6
Restructuring charges	1.7	—	2.5	4.9
Stock-based compensation	0.2	1.3	0.7	1.5

Total operating expenses	85.7	84.5	94.8	85.2

Loss from operations	(21.5)	(14.8)	(32.4)	(13.6)
Interest income and other expense, net	3.7	5.4	4.9	5.9

Loss before income taxes	(17.8)	(9.4)	(27.5)	(7.7)
Benefit from (provision for) income taxes	(0.6)	3.2	2.6	2.5

Net loss	(18.4)%	(6.2)%	(24.9)%	(5.2)%

Product Revenue

Revenue from sales of our products decreased to $16.8 million in the three months ended September 30, 2003 from $19.3 million in the three months ended September 30, 2002. The decrease in product revenues for the three months ended September 30, 2003 was across our international markets, and related primarily to a decrease in revenue from our PRO and SSL products. We believe the decrease in PRO product line relates to the product transition as we manage inventory in anticipation of the introduction of new products.

        Revenue from the sales of our products decreased to $45.6 million in the nine months ended September 30, 2003 from $60.7 million in the nine months ended September 30, 2002. The decrease in product revenues was across all geographies, and related primarily to a decrease in revenue from our PRO, SOHO and SSL product lines. We believe the decrease in PRO product line sales relates a decrease in average selling prices due to increased competition in the mid-tier of our market combined with product transition as we manage inventory in anticipation of the introduction of new products. The decrease in the SOHO product line relates to increased price pressures in the small business space of our market. The decrease in the SSL product line relates to lower than anticipated demand combined with lower than expected orders from our OEM customers. During the second quarter of 2003, we introduced the SOHO TZW, which was designed to more effectively compete with other products and is the industry’s first firewall appliance that integrates secure wireless and VPN technology. In addition, during the third quarter of 2003, we introduced two new PRO series appliances that are powered by our new SonicOS 2.0 operating system that is part of a complete, integrated security and productivity solution.

For both the three months and nine months ended September 30, 2003, we experienced a decrease in revenue from our international markets. Our revenue from Asia decreased to $2.4 million in the three months ended September 30, 2003 from $3.1 million in the three months ended September 30, 2002. Our revenue from Europe decreased to $4.1 million in the three months ended September 30, 2003 from $4.3 million in the three months ended September 30, 2002. We believe the decrease in international revenues was in part related to a decrease in shipments to our international market in anticipation of introduction of our new generation of products during the remainder of 2003.

In addition, our OEM product revenues decreased to $640,000 in the three months ended September 30, 2003 from $2.2 million in the three months ended September 30, 2002, which primarily related to lower sales of our appliances to our OEM partners.

Our access security products, including our TELE, SOHO and PRO product lines, represented approximately 95% and 94% of product revenues in the three and nine months ended September 30, 2003, respectively, compared to 86% and 88% of product revenues in the three and nine months ended September 30, 2002, respectively. Our transaction security and large network access security products, including our SSL and GX product lines and VPN products acquired from RedCreek, represented approximately 5% and 6% of product revenues in the three and nine months ended September 30, 2003, respectively, compared to 13% and 10% in the three and nine months ended September 30, 2002, respectively. In the three and nine months ended September 30, 2002, we generated approximately 1% and 2%, respectively, of product revenues from certain legacy products of acquired entities that have generally been brought to end of life within the first year of combined operations. These revenues have been generated from network infrastructure products that are not part of our long-term strategy. In the three and nine months ended September 30, 2003, we had insignificant product revenues from legacy products.

License and Service Revenue

Revenue from licenses and services increased to $7.3 million in the three months ended September 30, 2003 from $5.1 million in the three months ended September 30, 2002. Revenue from licenses and services increased to $20.3 million in the nine months ended September 30, 2003 from $19.5 million in the nine months ended September 30, 2002. License and service revenue is comprised primarily of licenses and services such as VPN upgrades, node upgrades, anti-virus protection and content filtering services that are sold into the installed base of access security appliances. In addition, we generate license and service revenues from extended service contracts, licensing of our Global Management software, licensing of our firewall software, and professional services related to training, consulting and engineering services.

We expect the market opportunity for our subscription products (in particular our anti-virus and content filtering services) sold to our installed base to increase as our installed base grows. We are dedicating increased sales and marketing resources to sell into our installed base, and we are also focusing resources on marketing renewals for existing subscriptions. In the third quarter of 2003, revenues from our two primary subscription products, content filtering and anti-virus protection, increased to $2.6 million from $1.9 million in the third quarter of 2002. In the third quarter of 2003, revenue from service contracts increased to approximately $2.6 million from approximately $1.0 million in the third quarter of 2002. The increase in license and service revenue was primarily due to the increase in our installed base combined with increased marketing efforts geared toward generating renewal contracts.

Historically, a significant component of our license and services revenues have been VPN upgrades, which have been offered to our customers as separately licensed products after their initial purchase of an appliance. We continue to offer VPN upgrades to our customers that purchase products without bundled VPN functionality. However, there has been a trend in our market to offer VPN functionality as a bundled feature in a firewall product, and in response to this trend we have offered our customers the opportunity to purchase our products with bundled VPN functionality. The result of this trend has been a decline in our VPN upgrade license revenues. VPN upgrades represented $303,000 and $1.4 million, or 4% and 7% of license and service revenues, in the three and nine months ended September 30, 2003, respectively, compared to $606,000 and $2.3 million, or 12%, for both the three and nine months ended September 30, 2002. We expect this trend to continue as more of our customers choose to purchase VPN functionality through our bundled offerings.

Revenues from the licensing of our software and ASIC technology are more difficult to predict. Unlike our upgrade and subscription products marketed to our installed base, we do not have dedicated sales and marketing resources to pursue licensing transactions for our technology, but rather we pursue these opportunities as they arise. We generated approximately $2.3 million and $2.5 million of revenues from the licensing of our software and ASIC technology in the three and nine months ended September 30, 2002, and generated insignificant revenues from the licensing of these products in the three and nine months ended September 30, 2003. This decrease is related to the fact that we have not entered into any new license agreements for our ASIC technology. We do not believe that we will generate additional license revenues from our ASIC technology in the future due to the maturity of the underlying technology and competitive technologies available on the market.

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

Cost of product revenue increased to $7.4 million in the three months ended September 30, 2003 from $6.2 million in the three months ended September 30, 2002, primarily due to inventory write-downs related to product obsolescence for our GX, SSL, and Generation 3 products. In addition we experienced lower average selling prices. Our average selling prices decreased as we plan our product transition to our Generation 4 products. Gross margin from product sales decreased to $9.4 million, or 56% of product revenue, for the three months ended September 30, 2003 from $13.2 million, or 68% of product revenue, for the three months ended September 30, 2002. Cost of product revenue increased to $20.6 million in the nine months ended September 30, 2003 from $19.6 million in the nine months ended September 30, 2002, primarily due to inventory write-downs related to product obsolescence for our GX, SSL, and Generation 3 products. In addition the number of units sold during the period increased as compared to the same period in 2002. Gross margin from product sales decreased to $25.0 million, or 55% of product revenue, for the nine months ended September 30, 2003 from $41.1 million, or 68% of product revenue, for the nine months ended September 30, 2002. The decrease in product gross margin is primarily attributable to lower average selling prices. Our average selling prices decreased due to competitive pricing pressure on our PRO products combined with product transition as we manage inventory in anticipation of the introduction of new products. Finally, our gross margins were impacted by a higher mix of our product revenues being generated from our TELE and SOHO products, some of which generate lower gross margins than our PRO products.

Cost of License and Service Revenue; Gross Margin

Cost of license and service revenue includes all costs associated with the production and delivery of our license and service products, including cost of packaging and materials and related costs paid to contract manufacturers, technical support costs related to our service contracts, co-location costs related to certain subscription products and personnel costs related to the delivery of training, consulting and professional services. Cost of license and service revenue increased to $1.3 million in the three months ended September 30, 2003 from $1.2 million in the three months ended September 30, 2002. This increase related primarily to technical support costs to support our increased service contract offerings. Cost of license and service revenue increased to $4.2 million in the nine months ended September 30, 2003 from $3.2 million in the nine months ended September 30, 2002. This increase related primarily to technical support costs to support our increased service contract offerings.

Gross margin from license and service sales increased to $6.1 million, or 83% of license and service revenue, for the three months ended September 30, 2003 from $3.9 million, or 76% of license and service revenue, in the three months ended September 30, 2002. This increase related primarily to an increase in sales of our content filtering and anti-virus products, a decrease in sales of certain high gross margin products, including VPN upgrades and increased sales of our lower gross margin service contract offerings. Gross margin from license and service sales decreased to $16.1 million, or 79% of license and service revenue, for the nine months ended September 30, 2003 from $16.3 million, or 84% of license and service revenue, for the nine months ended September 30, 2002. This decrease related primarily to a decrease in sales of certain high gross margin products, including VPN upgrades and increased sales of our lower gross margin service contract offerings.

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

Research and Development.

Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products. Research and development expenses increased by 19% to $5.3 million in the three months ended September 30, 2003 from $4.4 million in the three months ended September 30, 2002. These expenses represented 21.9% and 18.1%, respectively, of revenue for such periods. The increase in absolute dollars was primarily as a result of increased personnel costs due to overall increase in headcount whereby salaries and related benefits increased by approximately $380,000. In addition our prototype related expense increased by approximately $100,000. In particular these increases during the three month period ended September 30, 2003 were related to the development of the new PRO products, new subscription services and a new generation of our firmware. Research and development expenses increased by 2% to $14.7 million for the nine months ended September 30, 2003 from $14.4 million for the nine months ended September 30, 2002. These expenses represented 22.3% and 17.9%, respectively, of revenue for such periods. The increase in absolute dollars was primarily due to increased prototype and testing expense which increased by approximately $210,000 which was related to the development of our new products. In addition, our personnel costs increased due to overall increase in headcount whereby salaries and related benefits increased by approximately $150,000. These increases were offset by reduced spending on fees paid to outside consultants by $150,000 in connection with our cost reduction efforts. We plan to continue to increase our absolute dollar investments in research and development in the remainder of 2003 to expedite the development of certain key technologies that we believe are necessary for us to remain competitive.

Sales and Marketing.

Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, costs related to customer support, travel, tradeshows, promotional and advertising costs. Sales and marketing expenses decreased 9% to $9.2 million in the three months ended September 30, 2003 from $10.1 million in the three months ended September 30, 2002. These expenses were 38.2% and 41.5% of total revenue for such periods, respectively. The net decrease in absolute dollars was primarily related to our restructuring plan, which was implemented in the second quarter of 2002 and 2003 whereby salaries and related benefits decreased by approximately $810,000 as a result of termination of certain sales and marketing personnel offset by increase in personnel costs due in increase in headcount that is geared towards the expansion of international markets. In addition, our co-op advertising decreased by approximately $390,000 as a result of the decrease in revenues. Sales and marketing expenses decreased 10 % to $29.4 million in the nine months ended September 30, 2003 from $32.7 million in the nine months ended September 30, 2002. These expenses were 44.6% and 40.7% of total revenue for such periods, respectively. The decrease in absolute dollars was primarily related to our restructuring plan, which was implemented in the second quarter of 2002 whereby salaries and related benefits decreased by approximately $3.0 million as a result of termination of certain sales and marketing personnel. In addition, our co-op advertising costs decreased by approximately $1.4 million as a result of the decrease in revenues. These decreases were offset by an increase of approximately $760,000 and $420,000 for our customer service costs related to a larger installed base and marketing related activities, respectively. We expect to direct our sales and marketing expenses toward the expansion of domestic and international markets, introduction of new products and establishment and expansion of new distribution channels and OEM relationships.

General and Administrative.

General and administrative expenses were $3.2 million for both the three months ended September 30, 2003 and the three months ended September 30, 2002. These expenses represented 13.3% and 13.0% of total revenue for such periods, respectively. We incurred increased expenses related to public company matters including insurance costs and investor relation costs in the amount of approximately $245,000. These increases were offset by the reduction in our bad debt expense of $200,000. General and administrative expenses were $8.6 million for the nine months ended September 30, 2003, compared to $8.5 million for the nine months ended September 30, 2002. These expenses represented 13.1% and 10.6% of total revenue for such periods, respectively. The increase in absolute dollars was primarily a result of increased expenses related to public company matters, including costs of corporate governance related to compliance with the Sarbanes-Oxley Act, insurance costs and investor relations costs in the amount of $750,000. In addition we incurred costs for consultants to assist us in the strategy and execution of our restructuring plan in the amount of $200,000. These increases were offset in part by our 2002 restructuring plan, which was implemented in the second quarter of 2002 whereby the total salaries and related benefits decreased by approximately $225,000. In addition we had a reduction in our bad debt expense of approximately $563,000 related to the improvement in the collectability of our accounts receivable combined with lower sales volume during the nine months ended September 30, 2003. We believe that general and administrative expenses will increase in absolute dollars and remain relatively stable as a percentage of total revenue as we incur costs related to new regulatory and corporate governance matters.

Amortization of Goodwill and Purchased Intangibles.

Amortization of goodwill and purchased intangibles represents the excess of the aggregate purchase price over the fair market value of the net tangible assets acquired by us in a business acquisition accounted for by us as a purchase. Purchased intangible assets, including existing technology, are being amortized over the estimated useful lives of three to six-year periods. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and intangibles related to acquired workforce are no longer being amortized effective January 1, 2002. Amortization of purchased intangibles was $2.5 million for the three months ended September 30, 2003 compared to $2.6 million for the three months ended September 30, 2002. Amortization for the three months ended September 30, 2003 primarily consisted of $2.4 million, $49,000 and $38,000 relating to the amortization of intangibles associated with the acquisitions of Phobos, RedCreek, and Ignyte, respectively. Amortization for the three months ended September 30, 2002 primarily consisted of $2.4 million, $87,000 and $38,000 relating to the amortization of purchased intangibles associated with the acquisitions of Phobos, RedCreek and Ignyte, respectively. Amortization of purchased intangibles was $7.6 million for the nine months ended September 30, 2003 compared to $7.7 million for the nine months ended September 30, 2002. Amortization for the nine months ended September 30, 2003 primarily consisted of $7.1 million, $147,000 and $115,000 relating to the amortization of intangibles associated with the acquisitions of Phobos, RedCreek, and Ignyte, respectively. Amortization for the nine months ended September 30, 2002 primarily consisted of $7.1 million, $260,000 and $115,000 relating to the amortization of purchased intangibles associated with the acquisitions of Phobos, RedCreek and Ignyte, respectively. The primary reason for the reduction was due to complete amortization of some of the purchased intangible assets acquired under the RedCreek acquisition.

Restructuring Charges.

As previously discussed, we recently implemented two restructuring plans – one initiated in the second quarter of 2002 and the second initiated in the second quarter of 2003. Our restructuring plans are designed to realign and reduce our cost structure and integrate certain company functions. The execution of the 2003 restructuring plan was significantly completed as of the second quarter of 2003. We recognized a restructuring charge related to the 2003 plan of approximately $997,000 during the second quarter of 2003. For the three month period ended September 30, 2003, we recorded additional restructuring charges related to the 2003 plan of $395,000. The restructuring plan will result in the elimination of approximately 40 to 48 positions worldwide, 39 of which were eliminated as of September 30, 2003. The overall result of the reduction in workforce will be less than the total positions eliminated as we realign our workforce requirements. In addition, the restructuring plan resulted in the abandonment of four facilities.

The execution of the 2002 restructuring plan was completed as of the second quarter of 2002, however, during the quarter ended June 30, 2003 we recorded additional restructuring charges related to the 2002 restructuring plan totaling $6,000 for properties abandoned in connection with facilities consolidation. For the nine-month period ended September 30, 2003 we recorded additional restructuring charges totaling $275,000, consisting of $300,000 related to properties abandoned in connection with facilities consolidation, offset by $25,000 reversal for severance accrual for an employee who has remained with the us. The additional facilities charges resulted from revisions of our estimates of future sublease income due to the further deterioration of real estate market conditions. We may adjust our restructuring related estimates in the future, if necessary.

Stock-based Compensation.

Stock-based compensation was $38,000 and $328,000 for the three months ended September 30, 2003 and 2002, respectively. Stock-based compensation was $432,000 and $1.2 million for the nine months ended September 30, 2003 and 2002, respectively. These amounts primarily relate to the recognition of stock compensation of unvested options assumed in the Phobos and RedCreek acquisitions. We are amortizing deferred stock compensation over the vesting periods of the applicable options.

Interest Income and Other Expense, Net.

Interest income and other expense, net consists primarily of interest income on our cash, cash equivalents and short-term investments, and was $0.9 million and $3.2 million for the three and nine month periods ended September 30, 2003, respectively compared to $1.3 million and $4.7 million in the three and nine month periods ended September 30, 2002. The fluctuations in the short-term interest rates directly influence the interest income recognized by us. Interest rates for the three and nine month periods ended September 30, 2003 decreased over the corresponding periods of the prior fiscal year, resulting in lower interest income.

Benefit from (Provision for) Income Taxes.

The provision for income taxes in the three months ended September 30, 2003 was $143,000 as compared to a benefit of $775,000 in the three months ended September 30, 2002. The benefit from income taxes in the nine months ended September 30, 2003 was $1.7 million as compared to a benefit of $2.0 million in the nine months ended September 30, 2002. The effective tax rate for the nine months ended September 30, 2003 and 2002 was 9% and 33%, respectively. As of September 30, 2003 we have a full valuation allowance against our deferred tax assets because we determined that it is more likely than not that all deferred tax assets may not be realized in the foreseeable future due to historical operating losses. The net operating loss and research and development tax credit carryovers that make up the vast majority of the deferred tax assets will expire at various dates through the year 2023. Going forward, we will assess the continued need for the valuation allowance. After we have demonstrated profitability for a period of time and begin utilizing a significant portion of the deferred tax assets, we may reverse the valuation allowance, likely resulting in a significant benefit to the statement of operations in some future period. At this time, we cannot reasonably estimate when this reversal might occur, if at all.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2003, our cash, cash equivalents and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, increased by $4.8 million to $237.7 million as compared to an increase of $6.8 million to $234 million for the nine month period ended September 30, 2002. Our working capital decreased for the nine months ended September 30, 2003 by $17.5 million to $216.3 million as compared to an increase of $8.6 million to $233.1 million for the nine months ended September 30, 2002.

For the nine months ended September 30, 2003, cash generated from operating activities totaled $4.7 million compared to $10.8 million in the same period of the prior year. For the nine month period ended September 30, 2003, cash provided by operating activities was the result of collection of accounts receivables, increases in deferred revenue and decreases in inventory and prepaid expenses which was offset by payments of accrued liabilities, decreases in accounts payable and net loss adjusted by non-cash items. For the nine-month period ended September 30, 2002, cash provided by operating activities was the result of collection of accounts receivables, decrease in prepaid expenses which was offset by an increase in inventory and payments of accrued liabilities, decreases in accounts payable and net loss adjusted by non-cash items.

For the nine months ended September 30, 2003, we generated cash from investing activities totaling $27.3 million, principally as a result of the net sale and maturity of $29.1 million of short-term investments offset by $1.8 million used to purchase property and equipment. Net cash provided by investing activities for the nine months ended September 30, 2002 was $84.4 million, principally as a result of the net sale of $90.1 million of short-term investments offset by $3.2 million used to purchase property and equipment and $2.5 million used for the repayment of liabilities assumed upon the acquisition of other businesses.

Financing activities provided $2.2 and $3.3 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in cash provided by financing activities relates to a decrease in sales of common stock, due to a decrease in quantity of stock options exercised for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002.

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

We outsource our manufacturing function to one third-party contract manufacturer. At September 30, 2003 we had non-cancelable purchase obligations to this vendor totaling approximately $5.4 million. We are contingently liable for any inventory related to the non-cancelable purchase obligations in the event that the inventory becomes excess and obsolete.

RECENT ACCOUNTING PRONOUNCEMENTS

The information contained in Note 12 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Part 1, Item 1 of this Quarterly Report on Form 10-Q is hereby incorporated by references into this Part 1, Item 2.

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

To succeed, we must continually introduce new products and change and improve our products in response to new competitive product introductions, rapid technological developments and changes in operating systems, broadband Internet access, application and networking software, computer and communications hardware, programming tools, computer language technology and other security threats. Product development for Internet security appliances requires substantial engineering time and testing. Releasing new products and services prematurely may result in quality problems, and delays may result in loss of customer confidence and market share. In the past, we have on occasion experienced delays in the scheduled introduction of new and enhanced products and services, and we may experience delays in the future. We may be unable to develop new products and services or achieve and maintain market acceptance of them once they have come to market. Furthermore, when we do introduce new or enhanced products and services, we may be unable to manage the transition from the older products and services to minimize disruption in customer ordering patterns, avoid excessive inventories of older products and deliver enough new products and services to meet customer demand. Specifically, we have introduced new PRO products in the third quarter of 2003, and we plan to introduce additional new products and subscription services during the remainder of 2003, and if any of the foregoing were to occur, our business could be adversely affected.

We depend on two major distributors for a significant amount of our revenue, and if they or others cancel or delay purchase orders, our revenue may decline and the price of our stock may fall.

To date, sales through two distributors have accounted for a significant portion of our revenue. For the nine month period ended September 30, 2003, approximately 95% of our sales were to distributors and resellers, and sales through Ingram Micro and Tech Data accounted for approximately 26% and 20% of our revenue, respectively. For the year ended December 31, 2002, approximately 91% of our sales were to distributors and resellers, and sales through Ingram Micro and sales to Tech Data accounted for approximately 21% and 26% of our revenue, respectively. For the year ended December 31, 2001, approximately 88% of our sales were to distributors, and sales through Ingram Micro and sales to Tech Data accounted for approximately 27% and 19% of our revenue, respectively. In addition, for the nine months ended September 30, 2003 our top 10 customers accounted for 67% of our total revenues. For the year ended December 31, 2002 and 2001 our top 10 customers accounted for 70% or more of total revenues. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. Although we have limited one-year agreements with Ingram Micro and Tech Data and certain other large distributors, these contracts are subject to termination at any time. We cannot assure you that any of these customers will continue to place orders with us, that orders by these customers will continue at the levels of previous periods or that we will be able to obtain large orders from new customers. If any of the foregoing should occur, our revenues will likely decline and our business will be adversely affected. In addition, as of September 30, 2003 Ingram Micro and Tech Data represented $2.1 million and $1.9 million, respectively of our accounts receivable balance, constituting 21% and 19%, respectively of our total receivables. As of December 31, 2002, Ingram Micro and Tech Data represented $2 million and $5.5 million, respectively, of our accounts receivable balance, constituting 14% and 37%, respectively, of total receivables. The failure of any of these customers to pay us in a timely manner could adversely affect our balance sheet, our results of operations and our creditworthiness, which could make it more difficult to conduct business.

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

The market for Internet security products is worldwide and highly competitive. Competition in our market has significantly increased over the past year, and we expect competition to further intensify in the future. There are few substantial barriers to entry, and additional competition from existing competitors and new market entrants will likely occur in the future. Current and potential competitors in our markets include, but are not limited to the following, all of which sell worldwide or have a presence in most of the major markets for such products:

•	software vendors such as Check Point, Microsoft and Symantec;

•	network equipment manufacturers such as Cisco, Lucent Technologies, Nortel Networks and Nokia;

•	computer or network component manufacturers such as Intel;

•	security appliance and/or PCI card suppliers such as WatchGuard Technologies and NetScreen Technologies;

•	low-cost network hardware suppliers with products that include network security functionality such as Zyxel and D-link; and

•	encryption processing equipment manufacturers such as nCipher and Rainbow Technologies.

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

The average selling prices for our products may decline as a result of competitive pricing pressures, a change in our product mix, anticipation of introduction of new products, promotional programs and customers who negotiate price reductions in exchange for longer-term purchase commitments. For example, in 2002, we experienced pricing issues relating to our PRO product line due to rebates and incentives offered to our customers as well as a shift in mix between certain product lines. Together, these two factors reduced our overall average selling prices, and our product revenue for the year ended December 31, 2002 declined. In addition, competition has increased over the past year, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Furthermore, we anticipate that the average selling prices and gross margins for our products will decrease over product life cycles. We cannot assure you that we will be successful in developing and introducing on a timely basis new products with enhanced features, or that these products, if introduced, will enable us to maintain our average selling prices and gross margins at current levels. If the average selling prices of our products decline, our revenue will likely decline and our operating results will be adversely affected.

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

International revenue represented 27% of total revenue for the nine months ended September 30, 2003, 34% of total revenue for the year ended December 31, 2002 and 32% of total revenue for the year ended December 31, 2001. We expect that international revenue will continue to represent a substantial portion of our total revenue in the foreseeable future. Our risks of doing business abroad include our ability to maintain distribution relationships on favorable terms, and if we are unable to do so, revenue may decrease from our international operations. Because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. We are subject to the risks of conducting business internationally, including potential foreign government regulation of our technology, general geopolitical risks associated with political and economic instability, changes in diplomatic and trade relationships, and foreign countries’ laws affecting the Internet generally.

Delays in deliveries from our component suppliers could cause our revenue to decline and adversely affect our results of operations.

Our products incorporate certain components or technologies that are available from single or limited sources of supply. Specifically, our products rely upon components from, among others, Motorola, Toshiba, IBM, Intel, HiFn, Broadcom, Iwill, Brecis, Sanao, and Cavium and incorporate software products from third-party vendors. We do not have long-term supply arrangements with any vendor, and any disruption in the supply of these products or technologies may adversely affect our ability to obtain necessary components or technology for our products. If this were to happen, our product shipments may be delayed or lost, resulting in a decline in sales and a loss of revenue. In addition, our products utilize components that have in the past been subject to market shortages and price fluctuations. If we experience price increases in our product components, we will experience declines in our gross margin.

We depend on several partners to provide us with anti-virus and content filtering products , and if they experience delays in product updates or provide us with products of substandard quality, our revenue may decline and our products and services may become obsolete.

We have arrangements with several partners to license their anti-virus and content filtering products. Our partners may fail to provide us with updated products or experience delays in providing us with updated products. In addition, our partners may provide us with products of substandard quality. If this happens, we may be unable to include these anti-virus and content filtering products in the products that we sell to our customers or our products might not contain the most advanced technology. Consequently, our customers may purchase products from one of our competitors, or sales to our customers may be delayed. In such a case, our revenues will be adversely affected. Anti-virus and content filtering revenue accounted for 11%, 7% and 5% of total revenue for the nine months ended September 30, 2003, and for the years ended December 31, 2002 and 2001, respectively.

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

Our future success will depend largely on the efforts and abilities of our current senior management to execute our business plan. We have had significant changes to our senior management team within the last year. Changes in our senior management and any future departures of key employees may be disruptive to our business and may adversely affect our operations. For example, due to the recent changes in the position of chief executive officer, chief financial officer, and vice president of worldwide sales, we may elect to adopt different business strategies or plans. There is no assurance that these new plans, if adopted, would be successful, and if any new strategies do not produce the desired results, our business may suffer.

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

Overall weakness in the general economy and volatility in the demand for Internet security products are two of the many factors underlying our inability to predict our revenue for a given period. We base our spending levels for product development, sales and marketing, and other operating expenses largely on our expected future revenue. A large proportion of our expenses are fixed for a particular quarter or year, and therefore, we may be unable to decrease our spending in time to compensate for any unexpected quarterly or annual shortfall in revenue. As a result, any shortfall in revenue could adversely affect our operating results. For the nine months ended September 30, 2003, we reported a net loss of $16.4 million. We do not know if we will be able to achieve profitability in the future.

We may experience competition from products developed by companies with whom we currently have OEM relationships.

We have entered into arrangements with original equipment manufacturers (“OEMs”) to sell our products, and these OEMs sell our technologies under their brand name. We currently have formed OEM relationships with two primary OEMs, 3Com and Cisco. Our OEM revenues represented approximately 5%, 9% and 12% of total revenues for the nine months ended September 30, 2003, and for the years ended December 31, 2002 and 2001, respectively. Some of our OEM partners are also competitors of ours, as those OEM partners have developed their own products that will compete against the products jointly produced by our OEM partners and us. This increased competition could result in decreased sales of our product to our OEM customers, decreased revenues, lower prices and/or reduced gross margins. If any of the foregoing occur, our business may suffer.

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

We may have to incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our shareholders. In addition, our profitability has suffered and could suffer further because of acquisition-related costs, amortization costs and impairment losses for acquired goodwill and other intangible assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rates risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we classified our short-term investments as available-for-sale. Consequently, investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. As of September 30, 2003, our cash, cash equivalents and short-term investments included money-markets securities, corporate bonds, municipal bonds and commercial paper which are subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates changes prior to maturity.

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

The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted average interest rates as of September 30, 2003:

	Maturing In
	Less than one year	More than one year	Total
	(in thousands, except percentage data)
Short-term investments	$24,672	$53,341	$78,013
Weighted average interest rate	1.77%	1.97%

Foreign currency risk

We consider our exposure to foreign currency exchange rate fluctuations to be minimal. We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars. For the nine months ended September 30, 2003, we earned approximately 27% of our revenue from international markets, which in the future may be denominated in various currencies. As a result, in the future our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. In addition, because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future. In addition, we have minimal cash balances denominated in foreign currencies. We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against us, three of our officers and directors, and certain of the underwriters in our initial public offering in November 1999 and our follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in our public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss our claims. A proposal has been made for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in our financial statements as of September 30, 2003.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Tax Advisory and 401(k) Plan Audit Services

PricewaterhouseCoopers LLP, the Company’s independent auditors provide certain tax advisory services and audit services in connection with our 401(k) plan. These services have been approved by the Audit Committee of the Company’s Board of Directors.

2004 Annual Meeting of Shareholders

SonicWALL currently intends to hold its 2004 annual meeting of shareholders on June 4, 2004, which is a change of more than 30 days from the date of the 2003 annual meeting of shareholders. Consequently, any shareholder proposal sought to be included in SonicWALL’s proxy materials for the 2004 annual meeting must be received by SonicWALL a reasonable time before the company begins to print and mail its proxy materials. SonicWALL considers proposals received before January 7, 2004 to be a reasonable time before it begins to print its proxy materials for the 2004 annual meeting. Shareholder proposals or nominations must be submitted in writing to the attention of the Secretary, SonicWALL, Inc., 1143 Borregas Avenue, Sunnyvale, California 94089.

Alternatively, under our Bylaws, shareholders may submit proposals or nominations that they believe should be voted upon at the 2004 annual meeting, but do not seek to include in our 2004 proxy statement pursuant to Rule 14a-8. Any such shareholder proposal or nomination must be timely submitted in writing to the Secretary, SonicWALL, Inc., 1143 Borregas Avenue, Sunnyvale, California 94089, for the 2004 Annual Meeting of Shareholders. To be timely, any such shareholder proposal or nomination must be received by the Secretary not later April 5, 2004, which is sixty (60) days prior to the 2004 annual meeting. If a shareholder gives notice of such a proposal or nomination after this date, the shareholder will not be permitted to present the proposal or nomination to the shareholders for a vote at the annual meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Number	Description
10.1	Michael Stewart Offer Letter.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

A current report on Form 8-K was furnished with the Securities and Exchange Commission by SonicWALL on July 17, 2003 under Item 12 (Results of Operations and Financial Condition) to announce its financial results for the fiscal quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California.

SONICWALL, INC.

By:	/s/ KATHLEEN M. FISHER
Kathleen M. Fisher Chief Financial Officer (Principal Financial Officer, and Chief Accounting Officer and Authorized Signer)

Dated: November 14, 2003

INDEX TO EXHIBITS

Number	Description
10.1	Michael Stewart Offer Letter.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.