Form 10-K
period 2003-12-31
SONICWALL INC
filed 2004-03-15
CIK 1093885

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2003), was $204,016,346. Shares of common stock held by each executive officer, director and each person who beneficially owns 5% or more of the outstanding common stock have been excluded because such persons may, under certain circumstances, be deemed to be affiliates. The determination of affiliate or executive officer status is not necessarily conclusive for other purposes.

The number of shares of the registrant’s common stock outstanding on February 27, 2004 was 71,087,963.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement for its 2004 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEM 1.    Business

Overview

SonicWALL designs, develops, manufactures and sells integrated network security, mobility, and productivity solutions for small to medium size networks used in enterprises, e-commerce, education, healthcare, retail/point-of-sale, and government markets. Our Internet security infrastructure products are designed to provide secure Internet access to both wired and wireless broadband customers, enable secure Internet-based connectivity for distributed organizations, and process secure transactions for enterprises and service providers. We believe our access security appliances provide high performance, robust, reliable, easy-to-use and affordable Internet firewall security and virtual private networking (“VPN”) functionalities. Additionally, our Internet security products are designed to make our customers more productive and more mobile, while still maintaining a high level of security. As of December 31, 2003, we have sold more than 450,000 of our Internet security appliances worldwide. We also sell value-added security application services for our access security appliances, including content filtering and anti-virus protection on an annual subscription basis. In addition, we sell licensed software packages such as our Global Management System (“GMS”) and our Global VPN Client. Our Global Management System enables distributed enterprises and service providers to manage and monitor a large number of SonicWALL Internet security appliances and deploy our security services from a central location to reduce staffing requirements, speed deployment and lower costs. Our Global VPN Client service provides mobile users with a simple, easy-to-use solution for securely accessing the network. Our transaction security products provide high performance Secure Sockets Layer (“SSL”) acceleration and offloading to enable service providers and enterprises to deploy e-commerce and web-based applications without degrading web server performance. Our products are primarily sold on an indirect basis through two-tiered distribution, first to distributors and then to value-added resellers, who then sell to end customers.

Our SonicWALL product line and associated service offerings provide our customers with comprehensive integrated security including firewall, VPN, anti-virus, content filtering and SSL encryption and decryption functionality, giving users affordable Internet security and secure Internet transactions. SonicWALL delivers appliance solutions that we believe are high performance, easy to install and cost-effective. With current suggested retail prices ranging from $445 to $15,995, our products are designed to assist customers to reduce life cycle costs for Internet security. By using an embedded single purpose operating system and a solid state hardware design without moving parts, our products maximize reliability and uptime. The SonicWALL access security products can be used in networks ranging in size from one to more than 15,000 users and are fully compatible with VPN technology industry standards.

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

Increasing Use of Broadband Access Technologies

The connection speed by which individuals and businesses and enterprises of all sizes connect to the Internet is increasing. Small to medium enterprises, branch offices and consumers are shifting from dial-up connections which offer a maximum connection rate of 56 kilobits per second to substantially faster, always-on broadband connections such as digital subscriber lines (“DSL”) and cable Internet access, which offer Internet connectivity rates up to 1 megabit per second. Larger enterprises have begun to move from T1 connectivity (1.5 megabits per second) to T3 connectivity (45 megabits per second), and in some cases to OC-3 connectivity (155 megabits per second). These broadband connections allow for exponentially faster Internet access among many simultaneous users. Additionally, as Internet access speeds increase, both network bandwidth and network traffic speeds have significantly increased, further reflecting the ubiquity and the importance of the Internet to business operations.

Importance of Internet Security

Internet security is essential for businesses and enterprises due to the large amount of confidential information transmitted or accessible over the Internet. Broadband technologies, including DSL and cable, are always connected to the Internet and increase the risk that proprietary data or other sensitive information might be compromised by computer hackers, identity thieves, disgruntled employees, contractors or competitors. In addition, business or enterprise data and networks become vulnerable to security threats or sophisticated attacks as the number of connections to the Internet increase, through satellite offices or telecommuters, and the volume of confidential information accessible through the Internet increases. Breaches of network security are costly to a business, both financially and from the lost productivity resulting from network and computer down-time. Businesses and enterprises are increasing their network security budget to address these concerns and to increase the confidence of users that transactions over the internet are secure.

The market for Internet security products includes a variety of applications to address network vulnerabilities and protect confidential data during transmission and access. These applications include, among others, firewalls, VPN access products, anti-virus solutions, content filtering and SSL encryption. According to International Data Corporation (“IDC”), the market for information security products is expected to grow from $19 billion in 2002 to $45 billion in 2007, representing annual growth of 19%. IDC also estimates that the market for firewall/VPN security appliances priced at less than $10,000 will have a compounded annual growth rate for revenue of 14% over the same period.

Acceptance of Firewall Solutions for Internet Security

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

Hardware-based security appliances have overcome many of the shortcomings of software-based solutions. By contrast, software-based security solutions can be difficult to install and manage, often requiring dedicated and highly-skilled in-house information technology (“IT”) personnel. Additionally, software security solutions can be difficult to integrate within networks, often requiring installation of dedicated server equipment and the use of complex load balancing switches to ensure a reliable, high-speed connection. Hardware security solutions can overcome many of these limitations by integrating firewall, VPN, anti-virus and content filtering into one easy-to-deploy device that is interoperable with other Internet Protocol Security (“IPSec”) devices. These hardware solutions can remain current with automatic update services.

Importance of Productivity and Mobility

As security becomes a more visible component of network IT spending, the demands of IT professionals to demonstrate a return on investment can influence the relative attractiveness of our solutions. This trend among our end users has encouraged us to develop and position our solutions with a distinctive productivity slant. For example, content filtering can be used in an office environment to prevent employees from surfing on shopping or sports sites during business hours in addition to blocking objectionable material. Additionally, as networks become more accessible to vendors, suppliers, customers, partners and employees on the road or at remote locations, the need for mobile solutions that are secure also increases. Our approach to mobility goes beyond the obvious wireless solutions that we offer. Remote secure access through VPN tunnels is a hallmark of our product line.

The Advent of Secure Virtual Private Networks (VPNs)

Large and small businesses and enterprises have begun to utilize VPNs in the place of more costly private, dedicated networks or leased lines. VPNs allow for two or more individual networks to be linked to create one large private network. The private network is “virtual” insofar as it leverages the public Internet as the network infrastructure. Businesses and enterprises use VPNs to achieve a variety of objectives. Telecommuters and traveling workers can access a corporate network to work from their out-of-office locations using remote access VPN. Satellite and branch offices can connect to the home office network using site-to-site VPNs. An enterprise can connect with its business partners, suppliers and customers utilizing an Extranet VPN. These VPN connections must be secure from unauthorized access and safe from unauthorized alteration. To secure a VPN, information traveling between the locations is encrypted and authenticated, typically using the IPSec protocol. To help deliver the desired quality and security levels, businesses and enterprises can monitor and prioritize network traffic for business-critical applications and allocate bandwidth for specific traffic, typically using customer premises equipment encryption and authentication products.

In a distributed business model, branch offices and point-of-sale (POS) locations extend a company’s reach into key markets, but that communication link must be available at all times and be able to support the businesses applications. VPN solutions help companies establish centralized control over branch offices, POS locations, or remote kiosks providing the robust security and performance needed for business continuance. Traditional site-to-site connections require companies to lease expensive, dedicated data lines that are difficult to deploy and manage. With the advent of affordable broadband and standards-based VPN, organizations can deploy secure remote access via ubiquitous Internet connections. With today’s VPN technology and broadband connections, companies of any size use the Internet to securely communicate with their multiple locations.

Increasing Need for Anti-Virus and Content Filtering Solutions

In the 2003 Computer Security Institute Computer Crime and Security Survey the two most common forms of attack or abuse reported were virus outbreaks and insider abuse of network access. Of the companies surveyed, 82% experienced virus outbreaks and 80% indicated insider abuse of network access. In addition to lost productivity, corporations and their customers and partners are vulnerable to severe financial losses. This reality has been underscored by the rapid infection of many users through widespread and highly publicized virus outbreaks affecting business networks around the globe. Companies’ concerns about issues such as employee productivity, legal liability and network bandwidth continue to fuel the growth of content filtering. As a result, enterprises are spending rapidly to deploy anti-virus protection and content filtering solutions across the enterprise and expending technical resources on an ongoing basis to keep these solutions updated against the latest virus threats and objectionable or inappropriate web content. IDC expects sales of secure content management, including anti-virus and content filtering products to increase from $3.3 billion in 2003 to $6.4 billion by 2007.

Increasing Use of SSL to Secure E-Commerce Transactions

SSL is the most widely used encryption technology for enabling the secure transmission of confidential data in web browser-based e-commerce transactions. Data encryption provided by SSL allows e-commerce vendors to build secure systems, and also provides the basis from which a business can build trust with customers, suppliers, partners and employees.

The growth of e-commerce on the Internet and the need for secure transactions has created increased loads on web servers, which are typically equipped with general purpose central processing units (“CPUs”). These servers were not designed to handle the extreme processing requirements of SSL transactions and as a result, their performance, as measured by the number of transactions per second (“TPS”) that can be processed simultaneously, declines considerably with the use of SSL. Studies show that server performance declines by over 90% when processing SSL transactions versus ordinary non-encrypted Internet traffic. The need to improve the performance of servers processing e-commerce transactions has typically been addressed by installing an SSL acceleration board within the server. While these solutions increase performance, they continue to utilize the host CPU for a portion of the transaction processing, and therefore do not fully optimize the server’s performance. A more effective solution is to install an Internet appliance that fully offloads and accelerates the SSL encryption and decryption processes, thereby leaving the server completely free to process the unencrypted portions of the transaction and all other traffic at maximum performance. In addition, as businesses utilize highly specialized network equipment, such as content switches, load balancers and caching appliances to provide maximum performance for high traffic web sites and Internet applications, they are also seeking specialized products to address SSL encryption and decryption acceleration and offloading within these network architectures.

The SonicWALL Solutions

SonicWALL products are designed to provide comprehensive Internet security for (1) networks ranging in size from one to more than 15,000 users (2) enterprises utilizing branch offices, POS locations and (3) e-commerce applications that handle millions of secure transactions daily. Our access security products span a wide range of requirements, from single-user set-top appliances to rack-mounted enterprise-class units capable of supporting thousands of users. Our products vary with respect to the number of supported users, the number of transactions handled, the number of ports and feature options such as VPN, anti-virus protection and content filtering, as well as management tools that enable our customers to easily manage SonicWALL appliances installed throughout their networks. Our transaction security products include appliance-based solutions, which can be deployed in the most sophisticated networks requiring the highest levels of transaction performance. Our SSL appliances enable web sites to maintain optimal performance while processing a growing number of secure transactions.

In addition to serving the security needs of the small to medium businesses, SonicWALL access security products are a fully compatible, perimeter security solution for large, distributed enterprises and their branch offices, POS locations and telecommuters. Our access security products are designed to be fully compatible with industry VPN technology standards. SonicWALL transaction security products are an ideal solution for enterprises and service providers who are deploying high performance e-commerce applications.

As of December 31, 2003, we have sold more than 450,000 of our Internet security appliances worldwide. The SonicWALL product line provides our customers with the following key benefits:

•	High Performance, Scalable and Robust Access Security. The SonicWALL product family provides a comprehensive integrated security solution that includes firewall, VPN, anti-virus and content filtering. Our access security products protect private networks against Internet-based theft, destruction or modification of data, and can automatically notify customers if their network is under certain types of attack. SonicWALL has been awarded the internationally recognized International Computer Security Association (“ICSA”) Firewall Certification. Our VPN products enable affordable, secure communications among remote offices, mobile employees and business partners over the Internet. Our anti-virus service provides comprehensive virus protection with automatic updates and minimal administration. Our content filtering service enables businesses, schools and libraries to restrict access to objectionable or inappropriate web sites.

•	High Performance, Robust Transaction Security. The SonicWALL product family also includes SSL acceleration and offloading products that allow enterprises and service providers to secure and accelerate e-commerce transactions. By accelerating and offloading the processing of secure e-commerce transactions, our SSL products allow web sites to handle significantly higher volumes of customer traffic. Unlike competitive SSL acceleration products, our products completely offload SSL processing, enabling maximum performance of the server.

•	Ease of Installation and Use. The SonicWALL product family delivers plug-and-play appliances designed for easy installation and use. Installation consists of simply connecting a SonicWALL device between the private network and the broadband Internet access device for our access security products and in front of the e-commerce web server for our transaction security products. SonicWALL products are easily configured and managed through a web browser-based interface or through our Global Management System. No reconfiguration of any personal computer application is required. Our access security products are pre-configured to interface with all major Internet access technologies, including cable, DSL, Integrated Services Design Network (“ISDN”), Frame Relay and T-1 via Ethernet. Our transaction security products are compatible with all major web server and e-commerce software products and are designed to operate in the most sophisticated and highest traffic network architectures.

•	Low Total Cost of Ownership. The SonicWALL product design minimizes the purchase, installation and maintenance costs of Internet security. The suggested retail prices of our access security products begin at $445 and scale up with products and features that span a wide array of customer requirements. Our affordable, easy-to-manage Internet security appliances also enable customers to avoid the expense of hiring costly IT personnel who may otherwise be required to implement and maintain an effective Internet security solution.

•	Reliability. The SonicWALL product design maximizes reliability and uptime. Our products use an embedded single purpose operating system and a solid state hardware design. Many of our competitors’ product offerings consist of software installed on general-purpose host computers that use the Windows NT or UNIX operating systems. General-purpose operating systems such as these are designed to run multiple applications, creating an environment with less dedicated security and in which random system crashes are commonplace. Moreover, since general-purpose computers contain many moving parts, such as hard disk drives, floppy drives, fans and switching power supplies, they are more prone to hardware failures over time. These software and hardware failures can compromise Internet security.

Strategy

Our goal is to extend our leadership position by continuing the transition from a single product firewall / VPN company to a comprehensive provider of integrated security, productivity and mobility solutions. We plan to accomplish our goal by focusing on Value Innovation, the process whereby we target the majority adopters of technology and deliver solutions with outstanding price-performance. This approach emphasizes time-to-mass market acceptance over pursuit of customers who are early technology adopters. Successful implementation of this approach requires a timely match between our customers’ requirements and feature integration within our platform.

Key elements of our strategy include:

•	Global Growth. We plan to focus our investment in those geographical areas that can return the growth rates consistent with a global high-tech organization. We have established an Operations Center in Europe and plan to hire aggressively in the Asia-Pacific region. Part of the global growth initiative also includes taking advantage of supply chain improvements wherever possible. We believe that this type of alignment of our resources will strengthen our global position.

•	Continue to Develop New Products. We intend to use our product design and development expertise to produce outstanding solutions that deliver value to our end-users. We believe that new product offerings timed to majority market acceptance will strengthen our market position and assist us in penetrating new markets.

•	Continuous Cost Reduction. We anticipate that the hardware appliance business will continue to operate under the same economic pressures that the rest of the IT industry experiences, namely, constant pressure for improved price-performance. We intend to be relentless in our pursuit to lower costs in all aspects of our business. Supply chain improvements and overall continual business process improvement are key components of this initiative. We believe that the associated cost reductions will strengthen our market position and assist us in penetrating new markets.

•	Focus on Distributed Architecture. Our platform architecture allows us to address traffic at the gateway to the network as well as through an enforced client solution. We intend to focus on those areas where our solutions have gained wide market acceptance and the users understand the value of our offerings.

•	Strengthen Our Indirect Channel. Our target markets are generally served by a two-tier distribution channel. We have successfully penetrated these markets with over 10,000 value-added resellers, systems integrators and distributors who sell our products in over 50 countries. We intend to continue to implement programs designed to enhance our competitive position through distributors and value added resellers.

•	Increase Services Revenue. We intend to continue to develop new service offerings to generate additional revenue from our installed base. We currently offer integrated anti-virus and content filtering subscription services. We also offer fee-based customer support services and training to our customers. We have dedicated sales and marketing personnel and programs that focus on selling these services, as well as add-on products to our existing base of customers.

Products and Services

SonicWALL provides comprehensive complete Internet security solutions that include access security and transaction security products, value-added security applications, and training, consulting and support services. Our access security product line provides cost effective and high performance Internet security solutions to small, medium and large enterprise customers in commercial, healthcare, education and government markets. Our transaction security products enable our target enterprise and service provider customers to process large volumes of secure transactions using SSL technology without compromising the performance of their e-commerce or e-business applications.

Our Global Management System (“GMS”) enables distributed enterprises and service providers to manage and monitor a large number of SonicWALL Internet security appliances and deploy our security services from a central location to speed deployment, reduce staffing requirements, speed deployment and lower costs.

Access Security Features

SonicWALL access security products include high performance, solid-state Internet security appliances that provide integrated security to meet the needs of the individual telecommuter through the large distributed enterprise. SonicWALL Internet security appliances share a common set of Internet security features that have been tailored to meet the needs of our target markets:

Stateful Packet Inspection Firewall Security.    Our firewall technology protects private networks against Internet-based theft, destruction or modification of data, and automatically notifies customers if their networks are under attack. SonicWALL has been awarded the internationally recognized ICSA Firewall Certification. In addition, the firewall technology in our products detects and thwarts such “denial of service” attacks as “ping of death”, “SYN flood”, “LAND attack” and “internet protocol spoofing”.

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

Logging and Reporting.    SonicWALL appliances maintain an event log of potential security concerns, which can be viewed with a web browser or automatically sent on a periodic basis to any e-mail address. SonicWALL appliances notify the administrator of high-priority security issues, such as an attack on a server, by immediately sending an alert message to a priority e-mail account such as an e-mail pager. SonicWALL also provides pre-defined reports that show different views of Internet usage, such as the most commonly accessed web sites.

Internet Security Appliances

SonicWALL Internet security appliances vary with respect to the number of supported users, the number of ports, product features, processor speed and scalability. During 2003 we introduced a new generation of products including new PRO series appliances that are powered by our new SonicOS 2.0 operating system that is part of a complete, integrated security and productivity solution. We also introduced the SOHO TZW to meet the end user demand for convenient wireless connectivity.

SonicWALL’s line of Internet security appliances now include:

SonicWALL TELE3 SP/TELE3 SPi.    This Internet security appliance provides affordable, highly reliable Internet security and VPN connectivity through the utilization of an integrated analog modem. The SonicWALL TELE3 SP/TELE3 SPi features automated “fail-over” and “fail-back” technology to ensure that VPN connections are available even when the primary broadband connection fails. Both the TELE3SP and TELE3 SPi provide the functionality to choose between broadband and dial-up connectivity.

SonicWALL SOHO3.    This Internet security appliance provides a flexible and affordable Internet security solution for small business networks using broadband connections to the Internet. SonicWALL SOHO3 is available in 10-user, 25-user and 50-user models and can be upgraded to support unlimited users.

SonicWALL SOHO TZW.    This wireless Internet security appliance provides an affordable secure wireless gateway that integrates secure wireless, firewall, and VPN technologies in a single, easy-to-use solution, delivering the convenience and benefits of both wireless and wired connectivity. By enforcing the use of IPSec 3DES encryption on the Wireless Local-Area Network (“WLAN”) solid security is provided.

SonicWALL TZ 170.    This Internet security appliance provides a total security platform, delivering network security, flexibility and reliability to home, small, remote and branch offices. This high performance stateful packet inspection firewall ships in multiple node configurations and offers a choice between absolute ease of use for basic networks and ultimate flexibility for networks with more complex needs. The functionality of the TZ 170 is extended by the integrated 5-port medium dependent interface crossover (“MDIX”) switch allowing multiple computers to be networked together.

SonicWALL PRO 200 and SonicWALL PRO 230.    This Internet security appliance meets the security demands of medium to large networks and support up to 500 simultaneous VPN connections for remote offices or workers. The SonicWALL PRO 200 and SonicWALL PRO 230 allow companies to increase productivity by establishing secure VPN connections with business partners, branch offices, telecommuters and mobile users.

SonicWALL PRO 3060.    This Internet security appliance provides a total security platform for complex networks, utilizing six fully configurable Ethernet interfaces to provide cost-effective, enterprise-class firewall throughput and VPN concentration. The PRO 3060 is powered by the SonicOS 2.0 firmware which provides hardware fail-over, wide-area network (“WAN”) ISP fail-over and an automated secondary VPN gateway, ensuring continuous network uptime. This product can support up to 128,000 concurrent sessions, 25 VPN client sessions for remote users and 500 to 1,000 VPN site-to-site connections.

SonicWALL PRO 4060.    This Internet security appliance provides all of the features of the PRO 3060, but increases the concurrent sessions to 500,000, VPN client sessions for remote users to 1,000 and VPN site-to-site connections to 3,000.

SonicWALL GX250.    This Internet security appliance is a high-bandwidth firewall and VPN solution for large enterprise installations and data centers. The 3U rack-mount Internet security appliance provides firewall protection with an ICSA-certified, stateful inspection firewall and integrated IPSec VPN connectivity. Built on an Application Specific Integrated Circuit (“ASIC”) security architecture, the GX250 delivers breakthrough performance supporting 200Mbps firewall throughput and up to 5,000 VPN tunnels. The GX250 ships with three FAST Ethernet 10/100 Base-TX interfaces.

SonicWALL GX650.    This Internet security appliance is SonicWALL’s highest performance firewall and VPN solution. The GX650 has all the features of the GX250, but increases firewall throughput to 1.4Gbps while increasing VPN connections to 10,000. This product ships with three Gigabit Ethernet 1000 Base-SX interfaces.

Security Application Services

SonicWALL Internet security appliances integrate seamlessly with a comprehensive line of value-added security applications to provide a comprehensive Internet security solution. With SonicWALL’s integrated security applications, users can reduce the integration and maintenance problems that often result from sourcing, installing, and maintaining security products and services from multiple vendors.

SonicWALL Global VPN Client.    Our virtual private networking capabilities enable affordable and secure communications over the Internet between geographically dispersed offices, workers and partners. SonicWALL virtual private networking uses the industry standard IPSec protocol to deliver state-of-the-art security and interoperability with industry’s other virtual private networking products.

SonicWALL Content Filtering Service.    Our content filtering service enables businesses, families, schools and libraries to control access to objectionable or inappropriate web sites. SonicWALL can filter Internet content by uniform resource locator (“URL”), keyword or application type. We offer a content filter subscription service that provides a list of objectionable web sites that is automatically updated on an hourly basis.

SonicWALL Anti-Virus.    Our anti-virus subscription service can ease the challenges of installing and maintaining anti-virus protection throughout a business and across a distributed network. This SonicWALL service integrates with our security appliances to deploy and maintain anti-virus software for each user on the network without the need for desktop-by-desktop installation, configuration and maintenance. Automatic anti-virus updates insulate all network nodes from new virus outbreaks.

Transaction Security Products

Our transaction security products utilize SSL technology and high performance ASIC designs to provide the highest levels of performance and security for businesses and service providers. SonicWALL SSL products are capable boosting e-commerce web site performance up to 50 times by offloading the processing burden of SSL transactions. SonicWALL’s SSL products deliver industry-leading price/performance and transaction security for the enterprise, e-commerce and service provider markets.

SonicWALL SSL Appliances.    Our SSL appliances easily install in front of any web server or cluster tasked with secure transaction processing, and support up to 800 new SSL connections per second and up to 30,000 sustained SSL connections per second for high-demand SSL processing. The SSL appliances store up to 1,024 keys and certificates thereby providing web server independence and eliminating the need to configure secure processing properties on the host application. The SSL appliances include redundant power supplies and a fail-over port for high availability SSL processing.

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

For network administrators, managing security for distributed networks on a site-by-site basis puts a big strain on resources. Visits to remote sites to setup security, inspect security installations, or provide training to local personnel is time consuming, expensive and unreliable. Administrators cannot be certain that every installation in the distributed network is complying with company security policies. To address these realities, SonicWALL’s solution for global security management is the Global Management System (“GMS”). This software application provides network administrators with configuration and management tools to globally define, distribute, enforce and deploy the full range of security application services and upgrades for thousands of SonicWALL Internet security appliances.

Customer Service and Technical Support

We offer our customers a comprehensive range of support programs that include electronic support, product maintenance and personalized technical support services on a worldwide basis. In 2003 a new support center was opened in Bangalore, India, to supplement the level of services we provide our global customers. We offer direct support to customers in North America, Europe, Japan and selected countries in Asia Pacific. Support services in other locations are provided through SonicWALL distributors. We now have five customer support centers located in Sunnyvale, California; Phoenix, Arizona; Boxtel, The Netherlands; Tokyo, Japan and Bangalore, India. Most of our technical support function in all locations is outsourced to third party service providers under agreements that may be cancelled upon advance written notice of either 90 or 180 days. Outsourcing our technical support enables us to reduce fixed overhead and personnel costs and allows us the flexibility to meet market demand. SonicWALL provides direct support for enterprise customers and certain channel partners who require custom services.

Our standard service offerings include support which is available during normal business hours, as well as support services with access 24 hours a day, seven days a week. These support offerings provide replacement for failing hardware, telephone or web-based technical support and firmware updates. For large customers, alliance partners and Original Equipment Manufacturers (“OEMs”), SonicWALL also offers custom support agreements that may include additional features like dedicated technical account management, accelerated escalation and logistical support.

In 2003 we enhanced our electronic service delivery infrastructure with the implementation of an electronic knowledge base, on-line chat services and electronic training. These tools reduce overall service delivery costs and expand the capacity of SonicWALL technical resources. Purchased under an Application Service Provider (“ASP”) agreement with selected vendors, these services may be impacted in the event the providers prove unreliable.

Customers

We sell our products through distributors, resellers and original equipment manufacturers. As of December 31, 2003, we sold more than 450,000 Internet security appliances. The following lists our top international and domestic distributors based on revenues in the year ended December 31, 2003, and significant original equipment manufacturers.

Top Domestic and International Distributors		Original Equipment Manufacturers
• Ingram Micro	• Tempest AS (Denmark)
• Tech Data	• Allasso, Ltd (UK)	• 3Com
• Securematics, Inc.	• Marubeni Solutions (Japan)	• Cisco
• Alternative Technology	• Canon Solutions (Japan)
• Tek Data (England)
• Lan 1 Pty Ltd. (Australia)

End Users

Our products are sold by our channel partners to end users such as, financial institutions, retail outlets, professional offices, service providers, healthcare providers and educational and other public entities.

Sales and Marketing

Our sales and marketing efforts focus on successfully penetrating the small to medium size networks used in, enterprises, e-commerce, education, healthcare, and retail/point-of-sale markets. Our marketing programs promote SonicWALL brand awareness and reputation as a reliable, high performance, easy-to-use, and affordable Internet security appliance. We try to strengthen our brand through a variety of marketing programs which include on-going public relations, our web site, advertising, direct mail, industry and regional trade shows and seminars. We intend to continue expanding and strengthening our indirect channel relationships through additional marketing programs and increased promotional activities.

We believe that SonicWALL products are ideally suited for the indirect channel business model. We market and sell our products in this indirect channel through a two-tiered distribution structure consisting of distributors and resellers in the United States and over 50 other countries. Distributors and resellers accounted for approximately 96% of our total revenue for the year ended December 31, 2003. Resellers, which include systems integrators, ISPs, dealers, mail order catalogs and online catalogs, generally purchase our products from our distributors and then sell our products to end-users in our target markets.

We divide our sales organization regionally into three territories: the Americas; Asia Pacific (APAC); and Europe, the Middle East and Africa (EMEA). Regional sales representatives manage our relationships with our network of distributors, value-added resellers and customers, help our value-added reseller network sell and support key customer accounts, and act as a liaison between our value-added reseller network and our marketing organization. The regional sales representative’s primary responsibility is to help the indirect channel succeed and grow within the territory. We also have an internal sales staff that supports the indirect channel, and a telesales organization whose primary responsibility is selling products to our installed base.

Domestic Channel.    In the Americas, the primary distributors of our products to resellers are Ingram Micro and Tech Data. Ingram Micro accounted for approximately 23% of total revenue in 2003, 21% in 2002 and 27% in 2001. Tech Data accounted for approximately 20% of total revenue in 2003, 26% in 2002 and 19% in 2001.

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

International Channel.    We believe there is a strong international market for our products. International sales represented approximately 30% of our total revenue in 2003, 34% in 2002 and 32% in 2001. Sales to Japan accounted for approximately 5%, 8% and 10% of total revenue in the years ended December 31, 2003, 2002 and 2001, respectively.

We direct substantially all of our international resellers to the appropriate distributor in each territory. We support our international distributors by offering customizable marketing materials, sales tools, leads, co-operative marketing funds, joint advertising, discounted demonstration units and training. We also participate in regional press tours, trade shows and seminars. Key international distributors include Tek Data Distribution in England, Canon Solutions in Japan and Tempest in Denmark.

Original Equipment Manufacturer Channel.    We enter into select original equipment manufacturer relationships in order to take advantage of the channels of well-established companies that sell into our target markets. We believe these channels expand our overall market while having a minor impact on our own indirect channel sales. We currently have agreements to sell our products or services through two original equipment manufacturers. Cisco, a supplier of network infrastructure products, resells certain of our SSL products under its own name. 3Com, a provider of diversified networking and telecommunications equipment, resells certain products that we manufacture and design under its own name. The terms of our agreements with these customers are variable and can generally be cancelled under certain conditions. In the years ended December 31, 2003, 2002 and 2001, our original equipment manufacturer revenue accounted for approximately 4%, 9% and 12% of total revenue, respectively.

Technology

We have designed our SonicWALL products using a unique combination of proprietary and non-proprietary hardware and software that delivers comprehensive Internet security with what we believe is excellent ease-of-use and industry-leading price/performance.

Appliance Platforms

SonicWALL’s line of appliance platforms is currently based on several architectures. The SonicWALL TELE3 and SOHO3 hardware platforms are based on the Toshiba TX3927 RISC microprocessor and also features SonicWALL’s ASIC-based VPN acceleration hardware. This platform provides firewall performance of up to 75Mbps and 3DES VPN performance of up to 20Mbps. The SonicWALL TELE3 and SOHO3 also include two 10/100 Mbps Fast Ethernet ports. The SonicWALL PRO 200 and 230 platforms are based on Intel’s StrongARM RISC microprocessor and also features SonicWALL ASIC-based VPN acceleration hardware. This platform provides firewall performance of up to 100Mbps and 3DES VPN performance of up to 45Mbps. Each product includes three 10/100 Mbps Fast Ethernet ports. The SonicWALL GX250 and GX650 platform is based on Intel’s Pentium III microprocessor, includes high performance VPN hardware acceleration and is capable of firewall performance of up to 1.4Gbps and 3DES VPN performance of up to 270Mbps.

During 2003 SonicWALL introduced two new architectures. SonicWALL’s TZ170 series appliances are based on a highly integrated system-on-a-chip architecture which SonicWALL purchases from a third-party as an off-the-shelf component. The TZ170 products offer firewall performance up to 90 Mbps and 3DES VPN performance of up to 20 Mbps. The TZ170 products include seven 10/100 Fast Ethernet ports. SonicWALL’s PRO 3060 and PRO 4060 series appliances are based on Intel’s Pentium 4 architecture and include an auxiliary processor purchased from Cavium to provide cryptographic acceleration. The PRO 3060 and PRO 4060 products offer firewall performance up to 300 Mbps and 3DES VPN performance of up to 190 Mbps. The PRO 3060 and PRO 4060 products include six 10/100 Fast Ethernet ports.

The entire SonicWALL access security product line provides the following core features:

•	Stateful Packet Inspection Firewall. The core technology is the stateful packet inspection firewall software, which is widely accepted as the most advanced and secure method of implementing an Internet firewall. It examines all layers of the packet (from the physical layer up to application layer) and determines whether to accept or reject the requested communication based on state information derived from previous communications and the applications in use. Stateful packet inspection dynamically adjusts based on the changing state of the communication running across the firewall and is invisible to users on the protected network. It therefore requires no client personal computer reconfiguration. Our SonicWALL firewall protects against a known set of security threats.

•	IP Address Management. We have developed tools to hide the complexity of IP addressing. Network Access Transmission (“NAT”) allows networks to share a small number of valid public IP addresses with an equal or larger number of client computers on the LAN. This is a common challenge in new broadband-connected networks. Our DHCP Client and Server tools allow both the firewall and the client computers behind it to obtain their respective IP addresses dynamically from a server and thereby eliminate the need for manual configuration.

The SonicWALL access security product line offers the following options for device management:

•	Web Browser-Based Management Interface. We believe our products have an intuitive and easy-to-use web-based management interface for rapid installation, configuration, and maintenance, without the need for a dedicated information technology staff to install and maintain the solution. This interface can be easily accessed from any web browser on the internal, private network. This interface can also be accessed remotely in a secure manner using the virtual private networking feature described above.

•	SonicWALL Global Management System. Our global management system, SonicWALL GMS, is an enterprise software application that enables service providers and distributed enterprises to manage all of their SonicWALL appliances from a central location. SonicWALL GMS is available to use in Windows NT, Windows 2000 and Sun Solaris operating environments. SonicWALL GMS is also compatible with leading relational database management systems such as Oracle and Microsoft SQL Server.

Security Applications

SonicWALL Internet Security Appliances integrate seamlessly with a comprehensive line of value-added security services to provide comprehensive Internet security. With SonicWALL’s integrated security services, companies avoid the integration and maintenance problems that often result from sourcing, installing, and maintaining security products from multiple vendors. Our security services are easily enabled on the base hardware platform via a software key.

•	Content Filtering. Our Internet content filter blocks objectionable content using a list of prohibited URLs and keywords as well as cookies, Java and ActiveX scripts. We license SurfControl’s and Cerberian’s list of URLs and adapt it for our products. Each SonicWALL appliance can automatically download an updated URL list weekly to keep pace with the dynamic nature of Internet content by subscribing to the SonicWALL Internet Content Filtering subscription.

•	Anti-Virus. Our anti-virus subscription service is intended to provide anti-virus protection throughout a business and across a distributed network. This SonicWALL service integrates with our security appliances to deploy and maintain anti-virus software for each user on the network—without the need for desktop-by-desktop installation, configuration and maintenance. Automatic anti-virus updates ensure all network nodes are protected from new virus outbreaks.

Transaction Security Products

SonicWALL transaction security products boost web site performance by offloading all SSL processing from the web servers to a device optimized for handling SSL transactions. SonicWALL SSL products use a powerful onboard processor with SonicWALL’s proprietary embedded operating system to deliver a complete end-to-end security system. Our SSL products are capable of accelerating e-commerce web site performance up to 50 times at a fraction of the cost of installing new web servers. Storing up to 1,024 keys and certificates, SonicWALL SSL products provide complete web server independence for secure processing.

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

Research and Development

We believe that our future success will depend in large part on our ability to develop new and enhanced Internet security solutions and our ability to meet the rapidly changing needs of our target customers who have broadband access to the Internet. We focus our research and development on evolving Internet security needs. We have made substantial investments in hardware, firmware, and software, which are critical to drive product cost reductions and higher performance solutions.

Our research and development activities are conducted at our principal facilities in Sunnyvale, California. In 2003, 2002 and 2001 we incurred expenses, excluding amortization of stock-based compensation, of $19.9 million, $18.9 million and $21.3 million, respectively, on research and development activities.

Competition

The market for Internet security products is worldwide and highly competitive. Competition in our market has increased over the past year, and we expect competition to further intensify in the future. There are few substantial barriers to entry, and additional competition from existing competitors and new market entrants will likely occur in the future.

Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. In addition, our current and future competitors may integrate security products into the infrastructure of their existing product lines, including operating systems, routers, and browsers, in a manner that may discourage users from purchasing the products and services we offer. Many of our current and potential competitors have greater name recognition, larger customer bases to leverage and greater access to proprietary technology, and could therefore gain market share to our detriment. In addition, our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources. We expect additional competition as other established and emerging companies enter the Internet security market and new products and technologies are introduced.

Current and potential competitors in our markets include, but are not limited to the following, all of which sell worldwide or have a presence in most of the major markets for such products:

•	enterprise firewall software vendors such as Check Point, Microsoft and Symantec;

•	network equipment manufacturers such as Cisco, Lucent Technologies, Nortel Networks and Nokia;

•	computer or network component manufacturers such as Intel;

•	security appliance and/or PCI card suppliers such as WatchGuard Technologies and NetScreen Technologies;

Proprietary Rights

We currently rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality provisions and other contractual provisions to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized parties may misappropriate or infringe on our patents, trade secrets, copyrights, trademarks, service marks and similar proprietary rights. We have an on-going patent disclosure and application process and we plan to aggressively pursue additional patent protection. Our pending patent applications may not result in the issuance of any patents. Even if we obtain such patents, that will not guarantee that our patent rights will be valuable, create a competitive barrier, or will be free from infringement. Furthermore, if any patent is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

U.S. Government Export Regulation Compliance

Our products are subject to federal export restrictions on encryption strength. Federal legal requirements allow the export of any-strength encryption to designated business sectors overseas, including U.S. subsidiaries, banks, financial institutions, insurance companies and health and medical end users. We have obtained a federal export authorization that allows us to export encryption technology to commercial entities in approved countries. With these expanded export rights, we may export strong encryption to a wide range of foreign end-users, subject to limitations and record-keeping requirements. We require that our distributors understand these export requirements and comply with them in the sale and distribution of our products.

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

Employees

As of December 31, 2003, we had 346 employees. Of these, 156 were employed in sales and marketing, 45 in finance and administration, 116 in research and development and 29 in operations. We are not party to any collective bargaining agreements with our employees and we have not experienced any work stoppages. We believe we have excellent relations with our employees.

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

To date, sales to two distributors have accounted for a significant portion of our revenue. In 2003, approximately 96% of our sales were to distributors and resellers, and sales through Ingram Micro and Tech Data accounted for approximately 23% and 20% of our revenue, respectively. In 2002, approximately 91% of our sales were to distributors and resellers, and sales through Ingram Micro and sales to Tech Data accounted for approximately 21% and 26% of our revenue, respectively. In 2001, approximately 88% of our sales were to distributors, and sales through Ingram Micro and sales to Tech Data accounted for approximately 27% and 19% of our revenue, respectively. In addition, in 2003, 2002 and 2001, our top 10 customers accounted for 56% or more of total revenues. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. Although we have limited one-year agreements with Ingram Micro and Tech Data and certain other large distributors, these contracts are subject to termination at any time. We cannot assure you that any of these customers will continue to place orders with us, that orders by these customers will continue at the levels of previous periods or that we will be able to obtain large orders from new customers. If any of the foregoing should occur, our revenues will likely decline and our business will be adversely affected. In addition, as of December 31, 2003, Ingram Micro and Tech Data represented approximately $1.3 million and $1.4 million of our accounts receivable balance, constituting 14% and 15%, of total receivables, respectively. The failure of any of these customers to pay us in a timely manner could adversely affect our balance sheet, our results of operations and our creditworthiness, which could make it more difficult to conduct business.

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

Competitors to date have generally targeted the security needs of enterprises of every size with firewall, VPN and SSL products that range in price from approximately $250 to more than $30,000. We may experience increased competitive pressure on some of our products, resulting in both lower prices and gross margins. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. In addition, our competitors may bundle products competitive to ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products. If any of the foregoing were to occur, our business could be adversely affected.

Average selling prices of our products may decrease, which may reduce our gross margins.

The average selling prices for our products may decline as a result of competitive pricing pressures, a change in our product mix, anticipation of introduction of new products, promotional programs and customers who negotiate price reductions in exchange for longer-term purchase commitments. For example during 2003, we experienced lower average selling prices in our SOHO, and PRO product lines due to rebates and incentives offered to our customers as well as a shift in mix between certain product lines. Together, these two factors reduced our overall average selling prices, and our product revenue for the year ended December 31, 2003 declined below the levels reached for the year ended December 31, 2002. In addition, competition has increased over the past year, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Furthermore, we anticipate that the average selling prices and gross margins for our products will decrease over product life cycles. We cannot assure you that we will be successful in developing and introducing on a timely basis new products with enhanced features, or that these products, if introduced, will enable us to maintain our average selling prices and gross margins at current levels. If the average selling prices of our products decline, our revenue will likely decline and our operating results will be adversely affected.

We have difficulty predicting our future operating results or profitability due to volatility in general economic conditions and the Internet security market and a shortfall in revenues may harm our operating results.

Overall weakness in the general economy and volatility in the demand for Internet security products are two of the many factors underlying our inability to predict our revenue for a given period. We base our spending levels for product development, sales and marketing, and other operating expenses largely on our expected future revenue. A large proportion of our expenses are fixed for a particular quarter or year, and therefore, we may be unable to decrease our spending in time to compensate for any unexpected quarterly or annual shortfall in revenue. As a result, any shortfall in revenue could adversely affect our operating results. For the year ended December 31, 2003, we reported a net loss of $17.7 million. We do not know if we will be able to achieve profitability in the future.

We offer retroactive price protection to our major distributors and if we fail to balance their inventory with end user demand for our products, our allowance for price protection may be inadequate. This could adversely affect our results of operations.

We provide our major distributors with price protection rights for inventories of our products held by them. If we reduce the list price of our products, our major distributors receive refunds or credits from us that reduce the price of such products held in their inventory based upon the new list price. As of December 31, 2003, we estimated that approximately $9.7 million of our products in our distributors’ inventory are subject to price protection, which represented approximately 10.3% of our revenue for the year ended December 31, 2003. We have incurred approximately $800,000 of credits under our price protection policies in 2003. Future credits for price protection will depend on the percentage of our price reductions for the products in inventory and our ability to manage the level of our major distributors’ inventory. If future price protection adjustments are higher than expected, our future results of operations could be materially adversely affected.

We are dependent on international sales for a substantial amount of our revenue. We face the risk of international business and associated currency fluctuations, which might adversely affect our operating results.

International revenue represented 30% of total revenue in 2003, 34% of total revenue in 2002 and 32% of total revenue in 2001. For the year ended December 31, 2003, revenue from Japan represented 5% of our total revenue, and revenue from all other international regions collectively represented approximately 25% of our total revenue. We expect that international revenue will continue to represent a substantial portion of our total revenue in the foreseeable future. Our risks of doing business abroad include our ability to maintain distribution relationships on favorable terms, and if we are unable to do so, revenue may decrease from our international operations. Because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. The weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. We are subject to the risks of conducting business internationally, including potential foreign government regulation of our technology, general geopolitical risks associated with political and economic instability, changes in diplomatic and trade relationships, and foreign countries’ laws affecting the Internet generally.

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

We have arrangements with two partners to license their anti-virus and content filtering products. Our partners may fail to provide us with updated products or experience delays in providing us with updated products. In addition, our partners may provide us with products of substandard quality. If this happens, we may be unable to include these anti-virus and content filtering products in the products that we sell to our customers or our products might not contain the most advanced technology. Consequently, our customers may purchase products from one of our competitors, or sales to our customers may be delayed. In such a case, our revenues will be adversely affected. Anti-virus and content filtering revenue accounted for 6%, 7% and 5% of total revenue in 2003, 2002 and 2001, respectively.

We rely primarily on one contract manufacturer for all of our product manufacturing and assembly, and if we cannot obtain its services, we may not be able to ship products.

We outsource all of our hardware manufacturing and assembly to one third-party manufacturer and assembly house, FLASH Electronics Inc. FLASH Electronics manufactures our products in both the U.S. and China. We do not have a long-term manufacturing contract with this vendor, and our operations could be disrupted if we have to switch to a replacement vendor or if our hardware supply is interrupted for an extended period. In addition, we provide forecasts of our demand to FLASH Electronics up to six months prior to scheduled delivery of products to our customers. If we overestimate our requirements, FLASH Electronics may have excess inventory, which would increase our costs. If we underestimate our requirements, FLASH Electronics may have an inadequate component inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. Financial problems of our contract manufacturer or reservation of manufacturing capacity by other companies, inside or outside of our industry, could either limit supply or increase costs. We may also experience shortages of components from time to time, which also could delay the manufacturing of our products. If any of the foregoing occur we could lose customer orders and revenue could decline.

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

Our success depends in part on our ability to hire and retain key engineering, operations, finance, information systems, customer support and sales and marketing personnel. Our employees may leave us at any time. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products. We cannot assure you that we will be able to hire and retain a sufficient number of qualified personnel to meet our business needs.

We may experience competition from products developed by companies with whom we currently have OEM relationships.

We have entered into arrangements with original equipment manufacturers (“OEMs”) to sell our products, and these OEMs sell our technologies under their brand name. Our OEM revenues represented approximately 4%, 9% and 12% of total revenues in 2003, 2002 and 2001, respectively. Some of our OEM partners are also competitors of ours, as those OEM partners have developed their own products that will compete against the products jointly produced by our OEM partners and us. This increased competition could result in decreased sales of our product to our OEM customers, decreased revenues, lower prices and/or reduced gross margins. If any of the foregoing occur, our business may suffer.

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

We currently rely on a combination of patent, trademark, copyright, and trade secret laws, confidentiality provisions and other contractual provisions to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized parties may misappropriate or infringe on our patents, trade secrets, copyrights, trademarks, service marks and similar proprietary rights. We have an on-going patent disclosure and application process and we plan to aggressively pursue additional patent protection. Our pending patent applications may not result in the issuance of any patents. Even if we obtain such patents, that will not guarantee that our patent rights will be valuable, create a competitive barrier, or will be free from infringement. Furthermore, if any patent is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

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

We have been named as defendant in litigation matters that could subject us to significant liability for damages, penalties, and fines.

We are currently a defendant in on-going litigation matters described in Item 3-Legal Proceedings. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of these litigation matters. Failure to prevail in these matters could have a material adverse effect on our consolidated financial position, results of operations, and cash flows in the future.

In addition, the results of litigation are uncertain and the litigation process may utilize a significant portion of our cash resources and divert management’s attention from the day to day operations of the Company, all of which could harm our business.

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

Because we provide Internet security, we may become a greater target for attacks by computer hackers. We will not succeed unless the marketplace is confident that we provide effective Internet security protection. Networks protected by our products may be vulnerable to electronic break-ins. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. Although we have not experienced any act of sabotage or unauthorized access by a third party of our internal network to date, if an actual or perceived breach of Internet security occurs in our internal systems or those of our end-user customers, regardless of whether we cause the breach, it could adversely affect the market perception of our products and services. This could cause us to lose current and potential customers, resellers, distributors or other business partners. If any of the above occurs, our revenues could decline and our business could suffer.

If our products do not interoperate with our end customers’ networks, installations could be delayed or cancelled, which could significantly reduce our revenues.

Our products are designed to interface with our end user customers’ existing networks, each of which have different specifications and utilize multiple protocol standards. Many of our end user customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must interoperate with all of the products within these networks as well as with future products that might be added to these networks in order to meet our end customers’ requirements. If we find errors in the existing software used in our end customers’ networks, we may elect to modify our software to fix or overcome these errors so that our products will interoperate and scale with their existing software and hardware. If our products do not interoperate with those within our end user customers’ networks, installations could be delayed or orders for our products could be cancelled, which could significantly reduce our revenues.

Reductions in purchases by our original equipment manufacturer customers may result in a decline in revenue.

We have OEM relationships with two primary original equipment manufacturers, 3Com and Cisco. Revenues from OEM relationships have fallen to 4% of total revenue in 2003, from 9% of total revenue in 2002 and 12% of total revenue in 2001. We have given notice of our election not to continue the OEM relationship with 3Com beyond the June 30, 2004 expiration of the current renewal term. As revenues from OEM relationships decline, revenues from other portions of the business will need to increase in order to grow overall revenue. If we are unable to grow revenues in other areas sufficiently to offset the loss of revenue from the OEM business, our revenue would decline and your investment in our common stock may decline in value.

Potential future acquisitions could be difficult to integrate, disrupt our business, dilute shareholder value and adversely affect our operating results.

Although we did not make any acquisitions in 2003 or 2002, we may make acquisitions or investments in other companies, products or technologies in the future. If we acquire other businesses in the future, we will be required to integrate operations, train, retain and motivate the personnel of these entities as well. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners.

We may have to incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our shareholders. In addition, due to acquisitions made in the past our profitability has suffered because of acquisition-related costs, amortization costs and impairment losses for acquired goodwill and other intangible assets.

Industry consolidation may lead to increased competition and may harm our operating results

There has been a trend toward industry consolidation in our market. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. We believe that industry consolidation may result in stronger competitors that are better able to compete with us. This could lead to more variability in operating results and could have a material adverse effect on our business, operating results, and financial condition.

Undetected product errors or defects could result in loss of revenue, delayed market acceptance and claims against us.

We offer a one and two year warranty periods on our products. During the warranty period end users may receive a repaired or replacement product for any defective unit subject to completion of certain procedural requirements. Our products may contain undetected errors or defects. If there is a product failure, we may have to replace all affected products without being able to record revenue for the replacement units, or we may have to refund the purchase price for such units if the defect cannot be resolved. Despite extensive testing, some errors are discovered only after a product has been installed and used by customers. Any errors discovered after commercial release could result in loss of revenue and claims against us. Such product defects can negatively impact our products’ reputation and result in reduced sales.

If we are unable to meet our future capital requirements, our business will be harmed.

We expect our cash on hand, cash equivalents and commercial credit facilities to meet our working capital and capital expenditure needs for at least the next twelve months. However, at any time, we may decide to raise additional capital to take advantage of strategic opportunities available or attractive financing terms. If we issue equity securities, shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, operating results, and financial condition.

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

An end customer’s decision to purchase our products often involves a significant commitment of its resources and a lengthy evaluation and product qualification process. Throughout the sales cycle, we often spend considerable time educating and providing information to prospective customers regarding the use and benefits of our products. Budget constraints and the need for multiple approvals within enterprises, carriers and government entities may also delay the purchase decision. Failure to obtain the required approval for a particular project or purchase decision may delay the purchase of our products. As a result, the sales cycle for our security solutions could be longer than 90 days.

Even after making the decision to purchase our products, our end customers may not deploy our products broadly within their networks. The timing of implementation can vary widely and depends on the skill set of the end customer, the size of the network deployment, the complexity of the end customer’s network environment and the degree of specialized hardware and software configuration necessary to deploy our products. End customers with large networks usually expand their networks in large increments on a periodic basis. Large deployments and purchases of our security systems also require a significant outlay of capital from end customers. If the deployment of our products in these complex network environments is slower than expected, our revenue could be below our expectations and our operating results could be adversely affected.

The inability to obtain any third-party license required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could seriously harm our business, financial condition and results of operations.

We license technology from third parties to develop new products or product enhancements. Third-party licenses may not be available to us on commercially reasonable terms or at all. The inability to obtain third-party licenses required to develop new products or product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could seriously harm our business, financial condition and results of operations.

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

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our discussion and analysis of financial condition and results of operations in this annual report, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Examples of such estimates include, but are not limited to, those associated with valuation allowances and accrued liabilities, specifically sales returns and other allowances, allowances for doubtful accounts and warranty reserves. SFAS No. 142 requires that goodwill and other indefinite lived intangibles no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis or on an interim basis if circumstances change or if events occur that would reduce the fair value of a reporting unit below its carrying value. We did not incur a goodwill impairment charge in 2003. Actual results may differ from these and other estimates if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

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

Our corporate headquarters, including certain of our research and development operations and our manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, certain of our facilities, which include one of our contracted manufacturing facilities, are located near rivers that have experienced flooding in the past. A significant natural disaster, such as an earthquake or a flood, could have a material adverse impact on our business, operating results, and financial condition. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results, and financial condition. In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results, and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to these economies and create further uncertainties. To the extent that such disruptions or uncertainties result in delays, curtailment or cancellations of customer orders, or the manufacture or shipment of our products, our revenues, gross margins and operating margins may decline and make it necessary for us to gain significant market share from our competitors in order to achieve our financial goals and achieve or maintain profitability.

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

Due to the global nature of our business, economic or social conditions or changes in a particular country or region could adversely affect our sales or increase our costs and expenses, which would have a material adverse impact on our financial condition.

Our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, political or social unrest or economic instability in a specific country or region; macro economic conditions adversely affecting geographies where we do business, trade protection measures and other regulatory requirements which may affect our ability to import or export our products from various countries; and government spending patterns affected by political considerations; and difficulties in staffing and managing international operations. Any or all of these factors could have a material adverse impact on our revenue, costs, expenses and financial condition.

ITEM 2.    Properties

Our corporate headquarters and executive offices are located in approximately 86,000 square feet of office space in Sunnyvale, California under a lease that expires in October 2004. We also lease approximately 34,000 square feet of office space in Salt Lake City, Utah under a lease that expires in April 2005 and approximately 17,000 square feet of office space in four other California locations under leases that expire at various dates ranging from 2004 to 2005. Additional sales and support offices are leased in the United Kingdom, France, Norway, Switzerland, the Netherlands, Australia, Brazil, Mexico, Germany, Japan, and Hong Kong. We believe that our existing facilities are suitable and adequate for our current needs. As part of our fiscal 2002 and 2003 restructuring actions, we have vacated approximately 34,000 square feet of office space of which we have subleased 10,000 square feet of space in agreements that expire at various dates from 2004 to 2005.

ITEM 3.    Legal Proceedings

On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against us, three of our officers and directors, and certain of the underwriters in our initial public offering in November 1999 and our follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in our public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss our claims. A proposal has been made for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in our financial statements as of December 31, 2003.

In September 2003, Data Centered filed a complaint against the Company in California Superior Court, Santa Clara County seeking compensatory and punitive damages, Data Centered LLC v. SonicWall, Inc., No. 103-CV-000060. The Company entered into a transaction with Data Centered for a technology license for, and the sale of load-balancing products for $522,500. The Company had acquired the load-balancing technology and products during its acquisition of Phobos Corporation. Former Phobos personnel operate Data Centered. Data Centered now alleges that the load-balancing products purchased by Data Centered were defective and did not comply with a purported warranty on the products. The Company has answered with a general denial of these allegations. The Company also has filed a cross-complaint alleging, among other things, that Data Centered’s claims are based on a fraudulently altered document that included a warranty clause that was not part of the parties’ contract; the actual contract between the parties contained a warranty disclaimer. No trial date has been set. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in our financial statements as of December 31, 2003.

On December 9, 2003, the first of three virtually identical putative class actions was filed in federal court against the Company and certain of its current and former officers and directors, on behalf of purchasers of the Company’s common stock between October 17, 2000 and April 3, 2002, inclusive. Edwards v. SonicWALL, Inc., et al., No. C-03-5537 SBA (N.D. Cal.). The complaints seek unspecified damages and generally allege that the Company’s financial statements were false and misleading in violation of the federal securities laws because the financial statements included revenue recorded on the sale of load-balancing products that were defective and did not comply with a purported warranty. These complaints appear to be based on the same factual allegations as the Data Centered case. The Company believes these claims are without merit for numerous reasons, including, as alleged in the Company’s cross-complaint in the Data Centered case, that the claims are based on a fraudulently altered document that included a warranty clause that was not part of the parties’ contract. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in our financial statements as of December 31, 2003.

On December 12, 2003, a putative derivative complaint captioned Reichert v. Sheridan, et al., No. 01-03-CV-010947, was filed in California Superior Court, Santa Clara County. The Complaint seeks unspecified damages and equitable relief based on causes of action against various of the Company’s present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California

Corporations Code. The Company is named solely as a nominal defendant against whom no monetary recovery is sought. This complaint appears to be based upon the same factual allegations contained in the Data Centered case that the Company has denied and disputes as set forth in the Company’s cross-complaint in that case. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in our financial statements as of December 31, 2003.

We are party to routine litigation incident to our business. We believe that none of these legal proceedings will have a material adverse effect on our consolidated financial statements take as a whole or our results of operations, financial position and cash flows.

ITEM 4.    Submission Of Matters To A Vote Of Security Holders

At the Annual Meeting of Shareholders held on December 12, 2003, our shareholders voted on and approved the following proposals:

Proposal 1.	Approve an amendment to the bylaws to increase board size to a range of 5 to 9;

Proposal 2.	Elect eight directors to the Board of Directors;

Proposal 3.	Approve an amendment to the 1999 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance by 1,500,000 shares to an aggregate of 2,525,000 shares.

Proposal 4.	Ratify the selection of PricewaterhouseCoopers LLP as independent accountants of the Company’s financial statements for the year ending December 31, 2003.

Proposal 1.    Amendment to the bylaws to increase board size to range of 5 to 9:

For	Against	Withheld
59,899,628	221,394	1,738,134

Proposal 2.    Election of Directors:

The following directors were elected at the December 2003 Annual Meeting of Shareholders:

Director	In favor	Withheld
Charles D. Kissner, Chairman	59,604,431	2,254,725
Sreekanth Ravi	60,074,211	1,784,945
David A. Shrigley	57,864,993	3,994,163
Cary H. Thompson	59,607,671	2,251,485
Robert M. Williams	57,393,043	4,466,113
David Garrison	57,860,883	3,998,273
Matthew Medeiros	60,078,361	1,780,795
Edward F. Thompson	60,077,011	1,782,145

Proposal 3.    Amendment to 1999 Employee Stock Purchase Plan:

For	Against	Withheld
38,843,837	9,522,003	13,493,316

Proposal 4.    Ratification of Independent Public Accountants:

For	Against	Withheld
59,000,676	1,129,682	1,728,798

PART II

ITEM 5.    Market For Registrant’s Common Equity And Related Stockholder Matters

Our common stock commenced trading on the Nasdaq National Market on November 11, 1999 and is traded under the symbol “SNWL”. As of December 31, 2003, there were approximately 167 holders of record of the common stock. The high and low sale prices for the common stock as reported on the Nasdaq National Market were:

	High	Low
Fiscal 2002
First Quarter	$21.33	$12.94
Second Quarter	$12.35	$4.50
Third Quarter	$5.00	$2.75
Fourth Quarter	$4.18	$1.85

Fiscal 2003
First Quarter	$4.54	$3.05
Second Quarter	$5.81	$3.30
Third Quarter	$7.21	$4.84
Fourth Quarter	$8.33	$6.09

We have never paid a cash dividend on our capital stock. We currently anticipate that we will retain all available funds for use in our business and we do not anticipate paying any cash dividends.

In September 2003, we issued 50,000 shares of our common stock, which represented the payment of additional consideration for our acquisition of certain technologies and the expansion of our sales and marketing infrastructure in Europe, related to an acquisition that originally occurred in 2001. The issuance was not underwritten. The securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation S, as promulgated by the Securities Act of 1933, as amended.

ITEM 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Statements of Operations Data:
Revenue:
Product	$19,130	$60,101	$86,777	$78,184	$65,931
License and service	1,917	9,347	25,210	25,035	28,470

Total revenue	21,047	69,448	111,987	103,219	94,401

Cost of revenue:
Product	5,884	17,310	25,244	25,303	27,906
License and service	77	262	1,431	4,659	5,617
Amortization of purchased technology	—	546	4,399	4,543	4,543

Total cost of revenue	5,961	18,118	31,074	34,505	38,066

Gross margin	15,086	51,330	80,913	68,714	56,335

Operating expenses:
Research and development	3,784	11,888	21,327	18,900	19,864
Sales and marketing	5,192	15,133	31,988	42,937	40,139
General and administrative	1,761	5,745	9,571	11,200	11,893
In-process research and development	—	2,300	—	—	—
Amortization of goodwill and purchased intangible assets(1)	—	4,415	38,839	5,744	5,333
Impairment of goodwill	—	—	—	87,640	—
Restructuring charges	—	—	—	3,969	1,833
Stock-based compensation	2,895	3,315	3,009	1,400	700

Total operating expenses	13,632	42,796	104,734	171,790	79,762

Income (loss) from operations	1,454	8,534	(23,821)	(103,076)	(23,427)
Interest income and other expense, net	536	10,136	9,258	6,044	4,169

Income (loss) before income taxes	1,990	18,670	(14,563)	(97,032)	(19,258)
Benefit from (provision for) income taxes	(1,832)	(9,923)	(6,351)	3,119	1,590

Net income (loss)	$158	$8,747	$(20,914)	$(93,913)	$(17,668)

Basic net income (loss) per share	$0.00	$0.16	$(0.32)	$(1.40)	$(0.26)

Diluted net income (loss) per share	$0.00	$0.14	$(0.32)	$(1.40)	$(0.26)

Shares used in computing basic net income (loss) per share	34,668	54,879	64,467	67,124	67,895

Shares used in computing diluted net income (loss) per share	42,392	60,496	64,467	67,124	67,895

	As of December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$62,589	$140,287	$60,908	$23,030	$30,467
Short-term investments	—	79,257	166,271	209,854	213,010
Total assets	71,239	488,117	516,351	405,098	381,721
Total shareholders’ equity	60,750	435,758	451,153	357,183	344,269
Long-term liabilities	—	20,426	17,625	12,272	—

(1)	In accordance with SFAS No. 142, goodwill and intangibles related to workforce are not being amortized effective January 1, 2002.

ITEM 7.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our Company. MD&A is provided as a supplement to—and should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K. This section and certain portions of the business section in Item 1 of this report contain forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. These forward looking statements include, but are not limited to, the following: various statements under the heading “Strategy” in the business section of this report; our ability to reduce channel conflict, our ability to drive cost efficiencies in the distribution channel; our ability to generate additional revenues from our installed base and through the sale of services coupled to incremental sales; our ability to introduce new products and services in a timely manner; success of our distributed architecture model; the level of end user acceptance of our products; the willingness of our channel partners to offer our products to their customers; advantages associated with our integrated design platform; our ability to realize increased license and service revenue; our ability to increase sales in targeted vertical markets; revenues generated from our SME access security market; VPN upgrade trends; international revenues as a percentage of total revenues; research and development, sales and marketing and general and administrative expenses; our belief that our cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve month and macro-economic factors affecting information technology spending. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this document.

Overview

This overview provides our perspective on the individual sections of MD&A, as well as a few helpful hints for reading these pages. MD&A includes the following sections:

•	Our Business — a general description of our business; the key success factors of our business; our opportunities challenges and risks.

•	Significant transactions — a discussion of our acquisitions and restructuring actions.

•	Our Critical Accounting Policies and Critical Accounting Estimates — a discussion of accounting policies that requires critical judgments and estimates.

•	Results of Operations — an analysis of our Company’s consolidated results of operations for the three years presented in our financial statements.

•	Liquidity and, Capital Resources — an analysis of cash flows, sources and uses of cash, and contractual obligations.

•	Other information and Recent Accounting Pronouncements — a listing of pre-approved audit and non-audit services to be performed by our Independent Auditors, and recent accounting pronouncements.

Our Business

General

SonicWALL provides security, productivity and mobility solutions for businesses of all sizes. Our access security products are typically deployed at the edges of smaller local area networks. These networks are often aggregated into broader distributed deployments to support companies which do business in multiple physical locations, interconnect their networks with trading partners, or support a mobile or remote workforce. Our products are sold in over 50 countries worldwide.

We generate revenues from the following sources: (1) the sale of products, inclusive of the SonicWall platform, (2) the license of software applications that provide additional functionality to these products, (3) the sale of ancillary services delivered through our products, and (4) support and maintenance agreements for our products and software.

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

We generally sell our products through distributors and value-added resellers, who in turn sell our products to end-user customers. Some of our resellers are carriers or service providers who provide solutions to the end-user customers as managed services.

With current suggested retail prices ranging from $445 to $15,995, we seek to provide our channel and customers with differentiated solutions which bring innovative levels of ease-of-use, reliability and value to a broad business audience. To support this commitment, we dedicate significant resources to developing new products and marketing our products to our channels and end-user customers.

Key Success Factors of our business

We believe that there are several key success factors of our business, and that we create value in our business by focusing on execution in these areas.

Channel

We bring our products to market through distributors and resellers, who we believe provide a valuable service in assisting end-users in the design, implementation and service of our security, productivity and mobility applications. We support our distribution and channel partners with sales, marketing and technical support to help them create and fulfill demand for our offerings. With this business model we reduce the potential for conflict with our channel by strongly favoring fulfillment through distributors and resellers. We are also focused on helping our channel partners succeed with our products by concentrating on cost efficiencies in the distribution channel, comprehensive reseller training and certification, and support for our channel’s sales activities.

Product and Service Platform

Our products serve as a platform for revenue generation for both us and our channel. Each appliance sale can result in additional revenue through the simultaneous or subsequent sale of add-on software licenses, such as our Global Management System, or through the sale of additional value-added services, such as our Content Filtering or Anti-Virus services. We plan to introduce more service options for our platforms, which will allow us to generate additional revenues from both our installed base of platforms as well as from those services coupled to incremental product sales.

Distributed Architecture

Our security solutions are based on a distributed architecture which allows our offerings to be deployed and managed at the most efficient location in the network. Specifically, we can provide protection at the gateway and/or at the client level, we can provide enforced protection at the client level, and we can monitor report on network activity with our back-end capabilities. Thus, we are providing our customers and their service providers with mechanisms to enforce the networking and security policies they have defined for their business. We also use the flexibility of this architecture to allow us to enable new functionality in already-deployed platforms through the provisioning of an electronic key, which may be distributed through the Internet. This ability provides benefits to both us and our end-users, since there is no need to modify, physically adjust, or replace devices which might create a significant burden on the company, channel partner or end-user in cases where there are a large number of products installed or where the platforms are distributed over a broad area.

End User Acceptance

The company’s platforms and services began offering integrated security appliances in 1997, and since that time has shipped over 450,000 revenue units. We are typically among the top 3 suppliers of such products as measured in units by Infonetics research. Our experience in serving a broad market and installed base provides us with opportunities to become leaders in the areas of ease-of-use and reduced total cost of ownership. Additionally, our demonstrated end-user acceptance provides our current and prospective channel partners with an increased level of comfort when deciding to offer our products to their customers.

Integrated Design

Our platforms utilize a highly integrated design in order to improve ease-of-use, lower acquisition and operational costs for our customers, and enhance performance. Each of our products ships with multiple Ethernet network connections. Various models also integrate 802.11 wireless access points, V.90 analog modems, and ISDN terminal adapters to support different connection alternatives. Every appliance also ships with pre-loaded firmware to provide for rapid out-of-the-box set up and easy installation. Each of these task can be managed through a simple web-browser session. In keeping with our philosophy of integrated design, every product can also support additional functionality beyond basic Firewall and Virtual Private Networking. Content Filtering, Anti-Virus Enforcement, and other capabilities are also supported within our appliance.

Our Opportunities, Challenges and Risks

International Growth

Currently 70% of our revenues are derived from sales in the domestic market. We believe that our percentage of sales from international territories does not represent the same degree of penetration of those markets as we have achieved domestically. We believe that a significant opportunity exists to grow our revenues by increasing the international penetration rate to match the current domestic penetration rate.

If we fail to achieve our goal of greater international sales, we may be at a disadvantage to competitors who are able to amortize their product investments over a larger available market.

License and Services Revenues

We believe that the software and services component of our revenue has several characteristics which are positive for our business as a whole: the license and services revenues are associated with a higher gross margin than our product revenues; the services component of the revenues is recognized ratably over the services period, and thus provide in aggregate a more predictable revenue stream than product revenues which are generally recognized at the time of the sale; and to the extent that we are able to achieve good renewal rates, we have the opportunity to lower our selling and marketing expenses attributable to that segment. If we are successful in selling licenses and services to both our installed base and in conjunction with our new product sales, we will be able to leverage incremental revenue out of each product transaction. However, should we not achieve reasonable rates of selling associated services to our installed base or as part of new product sales, or witness lower service renewal rates, we risk having our revenues concentrated in more unpredictable and lower gross margin product and license sales.

Macro-economic factors affecting IT spending

We believe that our products and services are subject to the macro-economic drivers that affect much of the information technology (“IT”) market. Growing IT budgets and an increase of funding for projects to provide security, mobility and productivity could drive product upgrade cycles and/or create demand for new applications of our products. Contractions in IT spending can affect our revenues by causing projects incorporating our products and services to be delayed and/or canceled.

Vertical markets

We have achieved significant sales in certain vertical markets, including the Education, Retail and Healthcare industries. We believe that we can increase our sales in these markets through dedicated marketing and sales efforts focused to the unique requirements of these vertical markets. To the extent that we are able to do so, we expect to see revenue growth and increased sales and marketing efficiency. Should our efforts in these areas fall short of our goals, because of unsuitability of our products, increased competition, or for other reasons, we would expect to see a poor return on our marketing and sales investments in these areas.

Critical Accounting Policies and Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to: sales returns and allowances, bad debt allowances, provisions for excess and obsolete inventory, warranty reserves, restructuring reserves, intangible assets, and deferred income taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

Revenue recognition.    We derive our revenue from primarily four sources: (1) product revenue, which is comprised of hardware-based appliances, (2) licensing revenue from software, (3) subscription revenues for products such as content filtering and anti-virus protection, and (4) service revenues such as extended warranty and service contracts, training, consulting and engineering services. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. We may experience material differences in the amount and timing of our revenue for any period if our management makes different judgments or utilizes different estimates.

We recognize product and service revenues in accordance with SEC Staff Accounting Bulletin No. 101 (“SAB No. 101”), “Revenue Recognition in Financial Statements”, as amended by SAB No. 101A, SAB No. 101B and SAB 104.

We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition” (“SOP No. 97-2”), as amended by Statement of Position 98-9 (“SOP No. 98-9”), “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is incidental, we do not apply separate accounting guidance to the hardware and software elements. We apply the provisions of Emerging Issues Task Force 03-05 (“EITF 03-05”), “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software,” to determine whether the provisions of SOP 97-2 applies to transactions involving the sale of products that include a software component.

We recognize revenue when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss has been transferred to the customer, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. While our sales agreements contain standard terms and conditions, there are agreements that contain non-standard terms and conditions. In these cases, interpretation of non-standard provisions is required to determine the appropriate accounting for the transaction.

Delivery to domestic channel partners and international channel partners is generally deemed to occur when we deliver to the product to a common carrier. However, certain distributor agreements provide for rights of return for stock rotation. These stock rotation rights are generally limited to 15% of the distributor’s prior quarter purchases or other measurable restrictions, and we estimate reserves for these return rights as discussed below. Our second largest distributor, Ingram Micro, has an unlimited stock rotation right, and therefore we do not deem delivery to have occurred for any sales to Ingram Micro until they sell the product to their customer, at which time their right of return expires. In January 2003, we amended our agreement with one of our largest distributors, Tech Data, and under the amended agreement Tech Data has the same unlimited stock rotation rights as Ingram Micro. These return rights do not apply to any purchases made by Tech Data prior to January 1, 2003. Prior to this amendment, Tech Data’s stock rotation rights were limited to 15% of their prior quarter purchases. As a result of this amendment, for sales occurring after January 1, 2003, we do not deem delivery to occur for any sales to Tech Data until they sell the product to their customers, at which time their right of return expires.

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

For arrangements with multiple obligations (for example, an appliance bundled with a year of free maintenance or content filtering), we allocate revenue to each component of the arrangement based on the objective evidence of fair value of the undelivered elements, which is generally the average selling price of each element when sold separately. This means that we defer revenue from the arrangement equal to the fair value of the undelivered elements and recognize such amounts as revenue when the elements are delivered.

Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

We recognize revenue for subscriptions and services such as content filtering and anti-virus protection, extended warranty and service contracts, ratably over the contract term. Our training, consulting and engineering services are generally billed and recognized as revenue as these services are performed.

Sales returns and other allowances, allowance for doubtful accounts and warranty reserve.    The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. We may experience material differences in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates. The amount of revenues reserved for returns and other allowances amounted to approximately $3.4 million and $2.9 million as of December 31, 2003 and 2002, respectively.

In addition, we must make estimates based upon a combination of factors to ensure that our accounts receivable balances are not overstated due to uncollectibility. We specifically analyze accounts receivable and historical bad debts, the length of time receivables are past due, macroeconomic conditions, deterioration in customer’s operating results or financial position, customer concentrations, and customer credit-worthiness, when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $9.2 million, net of allowance for doubtful accounts of $449,000 as of December 31, 2003 and $13.3 million, net of allowance for doubtful accounts of $1.4 million as of December 31, 2002.

Appliance products are generally covered by a warranty for a one to two year period. We accrue a warranty reserve for estimated costs to provide warranty services, including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in decreased gross profit. Our warranty accrual amounted to approximately $1.3 million and $1 million at December 31, 2003 and 2002, respectively.

Valuation of inventory.    We continually assess the valuation of our inventory and periodically write-down the value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions. Such estimates are difficult to make under current volatile economic conditions. Reviews for excess inventory are done on a quarterly basis and required reserve levels are calculated with reference to our projected ultimate usage of that inventory. In order to determine the ultimate usage, we take into account forecasted demand, rapid technological changes, product life cycles, projected obsolescence and our current inventory levels. The excess balance determined by this analysis becomes the basis for our excess inventory charge. If actual demand is lower than our forecasted demand, and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory write-downs, which would have a negative effect on our gross margin and earnings. Our inventory balance was $2.0 million, net of allowance for excess and obsolete reserves of $1.5 million, at December 31, 2003 and $5.8 million, net of allowance for excess and obsolete reserves of $3.2 million, at December 31, 2002. This decrease inventory related primarily to improved inventory management and the scrapping of inventory for products that reached end of product life cycle.

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

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of June 30, 2003 we have a full valuation allowance against our deferred tax assets because the determination was made that it is more likely than not that all of the deferred tax asset may not be realized in the foreseeable future due to historical operating losses. The net operating losses and research and development tax carryovers that make the vast majority of the deferred tax asset will expire at various dates through the year 2023. Going forward, we will assess the continued need for the valuation allowance. After we have demonstrated profitability for a period of time and begin utilizing a significant portion of the deferred tax assets, we may reverse the valuation allowance, likely resulting in a significant benefit to the statement of operations in some future period. At this time, we cannot reasonably estimate when this reversal might occur, if at all.

Valuation of long-lived and intangible assets and goodwill.    In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, became effective. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. As of January 1, 2002, we have adopted SFAS 142 and have ceased to amortize goodwill. In lieu of amortization, the Company is required to perform an impairment review of its goodwill balance on at least an annual basis, upon the initial adoption of SFAS No. 142 and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting units below their carrying value. This impairment review involves a two-step process as follows:

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

We currently operate in one reportable segment, which is also the only reporting unit for purposes of SFAS No. 142. Since we currently only have one reporting unit, all of the goodwill has been assigned to the enterprise as a whole. The estimation of fair value requires that we make judgments concerning future cash flows and appropriate discount rates. We completed our annual review during the fourth quarter of 2003. Based on impairment tests performed using independent third-party valuations, there was no impairment of our goodwill in fiscal 2003. Upon our annual review, the implied fair value exceeded the carrying value of our goodwill. Based on similar impairment tests performed in 2002, the carrying value of our goodwill exceeded the implied fair value. As a result, we have recorded non-cash goodwill impairment charges totaling $87.6 million as of December 31, 2002. Any further impairment charges recorded in the future could have a material adverse impact on our financial conditions and results of operations.

Significant Transactions

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

On October 25, 2001, we acquired substantially all of the assets and certain liabilities of RedCreek Communications, Inc. (“RedCreek”) in a transaction accounted for as a purchase. RedCreek developed and sold standards-based Internet security products for corporate data communications networks that enable the secure transmission of data between offices over the Internet. The total purchase price was $15.3 million including $545,000 in closing costs. At the closing of the acquisition, we paid $12.5 million in cash, assumed certain current accounts payable and other liabilities of RedCreek, and forgave repayment of bridge loan amounts payable by RedCreek to us that were used by RedCreek to fund its operating expense from the date the purchase agreement was signed until the closing of the acquisition. We also assumed RedCreek’s 2001 stock option plan and 206,500 options valued at approximately $2.2 million issued thereunder. In the event RedCreek products achieve certain quarterly sales targets during 2001 to 2003, we are obligated to pay additional purchase consideration of up to $4.5 million in cash, which payments would be recorded, if and when payable, as adjustments to goodwill. As of December 31, 2003, no additional payments have been earned.

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

In January 2003, we adopted the provisions of Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. Accordingly, for exit or disposal activities initiated after December 31, 2002 we will record restructuring charges as the provisions of SFAS 146 are met.

2002 Restructuring Plan

During the second quarter of 2002, we approved and initiated a restructuring plan designed to reduce its cost structure and integrate certain Company functions. Accordingly, the Company recognized a restructuring charge of approximately $4.0 million during 2002. The restructuring charge consisted of $858,000 for workforce reduction costs across all geographic regions and functions; $1.9 million for excess facilities consolidation costs related to lease commitments for space no longer needed to support ongoing operations; and $1.2 million for abandonment of certain fixed assets consisting primarily of leasehold improvements, computer equipment and related software, and furniture and fixtures.

During 2003, we recorded additional restructuring charges related to the 2002 restructuring plan totaling $354,000, consisting of $379,000 related to properties vacated in connection with facilities consolidation, offset by $25,000 reversal for severance accrual for an employee who has remained with the Company. The additional facilities charges resulted from revisions to the Company’s estimates of future sublease income due to further deterioration of real estate market conditions. The estimated facility costs were based on the Company’s contractual obligations, net of estimated sublease income, based on current comparable rates for leases in their respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate by approximately $92,000. Future cash outlays are anticipated through December 2005, unless the Company negotiates to exit the leases at an earlier date. The following table sets forth an analysis of the components of the 2002 restructuring plan and the payments made against the reserve from the second quarter of fiscal 2002 to December 31, 2003 (in thousands):

	Employee Severance Benefits	Facility Costs	Asset Impairments	Total
Restructuring charges incurred	$858	$1,944	$1,167	$3,969
Cash paid	(833)	(527)	(58)	(1,418)
Non-cash charges	—	—	(1,109)	(1,109)

Reserve balance at December 31, 2002	25	1,417	—	1,442
Cash paid	—	(818)	—	(818)
Adjustments	(25)	379	—	354

Reserve balance at December 31, 2003	$—	$978	$—	$978

2003 Restructuring Plan

During the second quarter of 2003, we approved and initiated a restructuring plan designed to realign and further reduce its cost structure and integrate certain other Company functions. Accordingly, the Company recognized a restructuring charge related to the 2003 plan of approximately $997,000 during the second quarter of 2003. The restructuring charge consisted of $682,000 for workforce reduction costs across all geographic regions and functions; $217,000 for excess facilities consolidation costs related to lease commitments for space no longer needed to support ongoing operations; and $98,000 for abandonment of certain fixed assets consisting primarily of computer equipment and related software. During the six months ended December 31, 2003, the Company recorded additional restructuring charges related to the 2003 restructuring plan totaling $482,000, consisting of

$457,000 for workforce reduction costs and $25,000 related to properties vacated in connection with facilities consolidation. The additional facilities charges resulted from revisions of our estimates of future sublease income due to further deterioration of real estate market conditions.

The restructuring plan resulted in the vacating of four facilities. The estimated facility costs were based on the Company’s discounted contractual obligations, net of assumed sublease income, based on current discounted comparable rates for leases in their respective markets. Should facilities operating lease rental rates decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate by approximately $154,000. Future cash outlays are anticipated through December 2006, unless the Company negotiates to exit the leases at an earlier date. The restructuring plan will result in the elimination of approximately 43 positions worldwide, 40 of which were eliminated as of December 31, 2003. The overall result of the reduction in workforce will be less than the total positions eliminated as the Company realigns its workforce requirements.

The following table sets forth an analysis of the components of the 2003 restructuring plan and the payments made for the plan from the second quarter of fiscal 2003 to December 31, 2003 (in thousands):

	Employee Severance Benefits	Facility Costs	Asset Impairments	Total
Restructuring charges incurred	$1,139	$242	$98	$1,479
Cash paid	(1,048)	(60)	—	(1,108)
Non-cash charges	—	—	(98)	(98)

Reserve balance at December 31, 2003	$91	$182	$—	$273

Summary Information of Combined Plans

The following table sets forth an analysis of the components of both the 2002 and 2003 restructuring plan and the payments made for the plans from the second quarter of fiscal 2002 to December 31, 2003 (in thousands):

	Employee Severance Benefits	Facility Costs	Asset Impairments	Total
Restructuring charges incurred	$858	$1,944	$1,167	$3,969
Cash paid	(833)	(527)	(58)	(1,418)
Non-cash charges	—	—	(1,109)	(1,109)

Reserve balance at December 31, 2002	25	1,417	—	1,442
Restructuring charges incurred	1,139	242	98	1,479
Cash paid	(1,048)	(878)	—	(1,926)
Adjustments	(25)	379	—	354
Non-cash charges	—	—	(98)	(98)

Reserve balance at December 31, 2003	$91	$1,160	$—	$1,251

Results of Operations

The following table sets forth financial data for the years indicated as a percentage of total revenue:

	Year Ended December 31,
	2001	2002	2003
Revenue:
Product	77.5%	75.7%	69.8%
License and service	22.5	24.3	30.2

Total revenue	100.0	100.0	100.0
Cost of revenue:
Product	22.5	24.5	29.6
License and service	1.3	4.5	5.9
Amortization of purchase technology	3.9	4.4	4.8

Total cost of revenue	27.7	33.4	40.3

Gross margin	72.3	66.6	59.7
Operating expenses:
Research and development	19.0	18.3	21.0
Sales and marketing	28.6	41.6	42.5
General and administrative	8.6	10.8	12.6
Amortization of goodwill and purchased intangible assets	34.7	5.6	5.7
Impairment of goodwill	—	84.9	—
Restructuring charges	—	3.8	1.9
Stock-based compensation	2.7	1.4	0.7

Total operating expenses	93.6	166.4	84.4

Loss from operations	(21.3)	(99.8)	(24.7)
Interest income and other expense, net	8.3	5.8	4.4

Loss before income taxes	(13.0)	(94.0)	(20.3)
Benefit from (provision for) income taxes	(5.7)	3.0	1.7

Net loss	(18.7)%	(91.0)%	(18.6)%

2003 compared to 2002

Revenue

	Year ended December (in thousands, except percentage data)		% change 2002 to 2003
	2002	2003
Product	$78,184	$65,931	(16)%
Percentage of total revenue	76%	70%
License and service	25,035	28,470	14%
Percentage of total revenue	24%	30%

Total revenue	$103,219	$94,401	(9)%

Product revenue

The decrease in product revenues was across all geographies, and related primarily to a decrease in revenues from our SOHO and SSL product lines. The decrease in the SOHO product line relates to increased price pressures in the small business space of our market. The decrease in the SSL product line relates to lower than anticipated demand combined with lower than expected orders from our OEM customers. During the second quarter of 2003, we introduced the SOHO TZW, which was designed to more effectively compete with other vendors’ products and is industry’s first firewall appliance that integrates secure wireless and VPN technology. In addition, during the third quarter of 2003, we introduced two new PRO series appliances that are powered by our new SonicOS 2.0 operating system that is part of a complete, integrated security and productivity solution. The addition of the PRO products contributed to the stabilization of revenues from the PRO product line as compared to 2002 due to an increase in the number of units shipped. In addition our average selling price increased for the PRO product line after the introduction of the new products.

Our access security products, including our TELE, SOHO, and PRO product lines, represented approximately 93% of product revenues in 2003 compared to 89% of product revenues in 2002. Our transaction security and large network access security products, including our SSL and GX product lines and VPN products acquired from RedCreek, represented approximately 7% of product revenues in 2003 compared to approximately 9% in 2002. During 2002, legacy products of acquired entities that have generally been brought to end of life within the first year of combined operations represented approximately 2% of product revenues. During 2003, we had insignificant product revenues from legacy products. These revenues have been generated from network infrastructure products that are not part of our long-term product strategy.

In addition, our OEM product revenues decreased to $4.0 million in 2003 from $7.5 million in 2002, which primarily related to lower sales of our appliances to our OEM partners. We do not expect OEM product revenues to be a significant part of our product revenues in the future.

We anticipate going forward that a majority of our product revenues will continue to be generated from the access security market. We expect to reach this market primarily through our distribution channels. In addition, we will also address the needs of large enterprises mainly through our distribution channels.

License and service revenue

License and service revenue is comprised primarily of licenses and services such as node upgrades, anti-virus protection, and content filtering services that are sold into the installed base of access security appliances. In addition, we generate license and service revenues from extended service contracts, licensing of our Global Management software, licensing of our firewall software, and professional services related to training, consulting and engineering services. The increase in license and service revenue was related to subscription services and service contracts which were primarily due to the increase in our installed base combined with increased marketing efforts geared toward generating renewal contracts. These increases were partially offset by a decrease in licensing our software and ASIC technology.

We expect the market opportunity for our subscription products (in particular our anti-virus and content filtering services) sold to our installed base to increase as our installed base grows. We are dedicating increased sales and marketing resources to sell into our installed base, and we are also focusing resources on marketing renewals for existing subscriptions. In addition during 2003 we introduced a new generation of subscription services and software, including our content filtering subscription services, and global management productivity reporting software. During 2003, revenues from our two primary subscription products, content filtering and anti-virus, increased to approximately $10 million from $7.6 million in 2002. In 2003, revenue from service contracts increased to approximately $9.6 million from $3.9 million in 2002. Professional services and training revenue represents approximately 2% and 4% of service revenue during 2003 and 2002, respectively.

Historically, a significant component of our license and services revenues have been VPN upgrades, which have been offered to our customers as separately licensed products after their initial purchase of an appliance. We continue to offer VPN upgrades to our customers that purchase products without bundled VPN functionality. However, there has been a trend in our market to offer VPN functionality as a bundled feature in a firewall product, and in response to this trend we have offered our customers the opportunity to purchase our products with bundled VPN functionality. The result of this trend has been a decline in our VPN upgrade license revenues. VPN upgrades represented approximately 6% and 11% of license and service revenues during 2003 and 2002, respectively. We expect this trend to continue as more of our customers choose to purchase VPN functionality through our bundled offerings.

Revenues from the licensing of our software and ASIC technology arise out of unique transactional requirements and are therefore more difficult to predict. Unlike our upgrade and subscription products marketed to our installed base, we do not have dedicated sales and marketing resources to pursue licensing transactions for our technology, but rather we pursue these opportunities as they arise. We generated approximately $2.3 million of revenues from the licensing of our software and ASIC technology during 2002 and generated insignificant revenues from the licensing of these products during 2003. This decrease is related to the fact that we have not entered into any new license agreements for our ASIC technology. We do not believe that we will generate additional license revenues from our ASIC technology in the future due to the maturity of the underlying technology and competitive technologies available on the market.

Channel data

Our SonicWALL products are sold primarily through distributors who then resell our products to resellers and selected retail outlets. These resellers and retail outlets then sell our products to end-users. Two of our distributors, Ingram Micro and Tech Data, both of which are global computer equipment and accessory distributors, combined account for approximately 43% and 47% of our revenue in 2003 and 2002, respectively. In 2003, sales through Ingram Micro and Tech Data accounted for 23% and 20% of our revenue, respectively. In 2002, sales to Ingram Micro and Tech Data accounted for 21% and 26% of our revenue, respectively. Distribution channels accounted for approximately 96% and 91% of total revenues in 2003 and 2002, respectively.

In addition to our distribution channels, we also sell our products to OEMs who sell our technologies under their brand name. Our two primary OEM partners are 3Com and Cisco. Neither of these customers represented more than 5% of total revenues in 2002 and 2003. OEM revenues represented approximately 4% and 9% of total revenues in 2003 and 2002, respectively.

Geographic revenue data

	Year ended December (in thousands, except percentage data)		% change 2002 to 2003
	2002	2003
Americas	$69,748	$66,548	(5)%
Percentage of total revenues	68%	70%
EMEA	20,948	18,522	(12)%
Percentage of total revenues	20%	20%
APAC	12,523	$9,331	(25)%
Percentage of total revenues	12%	10%
Total revenues	$103,219	$94,401

We believe the decrease in international revenues was in part related to macroeconomic conditions in both EMEA and APAC. For example, in EMEA the rate of growth of various economies where we do business has been slow. In addition, the lagging recovery of the Japanese economy had a significant impact on our revenues from the APAC region. Another contributing factor to the decline in revenues was the decrease in shipments to our international market during the first half of 2003 in anticipation of introduction of our new generation of products during the fourth quarter of 2003.

Cost of Revenue

	Year ended December (in thousands, except percentage data)		% change 2002 to 2003
	2002	2003
Product	$25,303	$27,906	10%
Gross margin	68%	58%
License and service	4,659	5,617	21%
Gross margin	81%	80%
Amortization of purchased technology	4,543	4,543	0%
Total cost of revenue	$34,505	$38,066

Note –	Effect of amortization of purchased technology has been excluded from product and license and service gross margin discussions below.

Product; gross margin

Cost of product revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers, amortization of purchased technology related to our acquisitions of Phobos and Redcreek, and related overhead costs associated with our manufacturing operations personnel. Additionally, warranty costs and inventory provisions or write-downs are included in cost of product revenue. Cost of product revenue increased primarily as a result of increased overall shipments. We shipped approximately 120,000 total units in 2003 compared to 115,000 units in 2002, which resulted in an overall average selling price per unit of approximately $549 in 2003 compared to approximately $670 in 2002. In addition we wrote down and scrapped $3.8 million of inventory related primarily to our GS, SSL, and Generation 3 products.

Gross margin from product sales decreased to $38.0 million, or 58% of product revenue, in the year ended December 31, 2003 from $52.9 million, or 68% of product revenue, in the year ended December 31, 2002. The decrease in product gross margin is primarily attributable to lower average selling prices. Our average selling prices decreased due to competitive pricing pressure on our PRO products. We expect gross margins to remain under pressure due primarily to continued price competition. However, we expect these effects to be moderated by continued operational efficiencies, management of our cost structure and an improving macroeconomic outlook.

License and service; gross margin

Cost of license and service revenue includes all costs associated with the production and delivery of our license and service products, including cost of packaging materials and related costs paid to contract manufacturers, technical support costs related to our service contracts, royalty costs related to certain subscription products, and personnel costs related to the delivery of training, consulting, and professional services. Cost of license and service revenue increased in the year ended December 31, 2003 as compared to the year ended December 31, 2002. This increase related primarily to technical support costs to support our increased service contract offerings combined with the increased installed base. To deliver services under these contracts, we outsourced a significant portion of our technical support function to a third party service provider. Finally, we opened an additional support center during 2003. Gross margin from license and service sales increased to $22.9 million, or 80% of license and service revenues, in 2003 from $20.4 million, or 81% of license and service revenues, in 2002. The decrease in the gross margin percentage related primarily to increased technical support costs associated with the opening of a new support center. The increase in gross margin in absolute dollars related to increased sales of our subscription services due to increased installed base and increased marketing efforts.

Amortization of purchased technology.

	Year ended December (in thousands, except percentage data)		% change 2002 to 2003
	2002	2003
Expenses	$4,543	$4,543	0%
Percentage of total revenue	4%	5%

Amortization of purchased technology represents the amortization of existing technology acquired in our business combinations accounted for using the purchase method. Purchased technology is being amortized over the estimated useful lives of four to six years. Amortization for both years ended December 31, 2003 and December 31, 2002 primarily consisted of $4.4 million and $173,000 relating to the amortization of purchased intangibles associated with the acquisitions of Phobos and RedCreek, respectively.

Future amortization to be included in cost of revenue based on current balance of purchased technology absent any additional investment is as follows (in thousands):

Fiscal Year
2004	$4,543
2005	4,543
2006	3,860

Total	$12,946

Our gross margin has been and will continue to be affected by a variety of factors, including competition; the mix and average selling prices of products; new product introductions and enhancements; fluctuations in manufacturing volumes and the cost of components and manufacturing labor. We must manage each of these factors effectively for our gross margins to remain at current levels.

Operating Expenses

Research and development

	Year ended December (in thousands, except percentage data)		% change 2002 to 2003
	2002	2003
Expenses	$18,900	$19,864	5%
Percentage of total revenue	18%	21%

Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products, and related facilities costs. The increase in absolute dollars was primarily as a result of increased personnel costs whereby salaries and related benefits increased by approximately $660,000. In addition our prototype related expenses increased by approximately $420,000. In particular these increases were related to the development of the new PRO products, new subscription services and a new generation of our firmware.

We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements. We plan to continuously invest in current and future product development and enhancement efforts, and incur expense associated with these initiatives, such as prototyping expense and non-recurring engineering charges associated with the development of new products and technologies. We intend to continuously broaden our existing product offerings and introduce new products.

Sales and marketing

	Year ended December (in thousands, except percentage data)		% change 2002 to 2003
	2002	2003
Expenses	$42,937	$40,139	(7)%
Percentage of total revenue	42%	43%

Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, costs related to customer support, travel, tradeshows, promotional and advertising costs, and related facilities costs. The net decrease in absolute dollars was primarily related to our restructuring plan, which was implemented in the second quarter of 2002 and 2003 whereby salaries and related benefits decreased by approximately $2.9 million as a result of termination of certain sales and marketing personnel. This reduction in cost was partially offset by an increase in personnel costs that are geared towards the expansion of international markets. In addition our co-op advertising costs decreased by $1.5 million as a result of decrease in the level of Marketing Development Fund (MDF) earned and a decrease in revenues. These decreases were offset by increases of approximately $1.5 million and $630,000 in our customer service costs related to a larger installed base and marketing related activities, respectively. We expect to direct our sales and marketing expenses in an effort to expand domestic and international markets in order to increase the sale of our products. In addition, we believe part of our success will depend upon the establishment and expansion of our distribution channels. We expect that sales and marketing expenses will increase in absolute dollars as we make strategic investments to support our sales efforts in domestic and international locations, hire additional sales personnel, open new international sales offices, and initiate additional marketing programs.

General and administrative

	Year ended December (in thousands, except percentage data)		% change 2002 to 2003
	2002	2003
Expenses	$11,200	$11,893	6%
Percentage of total revenue	11%	13%

General and administrative expenses consist primarily of personnel costs, directors and officers’ insurance, travel expense, and related facilities costs. The increase in absolute dollars was primarily a result of increased expenses related to corporate governance, insurance costs, and investor relations costs in the amount of $600,000. In addition we incurred costs for consultants to assist us in the strategy and execution of our restructuring plan in the amount of $200,000. These increases were offset in part by our 2002 restructuring plan, which was implemented in the second quarter of 2002 whereby the total salaries and related benefits decreased by approximately $410,000. In addition we had a reduction in our bad debt expense of approximately $575,000 related to the improvement in collecting our accounts receivable combined with lower sales volume during 2003. We believe that general and administrative expenses will increase in absolute dollars and remain relatively stable as a percentage of total revenue primarily to support regulatory and corporate governance matters.

Amortization of purchased intangible assets.

	Year ended December (in thousands, except percentage data)		% change 2002 to 2003
	2002	2003
Expenses	$5,744	$5,333	(7)%
Percentage of total revenue	6%	6%

Amortization of purchased intangibles represents the amortization of assets arising from contractual or other legal rights acquired in business combinations accounted for as a purchase and also represents amortization of intangibles assets acquired in a purchased business combination that are separable from the acquired entity, with exception of amortization of existing technology which is included in cost of revenue. Purchased intangible assets are being amortized over their estimated useful lives of three to six years. The primary reason for the reduction in amortization expense in 2003 compared to 2002 was that certain intangibles from the Phobos acquisition reached the end of their useful life. Amortization for the year ended December 31, 2003 primarily consisted of $4.8 million, $23,000, and $153,000 relating to the amortization of purchased intangibles associated with the acquisitions of Phobos, RedCreek, and Ignyte, respectively. Amortization for the year ended December 31, 2002 primarily consisted of $5.1 million, $148,000, and $153,000 associated with the acquisitions of Phobos, RedCreek, and Ignyte, respectively.

Future amortization to be included in operating expense based on current balance of purchased intangibles absent any additional investment is as follows (in thousands):

Fiscal Year
2004	$3,088
2005	2,813
2006	2,450

Total	$8,351

Impairment of goodwill.

	Year ended December (in thousands, except percentage data)		% change 2002 to 2003
	2002	2003
Expenses	$87,640	$—	(100)%
Percentage of total revenue	85%	0%

During the fourth quarter of 2003 we performed the annual test for goodwill impairment as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). We currently operate in one reportable segment, which is also the only reporting unit for purposes of SFAS No. 142. Since we currently only have one reporting unit, all of the goodwill has been assigned to the enterprise as a whole. We completed our evaluation with the assistance of a third party consultant and concluded that goodwill was not impaired as the fair value of our Company exceeded its carrying value, including goodwill. In performing these analyses, we used the best information available under the circumstances, including reasonable and supportable assumptions and projections of future operating results. The discount rate used in the analysis was 31%, which was based on historical risk premiums required by investors for companies of our size, industry and capital structure and included risk factors specific to the sectors in which we operate.

In the fourth quarter of fiscal 2002, we recorded an asset impairment charge totaling $87.6 million against goodwill and included the charge in operating expenses using the same methodology as discussed above.

Any further impairment charges recorded in the future could have a material adverse impact on our financial conditions and results of operations.

Restructuring charges.

	Year ended December (in thousands, except percentage data)		% change 2002 to 2003
	2002	2003
Expenses	$3,969	$1,833	(54)%
Percentage of total revenue	4%	2%

As previously discussed, we implemented two restructuring plans – one initiated in the second quarter of 2002 and the second initiated in the second quarter of 2003. Our restructuring plans are designed to realign and reduce our cost structure and integrate certain company functions. The execution of the 2003 restructuring plan was substantially completed as of the second quarter of 2003. We recognized a restructuring charge related to the 2003 plan of approximately $997,000 during the second quarter of 2003. For the remaining of the year ended December 31, 2003, we recorded additional restructuring charges related to the 2003 plan of $482,000, consisting of $457,000 for workforce reductions and $25,000 related to properties vacated in connection with facilities consolidation. The restructuring plan will result in the elimination of approximately 43 positions worldwide, 40 of which were eliminated as of December 31, 2003. The overall result of the reduction in workforce will be less than the total positions eliminated as we realign our workforce requirements. In addition, the restructuring plan resulted in the vacating of four facilities.

The execution of the 2002 restructuring plan was completed as of the second quarter of 2002, however, during 2003 we recorded additional restructuring charges totaling $354,000, consisting of $379,000 related to properties vacated in connection with facilities consolidation, offset by $25,000 reversal for severance accrual for an employee who has remained with the us. The additional facilities charges resulted from revisions of our estimates of future sublease income due to the further deterioration of real estate market conditions. We may adjust our restructuring related estimates in the future, if necessary.

Stock-based compensation.

	Year ended December (in thousands, except percentage data)		% change 2002 to 2003
	2002	2003
Expenses	$1,400	$700	(50)%
Percentage of total revenue	1%	1%

The December 31, 2003 amortization of stock-based compensation amount includes $42,000, $12,000 and $68,000 relating to deferred stock compensation associated with employee stock options issued in connection with the Phobos, Ignyte and RedCreek acquisitions, respectively. In addition we recorded $479,000 in stock-based compensation charge related to acceleration of stock options for two employees. The December 31, 2002 amortization amount includes $549,000, $58,000, and $433,000 relating to deferred stock compensation associated with the employee stock options issued in connection with the Phobos, Ignyte, and Redcreek acquisitions, respectively. Deferred stock compensation related to Phobos, Ignyte, and Redcreek acquisitions has been fully amortized as of December 31, 2003. The decrease in expense from 2002 to 2003 was primarily caused by a number of the grants becoming fully vested.

Interest income and other expense, net.    Interest income and other expense, net was $4.2 million for the year ended December 31, 2003 compared to $6 million in the year ended December 31, 2002, and primarily consists of interest income on our cash, cash equivalents and short-term investments. The fluctuations in the short-term interest rates directly influence the interest income recognized by us. Interest rates for the year ended December 31, 2003 decreased over the corresponding period of the prior fiscal year, resulting in lower interest income.

Benefit from (provision for) income taxes.

	Year ended December (in thousands, except percentage data)		% change 2002 to 2003
	2002	2003
Benefit	$3,119	$1,590	(49)%
Percentage of total revenue	3%	2%

In each period, the benefit from income taxes is based on an estimated effective rate for each of the respective calendar years. In both periods, the provision or benefit for income taxes is based on an estimated effective rate for each of the respective calendar years. Our effective tax rate differs from the statutory federal and state tax rates for the fiscal years ended December 31, 2003 and 2002 due primarily to the effect of amortization of stock-based compensation, goodwill and intangible assets, which are permanent, non-deductible book/tax differences and the impact of the change in valuation allowance since as of December 31, 2003 we have a full valuation allowance against our deferred tax assets because we determined that it is more likely than not that all deferred tax assets may not be realized in the foreseeable future due to historical operating losses. The net operating loss and research and development tax credit carryovers that make up the vast majority of the deferred tax assets will expire at various dates through the year 2023. Going forward, we will assess the continued need for the valuation allowance. After we have demonstrated profitability for a period of time and begin utilizing a significant portion of the deferred tax assets, we may reverse the valuation allowance, likely resulting in a significant benefit to the statement of operations in some future period. At this time, we cannot reasonably estimate when this reversal might occur, if at all.

2002 compared to 2001

Revenue

	Year ended December (in thousands, except percentage data)		% change 2001 to 2002
	2001	2002
Product	$86,777	$78,184	(10)%
Percentage of total revenue	77%	76%
License and service	25,210	25,035	(1)%
Percentage of total revenue	23%	24%
Total revenue	$111,987	$103,219

Product revenue

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

License and service revenue

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

VPN upgrades represented approximately 11% and 23% of license and service revenues during 2002 and 2001, respectively. This decrease is due to a trend in our market to offer VPN functionality as a bundled feature in a firewall product, and in response to this trend we have offered our customers the opportunity to purchase our products with bundled VPN functionality. Products sold with bundled VPN generate a higher average selling price than the same product without the bundled VPN functionality. The result of this trend has been a decline in our VPN upgrade license revenues, offset in part by an increase in our product revenues due to higher average selling prices realized from bundled VPN products. We expect this trend to continue as more of our customers choose to purchase VPN functionality through our bundled offerings.

Revenues from the licensing of our software and ASIC technology result from specific transactional requirements and are more difficult to predict. Unlike our upgrade and subscription products marketed to our installed base, we do not have dedicated sales and marketing resources to pursue licensing transactions for our technology, but rather we pursue these opportunities as they arise. Revenues from the licensing of our software and ASIC technology decreased to approximately $2.3 million in 2002 from $4 million in 2001. This decrease related to a reduction in revenues generated from our OEM agreement with Netgear, under which they licensed our firewall software for integration into their products. This decrease also related to the fact that we did not enter into any new license agreements for our ASIC technology in 2002. We do not believe that we will generate additional license revenues from our ASIC technology in the future due to the maturity of the underlying technology and competitive technologies available on the market. Additionally, we do not believe we will generate further license revenues from Netgear during the remaining term of the OEM agreement as the amount of revenues generated in the second half of 2002 declined to insignificant levels.

Channel data

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

Geographic revenue data

	Year ended December (in thousands, except percentage data)		% change 2001 to 2002
	2001	2002
Americas	$78,083	$69,748	(11)%
Percentage of total revenues	70%	68%
EMEA	19,314	20,948	8%
Percentage of total revenues	17%	20%
APAC	14,590	12,523	(14)%
Percentage of total revenues	13%	12%
Total revenues	$111,987	$103,219

The decrease in domestic revenue was primarily related to a decrease in product revenue resulting from unfavorable economic conditions and reduced levels of information technology-related spending as compared to one year earlier. Our revenues in the EMEA region increased principally as a result of increasing the capacity of our distribution channels coupled with the corresponding increase in demand for our products as those channels commenced selling our products. The decrease in revenues in the APAC region was primarily related to the continuing contraction and the decrease of product acquisitions in the information technology market as a result of the prolonged economic downturn in Japan.

Cost of Revenue

	Year ended December (in thousands, except percentage data)		% change 2001 to 2002
	2001	2002
Product	$25,244	$25,303	0%
Gross Margin	71%	68%
License and service	1,431	4,659	226%
Gross Margin	94%	81%
Amortization of purchased technology	4,399	4,543	3%
Total cost of revenue	$31,704	$34,505

Note –	Effect of amortization of purchased technology has been excluded from the gross margin discussions below.

Product; gross margin.

Cost of product revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, warranty costs and inventory provisions or write-downs are included in cost of product revenue. Cost of product revenue increased primarily as a result of increased overall shipments. We shipped approximately 115,000 total units in 2002 compared to 103,000 units in 2001, which resulted in an overall average selling price per unit of $670 in 2002 compared to $870 in 2001. Gross margin from product sales decreased to $52.9 million, or 68% of product revenue, in the year ended December 31, 2002 from $61.5 million, or 71% of product revenue, in the year ended December 31, 2001. The decrease in product gross margin is primarily attributable to lower average selling prices and unit shipments of our PRO products.

License and service; gross margin.

Cost of license and service revenue includes all costs associated with the production and delivery of our license and service products, including cost of packaging materials and related costs paid to contract manufacturers, technical support costs related to our service contracts, royalty costs related to certain subscription products and personnel costs related to the delivery of training, consulting and professional services. This increase related primarily to technical support costs that increased as a result of the introduction of new service contract offerings across our product line at the end of 2001. To deliver services under these contracts, we outsourced a significant portion of our technical support function to a third party service provider. Gross margin from license and service sales decreased to $20.4 million, or 81% of license and service revenues, in 2002 from $23.8 million, or 94% of license and service revenues, in 2001. This decrease related primarily to a decrease in sales of certain high gross margin products, including VPN upgrades and ASIC and firewall software licensing revenue, and increased sales of our lower gross margin service contract offerings.

Amortization of purchased technology.

	Year ended December (in thousands, except percentage data)		% change 2001 to 2002
	2001	2002
Expenses	$4,399	$4,543	3%
Percentage of total revenue	4%	4%

Amortization of purchased technology represents the amortization of existing technology acquired in our business combinations accounted for using the purchase method. Purchased technology is being amortized over the estimated useful lives of four to six years. The increase is due to a full years amortization for the purchased technology that relates to RedCreek, where as 2001 included two months of amortization related to RedCreek. Amortization for the year ended December 31, 2002 primarily consisted of $4.4 million and $173,000 relating to the amortization of purchased intangibles associated with the acquisitions of Phobos and RedCreek, respectively. Amortization for the year ended December 31, 2001 consisted of $4.4 million and $29,000 relating to the amortization of purchased intangibles associated with the acquisitions of Phobos and RedCreek, respectively.

Our gross margin has been and will continue to be affected by a variety of factors, including competition; the mix and average selling prices of products; new product introductions and enhancements; fluctuations in manufacturing volumes and the cost of components and manufacturing labor. We must manage each of these factors effectively for our gross margins to remain at current levels.

Operating Expenses

Research and development

	Year ended December (in thousands, except percentage data)		% change 2001 to 2002
	2001	2002
Expenses	$21,327	$18,900	(11)%
Percentage of total revenue	19%	18%

Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products. The decrease was primarily attributable to a reduction of approximately $2.1 million in fees paid to outside consultants, as we scaled these costs back in association with our cost reduction efforts in our restructuring plan implemented in the second quarter of 2002. In addition, we reduced our spending on prototype materials in 2002 by approximately $600,000.

Sales and marketing

	Year ended December (in thousands, except percentage data)		% change 2001 to 2002
	2001	2002
Expenses	$31,988	$42,937	34%
Percentage of total revenue	29%	42%

Sales and marketing.    Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, costs related to customer support, travel, tradeshows, promotional and advertising costs. The increase in absolute dollars was primarily related to increased salaries and related benefits of approximately $5.2 million in 2002 as a result of the acquisition of RedCreek in October 2001 and the acquisition of two small resellers in September 2001. All of these transactions increased our personnel costs in the latter part of 2001, and a significant amount of this cost infrastructure remained throughout 2002. However, a portion of this increase was offset by the termination of certain sales and marketing personnel in connection with our restructuring, which was implemented in the second quarter of 2002. In addition, we increased our public relations and co-op advertising costs by approximately $2.3 million in 2002 to improve our brand recognition. We also incurred higher travel costs of approximately $1.2 million associated with our enterprise sales efforts and our efforts to increase our international sales.

General and administrative

	Year ended December (in thousands, except percentage data)		% change 2001 to 2002
	2001	2002
Expenses	$9,571	$11,200	17%
Percentage of total revenue	9%	11%

The increase in absolute dollars was primarily related to an increase of approximately $1.4 million in executive compensation, including employment termination costs, paid to our former CEO and our former Senior Vice President of Legal and Corporate Affairs, both of whom were hired in the latter part of 2001. In addition, we incurred approximately $900,000 of increased legal and other professional service fees related to, among other things, defense of various small legal disputes and increased costs of corporate governance related to implementation of the Sarbanes-Oxley Act. These increases were offset in part by a reduction in our allowance for doubtful accounts of approximately $600,000 related to a reduction in accounts receivable of approximately $3 million and the favorable resolution of certain specific accounts during 2002.

Amortization of goodwill and purchased intangible assets

	Year ended December (in thousands, except percentage data)		% change 2001 to 2002
	2001	2002
Expenses	$38,839	$5,744	(85)%
Percentage of total revenue	35%	6%

Amortization of purchased intangibles represents the amortization of assets arising from contractual or other legal rights acquired in business combinations accounted for as a purchase and also represents amortization of intangibles assets acquired in a purchased business combination that are separable from the acquired entity, with exception of amortization of existing technology which is included in cost of revenue. Purchased intangible assets, are being amortized over their estimated useful lives of three to six year periods. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and intangibles related to acquired workforce are no longer being amortized effective January 1, 2002. Amortization for the year ended December 31, 2002 primarily consisted of $5.1 million, $148,000, and $153,000 relating to the amortization of purchased intangibles associated with the acquisitions of Phobos, RedCreek, and Ignyte, respectively. Amortization for the year ended December 31, 2001 primarily consisted of $36.3 million and $2 million associated with the acquisitions of Phobos and Ignyte, respectively. The primary reason for the reduction was the discontinuation of the amortization of goodwill as of January 1, 2002, which was $32.5 million in the year ended December 31, 2001.

Impairment of goodwill.

	Year ended December (in thousands, except percentage data)		% change 2001 to 2002
	2001	2002
Expenses	$—	$87,640	100%
Percentage of total revenue	0%	85%

In accordance with the provisions of SFAS No. 142, we performed a transition impairment analysis, which resulted in no impairment as of January 1, 2002. In addition as required by SFAS No. 142, we performed an annual impairment test in the fourth quarter of fiscal 2002 which resulted in a goodwill impairment charge totaling $87.6 million.

We currently operate in one reportable segment, which is also the only reporting unit for purposes of SFAS No. 142. Since we currently only have one reporting unit, all of the goodwill has been assigned to the enterprise as a whole. The impairment tests were performed with the assistance of independent valuation experts. The discounted cash flow methodology was the primary method used to determine the fair values for SFAS No. 142 impairment purposes. In performing these analyses, we used the best information available under the circumstances, including reasonable and supportable assumptions and projections of future operating results. The discount rate used in the analysis was 28%, which was based on historical risk premiums required by investors for companies of our size, industry and capital structure and included risk factors specific to the sectors in which we operate.

Restructuring charges.

	Year ended December (in thousands, except percentage data)		% change 2001 to 2002
	2001	2002
Expenses	$—	$3,969	100%
Percentage of total revenue	0%	4%

As previously discussed, during the second quarter of 2002, we implemented a restructuring plan designed to reduce our cost structure and integrate certain company functions. Accordingly, we recognized a restructuring charge of approximately $4 million during the second quarter of 2002. The restructuring plan consisted of workforce reductions across all geographic regions and functions and excess facilities consolidations related to lease commitments for space no longer needed to support ongoing operations and fixed asset impairments. The restructuring plan resulted in the elimination of approximately 77 positions worldwide, all of which were eliminated as of December 31, 2002.

Stock-based compensation.

	Year ended December (in thousands, except percentage data)		% change 2001 to 2002
	2001	2002
Expenses	$3,009	$1,400	(53)%
Percentage of total revenue	3%	1%

The December 31, 2002 amortization of stock-based compensation amount includes $549,000, $58,000 and $433,000 relating to deferred stock compensation associated with the employee stock options issued in connection with the Phobos, Ignyte and RedCreek acquisitions, respectively. The December 31, 2001 amortization amount includes $1.4 million, $133,000, and $275,000 relating to deferred stock compensation associated with the employee stock options issued in connection with the Phobos, Ignyte, and Redcreek acquisitions, respectively. This amortization mainly relates to recognition of stock compensation of unvested options assumed in the Phobos, Ignyte and RedCreek acquisitions, and deferred compensation recognized on stock options granted in the years ended December 31, 1999 and 2000. We are amortizing deferred stock compensation over the vesting periods of the applicable options. The decrease in expense from 2001 to 2002 was primarily caused by a number of the grants becoming fully vested.

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

Benefit from (provision for) income taxes.

	Year ended December (in thousands, except percentage data)		% change 2001 to 2002
	2001	2002
Benefit (provision)	$(6,351)	$3,119	149%
Percentage of total revenue	(6)%	3%

In each period, the benefit from (provision for) income taxes is based on an estimated effective rate for each of the respective calendar years. Our effective tax rate differs from the statutory federal and state tax rates for the fiscal years ended December 31, 2002 and 2001 due principally to the effect of amortization of stock-based compensation, goodwill and intangible assets, which are permanent, non-deductible book/tax differences.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly results of operations, in dollars and as a percentage of total revenue, for the eight quarters ended December 31, 2003. You should read the following tables in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K. We have prepared this unaudited information on the same basis as our audited financial statements. These tables include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter.

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenue:
Product	$19,603	$21,771	$19,349	$17,461	$14,251	$14,500	$16,799	$20,381
License and service	8,499	5,973	5,062	5,501	6,055	6,901	7,322	8,192

Total revenue	28,102	27,744	24,411	22,962	20,306	21,401	24,121	28,573

Cost of revenue:
Product	6,885	6,520	6,198	5,700	5,837	7,344	7,373	7,352
License and service	982	1,004	1,210	1,463	1,584	1,371	1,252	1,410
Amortization of purchased technology	1,064	1,208	1,135	1,136	1,136	1,136	1,135	1,136

Total cost of revenue	8,931	8,732	8,543	8,299	8,557	9,851	9,760	9,898

Gross margin	19,171	19,012	15,868	14,663	11,749	11,550	14,361	18,675
Operating expenses:
Research and development	5,327	4,646	4,418	4,509	4,525	4,880	5,281	5,178
Sales and marketing	11,309	11,212	10,130	10,286	10,046	10,089	9,220	10,784
General and administrative	2,807	2,509	3,183	2,701	2,534	2,874	3,209	3,276
Amortization of goodwill and purchased intangible assets (1)	1,514	1,370	1,443	1,417	1,405	1,405	1,404	1,119
Impairment of goodwill	—	—	—	87,640	—	—	—	—
Restructuring charges	—	3,969	—	—	162	1,104	403	164
Stock-based compensation	628	204	328	240	143	251	38	268

Total operating expenses	21,585	23,910	19,502	106,793	18,815	20,603	19,555	20,789

Loss from operations	(2,414)	(4,898)	(3,634)	(92,130)	(7,066)	(9,053)	(5,194)	(2,114)

Interest income and other expense, net	1,685	1,695	1,334	1,330	1,293	1,032	891	953

Loss before income taxes	(729)	(3,203)	(2,300)	(90,800)	(5,773)	(8,021)	(4,303)	(1,161)
Benefit from (provision for) income taxes	170	1,093	775	1,081	1,900	(73)	(143)	(94)

Net loss	$(559)	$(2,110)	$(1,525)	$(89,719)	$(3,873)	$(8,094)	$(4,446)	$(1,255)

Net loss per share:
Basic and Diluted	$(0.01)	$(0.03)	$(0.02)	$(1.33)	$(0.06)	$(0.12)	$(0.07)	$(0.02)

Shares used in computing net loss per share:
Basic and Diluted	66,751	67,110	67,289	67,386	67,557	67,658	67,924	68,434

(1)	In accordance with SFAS No. 142, goodwill and intangibles related to workforce are not being amortized effective January 1, 2002.

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenue:
Product	69.8%	78.5%	79.3%	76.0%	70.2%	67.8%	69.6%	71.3%
License and service	30.2	21.5	20.7	24.0	29.8	32.2	30.4	28.7

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenue:
Product	24.5	23.5	25.4	24.8	28.7	34.3	30.6	25.7
License and service	3.5	3.6	4.9	6.4	7.8	6.4	5.2	4.9
Amortization of purchased technology	3.8	4.4	4.7	4.9	5.6	5.3	4.7	4.0

Total cost of revenue	31.8	31.5	35.0	36.1	42.1	46.0	40.5	34.6

Gross margin	68.2	68.5	65.0	63.9	57.9	54.0	59.5	65.4
Operating expenses:
Research and development	19.0	16.8	18.1	19.6	22.3	22.8	21.9	18.1
Sales and marketing	40.2	40.4	41.5	44.8	49.5	47.1	38.2	37.7
General and administrative	10.0	9.0	13.0	11.8	12.5	13.4	13.3	11.5
Amortization of goodwill and purchased intangible assets	5.4	4.9	5.9	6.2	6.9	6.6	5.8	3.9
Impairment of goodwill	—	—	—	381.7	—	—	—	—
Restructuring charges	—	14.3	—	—	0.8	5.2	1.7	0.6
Stock-based compensation	2.2	0.7	1.3	1.0	0.7	1.2	0.2	0.9

Total operating expenses	76.8	86.1	79.8	465.1	92.7	96.3	81.1	72.7

Loss from operations	(8.6)	(17.6)	(14.8)	(401.2)	(34.8)	(42.3)	(21.6)	(7.3)
Interest income and other expense, net	6.0	6.1	5.4	5.8	6.4	4.8	3.7	3.3

Loss before income taxes	(2.6)	(11.5)	(9.4)	(395.4)	(28.4)	(37.5)	(17.9)	(4.0)
Benefit from (provision for) income taxes	0.6	3.9	3.2	4.7	9.4	(0.3)	(0.6)	(0.3)

Net Loss	(2.0)%	(7.6)%	(6.2)%	(390.7)%	(19.0)%	(37.8)%	(18.5)%	(4.3)%

Liquidity and Capital Resources

SonicWALL ended fiscal 2003 with $243.5 million in cash, cash equivalents and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, an increase of $10.6 million as compared to fiscal 2002 year end. Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries and related benefits), general operating expenses (marketing, travel, office rent) and payments for the production of our products. Another source of cash is proceeds from the exercise of employee stock options and another use of cash is our purchase of fixed assets

Operating Activities

Cash generated from operating activities was $9.2 million for fiscal 2003 primarily as a result of net loss adjusted for non-cash items of $11.8 million, and decreases in accounts receivable and inventory and an increase in deferred revenue. Accounts receivables decreased due to improved cash collections and linearity of shipments. Our days sales outstanding (“DSO”) in accounts receivable decreased to 30 days at December 31, 2003 from 52 days at December 31, 2002. Inventory decreased due to increased revenue during the fourth quarter of 2003 as compared to same period in 2002. Deferred revenue increased primarily due to increased sale of our maintenance services.

Cash generated from operating activities was $11.2 million for fiscal 2002 primarily as a result of net loss adjusted for non-cash items of $98.8 million, and decreases in accounts receivable. Accounts receivables decreased primarily due to decrease in revenues. Our days sales outstanding (“DSO”) in accounts receivable increased to 52 days at December 31, 2002 from 43 days at December 31, 2001. The increase in DSO at December 31, 2002 as compared to December 31, 2001 was primarily due to the deterioration in the linearity of shipments. These increases were partially offset by a decrease in deferred revenue. The decrease in deferred revenue is primarily due to recognition of previously deferred revenues.

Cash generated from operating activities was $30.2 million for fiscal 2001 primarily as a result of net loss adjusted for non-cash items of $61.7 million, and increases in other accrued liabilities and deferred revenue offset by increases in accounts receivable, inventory and decrease in accounts payable.

Investing Activities

Net cash used in investing activities was $6.0 million in 2003, primarily as a result of $3.5 million transferred from short-term investments to cash, $2.5 million used for purchases of property and equipment. Net cash used in investing activities was $52.3 million in 2002, primarily as a result of $44.9 million transferred from cash to short-term investments, $4.1 million used for purchases of property and equipment and $3.3 million paid, net of cash acquired, for business combinations, including approximately $1.0 million used in 2002 for Phobos earnouts. Net cash used in investing activities was $123.6 million in 2001, primarily as a result of $86.7 million transferred from cash to short-term investments, $4.1 million used for purchases of property and equipment and $32.8 million paid, net of cash acquired, for business combinations, including approximately $3 million used in 2001 for Phobos earnouts.

Financing Activities

Net cash provided by financing activities was $4.2 million in 2003, $3.3 million in 2002 and $14 million in 2001. In 2003, 2002 and 2001, cash was provided from common stock issuances as a result of stock option exercises. During 2003 and 2002 fewer employees exercised their stock options due to a decrease in the stock price as compared to 2001.

Financial Position

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

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have any debt, long-term obligations or long-term capital commitments. The following summarizes our principal contractual commitments as of December 31, 2003 (in thousands):

Contractual Obligations	Total	Payments due by period
		Less than one year	1 to 3 years	3 to 5 years
Operating lease obligations	$3,462	2,590	872
Non-Cancelable Purchase obligations	$8,944	$8,944

We outsource our manufacturing function to one third party contract manufacturer and at December 31, 2003 we had purchase obligations to this vendor totaling $15.6 million. We are contingently liable for any inventory owned by the contract manufacturer that becomes excess and obsolete which was $180,000 and was accrued for at December 31, 2003.

Other Information

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the audit and non-audit services pre-approved in the fourth quarter of 2003 by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external auditor. Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegation authority by the Audit Committee, other than de minimums non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the SEC. During the fourth quarter of 2003, the Audit Committee pre-approved the following non-audit services anticipated to be performed by PricewaterhouseCoopers LLP: 1) fiscal 2003 tax return services and 2) general tax consulting services.

Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN No. 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN No. 45 requires us to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are implemented in our financial statements. The adoption of FIN 45 did not have a material impact on our financial position, results of operations or cash flows.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. As we continue to account for our stock option plan using the intrinsic method described in APB 25, the adoption of SFAS No. 148 to date have resulted in the implementation of the annual and interim disclosure requirements in our financial statement. If we decide to change our method of accounting for stock options to the fair value method described in SFAS 123 the transition guidance in SFAS 148 may have a material impact on our financial position or results of operations. The adoption will not have an impact on our cash flows.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB 51, which subsequently have been revised by FIN 46-R. The primary objectives of FIN 46-R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ( variable interest entities or VIE s ) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary ). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46-R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46-R is effective for VIEs created after January, 2003 and is effective for all VIE created before February 1, 2003 that are Special Purpose Entities (SPE) in the first reporting period ending after December 15, 2003 and for all other VIE created before February 1, 2003 in the first reporting period ending after March 15, 2003. The adoption of FIN 46-R to date did not have an effect on our financial position, cash flows or results of operations.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments. In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities,” we classified our short-term investments as available-for-sale. Consequently, investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. As of December 31, 2003, our cash, cash equivalents and short-term investments included money-markets securities, corporate bonds, municipal bonds and commercial paper which are subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates changes prior to maturity.

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

The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted average interest rates as of December 31, 2003:

	Maturing In
	Less than one year	More than one year	Total
	(in thousands, except percentage data)
Short-term investments	$14,607	$198,403	$213,010
Weighted average interest rate	1.51%	1.50%

Foreign currency risk

We consider our exposure to foreign currency exchange rate fluctuations to be minimal. We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars. For the year ended December 31, 2003, we earned approximately 30% of our revenue from international markets, which in the future may be denominated in various currencies. Because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. The weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future. In addition, we have minimal cash balances denominated in foreign currencies. We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.

ITEM 8.    Financial Statements And Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

SonicWALL, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of SonicWALL, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 and 3 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 5, 2004

SONICWALL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2003
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$23,030	$30,467
Short-term investments	209,854	213,010
Accounts receivable, net of allowance for doubtful accounts of $1,397 and $449	13,274	9,164
Inventories	5,765	1,955
Deferred income taxes	14,065	—
Prepaid expenses and other current assets	3,416	2,589

Total current assets	269,404	257,185
Property and equipment, net	6,175	4,903
Goodwill	97,953	97,953
Purchased intangibles and other assets, net	31,566	21,680

Total assets	$405,098	$381,721

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,802	$7,376
Accrued restructuring	1,442	1,251
Accrued payroll and related benefits	4,780	4,988
Other accrued liabilities	4,960	3,830
Deferred revenue	13,394	19,180
Income taxes payable	4,265	827

Total current liabilities	35,643	37,452
Deferred income taxes	12,272	—

Total liabilities	47,915	37,452

Commitments and contingencies (Note 10)

Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 67,417,143 and 68,613,012 shares issued and outstanding	464,210	468,905
Deferred stock based compensation	(364)	—
Accumulated other comprehensive income (loss)	267	(38)
Accumulated deficit	(106,930)	(124,598)

Total shareholders’ equity	357,183	344,269

Total liabilities and shareholders’ equity	$405,098	$381,721

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2001	2002	2003
	(In thousands, except per share data)
Revenue:
Product	$86,777	$78,184	$65,931
License and service	25,210	25,035	28,470

Total revenue	111,987	103,219	94,401

Cost of revenue:
Product, excluding amortization of stock-based compensation of $63, $40 and $7	25,244	25,303	27,906
License and service	1,431	4,659	5,617
Amortization of purchased technology	4,399	4,543	4,543

Total cost of revenue	31,074	34,505	38,066

Gross margin	80,913	68,714	56,335

Operating expenses:
Research and development, excluding amortization of stock-based compensation of $658, $303, and $70	21,327	18,900	19,864
Sales and marketing, excluding amortization of stock-based compensation of $1,665, $898, and $398	31,988	42,937	40,139
General and administrative, excluding amortization of stock-based compensation of $623, $159, and $225	9,571	11,200	11,893
Amortization of goodwill and purchased intangible assets	38,839	5,744	5,333
Impairment of goodwill	—	87,640	—
Restructuring charges	—	3,969	1,833
Stock-based compensation	3,009	1,400	700

Total operating expenses	104,734	171,790	79,762

Loss from operations	(23,821)	(103,076)	(23,427)
Interest income and other expense, net	9,258	6,044	4,169

Loss before income taxes	(14,563)	(97,032)	(19,258)
Benefit from (provision for) income taxes	(6,351)	3,119	1,590

Net Loss	$(20,914)	$(93,913)	$(17,668)

Net Loss per share:
Basic and diluted	$(0.32)	$(1.40)	$(0.26)

Shares used in computing net loss per share:
Basic and Diluted	64,467	67,124	67,895

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Deferred Stock Compensation	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount ($)	($)	($)	($)	($)
Balance at December 31, 2000	62,646,843	$432,383	$(4,522)	$—	$7,897	$435,758
Issuance of common stock upon exercise of stock options and warrants	2,881,576	12,777	—	—	—	12,777
Assumption of stock options in the acquisition of RedCreek Communications, Inc.	—	2,205	(1,621)	—	—	584
Issuance of common stock in connection with acquisitions	883,359	13,296	(249)	—	—	13,047
Issuance of common stock in connection with the Employee Stock Purchase Plan (ESPP)	145,497	1,211	—	—	—	1,211
Stock-based compensation, net of cancellations	—	(1,007)	3,511	—	—	2,504
Income tax benefit from stock option exercises	—	5,992	—	—	—	5,992
Comprehensive loss:
Unrealized gain on investment securities, net	—	—	—	194	—	194
Net loss	—	—	—	—	(20,914)	(20,914)

Total comprehensive loss	—	—	—	—	—	(20,720)

Balance at December 31, 2001	66,557,275	466,857	(2,881)	194	(13,017)	451,153
Issuance of common stock upon exercise of stock options	933,618	1,839	—	—	—	1,839
Issuance of common stock in connection with acquisition	50,000	243	—	—	—	243
Return of shares in connection with acquisition	(317,244)	(4,982)	—	—	—	(4,982)
Issuance of common stock in connection with the Employee Stock Purchase Plan (ESPP)	193,494	1,458	—	—	—	1,458
Stock-based compensation, net of cancellations	—	(1,205)	2,517	—	—	1,312
Comprehensive loss:
Unrealized gain on investment securities, net	—	—	—	73	—	73
Net loss	—	—	—	—	(93,913)	(93,913)

Total comprehensive loss	—	—	—	—	—	(93,840)

Balance at December 31, 2002	67,417,143	464,210	(364)	267	(106,930)	357,183
Issuance of common stock upon exercise of stock options	743,466	2,947	—	—	—	2,947
Issuance of common stock in connection with acquisition	50,000	243	—	—	—	243
Issuance of common stock in connection with the Employee Stock Purchase Plan (ESPP)	402,403	1,242	—	—	—	1,242
Stock-based compensation, net of cancellations	—	263	364	—	—	627
Comprehensive loss:
Unrealized loss on investment securities, net	—	—	—	(305)	—	(305)
Net loss	—	—	—	—	(17,668)	(17,668)

Total comprehensive loss	—	—	—	—	—	(17,973)

Balance at December 31, 2003	68,613,012	$468,905	$—	$(38)	$(124,598)	$344,269

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2002	2003
	(In thousands)
Cash flows from operating activities:
Net loss	$(20,914)	$(93,913)	$(17,668)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,145	13,479	13,508
Impairment of goodwill	—	87,640	—
Income tax benefit for exercise of employee stock options	5,992	—	—
Provision for (recovery of) allowance for doubtful accounts	385	(644)	(575)
Deferred income taxes	7,631	(4,175)	(1,960)
Non-cash restructuring	—	1,109	98
Amortization of stock-based compensation	2,504	1,400	700
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(4,686)	4,246	4,685
Inventories	(1,455)	(514)	3,810
Prepaid expenses and other current assets	(956)	1,358	827
Other assets	(148)	(41)	10
Accounts payable	(3,296)	(665)	574
Accrued payroll and related benefits	(719)	926	208
Accrued restructuring	—	1,442	(191)
Other accrued liabilities	1,187	(391)	(960)
Deferred revenue	4,241	(1,225)	5,786
Income taxes payable	(4,722)	1,118	363

Net cash provided by operating activities	30,189	11,150	9,215

Cash flows from investing activities:
Purchase of property and equipment	(4,098)	(4,138)	(2,458)
Acquisitions, net of cash acquired	(32,765)	(3,262)	—
Maturity of short-term investments	243,058	400,638	192,468
Purchase of short-term investments	(329,751)	(445,563)	(195,977)

Net cash used in investing activities	(123,556)	(52,325)	(5,967)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants and issuance of common stock in connection with ESPP	13,988	3,297	4,189

Net cash provided by financing activities	13,988	3,297	4,189

Net increase (decrease) in cash and cash equivalents	(79,379)	(37,878)	7,437
Cash and cash equivalents at beginning of year	140,287	60,908	23,030

Cash and cash equivalents at end of year	$60,908	$23,030	$30,467

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$499	$137	$270
Supplemental disclosure of non-cash investing and financing activities:
Cancellation of Stock-based compensation	$(1,312)	$(1,205)	$(216)
Issuance of common stock and assumption of stock options and warrants in connection with acquired businesses	$15,501	$243	$243
Return of common stock in connection with acquired businesses	$—	$(4,982)	$—
Goodwill adjustment recorded for acquired businesses	$5,650	$8,783	$—
Unrealized gain (loss) on short-term investments, net of tax	$194	$73	$(305)

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

Foreign Currencies

The functional currency for primarily all of the Company’s foreign subsidiaries is the local functional currency. The Company remeasures assets and liabilities at the period end or historical exchange rate, as appropriate. Revenues and expenses are measured at the average rate during the period. Currency translation gains and losses, which have not been material to date, are included in interest income and expense, net.

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

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of credit risk, foreign operations and significant customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company places its temporary cash and short-term investments in corporate bonds, municipal bonds, commercial paper and money market accounts with high credit quality financial institutions. Cash balances held with banks may exceed the amount of insurance provided on such balances. The Company’s accounts receivable are derived from revenue earned from customers located in the U.S. and certain foreign countries and regions, including Europe, Canada, Japan and Australia. Sales to foreign customers for the years ended December 31, 2003, 2002 and 2001, all of which were denominated in U.S. dollars, accounted for 30%, 34%, and 32% of total revenue, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

During the year ended December 31, 2003, Ingram Micro and Tech Data accounted for approximately 23% and 20% of the Company’s revenue, respectively and at December 31, 2003 Ingram Micro and Tech Data accounted for 14% and 15% of gross accounts receivable, respectively. During the year ended December 31, 2002, Ingram Micro and Tech Data accounted for approximately 21% and 26% of the Company’s revenue, respectively and at December 31, 2002 Ingram Micro and Tech Data accounted for 14% and 37% of gross accounts receivable, respectively. During the year ended December 31, 2001, Ingram Micro and Tech Data accounted for approximately 27% and 19% of the Company’s revenue, respectively and at December 31, 2001 Ingram Micro and Tech Data accounted for 8% and 34% of gross accounts receivable, respectively.

The Company currently outsources its manufacturing to one third party contract manufacturer and some of the key components in the Company’s products come from single or limited sources of supply.

Inventories

Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis. The Company writes-down the value of inventories for estimated excess and obsolete inventories based upon assumptions about future demand and market conditions.

Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the lesser of the related lease term or the estimated useful life of the improvement, which ranges from two to four years. Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $3.6 million, $3.2 million, and $1.9 million, respectively.

Purchased intangibles and other assets, net

Purchased intangibles represents assets arising from contractual or other legal rights acquired in business combinations accounted for as a purchase. Purchased intangibles also represent intangible assets acquired in a business combination accounted for as a purchase that are separable from the acquired entity. Purchased intangible assets, including purchased technology, are being amortized over the estimated useful lives of three to six years.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair market value of the net tangible and intangible assets acquired in business combinations accounted for as a purchase. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and intangibles related to acquired workforce are no longer being amortized effective January 1, 2002.

Impairment of goodwill

As discussed in Note 3, in January 2002, the Company adopted Statement of Accounting Financial Standard No. 142 (“SFAS No. 142”), which requires companies to stop amortizing goodwill. Instead, SFAS No. 142 requires that goodwill be reviewed for impairment upon adoption of SFAS No. 142 (January 1, 2002) and annually thereafter. The Company performs its annual impairment review during the fourth quarter of each year which commenced in the fourth quarter of 2002. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company currently operates in one reportable segment, which is also the only reporting unit for purposes of SFAS No. 142. Since the Company currently only has one reporting unit, all of the goodwill has been assigned to the enterprise as a whole.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Interest income and other expense, net

Interest income and other expense, net consists primarily of interest income in the amount of $4.2 million, $5.9 million and $9.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation costs is determined based on the difference, if any, on the grant date between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized over the vesting period.

Pro forma stock compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123 and SFAS 148. Accordingly, no compensation cost has been recognized for the Company’s stock option plan and the fair value of purchase rights issued under the ESPP in the accompanying statements of operations. Had compensation cost for the Company’s stock option plan and ESPP been determined based on the fair market value at the grant dates for stock options and purchase rights granted consistent with the provisions of SFAS No. 123, the Company’s net loss would have been changed to the pro forma amounts indicated below:

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Net loss:
As reported	$(20,914)	$(93,913)	$(17,668)
Expensed stock compensation under the intrinsic value method, net of related tax effect	1,805	1,400	700
Stock-based compensation expense that would have been included in the determination of net loss had the fair value method been applied, net of related tax effect	(14,530)	(20,153)	(24,388)

Pro forma net loss	$(33,639)	$(112,666)	$(41,356)

Net loss per share—basic and diluted:
As reported	$(0.32)	$(1.40)	$(0.26)

Pro forma	$(0.52)	$(1.68)	$(0.61)

The pro forma amounts reflect compensation expense related to stock option grants and look back features associated with the ESPP purchase rights from 1997 through 2003. In future years, the annual compensation expense will increase relative to the fair value of the stock options granted and the ESPP purchase rights in those future years. The weighted average fair value of the options granted in 2003, 2002 and 2001 was $3.57, $5.41 and $11.12, respectively. The weighted average fair value of purchase rights issued under the 1999 ESPP in 2003, 2002 and 2001 was $1.26, $2.86 and $8.97 per share, respectively.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2001	2002	2003
Expected volatility	110%	100%	90%
Risk-free interest rate	3.47% to 5.01%	2.61% to 4.20%	2.16% to 2.87%
Expected life	4 years	4 years	4 years
Dividend yield	0%	0%	0%

The fair value of purchase rights issued under the Employee Stock Purchase Plan were estimated using the following assumptions:

	2001	2002	2003
Expected volatility	110%	90%	63%
Risk-free interest rate	3.47% to 5.01%	1.69% to 4.72%	1.01% to 1.33%
Expected life	1 year	1 year	1 year
Dividend yield	0%	0%	0%

Options granted to consultants and other non-employees are accounted for in accordance with Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services,” and valued at fair value using the Black-Scholes method at the measurement date, generally when the services are completed.

Revenue recognition

We derive our revenue from primarily four sources: (1) product revenue, which is comprised of hardware-based appliances, (2) licensing revenue from software, (3) subscription revenues for products such as content filtering and anti-virus protection, and (4) service revenues such as extended warranty and service contracts, training, consulting and engineering services. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. We may experience material differences in the amount and timing of our revenue for any period if our management makes different judgments or utilizes different estimates.

The Company recognizes product and service revenues in accordance with SEC Staff Accounting Bulletin No. 101 (“SAB No. 101”), “Revenue Recognition in Financial Statements”, as amended by SAB No. 101A, SAB No. 101B and SAB 104.

The Company applies provisions of Statement of Position 97-2, “Software Revenue Recognition” (“SOP No. 97-2”), as amended by Statement of Position 98-9 (“SOP No. 98-9”), “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is incidental, the Company does not apply separate accounting guidance to the hardware and software elements. We apply the provisions of Emerging Issues Task Force 03-05 (“EITF 03-05”), “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”, to determine whether the provisions of SOP 97-2 applies to transactions involving the sale of products that include a software component.

The Company recognizes revenue when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss has been transferred to the customer, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. While the Company’s sales agreements contain standard terms and conditions, there are agreements that contain non-standard terms and conditions. In these cases, interpretation of non-standard provisions is required to determine the appropriate accounting for the transaction.

Delivery to domestic channel partners and international channel partners is generally deemed to occur when we deliver to the product to a common carrier. However, certain distributor agreements provide for rights of return for stock rotation. These stock rotation rights are generally limited to 15% of the distributor’s prior quarter purchases or other measurable restrictions, and the Company estimates reserves for these return rights as discussed below. The Company’s largest distributor, Ingram Micro, has an unlimited stock rotation right, and therefore the Company does not deem delivery to have occurred for any sales to Ingram Micro until they sell the product to their customer, at which time their right of return expires. In January 1, 2003, the Company amended its agreement with one of its largest distributor, Tech Data, and under the amended agreement Tech Data has the same unlimited stock rotation rights as Ingram Micro. These return rights do not apply to any purchases made by Tech Data prior to January 1, 2003. Prior to this amendment, Tech Data’s stock rotation rights were limited to 15% of their prior quarter purchases.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of this amendment, for sales occurring after January 1, 2003, the Company does not deem delivery to have occurred for any sales to Tech Data until they sell the product to their customers, at which time their right of return expires.

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

The Company assesses collection based on a number of factors, including past transaction history with the customer, credit-worthiness of the customer and general macroeconomic conditions. The Company does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, it defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

For arrangements with multiple obligations (for example, an appliance bundled with a year of free maintenance or content filtering), the Company allocates revenue to each component of the arrangement based on the objective evidence of fair value of the undelivered elements, which is generally the average selling price of each element when sold separately. This means that the Company defers revenue from the arrangement equal to the fair value of the undelivered elements.

The Company’s arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, recognition of revenue occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

The Company recognizes revenue for subscriptions and services such as content filtering and anti-virus protection, and extended warranty and service contracts, ratably over the contract term. The Company’s training, consulting and engineering services are generally billed and recognized as revenue as these services are performed.

Income taxes

The Company accounts for income taxes under the liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax bases of the Company’s assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses, research and development credit carryforwards and temporary differences. A valuation allowance is provided to reduce deferred tax assets to an amount for which realization is more likely than not.

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

Reclassifications

Certain reclassifications have been made to prior-period balances to present the financial statements on a consistent basis with current year presentation. Such reclassifications have not changed previously reported net loss or shareholders equity.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense totaled $2.7 million, $4.1 million and $4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has agreements with certain of its distributors to provide marketing development funds. These agreements allow the distributors to be reimbursed by the Company for approved promotional activities, including advertising. The amounts available for reimbursement are related to a percentage of the distributors’ eligible purchases from the Company. The Company accrues for co-operative advertising as the related revenue is recognized. In the years ended December 31, 2003, 2002, and 2001, the Company recorded provisions for co-op advertising costs of $2.5 million, $3.9 million, and $3.3 million, respectively. As of December 31, 2003 and December 31, 2002, the accompanying balance sheets include an accrual for marketing development funds of $3.1 million, and $2.3 million, respectively.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Computation of net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Weighted average shares exclude shares subject to repurchase (“restricted shares”). Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential dilutive securities outstanding during the period. Potential dilutive securities are composed of unvested restricted shares, stock purchase warrants and incremental common shares issuable upon the exercise of stock options.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2001	2002	2003
Numerator:
Net loss	$(20,914)	$(93,913)	$(17,668)

Denominator:
Weighted average common shares outstanding	64,728	67,148	67,895
Weighted average unvested common shares subject to repurchase	(261)	(24)	—

Denominator for basic calculation	64,467	67,124	67,895
Potentially dilutive securities	—	—	—

Denominator for diluted calculation	64,467	67,124	67,895

Basic net loss per share	$(0.32)	$(1.40)	$(0.26)

Diluted net loss per share	$(0.32)	$(1.40)	$(0.26)

At December 31, 2003, potential dilutive securities of 14,591,232, consisting of options and warrants, have not been considered in the computation of net loss per share as their effect would have been anti-dilutive.

At December 31, 2002, potential dilutive securities of 10,332,655, consisting of options and warrants, have not been considered in the computation of net loss per share as their effect would have been anti-dilutive.

At December 31, 2001, potential dilutive securities of 13,880,339, consisting of options, warrants and restricted stock, have not been considered in the computation of net loss per share as their effect would have been anti-dilutive.

At December 31, 2001, 81,250 common shares were subject to repurchase at the option of the Company for $0.50 per share. These shares vested ratably over a 48-month period. There were no shares subject to repurchase at December 31, 2002 and December 31, 2003.

Recent accounting pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN No. 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN No. 45 requires us to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are implemented in our financial statements. The adoption of FIN 45 did not have a material impact on our financial position, results of operations or cash flows.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. As the Company continues to account for its stock option plan using the intrinsic method described in APB 25, the adoption of SFAS No. 148 to date have resulted in the implementation of the annual and interim disclosure requirements in our financial statement. If the Company decides to change its method of accounting for stock options to the fair value method described in SFAS 123 the transition guidance in SFAS 148 may have a material impact on the Company’s financial position or results of operations. The adoption will not have an impact on our cash flows.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB 51, which subsequently have been revised by FIN 46-R. The primary objectives of FIN 46-R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ( variable interest entities or VIE s ) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary ). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46-R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46-R is effective for VIEs created after January, 2003 and is effective for all VIE created before February 1, 2003 that are Special Purpose Entities (SPE) in the first reporting period ending after December 15, 2003 and for all other VIE created before February 1, 2003 in the first reporting period ending after March 15, 2003. The adoption of FIN 46-R to date did not have an effect on the Company’s financial position, cash flows or results of operations.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Balance Sheet Components:

	December 31,
	2002	2003
	(in thousands)
Inventories:
Raw materials	$1,869	$43
Finished goods	3,419	1,434
Finished goods at distributor(s)	477	478

	$5,765	$1,955

Property and equipment, net:
Equipment	$7,050	$7,709
Office equipment and furniture	2,667	1,934
Leasehold improvements	1,357	1,389
Software	4,681	6,131
Transportation	118	23

	15,873	17,186
Less: accumulated depreciation	(9,698)	(12,283)

	$6,175	$4,903

Purchased intangibles and other assets, net:
Purchased intangible assets	$52,529	$52,529
Other assets	392	382

	52,921	52,911
Less: accumulated amortization	(21,355)	(31,231)

	$31,566	$21,680

Other accrued liabilities:
Accrued acquisition costs	$233	$59
Other accrued liabilities	4,727	3,771

	$4,960	$3,830

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

Intangible assets consist of the following (in thousands):

		December 31, 2002			December 31, 2003
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Purchased technology	52–72 months	$26,970	$(9,481)	$17,489	$26,970	$(14,024)	$12,946
Non-compete agreements	36 months	7,019	(4,962)	2,057	7,019	(7,016)	3
Customer base	36–72 months	18,140	(6,585)	11,555	18,140	(9,842)	8,298
Other	2–52 months	400	(327)	73	400	(350)	50

Total intangibles		$52,529	$(21,355)	$31,174	$52,529	$(31,232)	$21,297

All of the Company’s intangible assets are subject to amortization except for acquired workforce totaling $6.6 million, which was reclassified to goodwill as of January 1, 2002 upon the adoption of SFAS No. 142.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated future amortization expense to be included in cost of revenue is as follows (in thousands):

Fiscal Year
2004	$4,543
2005	4,543
2006	3,860

Total	$12,946

Estimated future amortization expense to be included in operating expense is as follows (in thousands):

Fiscal Year
2004	$3,088
2005	2,813
2006	2,450

Total	$8,351

In accordance with the provisions of SFAS No. 142, the Company performed a transition impairment analysis, which resulted in no impairment as of January 1, 2002. In addition, as required by SFAS No. 142, the Company performed an annual impairment test in the fourth quarter of fiscal 2003 and concluded that the Company’s goodwill balances were not impaired as the fair value of our company exceeded its carrying value, including goodwill. In the fourth quarter of fiscal 2002 the Company performed its annual goodwill impairment analysis and as a result recorded a goodwill impairment charge of $87.6 million. The Company did not record any impairment of goodwill or other long-lived assets in fiscal 2001. The impairment reviews were performed in accordance with SFAS No. 142 which involves a two-step process as follows:

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

The Company currently operates in one reportable segment, which is also the only reporting unit for purposes of SFAS No. 142. Since the Company currently only has one reporting unit, all of the goodwill has been assigned to the enterprise as a whole. The tests described above were performed with the assistance of independent valuation experts. The discounted cash flow methodology was the primary method used to determine the fair values for SFAS No. 142 impairment purposes. In performing these analyses, the Company used the best information available under the circumstances, including reasonable and supportable assumptions and projections of future operating results. The discount rate used in the analysis was 31% and 28% for the 2003 and 2002 analysis respectively, which was based on historical risk premiums required by investors for companies of SonicWALL’s size, industry and capital structure and included risk factors specific to the sectors in which the Company operates.

Actual results of operations for the year ended December 31, 2001 had the Company applied the non-amortization provisions of SFAS No. 142 for the year ended December 31, 2001 are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2001	2002	2003
Net loss, as reported	$(20,914)	$(93,913)	$(17,668)
Adjustment for amortization of goodwill and acquired workforce, net of tax	32,505	—	—

Adjusted net income (loss)	$11,591	$(93,913)	$(17,668)

Net income (loss) per share:
Basic net loss per share, as reported	$(0.32)	$(1.40)	$(0.26)
Diluted net loss per share, as reported	$(0.32)	$(1.40)	$(0.26)
Adjustment to net loss per share for amortization of goodwill and acquired workforce, net of tax:
Basic	$0.50	$—	$—
Diluted	$0.47	$—	$—
Adjusted net income (loss) per share:
Basic	$0.18	$(1.40)	$(0.26)
Diluted	$0.17	$(1.40)	$(0.26)
Shares used in computing adjusted net income (loss) per share:
Basic	64,467	67,124	67,895
Diluted	68,939	67,124	67,895

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Acquisitions:

On October 25, 2001, the Company acquired substantially all of the assets and certain liabilities of RedCreek Communications, Inc. (“RedCreek”) in a transaction accounted for as a purchase. RedCreek developed and sold standards-based security products for corporate data communications networks that enable the secure transmission of data between offices. At the closing of the acquisition, the Company paid $12.5 million in cash, assumed certain current accounts payable and other liabilities of RedCreek, and forgave repayment of bridge loan amounts payable by RedCreek to the Company that were used by RedCreek to fund its operating expenses from the date the purchase agreement was signed until the closing of the acquisition. The Company also assumed RedCreek’s 2001 stock option plan and 206,500 options valued at $2.2 million issued thereunder. In the event RedCreek products achieve certain quarterly sales targets during 2001 to 2003, the Company is obligated to pay additional purchase consideration of up to $4.5 million in cash, which will be recorded when payable as adjustments to goodwill. As of December 31, 2003, no additional payments have been earned.

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

The purchase consideration is as follows (in thousands):

Cash	$12,500
Assumption of RedCreek options	2,205
Transaction costs	545

Total consideration	$15,250

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price allocation is as follows (in thousands):

Tangible assets acquired	$1,397
Intangible assets acquired:
Purchased technology	750
Trademarks	100
Customer base	150
Outstanding purchase orders	150
Goodwill	17,397
Deferred compensation of unvested options	1,621
Liabilities assumed	(6.315)

Total consideration	$15,250

Amounts allocated to the purchased technology and trademarks will be amortized over their estimated useful lives of four years. Amounts allocated to customer base and outstanding purchase orders will be amortized over their useful lives of one year and two months, respectively. Amounts allocated to goodwill will be subject to an annual impairment test and will not be amortized under SFAS No. 142.

The consolidated financial statements include the results of operations of RedCreek commencing on October 25, 2001.

The following unaudited pro forma revenue, net loss and net loss per share data for the year ended December 31, 2001 are based on the respective historical financial statements of the Company and RedCreek. The pro forma data reflects the consolidated results of operations as if the acquisition of RedCreek occurred at the beginning of the year indicated and includes the amortization of the resulting goodwill and other intangible assets. The pro forma financial data presented are not necessarily indicative of the Company’s results of operations that might have occurred had the transaction been completed at the beginning of the years specified, and do not purport to represent what the Company’s consolidated results of operations might be for any future period.

Year Ended December 31, 2001
Revenue	$116,847
Net loss	$(33,867)
Net loss per share—basic and diluted	$(0.53)
Shares used in per share calculation—basic and diluted	64,467

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

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 5—Financial Instruments:

Investments, including cash equivalents and short-term investments, were as follows (in thousands):

	December 31,
	2002	2003
Money market and mutual funds	$201	$655
Corporate debt securities	66,903	36,112
U.S. government securities	40,201	49,311
Municipal bonds and notes	102,750	127,587

Total Investments	210,055	213,665
Amounts classified as cash equivalents	(201)	(655)

Total short-term investments	$209,854	$213,010

Maturities of short-term investments as of December 31, 2003 were as follows:

Due within one year	$14,607
Due later than one year	198,403

Total short-term investments	$213,010

Unrealized gains or (losses), net of taxes on available-for-sale securities at December 31, 2003, 2002 and 2001 were ($305,000), $73,000 and $194,000 respectively.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Restructuring Charges:

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

2002 Restructuring Plan

During the second quarter of 2002, the Company’s management approved and initiated a restructuring plan designed to reduce its cost structure and integrate certain Company functions. Accordingly, the Company recognized a restructuring charge of approximately $4.0 million during 2002. The restructuring charge consisted of $858,000 for workforce reduction costs across all geographic regions and functions; $1.9 million for excess facilities consolidation costs related to lease commitments for space no longer needed to support ongoing operations; and $1.2 million for abandonment of certain fixed assets consisting primarily of leasehold improvements, computer equipment and related software, and furniture and fixtures.

During 2003, the Company recorded additional restructuring charges related to the 2002 restructuring plan totaling $354,000, consisting of $379,000 related to properties abandoned in connection with facilities consolidation, offset by $25,000 reversal for severance accrual for an employee who has remained with the Company. The additional facilities charges resulted from revisions of the Company’s estimates of future sublease income due to further deterioration of real estate market conditions. The estimated facility costs were based on the Company’s contractual obligations, net of estimated sublease income, based on current comparable rates for leases in their respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate by approximately $92,000. Future cash outlays are anticipated through December 2005, unless the Company negotiates to exit the leases at an earlier date. The following table sets forth an analysis of the components of the 2002 restructuring plan and the payments made against the reserve from the second quarter of fiscal 2002 to December 31, 2003 (in thousands):

	Employee Severance Benefits	Facility Costs	Asset Impairments	Total
Restructuring charges incurred	$858	$1,944	$1,167	$3,969
Cash paid	(833)	(527)	(58)	(1,418)
Non-cash charges	—	—	(1,109)	(1,109)

Reserve balance at December 31, 2002	25	1,417	—	1,442
Cash paid	—	(818)	—	(818)
Adjustments	(25)	379	—	354

Reserve balance at December 31, 2003	$—	$978	$—	$978

2003 Restructuring Plan

During the second quarter of 2003, the Company’s management approved and initiated a restructuring plan designed to realign and further reduce its cost structure and integrate certain other Company functions. Accordingly, the Company recognized a restructuring charge related to the 2003 plan of approximately $997,000 during the second quarter of 2003. The restructuring charge consisted of $682,000 for workforce reduction costs across all geographic regions and functions; $217,000 for excess facilities consolidation costs related to lease commitments for space no longer needed to support ongoing operations; and $98,000 for abandonment of certain fixed assets consisting primarily of computer equipment and related software. During the remaining of the year ended December 31, 2003, the Company recorded additional restructuring charges related to the 2003 restructuring plan totaling $482,000, consisting of $457,000 for workforce reduction costs and $25,000 related to properties vacated in connection with facilities consolidation. The additional facilities charges resulted from revisions of the Company’s estimates of future sublease income due to further deterioration of real estate market conditions.

The restructuring plan resulted in the vacating of four facilities. The estimated facility costs were based on the Company’s discounted contractual obligations, net of assumed sublease income, based on current discounted comparable rates for leases in their respective markets. Should facilities operating lease rental rates decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate by approximately $154,000. Future cash outlays are anticipated through December 2006, unless the Company negotiates to exit the leases at an

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

earlier date. The restructuring plan will result in the elimination of approximately 43 positions worldwide, 40 of which were eliminated as of December 31, 2003. The overall result of the reduction in workforce will be less than the total positions eliminated as the Company realigns its workforce requirements.

The following table sets forth an analysis of the components of the 2003 restructuring plan and the payments made for the plan from the second quarter of fiscal 2003 to December 31, 2003 (in thousands):

	Employee Severance Benefits	Facility Costs	Asset Impairments	Total
Restructuring charges incurred	$1,139	$242	$98	$1,479
Cash paid	(1,048)	(60)	—	(1,108)
Non-cash charges	—	—	(98)	(98)

Reserve balance at December 31, 2003	$91	$182	$—	$273

Summary Information of Combined Plans

The following table sets forth an analysis of the components of both the 2002 and 2003 restructuring plan and the payments made for the plans from the second quarter of fiscal 2002 to December 31, 2003 (in thousands):

	Employee Severance Benefits	Facility Costs	Asset Impairments	Total
Restructuring charges incurred	$858	$1,944	$1,167	$3,969
Cash paid	(833)	(527)	(58)	(1,418)
Non-cash charges	—	—	(1,109)	(1,109)

Reserve balance at December 31, 2002	25	1,417	—	1,442
Restructuring charges incurred	1,139	242	98	1,479
Cash paid	(1,048)	(878)	—	(1,926)
Adjustments	(25)	379	—	354
Non-cash charges	—	—	(98)	(98)

Reserve balance at December 31, 2003	$91	$1,160	$—	$1,251

Note 7—Shareholders’ Equity:

Stock Option Exchange Program

In January 2003, the Company offered a voluntary stock option exchange program to its employees. The plan allowed employees, at their election, to cancel all or any portion of their unexercised stock options with exercise prices equal to or greater than $10.00 per share effective February 7, 2003, provided that, should an employee participate, any options granted to that employee within the six-month period preceding February 7, 2003 would be automatically cancelled. In exchange, the employees were granted on August 11, 2003, provided they were still employed by the Company at that time, new options to purchase a number of shares equal to the number of shares underlying the cancelled options. Members of the SonicWALL Board of Directors, SonicWALL executive officers and certain other employees were not eligible to participate in the program.

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

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

1999 Employee Stock Purchase Plan

In August 1999, the Company’s Board of Directors adopted and the shareholders approved the 1999 Employee Stock Purchase Plan (the “1999 ESPP”). The 1999 ESPP is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount and was effective on the effective date of our initial public offering. Except for the first offering period, each offering period will be for two years and will consist of four six-month purchase periods. The first offering period commenced on the date of our initial public offering and ended July 31, 2001. All subsequent offering periods begin on August 1 and February 1. The purchase price for shares of common stock under the 1999 ESPP is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or the last day of each purchase period.

The Company initially reserved 500,000 shares of common stock for issuance under the 1999 ESPP. In December 2000, 2002 and December 2003, our Board recommended to the shareholders and the shareholders voted to increase the number of shares authorized for issuance under the 1999 ESPP by 200,000, 325,000 shares and 1,500,000 shares, respectively, bringing the total shares currently reserved for issuance under the 1999 ESPP to 2,525,000 shares. At December 31, 2003, approximately 196,869 shares were available for issuance under the 1999 ESPP. The remaining 1,500,000 shares are available for issuance for offering periods beginning on or after February 1, 2004. The weighted average fair value of purchase rights issued under the 1999 ESPP in 2001, 2002 and 2003 was $8.97, $2.86 and $1.26 per share, respectively.

Stock Option Plans

The Company’s Stock Option Plans (the “Plans”), as amended, authorize the Board of Directors to grant incentive stock options and nonstatutory stock options to employees, directors and consultants to purchase up to a total of 30,884,873 shares of the Company’s common stock. Under the Plans, incentive stock options are granted at an exercise price that is not to be less than 100% of the fair market value of the Company’s common stock on the date of grant, as determined by the Company’s Board of Directors. Nonqualified stock options are granted at a price that is not to be less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors.

Generally, options granted under the Plans are exercisable for a period of ten years after the date of grant, and vest over four years.

The following table summarizes option activity under the stock option plans:

		Options Outstanding
	Available for Grant	Shares	Exercise Price	Weighted Average Exercise Price
Balance at December 31, 2000	2,352,222	11,146,566	$0.04-52.06	$10.22
Authorized	5,292,030	—	—	—
Granted	(7,398,993)	7,398,993	$1.42-19.97	$14.84
Exercised	—	(2,773,118)	$0.06-18.00	$4.42
Canceled	1,691,506	(2,037,632)	$0.06-52.06	$16.54

Balance at December 31, 2001	1,936,765	13,734,809	$0.04-52.06	$12.95
Authorized	2,662,291	—	—	—
Granted	(3,820,650)	3,820,650	$2.87-18.79	$7.65
Exercised	—	(933,618)	$0.06-18.81	$1.97
Canceled	3,784,270	(6,353,466)	$0.06-52.06	$15.19

Balance at December 31, 2002	4,562,676	10,268,375	$0.04-52.06	$10.59
Authorized	2,696,685	—	—	—
Granted	(10,073,497)	10,073,497	$3.38-8.02	$5.41
Exercised	—	(743,466)	$0.04-6.45	$3.96
Canceled	4,235,938	(5,071,454)	$1.42-52.06	$13.79

Balance at December 31, 2003	1,421,802	14,526,952	$0.06-45.56	$6.22

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information regarding stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Prices	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$0.06–$0.06	$0.06	92,500	5.00	92,500	$0.06
$0.38–$0.50	$0.46	83,382	5.40	83,382	$0.46
$1.25–$1.75	$1.41	242,587	4.00	242,587	$1.41
$2.87–$4.28	$3.67	5,190,702	8.00	1,847,922	$4.05
$4.48–$6.60	$5.57	4,610,674	7.90	1,964,330	$5.46
$6.83–$8.02	$7.63	3,190,604	9.80	177,234	$7.35
$10.57–$15.69	$12.71	387,352	4.00	358,211	$12.82
$15.88–$19.97	$17.47	599,151	4.60	540,087	$17.33
$29.75–$31.94	$30.48	30,000	6.30	29,583	$30.46
$45.56–$45.56	$45.56	100,000	6.50	85,416	$45.56

$0.06–$45.56	$6.22	14,526,952	8.00	5,421,252	$7.13

At December 31, 2001 and 2002, 3,041,521 and 4,858,263 outstanding options were exercisable, respectively. The weighted average exercise price of options outstanding was $12.95 and $10.72 at December 31, 2001 and 2002, respectively.

In conjunction with the acquisition of Phobos in 2000, the Company allocated $3.9 million of the purchase price to deferred stock compensation which represents the portion of the intrinsic value of unvested stock options held by the employees of Phobos that were exchanged for SonicWALL options. In conjunction with the acquisitions of Ignyte and RedCreek in 2001, the Company allocated $1.9 million to deferred stock compensation which represents the portion of the intrinsic value of unvested stock options held by the employees of Ignyte and RedCreek that were exchanged for SonicWALL options. These amounts are considered deferred stock compensation and are being amortized over the vesting periods of the applicable options and the repurchase periods for the restricted stock.

The weighted average fair value per share of options assumed in these acquisitions in 2000 and 2001 was $15.76 and $11.45, respectively.

During 2003, the Company entered into an agreement with two employees to accelerate the vesting of certain stock options. As a result, the Company recorded stock-based compensation expense of $480,000 based on the change in the intrinsic value at the time of modification to the stock option.

Note 8—Income Taxes:

The provision for (benefit from) for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2001	2002	2003
Current tax expense:
Federal	$8,679	$706	$(3,384)
State	1,666	57	1
Foreign	—	293	341

	10,345	1,056	(3,042)

Deferred tax expense (benefit):
Federal	(3,428)	(2,981)	1,792
State	(566)	(1,194)

	(3,994)	(4,175)	1,792

	$6,351	$(3,119)	$(1,250)

As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves determining the Company’s income tax

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2003, the Company has a full valuation allowance against its net deferred tax assets because the Company determined that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future due to historical operating losses.

Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2002	2003
Deferred tax assets:
Net operating loss carryforwards	$22,529	$24,527
Inventory reserves	1,080	608
Deferred revenue	1,163	285
Tax credits	5,562	6,465
Other reserves and accruals	4,142	7,605

Total deferred tax assets	34,476	39,490
Valuation allowance	(20,411)	(31,059)

Net deferred tax assets	$14,065	$8,431

Deferred tax liabilities:
Intangible assets	$(12,272)	$(8,431)

As of December 31, 2003, the Company has net operating loss carryforwards of approximately $65.4 million to offset future federal taxable income, which expire at various dates through the year 2023. This amount includes approximately $34.3 million of net operating loss carryforwards from the acquisition of Phobos. The net operating loss carryforward also includes approximately $23.1 million resulting from employee exercises of non-qualified stock options or disqualifying dispositions, the tax benefits of which, when realized, will be recorded as an addition to common stock rather than a reduction of the provision for income taxes.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deferred tax assets related to the acquired companies, approximately $9.2 million as of December 31, 2003, if and when realized, will be used to reduce the amount of goodwill and intangibles recorded at the date of acquisition. Valuation allowances have been recorded for this portion of these deferred tax assets as a result of the uncertainties regarding realization of the assets based upon the limitation on the use of the net operating losses in the future. The change in valuation allowance was $9.2 million, $12.2 million and $285,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company’s effective tax rate on income (loss) differs from the U.S. Federal statutory regular tax rate (benefit) as follows:

	Year Ended December 31,
	2001	2002	2003
Federal statutory rate (benefit)	(35)%	(35)%	(35)%
State taxes, net of federal benefit	(5)	(5)	(5)
Deferred compensation charge	9	1	1
In-process research and development and goodwill	83	36	0
Tax credits	(4)	(1)	(4)
Foreign sales corporation	(4)	—	—
Change in valuation allowance	—	—	47
Other	—	1	2

	44%	(3)%	6%

The Company’s income (loss) before income taxes was earned in the following jurisdictions (in thousands):

	Year Ended December 31,
	2001	2002	2003
Domestic	$(15,068)	$(96,648)	$(19,329)
Foreign	505	(385)	71

Total	$(14,563)	$(97,033)	$(19,258)

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

Revenue by geographic region based on the location of the customer is presented as follows (in thousands):

	Year Ended December 31,
	2001	2002	2003
United States	$76,516	$68,426	$66,013
Japan	11,377	8,384	4,660
Switzerland	5,924	4,488	2,151
UK	4,117	4,623	5,724
All other countries	14,053	17,298	15,853

Total	$111,987	$103,219	$94,401

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Commitments and Contingencies:

The Company’s corporate headquarters and executive offices are located in approximately 86,000 square feet of office space in Sunnyvale, California under a lease that expires in October 2004. The Company also leases approximately 34,000 square feet of office space in Salt Lake City, Utah under a lease that expires in April 2005. Additional sales and support offices are leased worldwide under leases that expire at various dates ranging from 2004 to 2006. Rent expense was approximately $2.0 million, $2.1 million and $2.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Future minimum lease commitments at December 31, 2003 were as follows (in thousands):

Year Ending December 31,
2004	$2,590
2005	650
2006	222

$3,462

The Company outsources its manufacturing function to one third party contract manufacturer and at December 31, 2003 it has purchase obligations to this vendor totaling $15.6 million. Out of this amount $6.5 million cannot be cancelled. We are contingently liable for any inventory owned by the contract manufacturer that becomes excess and obsolete. As of December 31, 2003, we had accrued $180,000 for excess and obsolete inventory held by our contract manufacturer.

The Company’s standard warranty provisions include technical assistance, insignificant bug fixes and feature updates and repair or replacement obligations for units with product defects. The standard warranty period is one to two years. In each of the three years ended December 31, 2003, the Company estimated that it incurred approximately $500,000 to $1 million in actual warranty costs. Our warranty accrual amounted to approximately $1.2 million and $1.3 million at December 31, 2002 and 2003, respectively.

The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates. If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required, however the Company concluded that no adjustment to pre-existing warranty accruals were necessary in the year ended December 31, 2003. A reconciliation of the changes to the Company’s warranty accrual as of December 31, 2003 was as follows:

	Year Ended December 31, (in thousands)
	2002	2003
Beginning balance	$1,194	$1,168
Accruals for warranties issued	503	933
Settlements made during the period	(529)	(811)

Ending balance	$1,168	$1,290

On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against us, three of our officers and directors, and certain of the underwriters in our initial public offering in November 1999 and our follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in our public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss our claims. A proposal has been made for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in our financial statements as of December 31, 2003.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2003, Data Centered filed a complaint against the Company in California Superior Court, Santa Clara County seeking compensatory and punitive damages, Data Centered LLC v. SonicWall, Inc., No. 103-CV-000060. The Company entered into a transaction with Data Centered for a technology license for, and the sale of load-balancing products for $522,500. The Company had acquired the load-balancing technology and products during its acquisition of Phobos Corporation. Former Phobos personnel operate Data Centered. Data Centered now alleges that the load-balancing products purchased by Data Centered were defective and did not comply with a purported warranty on the products. The Company has answered with a general denial of these allegations. The Company also has filed a cross-complaint alleging, among other things, that Data Centered’s claims are based on a fraudulently altered document that included a warranty clause that was not part of the parties’ contract; the actual contract between the parties contained a warranty disclaimer. No trial date has been set. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in our financial statements as of December 31, 2003.

On December 9, 2003, the first of three virtually identical putative class actions was filed in federal court against the Company and certain of its current and former officers and directors, on behalf of purchasers of the Company’s common stock between October 17, 2000 and April 3, 2002, inclusive. Edwards v. SonicWALL, Inc., et al., No. C-03-5537 SBA (N.D. Cal.). The complaints seek unspecified damages and generally allege that the Company’s financial statements were false and misleading in violation of the federal securities laws because the financial statements included revenue recorded on the sale of load-balancing products that were defective and did not comply with a purported warranty. These complaints appear to be based on the same factual allegations as the Data Centered case. The Company believes these claims are without merit for numerous reasons, including, as alleged in the Company’s cross-complaint in the Data Centered case, that the claims are based on a fraudulently altered document that included a warranty clause that was not part of the parties’ contract. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in our financial statements as of December 31, 2003.

On December 12, 2003, a putative derivative complaint captioned Reichert v. Sheridan, et al., No. 01-03-CV-010947, was filed in California Superior Court, Santa Clara County. The Complaint seeks unspecified damages and equitable relief based on causes of action against various of the Company’s present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. The Company is named solely as a nominal defendant against whom no monetary recovery is sought. This complaint appears to be based upon the same factual allegations contained in the Data Centered case that the Company has denied and disputes as set forth in the Company’s cross-complaint in that case. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in our financial statements as of December 31, 2003.

We are party to routine litigation incident to our business. We believe that none of these legal proceedings will have a material adverse effect on our consolidated financial statements take as a whole or our results of operations, financial position and cash flows.

Note 11—Comprehensive Loss:

Comprehensive loss includes unrealized gains on investment securities that have been reflected as a component of shareholders’ equity and have not affected net loss. The amount of income tax expense or benefit allocated to unrealized gains on investment securities is equivalent to the effective tax rate in each of the respective periods. Comprehensive loss is comprised, net of tax, as follows (in thousands):

	Year Ended December 31,
	2001	2002	2003
Net loss	$(20,914)	$(93,913)	(17,668)
Unrealized gains (loss) on investment securities	321	70	(353)
Tax effect of unrealized gains (loss) on investment securities	(127)	3	48

Comprehensive loss	$(20,720)	$(93,840)	$(17,973)

Accumulated other comprehensive loss, as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized gains and losses on available-for-sale securities.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Employee Benefits:

The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. The Company’s contribution to this plan is discretionary. For the years ended December 31, 2001, 2002 and 2003, the Company did not make any contributions to the plan.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A.    Controls and Procedures

Based on their evaluation as of December 31, 2003, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within SonicWALL have been detected.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

You will find information regarding our Directors, Code of Ethics and compliance with Section 16(a) of the Securities Exchange Act of 1934, we direct you to the sections entitled “Proposal 1—Audit Committee, Audit Committee Financial Expert, Election of Directors,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 4, 2004. We are incorporating the information contained in those sections of our Proxy Statement here by reference.

ITEM 11.    Executive Compensation

You will find this information in the section captioned “Executive Compensation and Other Matters,” which will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 4, 2004. We are incorporating the information contained in that section here by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

You will find this information in the section captioned “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation and Other Matters,” which will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 4, 2004. We are incorporating the information contained in that section here by reference.

ITEM 13.    Certain Relationships and Related Transactions

You will find this information in the section captioned “Certain Relationships and Related Transactions,” which will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 4, 2004. We are incorporating the information contained in that section here by reference.

ITEM 14.    Principal Accountant Fees and Services

You will find this information in the section captioned “Principal Accountant Fees and Services,” which will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 4, 2004. We are incorporating the information contained in that section here by reference.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    (1)    Financial Statements

The consolidated financial statements of the registrant as set forth under Item 8 are filed as part of this Annual Report on Form 10-K.

(a)    (2)    Schedules

Schedule II (Valuation and Qualifying Accounts) are included on pages 91 of this Annual Report on Form 10-K.

(a)    (3)    Exhibits

See Item 15 (c) below.

(b)    Reports on Form 8-K

SonicWALL filed a report on Form 8-K on October 21, 2003 that reported under Item 12 its announcement of its financial results for the fiscal quarter ending September 30, 2003.

(c)    Exhibits

Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of October 16, 2000, among Registrant, Pluto Acquisition Corp., Phobos Corporation, and GMS Capital Partners, L.P. (Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 000-27723) filed on November 27, 2000).

2.2	Amendment to Agreement and Plan of Merger, dated as of November 6, 2000, by and among Registrant, Pluto Acquisition Corp., Phobos Corporation, and GMS Capital Partners, L.P. (Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 000-27723) filed on November 27, 2000).

2.3	Agreement and Plan of Merger and Reorganization, dated March 1, 2001, among Registrant, ITI Acquisition Corp., Ignyte Technology, Inc., and Jeff Stark. (Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-61168), filed on May 17, 2001).

2.4	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization by and among Registrant, ITI Acquisition Corp., Ignyte Technology, Inc., and Jeff Stark, dated as of March 6, 2001. (Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-61168), filed on May 17, 2001).

3.1	Registrant’s Amended and Restated Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

3.2	Registrant’s Restated Bylaws (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

4.1	Registrant’s specimen common stock certificate (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.1	Registrant’s 1994 Stock Option Plan, as amended to date (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.2	Form of Stock Option Agreement for Registrant’s 1994 Stock Option Plan (Incorporated by reference to the Registrant’s Filing on Schedule TO (File No. 005-58485), filed on January 9, 2003).

10.3	Registrant’s 1998 Stock Option Plan, as amended to date (Incorporated by reference to the Registrant’s 2000 Definitive Proxy Statement (File No. 000-27723), which was filed on November 7, 2001).

10.4	Form of Stock Option Agreement for Registrant’s 1998 Stock Option Plan (Incorporated by reference to the Registrant’s Filing on Schedule TO (File No. 005-58485), filed on January 9, 2003).

10.5	Registrant’s 1999 Employee Stock Purchase Plan (Incorporated by reference to the Registrant’s 2003 Definitive Proxy Statement (File No. 000-27723), which was filed on November 5, 2003).

10.6	Form of Stock Option Agreement under Phobos Corporation 1998 Stock Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54976), filed on February 5, 2001).

10.7	Form of Stock Option Agreement under Phobos Corporation 1999 Stock Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54976), filed on February 5, 2001).

10.8	RedCreek Communications, Inc. 2001 Stock Option Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-81492), filed on January 28, 2002).

Number	Description
10.9	Employment agreement dated June 21, 2003 between Registrant and Kathleen Fisher (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2003).

10.10	Registrant’s Form of Individual Compensation Arrangements (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-81492), filed on January 28, 2002).

10.11	Form of Indemnification Agreement entered into by Registrant with each of its officers and directors (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2001, filed on November 14, 2001).

10.12	Loan and Security Agreement dated May 26, 1995 between Registrant and Comerica Bank (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.13++	Distribution Agreement dated February 9, 1999 between Registrant and Tech Data Product Management, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.14++	Distribution Agreement dated July 5, 1998 between Registrant and Sumitomo Metal Systems Development Co., Ltd. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.15++	Distribution Agreement dated November 11, 1992 between Registrant and Ingram Micro, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.16	Agreement of Sublease dated as of October 26, 1998 between Registrant and AMP Incorporated (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.17	Purchase Agreement dated September 28, 1999 between Registrant and FLASH Electronics Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.18	Lease dated September 27, 1999 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.19	First Amendment to Lease dated May 2, 2001 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).

10.20	Second Amendment to Lease dated September 26, 2001 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).

10.21++	OEM Hardware (with Software) License and Purchase Agreement effective as of May 29, 2001 between Registrant and Cisco Systems, Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).

10.22++	Amendment Number One to OEM Hardware (with Software) License and Purchase Agreement dated June 25, 2002 between Registrant and Cisco Systems, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2002).

10.23	Employment agreement dated March 14, 2003 between Registrant and Matthew Medeiros (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 21, 2002.

10.24	Employment agreement dated August 11, 2003 between Registrant and Michael Stewart (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2003).

10.25*	Employment agreement dated October 29, 2003 between Registrant and Robert Knauff.

21	Subsidiaries (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).

23.1*	Consent of Independent Accountants

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
++	Confidential treatment has been obtained or requested for portions of this exhibit. The omitted material has been separately filed with the Securities and Exchange Commission.

All financial statement schedules not listed are omitted because they are inapplicable or the requested information is shown in the financial statements of the registrant or in the related notes to the financial statements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 15th day of March, 2004.

SONICWALL, INC.

By:	/S/ MATTHEW MEDEIROS
Matthew Medeiros Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW MEDEIROS Matthew Medeiros	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004

/s/ KATHLEEN M FISHER Kathleen M Fisher	Chief Financial Officer (Principal Financial Officer)	March 15, 2004

/s/ ROBERT KNAUFF Robert Knauff	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2004

/s/ CHARLES KISSNER Charles Kissner	Chairman of the Board of Directors	March 15, 2004

/s/ EDWARD THOMPSON Edward Thompson	Director	March 15, 2004

/s/ ROBERT M. WILLIAMS Robert M. Williams	Director	March 15, 2004

/s/ DAVID SHRIGLEY David Shrigley	Director	March 15, 2004

/s/ CARY THOMPSON Cary Thompson	Director	March 15, 2004

/s/ DAVID GARRISON David Garrison	Director	March 15, 2004

SCHEDULE I

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of

SonicWALL, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 5, 2004 which report and consolidated financial statements are included in this Annual Report Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
March 5, 2004

SONICWALL, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Other	Charged to Cost and Expenses	Deductions/ Write-off of Accounts	Balance at End of Year
	(in thousands)
Year ended December 31, 2001
Allowance for doubtful accounts	$1,771	$—	$385	$(34)	$2,122
Valuation allowance for deferred tax assets	8,545	—	—	(285)	8,260

Year ended December 31, 2002
Allowance for doubtful accounts	2,122	—	(644)	(81)	1,397
Valuation allowance for deferred tax assets	8,260	988	11,163	—	20,411

Year ended December 31, 2003
Allowance for doubtful accounts	1,397	—	(575)	(373)	449
Valuation allowance for deferred tax assets	20,411	8,856	1,792	—	31,059