Form 10-Q
period 2004-03-31
SONICWALL INC
filed 2004-05-10
CIK 1093885

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at March 31, 2004
Common Stock, no par value	71,110,767 Shares

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SONICWALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2003	March 31, 2004
	(1)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$30,467	$70,830
Short-term investments	213,010	184,168
Accounts receivable, net	9,164	12,594
Inventories	1,955	2,862
Prepaid expenses and other current assets	2,589	2,942

Total current assets	257,185	273,396
Property and equipment, net	4,903	4,623
Goodwill	97,953	97,953
Purchased intangibles and other assets, net	21,680	19,784

	$381,721	$395,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,376	$6,415
Accrued restructuring	1,251	1,032
Accrued payroll and related benefits	4,988	6,660
Other accrued liabilities	3,830	4,185
Deferred revenue	19,180	21,679
Income taxes payable	827	791

Total current liabilities	37,452	40,762
Commitments and contingencies (see note 8)
Shareholders’ Equity:
Common stock	468,905	479,770
Accumulated other comprehensive loss	(38)	(19)
Accumulated deficit	(124,598)	(124,757)

Total shareholders’ equity	344,269	354,994

	$381,721	$395,756

(1)	Amounts as of December 31, 2003 have been derived from the audited financial statements as of the same date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2004
Revenue:
Product	$14,251	$22,718
License and service	6,055	9,117

Total revenue	20,306	31,835

Cost of revenue:
Product, excluding amortization of stock-based compensation of $3 and $0, respectively	5,963	8,120
License and service	1,458	1,505
Amortization of purchased technology	1,136	1,136

Total cost of revenue	8,557	10,761

Gross margin	11,749	21,074

Operating expenses:
Research and development, excluding amortization of stock-based compensation of $41 and $147, respectively	4,525	5,990
Sales and marketing, excluding amortization of stock-based compensation of $128 and $0, respectively	10,046	11,258
General and administrative, excluding amortization (recovery) of stock-based compensation of ($29) and $0, respectively	2,534	3,749
Amortization of purchased intangibles	1,405	812
Restructuring charges	162	13
Amortization of stock-based compensation	143	147

Total operating expenses	18,815	21,969

Loss from operations	(7,066)	(895)
Interest income and other expense, net	1,293	835

Loss before income taxes	(5,773)	(60)
Benefit from (provision for) income taxes	1,900	(99)

Net loss	$(3,873)	$(159)

Net loss per share:
Basic and diluted	$(0.06)	$(0.00)

Shares used in computing net loss per share:
Basic and diluted	67,557	70,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2004
Cash flows from operating activities:
Net loss	$(3,873)	$(159)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,411	2,868
Recovery of doubtful accounts	(188)	(91)
Amortization of stock-based compensation	143	147
Non-cash restructuring charges	162	13
Deferred income taxes	(2,027)	—
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	3,913	(3,339)
Inventories	13	(907)
Prepaid expenses and other current assets	(445)	(353)
Other assets	(4)	(52)
Accounts payable	619	(961)
Accrued restructuring	(264)	(232)
Accrued payroll and related benefits	(543)	1,672
Other accrued liabilities	(298)	355
Deferred revenue	1,460	2,499
Income taxes payable	272	(36)

Net cash provided by operating activities	2,351	1,424

Cash flows from investing activities:
Purchase of property and equipment	(831)	(640)
Maturity and sale of short-term investments	83,497	59,552
Purchase of short-term investments	(71,041)	(30,691)

Net cash provided by investing activities	11,625	28,221

Cash flows from financing activities:
Issuance of common stock under employee stock options and purchase plans	662	10,718

Net cash provided by financing activities	662	10,718

Net increase in cash and cash equivalents	14,638	40,363
Cash and cash equivalents at beginning of period	23,030	30,467

Cash and cash equivalents at end of period	$37,668	$70,830

Supplemental disclosure of non-cash investing and financing activities:
Reversal of deferred stock compensation for terminated employees	$(52)	$—
Unrealized gain or (loss) on short-term investments, net of taxes	$(73)	$19

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by SonicWALL, Inc. (the “Company”), are unaudited and reflect all adjustments which are normal, recurring and, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods presented. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Such reclassifications did not change the previously reported revenues, loss from operations, net loss amounts or shareholder’s equity. For example, the Company reclassified certain product management costs from sales and marketing expense to research and development expense to be comparable to current presentation. The condensed consolidated statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2003, the critical accounting policies, and the risk factors as set forth in the Company’s Annual Report on Form 10-K.

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

3. NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented:

	Three Months Ended March 31,
	(In thousands, except per share amounts)
	2003	2004
Numerator:
Net loss	$(3,873)	$(159)
Denominator:
Weighted average common shares outstanding	67,557	70,051

Denominator for basic and diluted calculation	67,557	70,051

Basic and diluted net loss per share	$(0.06)	$(0.00)

Potentially dilutive securities of 10,098,576 and 12,096,985 for the three-months ended March 31, 2003 and 2004, respectively, consisting of options and warrants were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

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

	Three Months Ended March 31,
	2003	2004
Net loss	$(3,873)	$(159)
Unrealized gain (loss) on investment securities, net of taxes	(73)	19

Comprehensive loss	$(3,946)	$(140)

Accumulated other comprehensive income, as presented on the accompanying condensed consolidated balance sheets, consists of the net unrealized gains and losses on investment securities.

5. INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2003	March 31, 2004
Raw materials	$43	$19
Finished goods	1,912	2,843

	$1,955	$2,862

6. RESTRUCTURING CHARGES

During 2002 and 2003, the Company implemented two restructuring plans – one initiated in the second quarter of 2002 and the second initiated in the second quarter of 2003.

In January 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. Accordingly, for exit or disposal activities initiated after December 31, 2002, the Company records restructuring charges as the provisions of SFAS 146 are met.

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

During 2003, the Company recorded additional restructuring charges related to the 2002 restructuring plan totaling $354,000, consisting of $379,000 related to properties vacated in connection with facilities consolidation, offset by $25,000 reversal for severance accrual for an employee who has remained with the Company. The additional facilities charges resulted from revisions to the Company’s estimates of future sublease income due to further deterioration of real estate market conditions. The estimated facility costs were based on the Company’s contractual obligations, net of estimated sublease income, based on current comparable rates for leases in their respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate by approximately $86,000. Future cash outlays are anticipated through December 2005, unless the Company negotiates to exit the leases at an earlier date. During the three months ended March 31, 2004, we did not incur any additional restructuring charges under the 2002 plan. The following table sets forth an analysis of the components of the 2002 restructuring plan and the payments made against the reserve from January 1, 2004 to March 31, 2004 (in thousands):

	Employee Severance Benefits	Facility Costs	Asset Impairments	Total
Reserve balance at December 31, 2003	$—	$978	$—	$978
Cash paid	—	(201)	—	(201)

Reserve balance at March 31, 2004	$—	$777	$—	$777

2003 Restructuring Plan

During the second quarter of 2003, the Company’s management approved and initiated a restructuring plan designed to realign and further reduce its cost structure and integrate certain other Company functions. Accordingly, the Company recognized a restructuring charge related to the 2003 plan of approximately $1.5 million during the nine months ended December 31, 2003. The restructuring charge consisted of $1.1 million for workforce reduction costs across all geographic regions and functions; $242,000 for excess facilities consolidation costs related to lease commitments for space no longer needed to support ongoing operations; and $98,000 for abandonment of certain fixed assets consisting primarily of computer equipment and related software. During the three months ended March 31, 2004, the Company recorded additional restructuring charges related to the 2003 restructuring plan totaling $13,000, consisting of properties vacated in connection with facilities consolidation. The additional facilities charges resulted from revisions of our estimates of future sublease income due to further deterioration of real estate market conditions.

The restructuring plan resulted in the vacating of four facilities. The estimated facility costs were based on the Company’s discounted contractual obligations, net of assumed sublease income, based on current discounted comparable rates for leases in their respective markets. Should facilities operating lease rental rates decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate by approximately $141,000. Future cash outlays are anticipated through December 2006, unless the Company negotiates to exit the leases at an earlier date. The restructuring plan will result in the elimination of approximately 43 positions worldwide, 40 of which were eliminated as of March 31, 2004. The overall result of the reduction in workforce will be less than the total positions eliminated, as the Company made investments in personnel in research and development and in the sales and marketing organization.

The following table sets forth an analysis of the components of the 2003 restructuring plan and the payments made for the plan from January 1, 2004 to March 31, 2004 (in thousands):

	Employee Severance Benefits	Facility Costs	Asset Impairments	Total
Reserve balance at December 31, 2003	$91	$182	$—	$273
Cash paid	—	(31)	—	(31)
Adjustments	—	13	—	13

Reserve balance at March 31, 2004	$91	$164	$—	$255

Summary information for combined restructuring plans

The following table sets forth an analysis of the components of both the 2002 and 2003 restructuring plan and the payments made for the plans from January 1, 2004 to March 31, 2004 (in thousands):

	Employee Severance Benefits	Facility Costs	Asset Impairments	Total
Reserve balance at December 31, 2003	$91	$1,160	$—	$1,251
Cash paid	—	(232)	—	(232)
Adjustments	—	13	—	13

Reserve balance at March 31, 2004	$91	$941	$—	$1,032

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

	Three Months Ended March 31,
	(In thousands)
	2003	2004
Net loss:
As reported	$(3,873)	$(159)
Expensed stock compensation under intrinsic value, net of related tax effect	143	147
Stock-based compensation expense that would have been included in the determination of net loss had the fair value method been applied, net of related tax effect	(5,500)	(5,709)

Pro forma net loss	$(9,230)	$(5,721)

Net loss per share—basic and diluted:
As reported	$(0.06)	$(0.00)

Pro forma	$(0.14)	$(0.08)

8. COMMITMENTS AND CONTINGENCIES

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

Future minimum lease commitments at March 31, 2004 were as follows (in thousands):

2004 (second, third, and fourth quarter)	$1,788
2005	650
2006	222

$2,660

Purchase commitments

The Company outsources its manufacturing function to one third party contract manufacturer, and at March 31, 2004 it has purchase obligations to this vendor totaling $15.9 million. Out of this amount $7.1 million cannot be cancelled. The Company is contingently liable for any inventory owned by the contract manufacturer that becomes excess and obsolete. As of March 31, 2004, $124,000 had been accrued for excess and obsolete inventory held by our contract manufacturer.

Product warranties

The Company’s standard warranty period for hardware is one to two years and includes repair or replacement obligations for units with product defects. The Company’s software products carry a 90-day warranty and include technical assistance, insignificant bug fixes and feature updates. The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates. If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required. However, the Company concluded that no adjustment to pre-existing warranty accruals were necessary in the three months ended March 31, 2004 and 2003. A reconciliation of the changes to the Company’s warranty accrual as of March 31, 2003 and March 31, 2004 was as follows:

	Three months Ended March 31, 2003	Three months Ended March 31, 2004
	(in thousands)	(in thousands)
	(Unaudited)	(Unaudited)
Beginning balance	$979	$1,290
Accruals for warranties issued	310	185
Settlements made during the period	(273)	(191)

Ending balance	$1,016	$1,284

Legal proceedings

On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Company’s claims. A proposal has been made for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in the Company’s financial statements as of March 31, 2004.

In September 2003, Data Centered filed a complaint against the Company in California Superior Court, Santa Clara County seeking compensatory and punitive damages, Data Centered LLC v. SonicWall, Inc., No. 103-CV-000060. The Company entered into a transaction with Data Centered for a technology license for, and the sale of load-balancing products for $522,500. The Company had acquired the load-balancing technology and products during its acquisition of Phobos Corporation. Former Phobos personnel operate Data Centered. Data Centered now alleges that the load-balancing products purchased by Data Centered were defective and did not comply with a purported warranty on the products. The Company has answered with a general denial of these allegations. The Company also has filed a cross-complaint alleging, among other things, that Data Centered’s claims are based on a fraudulently altered document that included a warranty clause that was not part of the parties’ contract; the actual contract between the parties contained a warranty disclaimer. No trial date has been set. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in the Company’s financial statements as of March 31, 2004.

Between December 9, 2003 and December 15, 2003, three virtually identical putative class actions were filed in federal court against the Company and certain of its current and former officers and directors, on behalf of purchasers of the Company’s common stock between October 17, 2000 and April 3, 2002, inclusive. Edwards v. SonicWALL, Inc., et al., No. C-03-5537 SBA (N.D. Cal.) (“Edwards”) . Chaykowsky v. SonicWALL, Inc., et al., No. C-04-0202 MJJ (N.D. Cal.) (“Chaykowsky”). Pensiero DPM Inc. v. SonicWALL, Inc., et al., No. C-03-5633 JSW (N.D. Cal.) (“Pensiero”). The complaints sought unspecified damages and generally alleged that the Company’s financial statements were false and misleading in violation of federal securities laws because the financial statements included revenue recorded on the sale of load-balancing products that were defective and did not comply with a purported warranty. These complaints appeared to have been based on the same factual allegations as the Data Centered case. The Company believed that these claims were without merit for numerous reasons, including, as alleged in the Company’s cross-complaint in the Data Centered case, that the claims are based on a fraudulently altered document that included a warranty clause that was not part of the parties’ contract. On February 9, 2004, plaintiffs in the Edwards case voluntarily dismissed their compliant without prejudice. On April 7, 2004, plaintiffs in the Chaykowsky case voluntarily dismissed their complaint without prejudice and on April 15, 2004, plaintiffs in the Pensiero case voluntarily dismissed their compliant without prejudice.

On December 12, 2003, a putative derivative complaint captioned Reichert v. Sheridan, et al., No. 01-03-CV-010947, was filed in California Superior Court, Santa Clara County. The Complaint sought unspecified damages and equitable relief based on causes of action against various of the Company’s present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. The Company was named solely as a nominal defendant against whom no monetary recovery is sought. This complaint appeared to be based upon the same factual allegations contained in the Data Centered case that the Company had denied and disputed as set forth in the Company’s cross-complaint in that case. On April 23, 2004, plaintiffs voluntarily dismissed their complaint without prejudice.

Additionally, the Company is party to routine litigation incident to its business. The Company believes that none of these legal proceedings will have a material adverse effect on its consolidated financial statements take as a whole or its results of operations, financial position and cash flows.

9. PURCHASED INTANGIBLES

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company will annually analyze the carrying value of goodwill and will adjust the carrying value if the assets’ value has been impaired. In addition, the Company will periodically evaluate if there are any events or indicator circumstances that would require an impairment assessment of the carrying value of the goodwill between each annual impairment assessment. For the three months ended March 31, 2004, no indicators of goodwill impairment were identified. The Company has elected to perform its annual impairment analysis during the fourth quarter of each year.

The gross carrying amounts and accumulated amortization of intangible assets are as follows (in thousands):

	Amortization Period	Gross Carrying Amount	December 31, 2003	Net	Gross Carrying Amount	March 31, 2004	Net
			Accumulated Amortization			Accumulated Amortization
Purchased technology	52–72 months	$26,970	$(14,024)	$12,946	$26,970	$(15,159)	$11,811
Non-compete agreements	36 months	7,019	(7,016)	3	7,019	(7,019)	—
Customer base	36–72 months	18,140	(9,842)	8,298	18,140	(10,645)	7,495
Other	2–52 months	400	(350)	50	400	(356)	44

Total intangibles		$52,529	$(31,232)	$21,297	$52,529	$(33,179)	$19,350

Estimated future amortization expense to be included in cost of revenue is as follows (in thousands):

Fiscal Year
2004 (second, third and fourth quarter)	$3,408
2005	4,543
2006	3,860

Total	$11,811

Estimated future amortization expense to be included in operating expense is as follows (in thousands):

Fiscal Year
2004 (second, third and fourth quarter)	$2,276
2005	2,813
2006	2,450

Total	$7,539

10. INCOME TAXES

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

As of June 30, 2003, the Company had a full valuation allowance against its net deferred tax assets because the Company determined that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future due to historical operating losses.

11. RECENT ACCOUNTING PRONOUNCEMENTS

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

This Form 10-Q contains forward-looking statements which relate to future events or our future financial performance. In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. In addition, forward-looking statements in this document include, but are not limited to, those regarding: revenue from, and our ability to reach, the access security market ;using dedicated resources to develop and market new products, reduction in channel conflict; our ability to provide support sufficient to allow our channel partners and distributors to create and fulfill demand for our products; our ability to generate additional revenue through additional value added service offerings and software licenses; our ability to grow international sales to match the rate of penetration of our products in the domestic market; our ability to reduce selling and marketing expenses as a percentage of revenue; our ability to achieve increased renewal rates for our service offerings; the rate of growth of spending in information technology; our ability to penetrate designated vertical markets through dedicated marketing and sales efforts; research and development expenses; development of our new generation of products and subscription services; sales and marketing expenses; general and administrative expenses; completion of the restructuring announced in the second quarter of 2003 and expected future charges in connection therewith; and belief that existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months. These statements are only predictions, and they are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth herein under the heading “Risk Factors” and also under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission. References to “we,” “our,” and “us” refer to SonicWALL, Inc. and its subsidiaries.

Overview

SonicWALL provides security, productivity and mobility solutions for businesses of all sizes. Our access security products are typically deployed at the edges of smaller local area networks. These networks are often aggregated into broader distributed deployments to support companies that do business in multiple physical locations, interconnect their networks with trading partners, or support a mobile or remote workforce. Our products are sold in over 50 countries worldwide.

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

With current suggested retail prices ranging from $445 to $15,995, we seek to provide our channel and customers with differentiated solutions that are innovative, easy to use, reliable, and provide good value. To support this commitment, we dedicate significant resources to developing new products and marketing our products to our channels and end-user customers.

Key Success Factors of our business

We believe that there are several key success factors of our business, and that we create value in our business by focusing on execution in these areas.

Channel

We bring our products to market through distributors and resellers, who we believe provide a valuable service in assisting end-users in the design, implementation and service of our security, productivity and mobility applications. We support our distribution and channel partners with sales, marketing and technical support to help them create and fulfill demand for our offerings. With this business model, we reduce the potential for conflict with our channel by strongly favoring fulfillment through distributors and resellers. We are also focused on helping our channel partners succeed with our products by concentrating on cost efficiencies in the distribution channel, comprehensive reseller training and certification, and support for our channel’s sales activities.

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

Distributed Architecture

Our security solutions are based on a distributed architecture, which allows our offerings to be deployed and managed at the most efficient location in the network. Specifically, we can provide protection at the gateway and/or at the client level, we can provide enforced protection at the client level, and we can monitor report on network activity with our back-end capabilities. Thus, we are providing our customers and their service providers with mechanisms to enforce the networking and security policies they have defined for their business. We also use the flexibility of this architecture to allow us to enable new functionality in already-deployed platforms through the provisioning of an electronic key, which may be distributed through the Internet. This ability provides benefits to both us and our end-users, since there is no need to modify, physically adjust, or replace devices, which might create a significant burden on the company, channel partner or end-user in cases where there are a large number of products installed or where the platforms are distributed over a broad area.

End User Acceptance

The company began offering integrated security appliances in 1997, and since that time we have shipped over 490,000 revenue units. We are typically among the top 3 suppliers within the market that we participate in as measured in units by Infonetics research. Our experience in serving a broad market and installed base provides us with opportunities to become leaders in the areas of ease-of-use and reduced total cost of ownership. Additionally, our demonstrated end-user acceptance provides our current and prospective channel partners with an increased level of comfort when deciding to offer our products to their customers.

Integrated Design

Our platforms utilize a highly integrated design in order to improve ease-of-use, lower acquisition and operational costs for our customers, and enhance performance. Each of our products ships with multiple Ethernet network connections. Various models also integrate 802.11 wireless access points, V.90 analog modems, and ISDN terminal adapters to support different connection alternatives. Every appliance also ships with pre-loaded firmware to provide for rapid out-of-the-box set up and easy installation. Each of these task can be managed through a simple web-browser session. In keeping with our philosophy of integrated design, every product can also support additional functionality beyond basic Firewall and Virtual Private Networking. Features such as Content Filtering, Anti-Virus Enforcement, and other capabilities are also supported within our appliance.

Our Opportunities, Challenges and Risks

International Growth

Currently 68% of our revenues are derived from sales in the Americas. We believe that our percentage of sales from international territories does not represent the same degree of penetration of those markets as we have achieved domestically. We believe that a significant opportunity exists to grow our revenues by increasing the international penetration rate to match the current domestic penetration rate.

If we fail to achieve our goal of greater international sales, we may be at a disadvantage to competitors who are able to amortize their product investments over a larger available market.

License and Services Revenues

We believe that the software and services component of our revenue has several characteristics that are positive for our business as a whole: the license and services revenues are associated with a higher gross margin than our product revenues; the services component of the revenues is recognized ratably over the services period, and thus provides in aggregate a more predictable revenue stream than product revenues, which are generally recognized at the time of the sale; and to the extent that we are able to achieve good renewal rates, we have the opportunity to lower our selling and marketing expenses attributable to that segment. If we are successful in selling licenses and services to both our installed base and in conjunction with our new product sales, we will be able to leverage incremental revenue out of each product transaction. However, should we not achieve reasonable rates of selling associated services to our installed base or as part of new product sales, or witness lower service renewal rates, we risk having our revenues concentrated in more unpredictable and lower gross margin product and license sales.

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

Critical Accounting Policies and Critical Accounting Estimates

For a discussion of our critical accounting policies and critical accounting estimates see Item 7 “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” in the Company’s Annual Report on Form 10-K filed for the year ending December 31, 2003.

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

On October 25, 2001, we acquired substantially all of the assets and certain liabilities of RedCreek Communications, Inc. (“RedCreek”) in a transaction accounted for as a purchase. RedCreek developed and sold standards-based Internet security products for corporate data communications networks that enable the secure transmission of data between offices over the Internet. The total purchase price was $15.3 million including $545,000 in closing costs. At the closing of the acquisition, we paid $12.5 million in cash, assumed certain current accounts payable and other liabilities of RedCreek, and forgave repayment of bridge loan amounts payable by RedCreek to us that were used by RedCreek to fund its operating expense from the date the purchase agreement was signed until the closing of the acquisition. We also assumed RedCreek’s 2001 stock option plan and 206,500 options valued at approximately $2.2 million issued thereunder. In the event RedCreek products achieve certain quarterly sales targets during 2001 to 2003, we are obligated to pay additional purchase consideration of up to $4.5 million in cash, which payments would be recorded, if and when payable, as adjustments to goodwill. As of March 31, 2004, no additional payments have been earned.

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

Results of Operations

The following table sets forth certain consolidated financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended March 31,
	2003	2004
Revenue:
Product	70.2%	71.4%
License and service	29.8	28.6

Total revenue	100.0	100.0

Cost of revenue:
Product	29.3	25.5
License and service	7.2	4.7
Amortization of purchased technology	5.6	3.6

Total cost of revenue	42.1	33.8

Gross margin	57.9	66.2

Operating expenses:
Research and development	22.3	18.8
Sales and marketing	49.5	35.4
General and administrative	12.5	11.8
Amortization of purchased intangibles	6.9	2.5
Restructuring charges	0.8	—
Stock-based compensation	0.7	0.5

Total operating expenses	92.7	69.0

Loss from operations	(34.8)	(2.8)
Interest income and other expense, net	6.4	2.6

Loss before income taxes	(28.4)	(0.2)
Benefit from (provision for) income taxes	9.4	(0.3)

Net loss	(19.0)%	(0.5)%

Revenue

Product Revenue

	Three months ended March 31, (in thousands, except percentage data)		% change 2003 to 2004
	2003	2004
Product	$14,251	$22,718	59%
Percentage of total revenue	70%	71%
License and service	6,055	9,117	51%
Percentage of total revenue	30%	29%

Total revenue	$20,306	$31,835	57%

The increase in product revenues was across all geographies, and across both our slim-line and PRO product lines. The increase was due to an increase in the volume of units shipped and increased average selling prices. We shipped approximately 39,000 total units in the three months ended March 31, 2004 compared to 24,000 units in the three months ended March 31, 2003. Our overall average selling price per unit was approximately $576 in the three months ended March 31, 2004 compared to approximately $512 in the three months ended March 31, 2003. In the fourth quarter of 2003 we introduced the TZ 170 as part of our slim-line product offering which provides a feature rich total security platform combining ease of use with the flexibility to meet the changing needs of small and medium-sized networks. In first quarter of 2004 and the third quarter of 2003 we introduced new PRO series appliances designed to be a part of a complete, integrated security and productivity solution, powered by our new SonicOS operating system. The increase in revenue was partially offset by a decrease in our SSL product line. This decrease was due to lower than anticipated demand for the SSL product combined with lower revenues from our OEM customers as compared to same quarter of the prior year. We believe increased demand for our products was due to accelerated spending levels in the IT sector as well as increased acceptance of our products. In addition, our average selling price increased across both our slim-line and PRO product lines after the introduction of the new products. We believe the increased acceptance of our products in the market place is due to the value of the functionality that our products offer relative to their price range.

Our access security products, including our slim-line and PRO product lines, represented approximately 96% of product revenues in the three months ended March 31, 2004 compared to 94% of product revenues in the three months ended March 31, 2003. Our transaction security and large network access security products, including our SSL product line and VPN products acquired from RedCreek, represented less than 4% of product revenues in the three months ended March 31, 2004 compared to approximately 6% of product revenues in the three months ended March 31, 2003.

License and Service Revenue

License and service revenue is comprised primarily of licenses and services such as node upgrades, anti-virus protection, and content filtering services that are sold into the installed base of access security appliances. In addition, we generate license and service revenues from extended service contracts, licensing of our Global Management software, licensing of our firewall software, and professional services related to training, consulting and engineering services. The increase in license and service revenue was due to higher sales of subscription services and service contracts which were primarily due to the increase in our installed base combined with increased marketing efforts geared toward generating renewal contracts.

We expect the market opportunity for our subscription products (in particular our anti-virus and content filtering services) sold to our installed base to increase as our installed base grows. We are dedicating increased sales and marketing resources to sell into our installed base, and we are also focusing resources on marketing renewals for existing subscriptions. In the first quarter of 2004, revenues from our two primary subscription products, content filtering and anti-virus protection, increased to $2.7 million from $2.3 million in the first quarter of 2003. In the first quarter of 2004, revenue from service contracts increased to approximately $3.3 million from approximately $1.7 million in the first quarter of 2003. The increase in license and service revenue was primarily due to the increase in our installed base combined with increased sales and marketing efforts geared toward generating renewal contracts.

Channel data

Our SonicWALL products are sold primarily through distributors who then resell our products to resellers and selected retail outlets. These resellers and retail outlets then sell our products to end-users. Two of our distributors, Ingram Micro and Tech Data, both of which are global computer equipment and accessory distributors, combined account for approximately 34% and 43% of our revenue in the three months ended March 31, 2004 and 2003, respectively. In the three months ended March 31, 2004, sales through Ingram Micro and Tech Data accounted for 14% and 20% of our revenue, respectively. In the three months ended March 31, 2003, sales to Ingram Micro and Tech Data accounted for 35% and 8% of our revenue, respectively. Distribution channels accounted for approximately 97% and 93% of total revenues in the three months ended March 31, 2004 and 2003, respectively.

In addition to our distribution channels, we also sell our products to OEMs who sell our technologies under their brand names. Our OEM revenues decreased to $992,000 in the three months ended March 31, 2004 from $1.4 million in the three months ended March 31, 2003, which primarily related to lower sales of our appliances to our OEM partners.

Geographic revenue data

	Three months ended March 31, (in thousands, except percentage data)		% change 2003 to 2004
	2003	2004
Americas	$13,111	$21,568	65%
Percentage of total revenues	65%	68%
EMEA	5,369	6,768	26%
Percentage of total revenues	26%	21%
APAC	1,826	3,499	92%
Percentage of total revenues	9%	11%

Total revenues	$20,306	$31,835

The increase in revenues in the Americas was primarily due to modest improvements in the economy which has resulted in accelerated IT spending. We believe the increase in revenues in EMEA and APAC was primarily due to our efforts in strengthening relationships with our channel partners combined with increased marketing activities in the regions.

Cost of Revenue

	Three months ended March 31, (in thousands, except percentage data)		% change 2003 to 2004
	2003	2004
Product	$5,963	$8,120	36%
Gross margin	58%	64%
License and service	1,458	1,505	3%
Gross margin	76%	83%
Amortization of purchased technology	1,136	1,136	0%

Total cost of revenue	$8,557	$10,761

Note	– Effect of amortization of purchased technology has been excluded from product and license and service gross margin discussions below.

Product; gross margin

Cost of product revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers, amortization of purchased technology related to our acquisitions of

Phobos and Redcreek, and related overhead costs associated with our manufacturing operations personnel. Additionally, warranty costs and inventory provisions or write-downs are included in cost of product revenue. Cost of product revenue increased primarily as a result of increased overall shipments. We shipped approximately 39,000 total units in the three months ended March 31, 2004 compared to 24,000 units in the three months ended March 31, 2003, which resulted in an overall average selling price per unit of approximately $576 in the three months ended March 31, 2004 compared to approximately $512 in the three months ended March 31, 2003.

Gross margin from product sales increased to $14.6 million, or 64% of product revenue, in the three months ended March 31, 2004 from $8.3 million, or 58% of product revenue, in the three months ended March 31, 2003. The increase in product gross margin is primarily attributable to higher average selling prices. Our average selling prices increased as a result of increased sales of our new product offering which generate higher gross margins. In addition, gross margin in the quarter ended March 31, 2003 was impacted by the write downs of inventory related to products made obsolete. We expect gross margins to remain under pressure due primarily to continued price competition. However, we expect these effects to be moderated by continued operational efficiencies, management of our cost structure and an improving macroeconomic outlook.

License and service; gross margin

Cost of license and service revenue includes all costs associated with the production and delivery of our license and service products, including cost of packaging materials and related costs paid to contract manufacturers, technical support costs related to our service contracts, royalty costs related to certain subscription products, and personnel costs related to the delivery of training, consulting, and professional services. Cost of license and service revenue increased in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This increase was due primarily to technical support costs to support our increased service contract offerings combined with the increased installed base. To deliver services under these contracts, we outsourced a significant portion of our technical support function to third party service providers. In addition, we opened an additional support center during the fourth quarter of 2003. Gross margin from license and service sales increased to $7.6 million, or 83% of license and service revenues, in the three months ended March 31, 2004 from $4.6 million, or 76% of license and service revenues in the three months ended March 31, 2003. The increase in the gross margin percentage related primarily to increased sales of our licensed products, which generate higher gross margins. The increase in gross margin in absolute dollars related to increased sales of our licenses and subscription services due to increased installed base and increased marketing efforts.

Amortization of purchased technology.

	Three months ended March 31, (in thousands, except percentage data)		% change 2003 to 2004
	2003	2004
Expenses	$1,136	$1,136	0%
Percentage of total revenue	6%	4%

Amortization of purchased technology represents the amortization of existing technology acquired in our business combinations accounted for using the purchase method. Purchased technology is being amortized over the estimated useful lives of four to six years. Amortization for both periods ended March 31, 2004 and March 31, 2003 primarily consisted of $1.1 million and $43,000 relating to the amortization of purchased intangibles associated with the acquisitions of Phobos and RedCreek, respectively.

Future amortization to be included in cost of revenue based on current balance of purchased technology absent any additional investment is as follows (in thousands):

Fiscal Year
Remaining nine months of 2004	$3,408
2005	4,543
2006	3,860

Total	$11,811

Our gross margin has been and will continue to be affected by a variety of factors, including competition; the mix and average selling prices of products; new product introductions and enhancements; fluctuations in manufacturing volumes and the cost of components and manufacturing labor.

Operating Expenses

Research and Development.

	Three months ended March 31, (in thousands, except percentage data)		% change 2003 to 2004
	2003	2004
Expenses	$4,525	$5,990	32%
Percentage of total revenue	22%	19%

Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products. The increase in absolute dollars was primarily as a result of increased personnel costs due to overall increase in headcount whereby salaries and related benefits increased by approximately $1.3 million. In particular this increase during the three-month period ended March 31, 2004, was related to the development of new products and subscription services.

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

Sales and Marketing.

	Three months ended March 31, (in thousands, except percentage data)		% change 2003 to 2004
	2003	2004
Expenses	$10,046	$11,258	12%
Percentage of total revenue	50%	35%

Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, costs related to customer support, travel, tradeshows, promotional and advertising costs, and related facilities costs. The increase in sales and marketing expenses is due to our expansion of international markets including increases in headcount, primarily in the areas of senior sales and marketing personnel. In addition, we increased our marketing activities including advertising costs. Together these increases represented approximately $600,000. The decrease in the sales and marketing expense as a percentage of revenue from the first quarter of 2003 to the first quarter of 2004 is due to the increase in revenues and realignment of resources. We expect to direct our sales and marketing expenses toward the expansion of domestic and international markets, introduction of new products and establishment and expansion of new distribution channels.

General and Administrative.

	Three months ended March 31, (in thousands, except percentage data)		% change 2003 to 2004
	2003	2004
Expenses	$2,534	$3,749	48%
Percentage of total revenue	13%	12%

We incurred increased legal expenses of approximately $325,000 in connection with the defense of the securities class actions and shareholder derivative suit as more fully described in the section entitled “Legal Proceedings.” In addition our costs related to corporate governance, insurance costs, and investor relations costs increased by approximately $140,000. We also incurred increased compensation and related benefits costs of approximately $475,000 related to hiring of executive personnel.

Amortization of purchased intangible assets.

	Three months ended March 31, (in thousands, except percentage data)		% change 2003 to 2004
	2003	2004
Expenses	$1,405	$812	(42)%
Percentage of total revenue	7%	3%

Amortization of purchased intangibles represents the amortization of assets arising from contractual or other legal rights acquired in business combinations accounted for as a purchase except for amortization of existing technology which is included in cost of revenue. Purchased intangible assets are being amortized over their estimated useful lives of three to six years. The primary reason for the reduction in amortization expense in the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was that certain intangibles from the Phobos acquisition reached the end of their useful life. Amortization for the three months ended March 31, 2004 primarily consisted of $698,000, $6,000, and $26,000 relating to the amortization of purchased intangibles associated with the acquisitions of Phobos, RedCreek, and Ignyte, respectively. Amortization for the three months ended March 31, 2003 primarily consisted of $1.3 million, $6,000, and $38,000 associated with the acquisitions of Phobos, RedCreek, and Ignyte, respectively.

Future amortization to be included in operating expense based on current balance of purchased intangibles absent any additional investment is as follows (in thousands):

Fiscal Year
Remaining nine months of 2004	$2,276
2005	2,813
2006	2,450

Total	$7,539

Restructuring Charges.

As discussed in the Notes to our Condensed Consolidated Financial Statements, we have implemented two restructuring plans – one initiated in the second quarter of 2002 and the second initiated in the second quarter of 2003. Our restructuring plans are designed to realign and reduce our cost structure and integrate certain company functions. The execution of the 2003 restructuring plan was significantly completed as of the second quarter of 2003. We recognized a restructuring charge related to the 2003 plan of approximately $1.5 million during the nine months ended December 31, 2003. During the three months ended March 31, 2004, we recorded additional charges related to the 2003 restructuring plan totaling $13,000, consisting of properties vacated in connection with facilities consolidation. The restructuring plan will result in the elimination of 43 positions worldwide, 40 of which were eliminated as of March 31, 2004. The overall result of the reduction in workforce will be less than the total positions eliminated, as we made investments in personnel in research and development and in our sales and marketing organization. In addition, the restructuring plan resulted in vacating four facilities.

The execution of the 2002 restructuring plan was completed as of the second quarter of 2002, however, during the year ended December 31, 2003 we recorded additional restructuring charges totaling $354,000, consisting of $379,000 related to properties vacated in connection with facilities consolidation, offset by $25,000 reversal for severance accrual for an employee who has remained with the us. The additional facilities charges resulted from revisions of our estimates of future sublease income due to the further deterioration of real estate market conditions. We may adjust our restructuring related estimates in the future, if necessary. We did not incur any additional restructuring charges related to the 2002 plan in the three months ended March 31, 2004.

Stock-based Compensation.

	Three months ended March 31, (in thousands, except percentage data)		% change 2003 to 2004
	2003	2004
Expenses	$143	$147	3%
Percentage of total revenue	1%	1%

Stock-based compensation was $147,000 and $143,000 for the three months ended March 31, 2004 and 2003, respectively. Amounts in the three month period ended March 31, 2004 relate to a modification of a stock option grant which is subject to variable accounting treatment, resulting in expense or contra-expense recognition each period, using the cumulative expense method. Amounts in the three month period ended March 31, 2003 relate primarily to the recognition of stock compensation of unvested options assumed in the Phobos and RedCreek acquisitions.

Interest Income and Other Expense, Net.

Interest income and other expense, net consists primarily of interest income on our cash, cash equivalents and short-term investments, and was $835,000 for the three months ended March 31, 2004 compared to $1.3 million in the three months ended March 31, 2003. The fluctuations in the short-term interest rates directly influence the interest income recognized by us. Interest rates for the three months ended March 31, 2004 decreased over the corresponding periods of the prior fiscal year, resulting in lower interest income.

Benefit from (Provision for) Income Taxes.

The provision for income taxes in the three months ended March 31, 2004 was $99,000 as compared to a benefit of $1.9 million in the three months ended March 31, 2003. The amounts in the three months ended March 31, 2004 was related to income tax provision for income in foreign jurisdictions. As of March 31, 2004, we have a full valuation allowance against our deferred tax assets because we determined that it is more likely than not that all deferred tax assets may not be realized in the foreseeable future due to historical operating losses. The net operating loss and research and development tax credit carryovers that make up the vast majority of the deferred tax assets will expire at various dates through the year 2023. Going forward, we will assess the continued need for the valuation allowance. After we have demonstrated profitability for a period of time and begin utilizing a significant portion of the deferred tax assets, we may reverse the valuation allowance, likely resulting in a significant benefit to the statement of operations in some future period. At this time, we cannot reasonably estimate when this reversal might occur, if at all.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2004, our cash, cash equivalents and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, increased by $11.5 million to $255 million as compared to an increase of $2.1 million to $235 million for the three month period ended March 31, 2003. Our working capital increased for the three months ended March 31, 2004 by $12.9 million to $232.6 million as compared to a decrease of $1.6 million to $232.2 million for the three months ended March 31, 2003.

Operating Activities

For the three months ended March 31, 2004, cash generated from operating activities totaled $1.4 million compared to $2.4 million in the same period of the prior year. For the three-month period ended March 31, 2004, cash provided by operating activities was the result of net loss adjusted by non-cash items, increases in deferred revenue offset by increases in accounts receivables, inventory, and prepaid expenses and decreases in accounts payable. Deferred revenues increased due to increased sales of subscription-based revenue. Accounts receivable increased due to linearity of shipments combined with increase in revenues. For the three month period ended March 31, 2003, cash provided by operating activities was the result of collection of accounts receivables and increases in accounts payable which was offset by payments of accrued liabilities, increases of prepaid expenses and net loss adjusted by non-cash items.

Investing Activities

For the three months ended March 31, 2004, we generated cash from investing activities totaling $28.2 million, principally as a result of the net sale and maturity of $28.9 million of short-term investments offset by $640,000 used to purchase property and equipment. Net cash provided by investing activities for the three months ended March 31, 2003 was $11.6 million, principally as a result of the net sale of $12.5 million of short-term investments offset by $831,000 used to purchase property and equipment.

Financing Activities

Financing activities provided $10.7 million and $662,000 for the three months ended March 31, 2004 and 2003, respectively. The increase in cash provided by financing activities relates to an increase in sales of common stock, due to an increase in quantity of stock options exercised for the three months ended March 31, 2004, compared to the three months ended March 31, 2003.

Financial Position

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

We do not have any other debt, long-term obligations or long-term capital commitments. See Note 10 to the December 31, 2003 Consolidated Financial Statements filed on Form 10-K for information regarding our operating leases. As of December 31, 2003, our aggregate future minimum lease commitments through 2006 totaled $3.5 million.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have any debt, long-term obligations or long-term capital commitments. The following summarizes our principal contractual commitments as of March 31, 2004 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than one year	1 to 3 years	3 to 5 years
Operating lease obligations	$2,660	$2,047	$613	$—
Non-Cancelable Purchase obligations	$10,271	$10,271	$—	$—

We outsource our manufacturing function to one third-party contract manufacturer. At March 31, 2004, we had purchase obligations to this vendor totaling approximately $15.9 million. Of this amount $7.1 million cannot be cancelled. We are contingently liable for any inventory owned by the contract manufacturer that becomes excess and obsolete. As of March 31, 2004, we had accrued $124,000 for excess and obsolete inventory held by our contract manufacturer. We are contingently liable for any inventory related to the non-cancelable purchase obligations in the event that the inventory becomes excess and obsolete. Our non-cancelable purchase obligations occur in the normal course of business as we enter into contractual commitments to purchase materials, components, and services from suppliers.

RECENT ACCOUNTING PRONOUNCEMENTS

The information contained in Note 11 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Part 1, Item 1 of this Quarterly Report on Form 10-Q is hereby incorporated by references into this Part 1, Item 2.

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

To date, sales to two distributors have accounted for a significant portion of our revenue. For the three month period ended March 31, 2004, approximately 97% of our sales were to distributors and resellers, and sales through Ingram Micro and Tech Data accounted for approximately 14% and 20% of our revenue, respectively. In 2003, approximately 96% of our sales were to distributors and resellers, and sales through Ingram Micro and Tech Data accounted for approximately 23% and 20% of our revenue, respectively. In 2002, approximately 91% of our sales were to distributors and resellers, and sales through Ingram Micro and sales to Tech Data accounted for approximately 21% and 26% of our revenue, respectively. In addition, for the three months ended March 31, 2004, our top 10 customers accounted for 55% of our total revenues. For the year ended December 31, 2003 and 2002, our top 10 customers accounted for 56% or more of total revenues. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. Although we have limited one-year agreements with Ingram Micro and Tech Data and certain other large distributors, these contracts are subject to termination at any time. We cannot assure you that any of these customers will continue to place orders with us, that orders by these customers will continue at the levels of previous periods or that we will be able to obtain large orders from new customers. If any of the foregoing should occur, our revenues will likely decline and our business will be adversely affected. In addition, as of March 31, 2004, Ingram Micro and Tech Data represented $825,000 and $1.6 million, respectively of our accounts receivable balance, constituting 6% and 12%, respectively of our total receivables. As of December 31, 2003, Ingram Micro and Tech Data represented approximately $1.3 million and $1.4 million of our accounts receivable balance, constituting 14% and 15%, of total receivables, respectively. The failure of any of these customers to pay us in a timely manner could adversely affect our balance sheet, our results of operations and our creditworthiness, which could make it more difficult to conduct business.

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

The market for Internet security products is worldwide and highly competitive. Competition in our market has significantly increased over the past year, and we expect competition to further intensify in the future. There are few substantial barriers to entry, and additional competition from existing competitors and new market entrants will likely occur in the future. Current and potential competitors in our markets include, but are not limited to the following, all of which sell worldwide or have a presence in most of the major markets for such products:

•	software vendors such as Check Point, Microsoft and Symantec;

•	network equipment manufacturers such as Cisco, Lucent Technologies, Nortel Networks and Nokia;

•	computer or network component manufacturers such as Intel;

•	security appliance and/or PCI card suppliers such as WatchGuard Technologies and Juniper Networks.

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

International revenue represented 32% of total revenue for the three months ended March 31, 2004, 30% of total revenue in 2003, and 34% of total revenue in 2002. We expect that international revenue will continue to represent a substantial portion of our total revenue in the foreseeable future. Our risks of doing business abroad include our ability to maintain distribution relationships on favorable terms, and if we are unable to do so, revenue may decrease from our international operations. Because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. The weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. We are subject to the risks of conducting business internationally, including potential foreign government regulation of our technology, general geopolitical risks associated with political and economic instability, changes in diplomatic and trade relationships, and foreign countries’ laws affecting the Internet generally.

Delays in deliveries from our component suppliers could cause our revenue to decline and adversely affect our results of operations.

Our products incorporate certain components or technologies that are available from single or limited sources of supply. Specifically, our products rely upon components from companies such as, Motorola, Toshiba, IBM, Intel, Cavium, Brecis, and security ASICs from HiFN and Broadcom and incorporate software products from third-party vendors. We do not have long-term supply arrangements with any vendor, and any disruption in the supply of these products or technologies may adversely affect our ability to obtain necessary components or technology for our products. If this were to happen, our product shipments may be delayed or lost, resulting in a decline in sales and a loss of revenue. In addition, our products utilize components that have in the past been subject to market shortages and price fluctuations. If we experience price increases in our product components, we will experience declines in our gross margin.

We depend on two partners to provide us with the anti-virus and content filtering software, and if they experience delays in product updates or provide us with products of substandard quality, our revenue may decline and our products are services may become obsolete.

We have arrangements with two partners to license their anti-virus and content filtering products. Anti-virus and content filtering revenue accounted for 8%, 6% and 7% of total revenue for the three months ended March 31, 2004, and for the years ended December, 31, 2003 and 2002, respectively. Our partners may fail to provide us with updated products or experience delays in providing us with updated products. In addition, our partners may provide us with products of substandard quality. If this happens, we may be unable to include these anti-virus and content filtering products in the products that we sell to our customers or our products might not contain the most advanced technology. Consequently, our customers may purchase products from one of our competitors, or sales to our customers may be delayed. In such a case, our revenues will be adversely affected.

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

We have entered into arrangements with original equipment manufacturers (“OEMs”) to sell our products, and these OEMs sell our technologies under their brand name. Our OEM revenues represented approximately 3%, 4%, and 9% of total revenues for the three months ended March 31, 2004, and for the years ended December 31, 2003 and 2002, respectively. Some of our OEM partners are also competitors of ours, as those OEM partners have developed their own products that will compete against the products jointly produced by our OEM partners and us. This increased competition could result in decreased sales of our product to our OEM customers, decreased revenues, lower prices and/or reduced gross margins. If any of the foregoing occur, our business may suffer.

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

We are currently a defendant in on-going litigation matters. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of these litigation matters. Failure to prevail in these matters could have a material adverse effect on our consolidated financial position, results of operations, and cash flows in the future.

In addition, the results of litigation are uncertain and the litigation process may utilize a significant portion of our cash resources and divert management’s attention from the day-to-day operations, all of which could harm our business.

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

We have OEM relationships with two primary original equipment manufacturers, 3Com and Cisco. Revenues from OEM relationships have fallen to 3% in the three months ended March 31, 2004 from 4% of total revenue in 2003, and 9% of total revenue in 2002. We have given notice of our election not to continue the OEM relationship with 3Com beyond the June 30, 2004 expiration of the current renewal term. As revenues from OEM relationships decline, revenues from other portions of the business will need to increase in order to grow overall revenue. If we are unable to grow revenues in other areas sufficiently to offset the loss of revenue from the OEM business, our revenue would decline and your investment in our common stock may decline in value.

Potential future acquisitions could be difficult to integrate, disrupt our business, dilute shareholder value and adversely affect our operating results.

Although we did not make any acquisitions during the three months ended March 31, 2004, or in 2003 or 2002, we may make acquisitions or investments in other companies, products or technologies in the future. If we acquire other businesses in the future, we will be required to integrate operations, train, retain and motivate the personnel of these entities as well. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners.

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

Industry consolidation may lead to increased competition and may harm our operating results.

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

Our discussion and analysis of financial condition and results of operations in this report is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to: sales returns and allowances; bad debt; inventory reserves; warranty reserves; restructuring reserves; intangible assets; and deferred taxes.

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

We conduct significant sales and customer support operations in countries outside of the United States. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, political or social unrest or economic instability in a specific country or region; macro economic conditions adversely affecting geographies where we do business, trade protection measures and other regulatory requirements which may affect our ability to import or export our products from various countries; and government spending patterns affected by political considerations; and difficulties in staffing and managing international operations. Any or all of these factors could have a material adverse impact on our revenue, costs, expenses and financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rates risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we classified our short-term investments as available-for-sale. Consequently, investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. As of March 31, 2004, our cash, cash equivalents and short-term investments included money-markets securities, corporate bonds, municipal bonds and commercial paper which are subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates changes prior to maturity.

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

The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted average interest rates as of March 31, 2004:

	Maturing In
	Less than one year	More than one year	Total
	(in thousands, except percentage data)
Short-term investments	$9,236	$174,932	$184,168
Weighted average interest rate	1.51%	1.23%

Foreign currency risk

We consider our exposure to foreign currency exchange rate fluctuations to be minimal. We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars. For the three months ended March 31, 2004, we earned approximately 32% of our revenue from international markets, which in the future may be denominated in various currencies. As a result, in the future our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. In addition, because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future. In addition, we have minimal cash balances denominated in foreign currencies. We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.

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

On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against us, three of our officers and directors, and certain of the underwriters in our initial public offering in November 1999 and our follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in our public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss our claims. A proposal has been made for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in our financial statements as of March 31, 2004.

In September 2003, Data Centered filed a complaint against the Company in California Superior Court, Santa Clara County seeking compensatory and punitive damages, Data Centered LLC v. SonicWall, Inc., No. 103-CV-000060. The Company entered into a transaction with Data Centered for a technology license for, and the sale of load-balancing products for $522,500. The Company had acquired the load-balancing technology and products during its acquisition of Phobos Corporation. Former Phobos personnel operate Data Centered. Data Centered now alleges that the load-balancing products purchased by Data Centered were defective and did not comply with a purported warranty on the products. The Company has answered with a general denial of these allegations. The Company also has filed a cross-complaint alleging, among other things, that Data Centered’s claims are based on a fraudulently altered document that included a warranty clause that was not part of the parties’ contract; the actual contract between the parties contained a warranty disclaimer. No trial date has been set. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in our financial statements as of March 31, 2004.

Between December 9, 2003 and December 15, 2003, three virtually identical putative class actions were filed in federal court against the Company and certain of its current and former officers and directors, on behalf of purchasers of the Company’s common stock between October 17, 2000 and April 3, 2002, inclusive. Edwards v. SonicWALL, Inc., et al., No. C-03-5537 SBA (N.D. Cal.) (“Edwards”) . Chaykowsky v. SonicWALL, Inc., et al., No. C-04-0202 MJJ (N.D. Cal.) (“Chaykowsky”). Pensiero DPM Inc. v. SonicWALL, Inc., et al., No. C-03-5633 JSW (N.D. Cal.) (“Pensiero”). The complaints sought unspecified damages and generally alleged that the Company’s financial statements were false and misleading in violation of federal securities laws because the financial statements included revenue recorded on the sale of load-balancing products that were defective and did not comply with a purported warranty. These complaints appeared to have been based on the same factual allegations as the Data Centered case. The Company believed that these claims were without merit for numerous reasons, including, as alleged in the Company’s cross-complaint in the Data Centered case, that the claims are based on a fraudulently altered document that included a warranty clause that was not part of the parties’ contract. On February 9, 2004, plaintiffs in the Edwards case voluntarily dismissed their compliant without prejudice. On April 7, 2004, plaintiffs in the Chaykowsky case voluntarily dismissed their complaint without prejudice and on April 15, 2004, plaintiffs in the Pensiero case voluntarily dismissed their compliant without prejudice.

On December 12, 2003, a putative derivative complaint captioned Reichert v. Sheridan, et al., No. 01-03-CV-010947, was filed in California Superior Court, Santa Clara County. The Complaint sought unspecified damages and equitable relief based on causes of action against various of the Company’s present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. The Company was named solely as a nominal defendant against whom no monetary recovery is sought. This complaint appeared to be based upon the same factual allegations contained in the Data Centered case that the Company had denied and disputed as set forth in the Company’s cross-complaint in that case. On April 23, 2004, plaintiffs voluntarily dismissed their complaint without prejudice.

We are party to routine litigation incident to our business. We believe that none of these legal proceedings will have a material adverse effect on our consolidated financial statements take as a whole or our results of operations, financial position and cash flows.

ITEM 2.	CHANGES IN SECURITIES AND ISSUES PURCHASES OF EQUITY SECURITIES

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

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

(b) REPORTS ON FORM 8-K

A current report on Form 8-K was furnished with the Securities and Exchange Commission by SonicWALL on January 29, 2004 under Item 12 (Results of Operations and Financial Condition) to announce its financial results for the fiscal quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California.

SONICWALL, INC.

By:	/s/ KATHLEEN M. FISHER

Kathleen M. Fisher Chief Financial Officer (Principal Financial Officer and Authorized Signer)

Dated: May 10, 2004

INDEX TO EXHIBITS

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.