Form 10-Q
period 2004-06-30
SONICWALL INC
filed 2004-08-09
CIK 1093885

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at June 30, 2004
Common Stock, no par value	71,158,438 Shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SONICWALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2003	June 30, 2004
	(1)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$30,467	$20,432
Short-term investments	213,010	233,666
Accounts receivable, net	9,164	17,647
Inventories	1,955	3,435
Prepaid expenses and other current assets	2,589	2,553

Total current assets	257,185	277,733
Property and equipment, net	4,903	4,919
Goodwill	97,953	97,953
Purchased intangibles and other assets, net	21,680	17,844

	$381,721	$398,449

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,376	$7,228
Accrued restructuring	1,251	879
Accrued payroll and related benefits	4,988	6,671
Other accrued liabilities	3,830	4,054
Deferred revenue	19,180	24,878
Income taxes payable	827	764

Total current liabilities	37,452	44,474

Commitments and contingencies (see note 8)
Shareholders’ Equity:
Common stock	468,905	480,007
Accumulated other comprehensive loss	(38)	(547)
Accumulated deficit	(124,598)	(125,485)

Total shareholders’ equity	344,269	353,975

	$381,721	$398,449

(1)	Amounts as of December 31, 2003 have been derived from the audited financial statements as of the same date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenue:
Product	$14,500	$22,609	$28,751	$45,327
License and service	6,901	9,805	12,956	18,922

Total revenue	21,401	32,414	41,707	64,249

Cost of revenue:
Product, excluding amortization of stock-based compensation of $2, $0, $5 and $0, respectively	7,344	7,984	13,181	16,104
License and service	1,371	1,597	2,955	3,102
Amortization of purchased technology	1,136	1,136	2,272	2,272

Total cost of revenue	9,851	10,717	18,408	21,478

Gross margin	11,550	21,697	23,299	42,771

Operating expenses:
Research and development, excluding amortization of stock-based compensation of $10, $33, $52 and $180, respectively	4,880	6,118	9,405	12,108
Sales and marketing, excluding amortization of stock-based compensation of $237, $0, $365 and $0, respectively	10,089	12,511	20,135	23,769
General and administrative, excluding amortization (recovery) of stock-based compensation of $2, $0, ($28) and $0, respectively	2,874	3,560	5,408	7,309
Amortization of purchased intangibles	1,405	787	2,810	1,599
Restructuring charges	1,104	115	1,266	128
Amortization of stock-based compensation	251	33	394	180

Total operating expenses	20,603	23,124	39,418	45,093

Loss from operations	(9,053)	(1,427)	(16,119)	(2,322)
Interest income and other expense, net	1,032	785	2,325	1,620

Loss before income taxes	(8,021)	(642)	(13,794)	(702)
Benefit from (provision for) income taxes	(73)	(86)	1,827	(185)

Net loss	$(8,094)	$(728)	$(11,967)	$(887)

Net loss per share:
Basic and diluted	$(0.12)	$(0.01)	$(0.18)	$(0.01)

Shares used in computing net loss per share:
Basic and diluted	67,658	71,134	67,608	70,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(11,967)	$(887)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,868	5,698
Recovery of doubtful accounts	(363)	(91)
Amortization of stock-based compensation	394	180
Non-cash restructuring charges	98	90
Deferred income taxes	(1,960)	—
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	4,909	(8,392)
Inventories	657	(1,480)
Prepaid expenses and other current assets	1,112	36
Other assets	11	(34)
Accounts payable	(1,206)	(148)
Accrued restructuring	386	(462)
Accrued payroll and related benefits	(824)	1,683
Other accrued liabilities	10	225
Deferred revenue	3,640	5,697
Income taxes payable	272	(63)

Net cash provided by operating activities	2,037	2,052

Cash flows from investing activities:
Purchase of property and equipment	(1,529)	(1,844)
Maturity and sale of short-term investments	144,890	118,810
Purchase of short-term investments	(143,773)	(139,975)

Net cash used in investing activities	(412)	(23,009)

Cash flows from financing activities:
Issuance of common stock under employee stock options and purchase plans	681	10,922

Net cash provided by financing activities	681	10,922

Net increase (decrease) in cash and cash equivalents	2,306	(10,035)
Cash and cash equivalents at beginning of period	23,030	30,467

Cash and cash equivalents at end of period	$25,336	$20,432

Supplemental disclosure of non-cash investing and financing activities:
Reversal of deferred stock compensation for terminated employees	$(216)	$—
Unrealized loss on short-term investments, net of taxes	$(101)	$(509)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by SonicWALL, Inc. (the “Company”), are unaudited and reflect all adjustments which are normal, recurring and, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods presented. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Such reclassifications did not change the previously reported revenues, loss from operations, net loss amounts or shareholder’s equity. For example, the Company reclassified certain product management costs from sales and marketing expense to research and development expense to be comparable to current presentation. The condensed consolidated statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2003 as set forth in the Company’s Annual Report on Form 10-K.

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

3. NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands, except per share amounts)
	2003	2004	2003	2004
Numerator:
Net loss	$(8,094)	$(728)	$(11,967)	$(887)
Denominator:
Weighted average common shares outstanding	67,658	71,134	67,608	70,592

Denominator for basic and diluted calculation	67,658	71,134	67,608	70,592

Basic and diluted net loss per share	$(0.12)	$(0.01)	$(0.18)	$(0.01)

Potentially dilutive securities of 10,124,639 and 12,229,979 for the three and six month periods ended June 30, 2003 and 2004, respectively, consisting of options and warrants, were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net loss	$(8,094)	$(728)	$(11,967)	$(887)
Unrealized (loss) on investment securities, net of taxes	(28)	(528)	(101)	(509)

Comprehensive loss	$(8,122)	$(1,256)	$(12,068)	$(1,396)

Accumulated other comprehensive loss, as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized gains and losses on investment securities.

5. INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2003	June 30, 2004
Raw materials	$43	$58
Finished goods	1,912	3,377

	$1,955	$3,435

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

During 2003, the Company recorded additional restructuring charges related to the 2002 restructuring plan totaling $354,000, consisting of $379,000 related to properties vacated in connection with facilities consolidation, offset by $25,000 reversal for severance accrual for an employee who has remained with the Company. The additional facilities charges resulted from revisions to the Company’s estimates of future sublease income due to further deterioration of real estate market conditions. The estimated facility costs were based on the Company’s contractual obligations, net of estimated sublease income, based on current comparable rates for leases in their respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate by approximately $20,000. Future cash outlays are anticipated through December 2005, unless the Company negotiates to exit the leases at an earlier date. During the six months ended June 30, 2004, we recorded additional restructuring charges related to the 2002 plan totaling $56,000 related to properties vacated in connection with facilities consolidation. The following table sets forth an analysis of the components of the 2002 restructuring plan and the payments made against the reserve from January 1, 2004 to June 30, 2004 (in thousands):

	Facility Costs	Total
Reserve balance at December 31, 2003	$978	$978
Cash paid	(397)	(397)
Adjustments	56	56

Reserve balance at June 30, 2004	$637	$637

2003 Restructuring Plan

During the second quarter of 2003, the Company’s management approved and initiated a restructuring plan designed to realign and further reduce its cost structure and integrate certain other Company functions. Accordingly, the Company recognized a restructuring charge related to the 2003 plan of approximately $1.5 million during the nine months ended December 31, 2003. The restructuring charge consisted of $1.1 million for workforce reduction costs across all geographic regions and functions; $242,000 for excess facilities consolidation costs related to lease commitments for space no longer needed to support ongoing operations; and $98,000 for abandonment of certain fixed assets consisting primarily of computer equipment and related software. During the six months ended June 30, 2004, the Company recorded additional restructuring charges related to the 2003 restructuring plan totaling $72,000, consisting of $24,000 related to properties vacated in connection with facilities consolidation and $48,000 related to workforce reductions. The additional facilities charges resulted from revisions of our estimates of future sublease income due to further deterioration of real estate market conditions.

The restructuring plan resulted in the vacating of four facilities. The estimated facility costs were based on the Company’s discounted contractual obligations, net of assumed sublease income, based on current discounted comparable rates for leases in their respective markets. Should facilities operating lease rental rates decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate by approximately $122,000. Future cash outlays are anticipated through December 2006, unless the Company negotiates to exit the leases at an earlier date. The restructuring plan will result in the elimination of approximately 43 positions worldwide, 42 of which were eliminated as of June 30, 2004. The overall result of the reduction in workforce will be less than the total positions eliminated, as the Company made investments in personnel in research and development and in the sales and marketing organization.

The following table sets forth an analysis of the components of the 2003 restructuring plan and the payments made for the plan from January 1, 2004 to June 30, 2004 (in thousands):

	Employee Severance Benefits	Facility Costs	Total
Reserve balance at December 31, 2003	$91	$182	$273
Cash paid	(48)	(55)	(103)
Adjustments	48	24	72

Reserve balance at June 30, 2004	$91	$151	$242

Summary information for combined restructuring plans

The following table sets forth an analysis of the components of both the 2002 and 2003 restructuring plan and the payments made for the plans from January 1, 2004 to June 30, 2004 (in thousands):

	Employee Severance Benefits	Facility Costs	Total
Reserve balance at December 31, 2003	$91	$1,160	$1,251
Cash paid	(48)	(452)	(500)
Adjustments	48	80	128

Reserve balance at June 30, 2004	$91	$788	$879

7. STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, compensation has been recognized using the intrinsic value method prescribed in Accounting Principle Board (APB) opinion No. 25 “Accounting for Stock issued to Employees” (APB No. 25) for the Company’s stock option plan and the purchase rights issued under the ESPP in the accompanying statements of operations. Had compensation cost for the Company’s stock option plan and ESPP been determined based on the fair market value at the grant dates for stock options and purchase rights granted consistent with the provisions of SFAS No. 123, the Company’s net loss would have been changed to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)
	2003	2004	2003	2004
Net loss:
As reported	$(8,094)	$(728)	$(11,967)	$(887)
Expensed stock compensation under intrinsic value, net of related tax effect	251	33	394	180
Stock-based compensation expense that would have been included in the determination of net loss had the fair value method been applied, net of related tax effect	(4,012)	(4,387)	(9,512)	(10,096)

Pro forma net loss	$(11,855)	$(5,082)	$(21,085)	$(10,803)

Net loss per share—basic and diluted:
As reported	$(0.12)	$(0.01)	$(0.18)	$(0.01)

Pro forma	$(0.18)	$(0.07)	$(0.31)	$(0.15)

8. COMMITMENTS AND CONTINGENCIES

The Company’s corporate headquarters and executive offices are located in approximately 86,000 square feet of office space in Sunnyvale, California under a lease that expires in September 2009. The Company also leases approximately 34,000 square feet of office space in Salt Lake City, Utah under a lease that expires in April 2005. Additional sales and support offices are leased worldwide under leases that expire at various dates ranging from 2004 to 2006.

Future minimum lease commitments at June 30, 2004 were as follows (in thousands):

2004 (third and fourth quarter)	$1,023
2005	690
2006	232
2007	129
Thereafter	906

$2,980

Purchase commitments

The Company outsources its manufacturing function to one third party contract manufacturer, and at June 30, 2004 it has purchase obligations to this vendor totaling $14.8 million. Of this amount, $7.0 million cannot be cancelled. The Company is contingently liable for any inventory owned by the contract manufacturer that becomes excess and obsolete. As of June 30, 2004, $145,000 had been accrued for excess and obsolete inventory held by our contract manufacturer. In addition, in the normal course of business the Company had $2.3 million in non-cancelable purchase commitments.

Product warranties

The Company’s standard warranty period for hardware is one to two years and includes repair or replacement obligations for units with product defects. The Company’s software products carry a 90-day warranty and include technical assistance, insignificant bug fixes and feature updates. The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates. If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required. However, the Company concluded that no adjustment to pre-

existing warranty accruals were necessary in the six months ended June 30, 2003 and 2004. A reconciliation of the changes to the Company’s warranty accrual as of June 30, 2003 and June 30, 2004 was as follows:

	Six months Ended June 30, 2003	Six months Ended June 30, 2004
	(in thousands)	(in thousands)
	(Unaudited)	(Unaudited)
Beginning balance	$979	$1,290
Accruals for warranties issued	624	316
Settlements made during the period	(508)	(322)

Ending balance	$1,095	$1,284

Guarantees and Indemnification Agreements

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

The Company’s articles of incorporation limit the liability of directors to the full extent permitted by California law. In addition, the Company’s bylaws provide that the Company will indemnify its directors and officers to the fullest extent permitted by California law, including circumstances in which indemnification is otherwise discretionary under California law. The Company has entered into indemnification agreements with its directors and officers that may require the Company: to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to obtain directors’ and officers’ insurance if available on reasonable terms, which the Company currently has in place. In addition, the Company has entered into employment agreements with certain executives where the Company may be required to pay severance benefits up to 12 months of salary, bonuses and accelerate stock options.

Legal proceedings

On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Company’s claims. A tentative agreement has been reached with plaintiff’s counsel and the insurers for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. Papers formalizing the settlement among the plaintiffs, issuer defendants, including SonicWALL, and insurers were presented to the Court on June 14, 2004. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. On July 14, 2004, underwriter defendants filed with the Court a memorandum in opposition to plaintiff’s motion for preliminary approval of the settlement with defendant issuers and individuals. If the settlement does not occur, and litigation against the Company continues, the Company believes it has a meritorious defense and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in the Company’s financial statements as of June 30, 2004.

In September 2003, Data Centered LLC filed a complaint against the Company in California Superior Court, Santa Clara County seeking compensatory and punitive damages, Data Centered LLC v. SonicWall, Inc., No. 103-CV-000060. The Company entered into a transaction with Data Centered for a technology license for, and the sale of load-balancing products for $522,500. The Company had acquired the load-balancing technology and products during the Company’s acquisition of Phobos Corporation. Former Phobos personnel operate Data Centered. Data Centered now alleges that the load-balancing products purchased by Data Centered were defective and did not comply with a purported warranty on the products. The Company has answered with a general denial of these allegations. The Company has also filed a cross-complaint alleging, among other things, that Data Centered’s claims are based on a fraudulently altered document that included a warranty clause that was not part of the parties’ contract; the actual contract between the parties contained a warranty disclaimer. No trial date has been set. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in the Company’s financial statements as of June 30, 2004.

Between December 9, 2003 and December 15, 2003, three virtually identical putative class actions were filed in federal court against the Company and certain of its current and former officers and directors, on behalf of purchasers of the Company’s common stock between October 17, 2000 and April 3, 2002, inclusive. Edwards v. SonicWALL, Inc., et al., No. C-03-5537 SBA (N.D. Cal.) (“Edwards”); Chaykowsky v. SonicWALL, Inc., et al., No. C-04-0202 MJJ (N.D. Cal.) (“Chaykowsky”); Pensiero DPM Inc. v. SonicWALL, Inc., et al., No. C-03-5633 JSW (N.D. Cal.) (“Pensiero”). The complaints sought unspecified damages and generally alleged that the Company’s financial statements were false and misleading in violation of federal securities laws because the financial statements included revenue recorded on the sale of load-balancing products that were defective and did not comply with a purported warranty. These complaints appeared to have been based on the same factual allegations as the Data Centered case. The Company believes that these claims were without merit for numerous reasons, including, as alleged in the Company’s cross-complaint in the Data Centered case, that the claims are based on a fraudulently altered document that included a warranty clause that was not part of the parties’ contract. On February 9, 2004, plaintiffs in the Edwards case voluntarily dismissed their compliant without prejudice. On April 7, 2004, plaintiffs in the Chaykowsky case voluntarily dismissed their complaint without prejudice and on April 15, 2004, plaintiffs in the Pensiero case voluntarily dismissed their compliant without prejudice.

On December 12, 2003, a putative derivative complaint captioned Reichert v. Sheridan, et al., No. 01-03-CV-010947, was filed in California Superior Court, Santa Clara County. The Complaint sought unspecified damages and equitable relief based on causes of action against various of the Company’s present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. The Company was named solely as a nominal defendant against whom no monetary recovery is sought. This complaint appeared to be based upon the same factual allegations contained in the Data Centered case that the Company has denied and disputed as set forth in the Company’s cross-complaint in that case. On April 23, 2004, plaintiffs voluntarily dismissed their complaint without prejudice.

Additionally, the Company is party to routine litigation incident to its business. The Company believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial statements taken as a whole or its results of operations, financial position and cash flows.

9. PURCHASED INTANGIBLES

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company will annually analyze the carrying value of goodwill and will adjust the carrying value if the assets’ value has been impaired. In addition, the Company will periodically evaluate if there are any events or indicator circumstances that would require an impairment assessment of the carrying value of the goodwill between each annual impairment assessment. For the six months ended June 30, 2004, no indicators of goodwill impairment were identified. The Company has elected to perform its annual impairment analysis during the fourth quarter of each year.

The gross carrying amounts and accumulated amortization of intangible assets are as follows (in thousands):

			December 31, 2003			June 30, 2004
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	52–72 months	$26,970	$(14,024)	$12,946	$26,970	$(16,295)	$10,675
Non-compete agreements	36 months	7,019	(7,016)	3	7,019	(7,019)	—
Customer base	36–72 months	18,140	(9,842)	8,298	18,140	(11,426)	6,714
Other	2–52 months	400	(350)	50	400	(362)	38

Total intangibles		$52,529	$(31,232)	$21,297	$52,529	$(35,102)	$17,427

Estimated future amortization expense to be included in cost of revenue is as follows (in thousands):

Fiscal Year
2004 (third and fourth quarter)	$2,272
2005	4,543
2006	3,860

Total	$10,675

Estimated future amortization expense to be included in operating expense is as follows (in thousands):

Fiscal Year
2004 (third and fourth quarter)	$1,489
2005	2,813
2006	2,450

Total	$6,752

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

Since June 30, 2003, the Company has had a full valuation allowance against its net deferred tax assets because the Company determined that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future due to historical operating losses.

11. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and requires additional disclosures for those investments. The recognition and measurement guidance in EITF No. 03-01 should be applied to other-than-temporary impairments evaluations in reporting periods beginning after June 15, 2004. The disclosure requirements are effective for fiscal years ending after June 15, 2004 and are required only for annual periods. The Company does not believe that the adoption of this standard will have a material impact on its consolidated balance sheet or statement of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements which relate to future events or our future financial performance. In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. In addition, forward-looking statements in this document include, but are not limited to, those regarding: revenue from, and our ability to reach, the access security market ;using dedicated resources to develop and market new products; our ability to maintain and enhance our current product line and develop new products that achieve market acceptance; our ability to maintain technological competitiveness; our ability to meet the expanding range of customer requirements; achieving a, reduction in channel conflict; our ability to provide support sufficient to allow our channel partners and distributors to create and fulfill demand for our products; our ability to generate additional revenue through additional value added service offerings and software licenses; our ability to provide differentiated solutions that are innovative, easy to use, reliable and provide good value; our ability to achieve reasonable rates of selling associated services to our install base or as part of new product sales; our ability to service designated vertical markets; our ability to increase market opportunity for selling subscription services to our installed base; our ability to grow international sales to match the rate of penetration of our products in the domestic market; our ability to meet anticipated demand for new generation products in international markets; our expectation that international markets will contribute 50% of our revenue by the end of 2005; our ability to reduce selling and marketing expenses as a percentage of revenue; our ability to maintain general and administrative expenses stable as a percentage of total revenue; our ability to achieve increased renewal rates for our service offerings; the rate of growth of spending in information technology; our ability to penetrate designated vertical markets through dedicated marketing and sales efforts; research and development expenses; development of our new generation of products and subscription services; sales and marketing expenses; general and administrative expenses; completion of the restructuring announced in the second quarter of 2003 and expected future charges in connection therewith; and belief that existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months. These statements are only predictions, and they are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth herein under the heading “Risk Factors” and also under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission. References to “we,” “our,” and “us” refer to SonicWALL, Inc. and its subsidiaries.

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

We currently outsource our manufacturing primarily to one contract manufacturer, Flash Electronics, under an agreement that provides for an initial term of one (1) year and automatic renewal terms of one (1) year each unless cancelled by either party upon 90 days prior notice by either party. Outsourcing our manufacturing enables us to reduce fixed overhead and personnel costs and to provide flexibility in meeting market demand.

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

Key Success Factors of our Business

We believe that there are several key success factors of our business, and that we create value in our business by focusing on our execution in these areas.

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

Product and Service Platform

Our products serve as a platform for revenue generation for both us and our channel. Each appliance sale can result in additional revenue through the simultaneous or subsequent sale of add-on software licenses, such as our Global Management System, or through the sale of additional value-added services, such as our Content Filtering, Anti-Virus and Intrusion Prevention services. We plan to introduce more service options for our platforms, which will allow us to generate additional revenues from both our installed base of platforms as well as from those services coupled to incremental product sales.

Distributed Architecture

Our security solutions are based on a distributed architecture, which allows our offerings to be deployed and managed at the most efficient location in the network. Specifically, we can provide protection at the gateway and/or at the client level, and enforced protection at the client level, and we can monitor report on network activity with our back-end capabilities. Thus, we are providing our customers and their service providers with mechanisms to enforce the networking and security policies they have defined for their business. We also use the flexibility of this architecture to allow us to enable new functionality in already-deployed platforms through the provisioning of an electronic key, which may be distributed through the Internet. This ability provides benefits to both us and our end-users, since there is no need to modify, physically adjust or replace devices, which might create a significant burden on the company, channel partner or end-user in cases where there are a large number of products installed or where the platforms are distributed over a broad area.

End User Acceptance

We began offering integrated security appliances in 1997, and since that time we have shipped over 530,000 revenue units. We are typically among the top three suppliers within the market that we participate in as measured in units by Infonetics research. Our experience in serving a broad market and installed base provides us with opportunities to become leaders in the areas of ease-of-use and reduced total cost of ownership. Additionally, our demonstrated end-user acceptance provides our current and prospective channel partners with an increased level of comfort when deciding to offer our products to their customers.

Integrated Design

Our platforms utilize a highly integrated design in order to improve ease-of-use, lower acquisition and operational costs for our customers, and enhance performance. Each of our products ships with multiple Ethernet network connections. Various models also integrate 802.11 wireless access points, V.90 analog modems, and ISDN terminal adapters to support different connection alternatives. Every appliance also ships with pre-loaded firmware to provide for rapid out-of-the-box set up and easy installation. Each of these tasks can be managed through a simple web-browser session. In keeping with our philosophy of integrated design, every product can also support additional functionality beyond basic Firewall and Virtual Private Networking. Features such as Content Filtering, Anti-Virus Enforcement and other capabilities are also supported within our appliance.

Our Opportunities, Challenges and Risks

International Growth

Currently 69% of our revenue is derived from sales in the Americas. We believe that our percentage of sales from international territories does not represent the same degree of penetration of those markets as we have achieved domestically. We believe that a significant opportunity exists to grow our revenues by increasing the international penetration rate to match the current domestic penetration rate.

If we fail to achieve our goal of greater international sales, we may be at a disadvantage to competitors who are able to amortize their product investments over a larger available market.

License and Services Revenues

We believe that the software and services component of our revenue has several characteristics that are positive for our business as a whole: the license and services revenues are associated with a higher gross margin than our product revenues; the services component of the revenues is recognized ratably over the services period, and thus provides in aggregate a more predictable revenue stream than product revenues, which are generally recognized at the time of the sale; and to the extent that we are able to achieve good renewal rates, we have the opportunity to lower our selling and marketing expenses attributable to that segment. If we are successful in selling licenses and services to both our installed base and in conjunction with our new product sales, we will likely be able to leverage incremental revenue out of each product transaction. However, should we not achieve reasonable rates of selling associated services to our installed base or as part of new product sales, or witness lower service renewal rates, we risk having our revenues concentrated in more unpredictable and lower gross margin product and license sales.

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

Revenue recognition. We derive our revenue from primarily four sources: (1) product revenue, which is comprised of hardware-based appliances, (2) licensing revenue from software, (3) subscription revenues for products such as content filtering, anti-virus protection, and intrusion prevention service, and (4) service revenues such as extended warranty and service contracts, training, consulting and engineering services. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. We may experience material differences in the amount and timing of our revenue for any period if our management makes different judgments or utilizes different estimates.

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

Delivery to domestic channel partners and international channel partners is generally deemed to occur when we deliver to the product to a common carrier. However, certain distributor agreements provide for rights of return for stock rotation. These stock rotation rights are generally limited to 15% to 25% of the distributor’s prior 3 to 6 months purchases or other measurable restrictions, and we estimate reserves for these return rights as discussed below. Our two largest distributors, Ingram Micro and Tech Data, have unlimited right of return upon termination of our agreement with them, therefore we do not deem delivery to have occurred for any sales to Ingram Micro and Tech Data until they sell the product to their customers, at which time their right of return expires.

Evidence of an arrangement is manifested by a master distribution or OEM agreement, an individual binding purchase order or a signed license agreement. In most cases, sales through our distributors and OEM partners are governed by a master agreement against which individual binding purchase orders are placed on a transaction-by-transaction basis.

At the time of the transaction, we assess whether the fee associated with the transaction is fixed or determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed or determinable based upon the terms of the binding purchase order, including the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are generally 30 to 90 days from invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fees become due.

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

For arrangements with multiple obligations (for example, the sale of an appliance which includes a year of free maintenance or our content filtering service), we allocate revenue to each component of the arrangement based on the objective evidence of fair value of the undelivered elements, which is generally the average selling price of each element when sold separately. This means that we defer revenue from the arrangement equal to the fair value of the undelivered elements and recognize such amounts as revenue when the elements are delivered.

Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

We recognize revenue for subscriptions and services such as content filtering, anti-virus protection, and intrusion prevention service, and extended warranty and service contracts, ratably over the contract term. Our training, consulting and engineering services are generally billed and recognized as revenue as these services are performed.

Sales returns and other allowances, allowance for doubtful accounts and warranty reserve. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we must make estimates of potential future product returns and price changes related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. We may experience material differences in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.

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

Valuation of inventory. We continually assess the valuation of our inventory and periodically write-down the value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions. Such estimates are difficult to make under current volatile economic conditions. Reviews for excess inventory are done on a quarterly basis and required reserve levels are calculated with reference to our projected ultimate usage of that inventory. In order to determine the ultimate usage, we take into account forecasted demand, rapid technological changes, product life cycles, projected obsolescence, current inventory levels, and purchase commitments. The excess balance determined by this analysis becomes the basis for our excess inventory charge. If actual demand is lower than our forecasted demand, and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory write-downs, which would have a negative effect on our gross margin and earnings.

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

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Since June 30, 2003 we have had a full valuation allowance against our deferred tax assets because the determination was made that it is more likely than not that all of the deferred tax asset may not be realized in the foreseeable future due to historical operating losses. The net operating losses and research and development tax carryovers that make the vast majority of the deferred tax asset will expire at various dates through the year 2023. Going forward, we will assess the continued need for the valuation allowance. After we have demonstrated profitability for a period of time and begin utilizing a significant portion of the deferred tax assets, we may reverse the valuation allowance, likely resulting in a significant benefit to the statement of operations in some future period. At this time, we cannot reasonably estimate when this reversal might occur, if at all.

Valuation of long-lived and intangible assets and goodwill. In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, became effective. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. As of January 1, 2002, we have adopted SFAS 142 and have ceased to amortize goodwill. In lieu of amortization, we are required to perform an impairment review of its goodwill balance on at least an annual basis, upon the initial adoption of SFAS No. 142 and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting units below their carrying value. This impairment review involves a two-step process as follows:

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

We currently operate in one reportable segment, which is also the only reporting unit for purposes of SFAS No. 142. Since we currently only have one reporting unit, all of the goodwill has been assigned to the enterprise as a whole. The estimation of fair value requires that we make judgments concerning future cash flows and appropriate discount rates. We completed our annual review during the fourth quarter of 2003. We have considered a number of factors to estimate the fair values, including valuations and appraisals, when making these determinations. We are responsible for the estimated fair values utilized to assess the impairment. Based on impairment tests performed, there was no impairment of our goodwill in fiscal 2003. Any further impairment charges recorded in the future could have a material adverse impact on our financial conditions and results of operations.

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

RESULTS OF OPERATIONS

The following table sets forth certain consolidated financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenue:
Product	67.8%	69.8%	68.9%	70.5%
License and service	32.2	30.2	31.1	29.5

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	34.3	24.6	31.6	25.1
License and service	6.4	4.9	7.1	4.8
Amortization of purchased technology	5.3	3.5	5.4	3.5

Total cost of revenue	46.0	33.0	44.1	33.4

Gross margin	54.0	67.0	55.9	66.6

Operating expenses:
Research and development	22.8	18.9	22.6	18.8
Sales and marketing	47.1	38.6	48.3	37.0
General and administrative	13.4	11.0	13.0	11.4
Amortization of purchased intangibles	6.6	2.4	6.7	2.5
Restructuring charges	5.2	0.4	3.0	0.2
Stock-based compensation	1.2	0.1	0.9	0.3

Total operating expenses	96.3	71.4	94.5	70.2

Loss from operations	(42.3)	(4.4)	(38.6)	(3.6)
Interest income and other expense, net	4.8	2.4	5.5	2.5

Loss before income taxes	(37.5)	(2.0)	(33.1)	(1.1)
Benefit from (provision for) income taxes	(0.3)	(0.2)	4.4	(0.3)

Net loss	(37.8)%	(2.2)%	(28.7)%	(1.4)%

Revenue

Product Revenue

	Three months ended June 30, (in thousands, except percentage data)			Six months ended June 30, (in thousands, except percentage data)
	2003	2004	% Variance	2003	2004	% Variance
Product	$14,500	$22,609	56%	$28,751	$45,327	58%
Percentage of total revenue	68%	70%		69%	71%
License and service	6,901	9,805	42%	12,956	18,922	46%
Percentage of total revenue	32%	30%		31%	29%

Total revenue	$21,401	$32,414	51%	$41,707	$64,249	54%

The increase in product revenues was across all geographies, and across both our slim-line and PRO product lines. The increase during the three months ended June 30, 2004 as compared to the same period in 2003 was mainly due to an increase in the volume of units shipped. The increase during the six months ended June 30, 2004 as compared to the same period in 2003 was due to an increase in the volume of units shipped and an increase in average selling prices. We shipped approximately 40,000 and 79,000 units in the three and six months ended June 30, 2004, respectively compared to 27,000 and 51,000 units in the three and six months ended June 30, 2003, respectively.

During the three month period ended June 30, 2004 as compared to the same period in 2003, we experienced an increase in our average selling prices for our PRO products which was partially offset by the decrease in our average selling prices for the slim-line product line. Our average selling prices for our PRO product line increased due to market acceptance of recently introduced higher priced PRO products. Our average selling prices for our slim-line product line decreased due to product transition as we manage inventories of our older generation products. During the six month period ended June 30, 2004, as compared to the same period in 2003, we experienced an increased in our average selling prices for both our slim-line and PRO product lines. The increase in average selling prices was due to introduction and market acceptance of our new generation products. In the fourth quarter of 2003, we introduced the TZ 170 as part of our slim-line product offering which provides a feature rich total security platform combining ease of use with the flexibility to meet the changing needs of small and medium-sized networks. In addition to new PRO product introductions over the past nine months, during the second quarter of 2004 we also introduced the PRO 5060 gigabit-class appliance as part of our product offering.

Factors That May Impact Net Product Sales

Net product sales may be adversely affected in the future by changes in the geopolitical environment and global economic conditions; sales and implementation cycles of our products; changes in our product mix; structural variations in sales channels; and acceptance of our products in the market place. To improve customer satisfaction, we continue to attempt to reduce our manufacturing lead times, which may result in corresponding variations in order backlog. A variation in backlog levels could result in less predictability in our quarter-to-quarter net sales and operating results. Net product sales may also be adversely affected by fluctuations in demand for our products, price and product competition in the markets we service, introduction and market acceptance of new technologies and products, and financial difficulties experienced by our customers. We may, from time to time, experience manufacturing issues that create a delay in our suppliers’ ability to provide specific components resulting in delayed shipments. To the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods when we and our suppliers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected.

Our two largest distributors, Ingram Micro and Tech Data have business terms that provide for limited stock rotation rights, unlimited right of return upon termination of our agreement with them, credits for changes in selling prices, and participation in various cooperative marketing programs. In addition, sales through these two distributors generally result in greater difficulty in forecasting the mix of our products and, to a certain degree, the timing of orders. We recognize revenue for Ingram Micro and Tech Data based on a sell-through method utilizing information provided by them, and we defer revenue on shipments to these distributors until we receive information confirming their point of sale activity.

Some distributors other than Ingram Micro and Tech Data are given business terms that provide for limited stock rotation rights, credits for changes in selling prices, and participation in various cooperative marketing programs. Sales to this category of distributors’ require us to make estimates of future product returns and changes in selling prices. We analyze historical returns, current and anticipated economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns. We recognize revenue to these distributors based on a sell-in method and we utilize information provided by them to maintain accruals for sales returns and other programs.

License and Service Revenue

License and service revenue is comprised primarily of licenses and services such as node upgrades, intrusion prevention service, anti-virus protection, and content filtering services that are sold into the installed base of access security appliances. In addition, we generate license and service revenues from extended service contracts, licensing of our software, and professional services related to training, consulting and engineering services. The increase in license and service revenue in both the three and six month periods ended June 30, 2004, as compared to the same period in 2003 was due to higher sales of subscription services and service contracts which were primarily due to the increase in our installed base combined with increased marketing efforts geared toward generating renewal contracts.

We expect the market opportunity for our subscription products (in particular our intrusion prevention service, anti-virus, and content filtering services) sold to our installed base to increase as our installed base grows. We are dedicating increased sales and marketing resources to sell into our installed base, and we are also focusing resources on marketing renewals for existing subscriptions. In the three and six months ended June 30, 2004, revenues from our primary subscription products increased to $3.1 million and $5.7 million, respectively from $2.4 million and $4.7 million during the three and six months ended June 30, 2003, respectively. In the three and six months ended June 30, 2004 revenue from service contracts increased to approximately $3.9 million and $7.3 million, respectively from $2.2 million and $3.9 million in the three and six months ended June 30, 2003, respectively. The increase in license and service revenue was primarily due to the increase in our installed base combined with increased sales and marketing efforts geared toward generating renewal contracts.

Channel data

Our SonicWALL products are sold primarily through distributors who then resell our products to resellers and selected retail outlets. Distribution channels accounted for approximately 99% and 98% of total revenues in the three and six months ended June 30, 2004, respectively, compared to 94% of total revenues in both the three and six months ended June 30, 2003. Two of our distributors, Ingram Micro and Tech Data, both of which are major computer equipment and accessory distributors, combined account for approximately 37% and 36% of our revenue in the three and six months ended June 30, 2004, respectively. Ingram Micro and Tech Data combined account for approximately 51% and 47% of our revenue in the three and six months ended June 30, 2003, respectively. This year over year decrease as a percentage of total revenue is primarily due to increased sales activity in international markets where Ingram Micro and Tech Data do not currently represent SonicWALL.

In addition to our distribution channels, we also sell our products to OEMs who sell our technologies under their brand names. Our OEM revenues decreased to $472,000 and $1.5 million in the three and six months ended June 30, 2004 from $1.2 million and $2.6 million in the three and six months ended June 30, 2003, which primarily related to lower sales of our appliances to our OEM partners.

Geographic revenue data

	Three months ended June 30, (in thousands, except percentage data)			Six months ended June 30, (in thousands, except percentage data)
	2003	2004	% Variance	2003	2004	% Variance
Americas	$17,112	$22,684	33%	$30,223	$44,252	46%
Percentage of total revenues	80%	70%		72%	69%
EMEA	2,770	6,685	141%	8,139	13,453	65%
Percentage of total revenues	13%	21%		20%	21%
APAC	1,519	3,045	100%	3,345	6,544	96%
Percentage of total revenues	7%	9%		8%	10%

Total revenues	$21,401	$32,414		$41,707	$64,249

The Americas included non-U.S. net sales of $1.3 million and $311,000 for the three months ended June 30, 2004 and 2003, respectively. The Americas included non-U.S. net sales of $2.3 million and $610,000 for the six months ended June 30, 2004 and 2003, respectively.

The increase in revenues in the Americas was primarily due market acceptance of our new products combined with modest improvements in the economy which has resulted in increased IT spending over previously depressed levels. The increase in revenues in EMEA was primarily due to our efforts to realign our distribution channels in the region. We have geared our efforts to recruit large distributors that have the infrastructure to sell a broader range of products in expanded territories. In addition, we have introduced new products in the region including the PRO 5060, which has a higher list price. Our larger distributors have made purchases in anticipation of demand for our latest generation products, leading to an increased level in the value of channel inventory in the EMEA region. Consistent with our expectation that international markets will contribute 50% of our revenue by the end of 2005, we intend to support these larger distributors in EMEA with sufficient product to enable them to grow sales in the region. As a result, we plan on continually monitoring inventory levels in the channel to optimize lead times to meet customer demand. We believe the increase in revenues in APAC was primarily due to our efforts in strengthening relationships with our channel partners combined with increased marketing activities in the regions. In addition, we have hired dedicated senior sales personnel in the region which has contributed to our growth in the APAC region.

Cost of Revenue

	Three months ended June 30, (in thousands, except percentage data)			Six months ended June 30, (in thousands, except percentage data)
	2003	2004	% Variance	2003	2004	% Variance
Product	$7,344	$7,984	9%	$13,181	$16,104	22%
Gross margin	49%	65%		54%	64%
License and service	1,371	1,597	16%	2,955	3,102	5%
Gross margin	80%	84%		77%	84%
Amortization of purchased technology	1,136	1,136	0%	2,272	2,272	0%

Total cost of revenue	$9,851	$10,717		$18,408	$21,478

Note	– Effect of amortization of purchased technology has been excluded from product and license and service gross margin discussions below.

Cost of Product Revenue; Gross Margin

Cost of product revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers, amortization of purchased technology related to our acquisitions of Phobos and Redcreek, and related overhead costs associated with our manufacturing operations personnel. Additionally, warranty costs and inventory provisions or write-downs are included in cost of product revenue. Cost of product revenue increased primarily as a result of increased overall shipments. We shipped approximately 40,000 and 79,000 units in the three and six months ended June 30, 2004, respectively compared to 27,000 and 51,000 units in the three and six months ended June 30, 2003, respectively.

Gross margin from product sales increased to $14.6 million, or 65% of product revenue and $29.2 million, or 64% of product revenue, in the three and six months ended June 30, 2004, respectively as compared to $7.2 million, or 49% of product revenue and $15.6 million, or 54% of product revenue, in the three and six months ended June 30, 2003, respectively. The increase in product gross margin is primarily attributable to higher average selling prices. Our average selling prices increased as a result of increased sales of our new product offerings which generate higher gross margins. In addition, gross margin in the three and six months ended June 30, 2003 was impacted by the write downs of inventory related to products made obsolete. We expect gross margins to remain under pressure due primarily to continued price competition. However, we expect these effects to be moderated by continued operational efficiencies, management of our cost structure and an improving macroeconomic outlook.

Cost of License and Service Revenue; Gross Margin

Cost of license and service revenue includes all costs associated with the production and delivery of our license and service products, including cost of packaging materials and related costs paid to contract manufacturers, technical support costs related to our service contracts, royalty costs related to certain subscription products, and personnel costs related to the delivery of training, consulting, and professional services. Cost of license and service revenue increased in the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003, as set forth in the table above. This increase was due primarily to technical support costs to support our increased service contract offerings combined with the increased installed base. To deliver services under these contracts, we outsourced a significant portion of our technical support function to third party service providers. In addition, we opened an additional support center during the fourth quarter of 2003. Gross margin from license and service sales increased to $8.2 million, or 84% of license and service revenues and $15.8 million, or 84%, in the three and six months ended June 30, 2004 from $5.5 million, or 80% of license and service revenues and $10.0 million or 77% of license and service revenues in the three and six months ended June 30, 2003. The increase in the gross margin percentage related primarily to increased sales of our licensed products, which generate higher gross margins. The increase in gross margin in absolute dollars related to increased sales of our licenses and subscription services due to increased installed base and increased marketing efforts.

Amortization of purchased technology

	Three months ended June 30, (in thousands, except percentage data)			Six months ended June 30, (in thousands, except percentage data)
	2003	2004	% Variance	2003	2004	% Variance
Expense	$1,136	$1,136	0%	$2,272	$2,272	0%
Percentage of total revenue	5%	4%		5%	4%

Amortization of purchased technology represents the amortization of existing technology acquired in our business combinations accounted for using the purchase method. Purchased technology is being amortized over the estimated useful lives of four to six years. Amortization for both three month periods ended June 30, 2004 and June 30, 2003 primarily consisted of $1.1 million and $43,000 relating to the amortization of purchased intangibles associated with the acquisitions of Phobos and RedCreek, respectively. Amortization for both six month periods ended June 30, 2004 and June 30, 2003 primarily consisted of $2.2 million and $87,000 relating to the amortization of purchased intangibles associated with the acquisitions of Phobos and RedCreek, respectively.

Future amortization to be included in cost of revenue based on current balance of purchased technology absent any additional investment is as follows (in thousands):

Fiscal Year
Remaining six months of 2004	$2,272
2005	4,543
2006	3,860

Total	$10,675

Our gross margin has been and will continue to be affected by a variety of factors, including competition; the mix and average selling prices of products; new product introductions and enhancements; fluctuations in manufacturing volumes and the cost of components and manufacturing labor.

Operating Expenses

Research and Development

	Three months ended June 30, (in thousands, except percentage data)			Six months ended June 30, (in thousands, except percentage data)
	2003	2004	% Variance	2003	2004	% Variance
Expense	$4,880	$6,118	25%	$9,405	$12,108	29%
Percentage of total revenue	23%	19%		23%	19%

Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products. For the three months ended June 30, 2004, the increase in absolute dollars was primarily as a result of increased personnel costs due to overall increase in headcount whereby salaries and related benefits increased by approximately $840,000. In addition, we created a compensation plan which is connected to the achievement of certain corporate goals whereby compensation costs increased by approximately $220,000. For the six months ended June 30, 2004, the increase in absolute dollars was primarily as a result of increased personnel costs due to overall increase in headcount whereby salaries and related benefits increased by approximately $1.9 million. In addition, we created a compensation plan which is connected to the achievement of certain corporate goals whereby compensation costs increased by approximately $450,000. In particular the increases during the three-month period and six-month period ended June, 30, 2004, was related to the development of new products and subscription services.

We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements. We plan to maintain our investments in current and future product development and enhancement efforts, and incur expense associated with these initiatives, such as prototyping expense and non-recurring engineering charges associated with the development of new products and technologies. We intend to continuously broaden our existing product offerings and introduce new products.

Sales and Marketing

	Three months ended June 30, (in thousands, except percentage data)			Six months ended June 30, (in thousands, except percentage data)
	2003	2004	% Variance	2003	2004	% Variance
Expense	$10,089	$12,511	24%	$20,135	$23,769	18%
Percentage of total revenue	47%	39%		48%	37%

Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, costs related to customer support, travel, tradeshows, promotional and advertising costs, and related facilities costs. For the three months ended June 30, 2004, the increase in sales and marketing expenses is due to our expansion of international markets including increases in headcount, primarily in the areas of senior sales and marketing personnel, whereby salaries and related benefits increased by approximately $720,000. In addition, our co-op advertising costs and commissions expense increased by approximately $560,000 and $525,000, respectively, due to increase in revenues. Our travel related expenses increased by approximately $375,000 to support our expansion into international markets. Lastly, we consolidated our annual partner conference into one event in the second quarter of 2004 as compared to three separate events over three quarters in 2003, resulting in an increase of approximately $600,000 in the second quarter of 2004 as compared to the same period of 2003. For the six months ended June 30, 2004 the increase in sales and marketing expenses is due to our expansion of international markets including increases in headcount, primarily in the areas of senior sales and marketing personnel, whereby salaries and related benefits increased by approximately $940,000. In addition, our co-op advertising costs and commissions expense increased by approximately $730,000 and $540,000, respectively, due to increase in revenues. Our travel related expenses increased by approximately $460,000 to support our expansion into international markets. Lastly, we consolidated our annual partner conference into one event in the second quarter of 2004 as compared to three separate events over three quarters in 2003, resulting in an increase of approximately $600,000 in the six months ended June 30, 2004 as compared to the same period of 2003.

The decrease in the sales and marketing expense as a percentage of revenue is due to the increase in revenues and realignment of resources. We expect to direct our sales and marketing expenses toward the expansion of domestic and international markets, introduction of new products and establishment and expansion of new distribution channels.

General and Administrative.

	Three months ended June 30, (in thousands, except percentage data)			Six months ended June 30, (in thousands, except percentage data)
	2003	2004	% Variance	2003	2004	% Variance
Expense	$2,874	$3,560	24%	$5,408	$7,309	35%
Percentage of total revenue	13%	11%		13%	11%

For the three months ended June 30, 2004, the increase in general and administrative expenses was primarily due to a $390,000 increase in consulting services related to certain strategic initiatives that will allow us to scale our operations in an efficient manner. In addition our costs related to corporate governance, insurance costs, and investor relations costs increased by approximately $340,000. During 2004 we created a compensation plan which is connected to the achievement of certain corporate goals whereby compensation costs increased by approximately $280,000.

For the six months ended June 30, 2004, the increase in general and administrative expenses was primarily due to a $510,000 increase in consulting services related to certain strategic initiatives that will allow us to scale our operations in an efficient manner. During the six month period ended June 30, 2004 our legal expenses increased approximately $325,000 in connection with the defense of the securities class actions and shareholder derivative suit as more fully described in the section entitled “Legal Proceedings.” In addition our costs related to corporate governance, insurance costs, and investor relations costs increased by approximately $440,000. During 2004 we created a compensation plan which is connected to the achievement of certain corporate goals whereby compensation costs increased by approximately $525,000.

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

Amortization of Goodwill and Purchased Intangibles.

	Three months ended June 30, (in thousands, except percentage data)			Six months ended June 30, (in thousands, except percentage data)
	2003	2004	% Variance	2003	2004	% Variance
Expense	$1,405	$787	(44)%	$2,810	$1,599	(43)%
Percentage of total revenue	7%	2%		7%	2%

Amortization of purchased intangibles represents the amortization of assets arising from contractual or other legal rights acquired in business combinations accounted for as a purchase except for amortization of existing technology which is included in cost of revenue. Purchased intangible assets are being amortized over their estimated useful lives of three to six years. The primary reason for the reduction in amortization expense in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 was that certain intangibles from the Phobos acquisition reached the end of their useful life. Amortization for the three months ended June 30, 2004 primarily consisted of $698,000 and $6,000 relating to the amortization of purchased intangibles associated with the acquisitions of Phobos and RedCreek, respectively. Amortization for the three months ended June 30, 2003 primarily consisted of $1.3 million, $6,000, and $38,000 associated with the acquisitions of Phobos, RedCreek, and Ignyte, respectively. Amortization for the six months ended June 30, 2004 primarily consisted of $1.4 million, $12,000, and $26,000 relating to the amortization of purchased intangibles associated with the acquisitions of Phobos, RedCreek, and Ignyte, respectively. Amortization for the six months ended June 30, 2003 primarily consisted of $2.6 million, $12,000, and $77,000 associated with the acquisitions of Phobos, RedCreek, and Ignyte, respectively.

Future amortization to be included in operating expense based on current balance of purchased intangibles absent any additional investment is as follows (in thousands):

Fiscal Year
Remaining six months of 2004	$1,489
2005	2,813
2006	2,450

Total	$6,752

Restructuring Charges

As discussed in the Notes to our Condensed Consolidated Financial Statements, we have implemented two restructuring plans – one initiated in the second quarter of 2002 and the second initiated in the second quarter of 2003. Our restructuring plans are designed to realign and reduce our cost structure and integrate certain company functions. The execution of the 2003 restructuring plan was significantly completed as of the second quarter of 2003. We recognized a restructuring charge related to the 2003 plan of approximately $1.5 million during the nine months ended December 31, 2003. During the six months ended June 30, 2004, we recorded additional charges related to the 2003 restructuring plan totaling $72,000, consisting of $24,000 related properties vacated in connection with facilities consolidation and $48,000 related to workforce reductions. The restructuring plan will result in the elimination of 43 positions worldwide, 42 of which were eliminated as of June 30, 2004. The overall result of the reduction in workforce will be less than the total positions eliminated, as we made investments in personnel in research and development and in our sales and marketing organization. In addition, the restructuring plan resulted in vacating four facilities.

The execution of the 2002 restructuring plan was completed as of the second quarter of 2002, however, during the year ended December 31, 2003 we recorded additional restructuring charges totaling $354,000, consisting of $379,000 related to properties vacated in connection with facilities consolidation, offset by $25,000 reversal for severance accrual for an employee who has remained with the us. During the six months ended June 30, 2004, we recorded additional restructuring charges related to the 2002 plan totaling $56,000 related to properties vacated in connection with facilities consolidation. The additional facilities charges resulted from revisions of our estimates of future sublease income due to the further deterioration of real estate market conditions. We may adjust our restructuring related estimates in the future, if necessary.

Stock-based Compensation.

	Three months ended June 30, (in thousands, except percentage data)			Six months ended June 30, (in thousands, except percentage data)
	2003	2004	% Variance	2003	2004	% Variance
Expense	$251	$33	(87)%	$394	$180	(54)%
Percentage of total revenue	1%	0%		1%	0%

Stock-based compensation was $251,000 and $33,000 for the three months ended June 30, 2003 and 2004, respectively. Amounts in the three month and six month period ended June 30, 2004 relate to a modification of a stock option grant which is subject to variable accounting treatment, resulting in expense or contra-expense recognition each period, using the cumulative expense method. Amounts in the three and six month period ended June 30, 2003 relate primarily to the recognition of stock compensation of unvested options assumed in the Phobos and RedCreek acquisitions.

Interest Income and Other Expense, Net.

Interest income and other expense, net consists primarily of interest income on our cash, cash equivalents and short-term investments, and was $1 million and $2.3 million for the three and six month periods ended June 30, 2003, respectively compared to $785,000 and $1.6 million in the three and six month periods ended June 30, 2004. The fluctuations in the short-term interest rates directly influence the interest income recognized by us. Interest rates for the three and six month periods ended June 30, 2004 decreased over the corresponding periods of the prior fiscal year, resulting in lower interest income.

Benefit from (Provision for) Income Taxes.

The provision for income taxes in the three months ended June 30, 2003 was $73,000 as compared to $86,000 in the three months ended June 30, 2004. The benefit from income taxes in the six months ended June 30, 2003 was $1.8 million as compared to a provision of $185,000 in the six months ended June 30, 2004. As of June 30, 2003 we have a full valuation allowance against our deferred tax assets because the determination was made that it is more likely than not that all deferred tax asset may not be realized in the foreseeable future due to historical operating losses. The net operating loss and research and development tax credit carryovers that make up the vast majority of the deferred tax assets will expire at various dates through the year 2023. Going forward, we will assess the continued need for the valuation allowance. After we have demonstrated profitability for a period of time and begin utilizing a significant portion of the deferred tax assets, we may reverse the valuation allowance, likely resulting in a significant benefit to the statement of operations in some future period. At this time, we cannot reasonably estimate when this reversal might occur, if at all.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2004, our cash, cash equivalents and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, increased by $10.6 million to $254.1 million as compared to an increase of $1 million to $234 million for the six month period ended June 30, 2003. Our working capital increased for the six months ended June 30, 2004 by $13.5 million to $233.3 million as compared to a decrease of $17.9 million to $215.9 million for the six months ended June 30, 2003.

Operating Activities

For the six months ended June 30, 2004, cash provided by operating activities totaled $2.1 million compared to $2.0 million in the same period of the prior year. For the six-month period ended June 30, 2004, cash provided by operating activities was the result of net loss adjusted by non-cash items, increases in deferred revenue and accrued payroll and related benefits offset by increases in accounts receivables and inventory. Deferred revenues increased due to increased sales of subscription-based revenue. Accounts receivable increased due to non-linearity of shipments combined with increase in revenues. Inventories increased due to increased manufacturing of new generation products in anticipation of demand. Accrued payroll and related benefits increased primarily due to increased accruals made for our compensation plan for which payments will be made upon achievement of certain company goals. For the six month period ended June 30, 2003, cash provided by operating activities was the result of collection of accounts receivables, increases in deferred revenue and decreases in inventory and prepaid expenses which was offset by payments of accrued liabilities, decreases in accounts payable and net loss adjusted by non-cash items.

Our primary source of operating cash flows is the collection of accounts receivable from our customers. We measure the effectiveness of our collections efforts by an analysis of accounts receivable daily sales outstanding (DSO). Collection of accounts receivable and related DSO will fluctuate in future periods due to the timing and amount of our future revenues and the effectiveness of our collection efforts. In the future, collections could fluctuate depending on the payment terms we extend to our customers, which historically is net thirty to ninety days.

In addition, our operating cash flows may be impacted in the future by the timing of payments to our vendors for accounts payable. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements and management’s assessment of our cash inflows.

Investing Activities

For the six months ended June, 2004, we used cash from investing activities totaling $23.0 million, principally as a result of the net purchases of $21.2 million of short-term investments and $1.8 million used to purchase property and equipment. Net cash used in investing activities for the six months ended June 30, 2003 was $412,000, principally as a result of the net sale of $1.1 million of short-term investments offset by $1.5 million used to purchase property and equipment.

Financing Activities

Financing activities provided $10.9 million and $681,000 for the six months ended June 30, 2004 and 2003, respectively. The increase in cash provided by financing activities relates to an increase in sales of common stock, due to an increase in quantity of stock options exercised for the six months ended June 30, 2004, compared to the six months ended June 30, 2003.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have any debt, long-term obligations or long-term capital commitments. The following summarizes our principal contractual commitments as of June 30, 2004 (in thousands):

			Payments due by period
Contractual Obligations	Total	Less than one year	1 to 3 years	3 to 5 years
Operating lease obligations	$2,850	$1,439	$505	$906
Non-Cancelable Purchase obligations	$9,317	$9,317	$ —	$ —

We outsource our manufacturing function to one third-party contract manufacturer. At June 30, 2004, we had purchase obligations to this vendor totaling approximately $14.8 million. Of this amount $7.0 million cannot be cancelled. We are contingently liable for any inventory owned by the contract manufacturer that becomes excess and obsolete. As of June 30, 2004, we had accrued $145,000 for excess and obsolete inventory held by our contract manufacturer. We are contingently liable for any inventory related to the non-cancelable purchase obligations in the event that the inventory becomes excess and obsolete. In addition, in the normal course of business we had $2.3 million in non-cancelable purchase commitments.

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

To date, sales to two distributors have accounted for a significant portion of our revenue. For the six month period ended June 30, 2004, approximately 98% of our sales were to distributors and resellers, and sales through Ingram Micro and Tech Data accounted for approximately 14% and 22% of our revenue, respectively. In 2003, approximately 96% of our sales were to distributors and resellers, and sales through Ingram Micro and Tech Data accounted for approximately 23% and 20% of our revenue, respectively. In 2002, approximately 91% of our sales were to distributors and resellers, and sales through Ingram Micro and sales to Tech Data accounted for approximately 21% and 26% of our revenue, respectively. In addition, for the six months ended June 30, 2004, our top 10 customers accounted for 56% of our total revenues. For the year ended December 31, 2003 and 2002, our top 10 customers accounted for 56% or more of total revenues. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. Although we have limited one-year agreements with Ingram Micro and Tech Data and certain other large distributors, these contracts are subject to termination at any time. We cannot assure you that any of these customers will continue to place orders with us, that orders by these customers will continue at the levels of previous periods or that we will be able to obtain large orders from new customers. If any of the foregoing should occur, our revenues will likely decline and our business will be adversely affected. In addition, as of June 30, 2004, Ingram Micro and Tech Data represented $1.4 million and $3.3 million, respectively of our accounts receivable balance, constituting 8% and 18%, respectively of our total receivables. As of December 31, 2003, Ingram Micro and Tech Data represented approximately $1.3 million and $1.4 million of our accounts receivable balance, constituting 14% and 15%, of total receivables, respectively. The failure of any of these customers to pay us in a timely manner could adversely affect our balance sheet, our results of operations and our creditworthiness, which could make it more difficult to conduct business.

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

International revenue represented 31% of total revenue for the six months ended June 30, 2004, 30% of total revenue in 2003, and 34% of total revenue in 2002. We expect that international revenue will continue to represent a substantial portion of our total revenue in the foreseeable future. Our risks of doing business abroad include our ability to maintain distribution relationships on favorable terms, and if we are unable to do so, revenue may decrease from our international operations. Because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. The weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. We are subject to the risks of conducting business internationally, including potential foreign government regulation of our technology, general geopolitical risks associated with political and economic instability, changes in diplomatic and trade relationships, and foreign countries’ laws affecting the Internet generally.

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

We have arrangements with two partners to license their anti-virus and content filtering products. Anti-virus and content filtering revenue accounted for 9%, 6% and 7% of total revenue for the six months ended June 30, 2004, and for the years ended December, 31, 2003 and 2002, respectively. Our partners may fail to provide us with updated products or experience delays in providing us with updated products. In addition, our partners may provide us with products of substandard quality. If this happens, we may be unable to include these anti-virus and content filtering products in the products that we sell to our customers or our products might not contain the most advanced technology. Consequently, our customers may purchase products from one of our competitors, or sales to our customers may be delayed. In such a case, our revenues will be adversely affected.

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

We have entered into arrangements with original equipment manufacturers (“OEMs”) to sell our products, and these OEMs sell our technologies under their brand name. Our OEM revenues represented approximately 2%, 4%, and 9% of total revenues for the six months ended June, 2004, and for the years ended December 31, 2003 and 2002, respectively. Some of our OEM partners are also competitors of ours, as those OEM partners have developed their own products that will compete against the products jointly produced by our OEM partners and us. This increased competition could result in decreased sales of our product to our OEM customers, decreased revenues, lower prices and/or reduced gross margins. If any of the foregoing occur, our business may suffer.

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

We have OEM relationships with two primary original equipment manufacturers, 3Com and Cisco. Revenues from OEM relationships have fallen to 4% of total revenue in 2003, from 9% of total revenue in 2002 and 12% of total revenue in 2001. We have given notice of our election not to continue the OEM relationship with 3Com beyond the June 30, 2004 expiration of the current renewal term, however we have accepted non-cancelable purchase orders from 3Com to supply product beyond the contract expiration date. As revenues from OEM relationships decline, revenues from other portions of the business will need to increase in order to grow overall revenue. If we are unable to grow revenues in other areas sufficiently to offset the loss of revenue from the OEM business, our revenue would decline and your investment in our common stock may decline in value.

Potential future acquisitions could be difficult to integrate, disrupt our business, dilute shareholder value and adversely affect our operating results.

Although we did not make any acquisitions during the six months ended June, 2004, or in 2003 or 2002, we may make acquisitions or investments in other companies, products or technologies in the future. If we acquire other businesses in the future, we will be required to integrate operations, train, retain and motivate the personnel of these entities as well. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners.

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

While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate those internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent auditors determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of SonicWALL may be adversely affected and could cause a decline in the market price of our stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rates risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we classified our short-term investments as available-for-sale. Consequently, investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. As of June 30, 2004, our cash, cash equivalents and short-term investments included money-markets securities, corporate bonds, municipal bonds and commercial paper which are subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates changes prior to maturity.

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

The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted average interest rates as of June 30, 2004:

	Maturing In
	Less than one year	More than one year	Total
	(in thousands, except percentage data)
Short-term investments	$14,959	$218,707	$233,666
Weighted average interest rate	1.54%	1.60%

Foreign currency risk

We consider our exposure to foreign currency exchange rate fluctuations to be minimal. We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars. For the six months ended June 30, 2004, we earned approximately 31% of our revenue from international markets, which in the future may be denominated in various currencies. As a result, in the future our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. In addition, because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future. In addition, we have minimal cash balances denominated in foreign currencies. We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against us, three of our officers and directors, and certain of the underwriters in our initial public offering in November 1999 and our follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in our public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss our claims. A tentative agreement has been reached with plaintiff’s counsel and the insurers for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. Papers formalizing the settlement among the plaintiffs, issuer defendants, including SonicWALL, and insurers were presented to the Court on June 14, 2004. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. On July 14, 2004, underwriter defendants filed with the Court a memorandum in opposition to plaintiff’s motion for preliminary approval of the settlement with defendant issuers and individuals. If the settlement does not occur, and litigation against us continues, we believe we have a meritorious defense and intend to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in our financial statements as of June 30, 2004.

In September 2003, Data Centered filed a complaint against us in California Superior Court, Santa Clara County seeking compensatory and punitive damages, Data Centered LLC v. SonicWall, Inc., No. 103-CV-000060. We entered into a transaction with Data Centered for a technology license for, and the sale of load-balancing products for $522,500. We had acquired the load-balancing technology and products during our acquisition of Phobos Corporation. Former Phobos personnel operate Data Centered. Data Centered now alleges that the load-balancing products purchased by Data Centered were defective and did not comply with a purported warranty on the products. We have answered with a general denial of these allegations. We have also filed a cross-complaint alleging, among other things, that Data Centered’s claims are based on a fraudulently altered document that included a warranty clause that was not part of the parties’ contract; the actual contract between the parties contained a warranty disclaimer. No trial date has been set. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in our financial statements as of June 30, 2004.

Between December 9, 2003 and December 15, 2003, three virtually identical putative class actions were filed in federal court against us and certain current and former officers and directors, on behalf of purchasers of our common stock between October 17, 2000 and April 3, 2002, inclusive. Edwards v. SonicWALL, Inc., et al., No. C-03-5537 SBA (N.D. Cal.) (“Edwards”) . Chaykowsky v. SonicWALL, Inc., et al., No. C-04-0202 MJJ (N.D. Cal.) (“Chaykowsky”). Pensiero DPM Inc. v. SonicWALL, Inc., et al., No. C-03-5633 JSW (N.D. Cal.) (“Pensiero”). The complaints sought unspecified damages and generally alleged that our financial statements were false and misleading in violation of federal securities laws because the financial statements included revenue recorded on the sale of load-balancing products that were defective and did not comply with a purported warranty. These complaints appeared to have been based on the same factual allegations as the Data Centered case. We believe that these claims were without merit for numerous reasons, including, as alleged in our cross-complaint in the Data Centered case, that the claims are based on a fraudulently altered document that included a warranty clause that was not part of the parties’ contract. On February 9, 2004, plaintiffs in the Edwards case voluntarily dismissed their compliant without prejudice. On April 7, 2004, plaintiffs in the Chaykowsky case voluntarily dismissed their complaint without prejudice and on April 15, 2004, plaintiffs in the Pensiero case voluntarily dismissed their compliant without prejudice.

On December 12, 2003, a putative derivative complaint captioned Reichert v. Sheridan, et al., No. 01-03-CV-010947, was filed in California Superior Court, Santa Clara County. The Complaint sought unspecified damages and equitable relief based on causes of action against various of our present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. We were named solely as a nominal defendant against whom no monetary recovery is sought. This complaint appeared to be based upon the same factual allegations contained in the Data Centered case that we had denied and disputed as set forth in our cross-complaint in that case. On April 23, 2004, plaintiffs voluntarily dismissed their complaint without prejudice.

Additionally, we are party to routine litigation incident to our business. We believe that none of these legal proceedings will have a material adverse effect on our consolidated financial statements take as a whole or our results of operations, financial position and cash flows.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on December 12, 2003, our shareholders voted on and approved the following proposals:

Proposal 1.	Election of six directors to the Board of Directors;

Proposal 2.	Ratify the selection of PricewaterhouseCoopers LLP as registered public accountants of the Company’s financial statements for the year ending December 31, 2004.

Proposal 1. Election of Directors:

The following directors were elected at the June 2004 Annual Meeting of Shareholders:

Director	In favor	Withheld
Charles D. Kissner, Chairman	66,033,036	824,496
David W. Garrison	56,683,365	10,174,167
Matthew Medeiros	66,187,677	669,855
Cary H. Thompson	65,388,131	1,469,401
Edward F. Thompson	65,387,701	1,469,831
Robert M. Williams	56,726,606	10,130,926

Proposal 2. Ratification of Registered Public Accountants:

For	Against	Withheld
65,211,116	1,626,075	20,341

ITEM 5. OTHER INFORMATION

Foreign Statutory Tax Audit Services

PricewaterhouseCoopers LLP, the Company’s registered public accountants provide certain foreign statutory tax audit services in connection with one of our subsidiaries. These services have been approved by the Audit Committee of the Company’s Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

Number	Description
3.1	Amended and Restated Bylaws of SonicWALL, Inc., as currently in effect.

10.1	Manufacturing and Purchase Agreement dated June 4, 2004 by and between Flash Electronics, Inc. and SonicWALL, Inc.

10.2	Third Amendment to Lease executed on April 28, 2004 by and between AMB Property, L.P., as Landlord, and SonicWALL, Inc. as Tenant.

10.3	Retention and Severance Agreement for Executive Officers dated April 20, 2004.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	REPORTS ON FORM 8-K

A current report on Form 8-K was furnished with the Securities and Exchange Commission by SonicWALL on April 20, 2004 under Item 12 (Results of Operations and Financial Condition) to announce its financial results for the fiscal quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California.

SONICWALL, INC.

By:	/s/ KATHLEEN M. FISHER
Kathleen M. Fisher Chief Financial Officer (Principal Financial Officer, and Chief Accounting Officer and Authorized Signer)

Dated: August 9, 2004

INDEX TO EXHIBITS

Number	Description
3.1	Amended and Restated Bylaws of SonicWALL, Inc., as currently in effect.

10.1	Manufacturing and Purchase Agreement dated June 4, 2004 by and between Flash Electronics, Inc. and SonicWALL, Inc.

10.2	Third Amendment to Lease executed on April 28, 2004 by and between AMB Property, L.P., as Landlord, and SonicWALL, Inc. as Tenant.

10.3	Retention and Severance Agreement for Executive Officers dated April 20, 2004.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.