Form 10-Q
period 2004-09-30
SONICWALL INC
filed 2004-11-09
CIK 1093885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at September 30, 2004
Common Stock, no par value	71,477,578 Shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SONICWALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2003	September 30, 2004
	(1)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$30,467	$40,058
Short-term investments	213,010	221,571
Accounts receivable, net	9,164	17,293
Inventories	1,955	2,807
Prepaid expenses and other current assets	2,589	1,985

Total current assets	257,185	283,714
Property and equipment, net	4,903	4,142
Goodwill	97,953	97,953
Purchased intangibles and other assets, net	21,680	16,291

	$381,721	$402,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,376	$6,654
Accrued restructuring	1,251	670
Accrued payroll and related benefits	4,988	6,499
Other accrued liabilities	3,830	4,059
Deferred revenue	19,180	28,859
Income taxes payable	827	837

Total current liabilities	37,452	47,578

Commitments and contingencies (see Note 8)
Shareholders’ Equity:
Common stock	468,905	481,565
Accumulated other comprehensive loss	(38)	(402)
Accumulated deficit	(124,598)	(126,641)

Total shareholders’ equity	344,269	354,522

	$381,721	$402,100

(1)	Amounts as of December 31, 2003 have been derived from the audited financial statements as of the same date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenue:
Product	$16,799	$18,143	$45,550	$63,470
License and service	7,322	11,242	20,278	30,164

Total revenue	24,121	29,385	65,828	93,634

Cost of revenue:
Product, excluding amortization of stock-based compensation of $1, $0, $7 and $0, respectively	7,373	6,832	20,554	22,936
License and service	1,252	1,774	4,207	4,876
Amortization of purchased technology	1,135	1,135	3,407	3,407

Total cost of revenue	9,760	9,741	28,168	31,219

Gross margin	14,361	19,644	37,660	62,415

Operating expenses:
Research and development, excluding amortization (recovery) of stock-based compensation of $14, ($75), $65 and $105, respectively	5,281	5,732	14,686	17,840
Sales and marketing, excluding amortization of stock-based compensation of $20, $0, $385 and $0, respectively	9,220	12,097	29,355	35,866
General and administrative, excluding amortization (recovery) of stock-based compensation of $3, $0, ($25) and $0, respectively	3,209	3,339	8,617	10,648
Amortization of purchased intangibles	1,404	786	4,214	2,385
Restructuring charges	403	(143)	1,669	(15)
Amortization of stock-based compensation	38	(75)	432	105

Total operating expenses	19,555	21,736	58,973	66,829

Loss from operations	(5,194)	(2,092)	(21,313)	(4,414)
Interest income and other expense, net	891	1,105	3,216	2,725

Loss before income taxes	(4,303)	(987)	(18,097)	(1,689)
Benefit from (provision for) income taxes	(143)	(169)	1,684	(354)

Net loss	$(4,446)	$(1,156)	$(16,413)	$(2,043)

Net loss per share:
Basic and diluted	$(0.07)	$(0.02)	$(0.24)	$(0.03)

Shares used in computing net loss per share:
Basic and diluted	67,924	71,344	67,714	70,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(16,413)	$(2,043)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,286	8,512
Recovery of doubtful accounts	(363)	(91)
Amortization of stock-based compensation	432	105
Non-cash restructuring charges	98	(53)
Deferred income taxes	(1,960)	—
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	3,912	(8,039)
Inventories	3,706	(851)
Prepaid expenses and other current assets	228	604
Other assets	16	(403)
Accounts payable	(8)	(722)
Accrued restructuring	202	(528)
Accrued payroll and related benefits	(44)	1,511
Other accrued liabilities	(64)	230
Deferred revenue	4,334	9,679
Income taxes payable	324	9

Net cash provided by operating activities	4,686	7,920

Cash flows from investing activities:
Purchase of property and equipment	(1,817)	(1,959)
Maturity and sale of short-term investments	175,781	237,232
Purchase of short-term investments	(165,659)	(246,157)

Net cash provided by (used in) investing activities	8,305	(10,884)

Cash flows from financing activities:
Issuance of common stock under employee stock options and purchase plans	2,170	12,555

Net cash provided by financing activities	2,170	12,555

Net increase in cash and cash equivalents	15,161	9,591
Cash and cash equivalents at beginning of period	23,030	30,467

Cash and cash equivalents at end of period	$38,191	$40,058

Supplemental disclosure of non-cash investing and financing activities:
Reversal of deferred stock compensation for terminated employees	$(216)	$—
Unrealized loss on short-term investments, net of taxes	$(171)	$(364)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by SonicWALL, Inc. (the “Company”), are unaudited and reflect all adjustments which are normal, recurring and, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods presented. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Such reclassifications did not change the previously reported revenues, loss from operations, net loss amounts or shareholder’s equity. For example, the Company reclassified certain product management costs from sales and marketing expense to research and development expense to be comparable to current presentation. The condensed consolidated statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2003 as set forth in the Company’s Annual Report on Form 10-K.

2. CONSOLIDATION

The consolidated financial statements include the balances of the Company and its wholly owned subsidiaries Sonic Systems International, Inc., a Delaware corporation, Phobos Corporation, a Utah corporation, SonicWALL Switzerland, SonicWALL Norway and SonicWALL B.V., a subsidiary in The Netherlands. Sonic Systems International, Inc. is intended to be a sales office but to date has not had any significant transactions. All intercompany accounts and transactions have been eliminated in consolidation.

3. NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands, except per share amounts)
	2003	2004	2003	2004
Numerator:
Net loss	$(4,446)	$(1,156)	$(16,413)	$(2,043)
Denominator:
Weighted average common shares outstanding	67,924	71,344	67,714	70,853

Denominator for basic and diluted calculation	67,924	71,344	67,714	70,853

Basic and diluted net loss per share	$(0.07)	$(0.02)	$(0.24)	$(0.03)

Potentially dilutive securities of 11,549,421 and 11,657,180 for the three and nine month periods ended September 30, 2003 and 2004, respectively, consisting of options and warrants, were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net loss	$(4,446)	$(1,156)	$(16,413)	$(2,043)
Unrealized gain (loss) on investment securities, net of taxes	(70)	145	(171)	(364)

Comprehensive loss	$(4,516)	$(1,011)	$(16,584)	$(2,407)

Accumulated other comprehensive loss, as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized gains and losses on investment securities.

5. INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2003	September 30, 2004
Raw materials	$43	$19
Finished goods	1,912	2,788

	$1,955	$2,807

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

During 2003, the Company recorded additional restructuring charges related to the 2002 restructuring plan totaling $354,000, consisting of $379,000 related to properties vacated in connection with facilities consolidation, offset by $25,000 reversal for severance accrual for an employee who has remained with the Company. The additional facilities charges resulted from revisions to the Company’s estimates of future sublease income due to further deterioration of real estate market conditions. The restructuring plan resulted in the vacating of three facilities. The estimated facility costs were based on the Company’s contractual obligations, net of estimated sublease income, based on current comparable rates for leases in their respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate by approximately $20,000. Future cash outlays are anticipated through December 2005, unless the Company negotiates to exit the leases at an earlier date. During the nine months ended September 30, 2004, we recorded additional restructuring charges related to the 2002 plan consisting of $56,000 related to properties vacated in connection with facilities consolidation, offset by $155,000 reversal for a favorable lease modification related to properties vacated in connection with facilities consolidation. The restructuring plan resulted in the elimination of 77 positions, all of which were eliminated as of December 31, 2002. The following table sets forth an analysis of the components of the 2002 restructuring plan and the payments made against the reserve from January 1, 2004 to September 30, 2004 (in thousands):

	Facility Costs	Total
Reserve balance at December 31, 2003	$978	$978
Cash paid	(438)	(438)
Adjustments	(99)	(99)

Reserve balance at September 30, 2004	$441	$441

2003 Restructuring Plan

During the second quarter of 2003, the Company’s management approved and initiated a restructuring plan designed to realign and further reduce its cost structure and integrate certain other Company functions. Accordingly, the Company recognized a restructuring charge related to the 2003 plan of approximately $1.5 million during the nine months ended December 31, 2003. The restructuring charge consisted of $1.1 million for workforce reduction costs across all geographic regions and functions; $242,000 for excess facilities consolidation costs related to lease commitments for space no longer needed to support ongoing operations; and

$98,000 for abandonment of certain fixed assets consisting primarily of computer equipment and related software. During the nine months ended September 30, 2004, the Company recorded additional restructuring charges related to the 2003 restructuring plan totaling $84,000, consisting of $36,000 related to properties vacated in connection with facilities consolidation and $48,000 related to workforce reductions. The additional facilities charges resulted from revisions of our estimates of future sublease income due to further deterioration of real estate market conditions.

The restructuring plan resulted in the vacating of four facilities. The estimated facility costs were based on the Company’s discounted contractual obligations, net of assumed sublease income, based on current discounted comparable rates for leases in their respective markets. Should facilities operating lease rental rates decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate by approximately $122,000. Future cash outlays are anticipated through December 2006, unless the Company negotiates to exit the leases at an earlier date. The restructuring plan resulted in the elimination of 43 positions worldwide. At the same time, the Company made investments in personnel in research and development and in the sales and marketing organization. As a consequence, the overall reduction in workforce was less than the number of positions eliminated as a result of the restructuring.

The following table sets forth an analysis of the components of the 2003 restructuring plan and the payments made for the plan from January 1, 2004 to September 30, 2004 (in thousands):

	Employee Severance Benefits	Facility Costs	Total
Reserve balance at December 31, 2003	$91	$182	$273
Cash paid	(48)	(80)	(128)
Adjustments	48	36	84

Reserve balance at September 30, 2004	$91	$138	$229

Summary information for combined restructuring plans

The following table sets forth an analysis of the components of both the 2002 and 2003 restructuring plan and the payments made for the plans from January 1, 2004 to September 30, 2004 (in thousands):

	Employee Severance Benefits	Facility Costs	Total
Reserve balance at December 31, 2003	$91	$1,160	$1,251
Cash paid	(48)	(518)	(566)
Adjustments	48	(63)	(15)

Reserve balance at September 30, 2004	$91	$579	$670

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)
	2003	2004	2003	2004
Net loss:
As reported	$(4,446)	$(1,156)	$(16,413)	$(2,043)
Expensed stock compensation under intrinsic value, net of related tax effect	38	(75)	432	105
Stock-based compensation expense that would have been included in the determination of net loss had the fair value method been applied, net of related tax effect	(5,209)	(3,903)	(14,721)	(13,999)

Pro forma net loss	$(9,617)	$(5,134)	$(30,702)	$(15,937)

Net loss per share—basic and diluted:
As reported	$(0.07)	$(0.02)	$(0.24)	$(0.03)

Pro forma	$(0.14)	$(0.07)	$(0.45)	$(0.22)

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

Future minimum lease commitments at September 30, 2004 were as follows (in thousands):

2004 (fourth quarter)	$329
2005	811
2006	232
2007	129
Thereafter	906

$2,407

Purchase commitments

The Company outsources its manufacturing function primarily to one third party contract manufacturer, and at September 30, 2004 it has purchase obligations to this vendor totaling $9.0 million. Of this amount, $6.1 million cannot be cancelled. The Company is contingently liable for any inventory owned by the contract manufacturer that becomes excess and obsolete. As of September 30, 2004, $53,000 had been accrued for excess and obsolete inventory held by our contract manufacturer. In addition, in the normal course of business the Company had $1.7 million in non-cancelable purchase commitments.

Product warranties

The Company’s standard warranty period for hardware is one to two years and includes repair or replacement obligations for units with product defects. The Company’s software products carry a 90-day warranty and include technical assistance, insignificant bug fixes and feature updates. The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates. If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required. However, the Company concluded that no adjustment to pre- existing warranty accruals were necessary in the nine months ended September 30, 2003 or for the nine months ended September 30, 2004. A reconciliation of the changes to the Company’s warranty accrual as of September 30, 2003 and September 30, 2004 is as follows:

	Nine months Ended September 30, 2003	Nine months Ended September 30, 2004
	(in thousands)	(in thousands)
	(Unaudited)	(Unaudited)
Beginning balance	$979	$1,290
Accruals for warranties issued	790	471
Settlements made during the period	(674)	(474)

Ending balance	$1,095	$1,287

Guarantees and Indemnification Agreements

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company, indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The indemnification agreements commence upon execution of the agreement and do not have specific terms. The maximum potential amount of future payments the Company could be required to make under these agreements is not limited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

The Company’s articles of incorporation limit the liability of directors to the full extent permitted by California law. In addition, the Company’s bylaws provide that the Company will indemnify its directors and officers to the fullest extent permitted by California law, including circumstances in which indemnification is otherwise discretionary under California law. The Company has entered into indemnification agreements with its directors and officers that may require the Company: to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to obtain directors’ and officers’ insurance if available on reasonable terms, which the Company currently has in place. On July 29, 2004, the Company amended and restated its employment agreement with Mathew Medeiros. Under the terms of the revised agreement, the Company may be required to pay severance benefits of 24 months salary, bonus and accelerate stock options in the event of termination of Mr. Medeiros’s employment under certain circumstances within the period commencing ninety (90) days prior to a change of control through one year following a change of control. Moreover, in the event of termination of Mr. Medeiros’s employment under certain circumstances prior to ninety (90) days prior to a change of control, the Company may be required to pay 12 months of salary and bonus up to 150% of average annual target bonus. In addition, the Company has entered into agreements with certain other executives where the Company may be required to pay severance benefits up to 12 months of salary, bonuses and accelerate stock options.

Legal proceedings

On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Company’s claims. A tentative agreement has been reached with plaintiff’s counsel and the insurers for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. Papers formalizing the settlement among the plaintiffs, issuer defendants, including SonicWALL, and insurers were presented to the Court on June 14, 2004. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. On July 14, 2004, underwriter defendants filed with the Court a memorandum in opposition to plaintiff’s motion for preliminary approval of the settlement with defendant issuers and individuals. Plaintiffs and issuers subsequently filed papers with the Court in further support of the settlement and addressing issues raised in the underwriter’s opposition. If the settlement does not occur, and litigation against the Company continues, the Company believes it has a meritorious defense and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in the Company’s financial statements as of September 30, 2004.

In September 2003, Data Centered LLC filed a complaint against the Company in California Superior Court, Santa Clara County seeking compensatory and punitive damages, Data Centered LLC v. SonicWall, Inc., No. 103-CV-000060. The Company entered into a transaction with Data Centered for a technology license for, and the sale of load-balancing products for $522,500. The Company had acquired the load-balancing technology and products during the Company’s acquisition of Phobos Corporation. Former Phobos personnel operate Data Centered. Data Centered now alleges that the load-balancing products purchased by Data Centered were defective and did not comply with a purported warranty on the products. The Company has answered with a general denial of these allegations. The Company has also filed a cross-complaint alleging, among other things, that Data Centered’s claims are based on a fraudulently altered document that included a warranty clause that was not part of the parties’ contract; the actual contract between the parties contained a warranty disclaimer. No trial date has been set. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in the Company’s financial statements as of September 30, 2004.

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

9. PURCHASED INTANGIBLES

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company will annually analyze the carrying value of goodwill and will adjust the carrying value if the assets’ value has been impaired. In addition, the Company will periodically evaluate if there are any events or indicator circumstances that would require an impairment assessment of the carrying value of the goodwill between each annual impairment assessment. For the nine months ended September 30, 2004, no indicators of goodwill impairment were identified. The Company has elected to perform its annual impairment analysis during the fourth quarter of each year.

The gross carrying amounts and accumulated amortization of intangible assets are as follows (in thousands):

		December 31, 2003			September 30, 2004
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	52– 72 months	$26,970	$(14,024)	$12,946	$26,970	$(17,431)	$9,539
Non-compete agreements	36 months	7,019	(7,016)	3	7,019	(7,019)	—
Customer base	36–72 months	18,140	(9,842)	8,298	18,140	(12,207)	5,933
Other	2–52 months	400	(350)	50	400	(367)	33

Total intangibles		$52,529	$(31,232)	$21,297	$52,529	$(37,024)	$15,505

Estimated future amortization expense to be included in cost of revenue is as follows (in thousands):

Fiscal Year
2004 (fourth quarter)	$1,136
2005	4,543
2006	3,860

Total	$9,539

Estimated future amortization expense to be included in operating expense is as follows (in thousands):

Fiscal Year
2004 (fourth quarter)	$703
2005	2,813
2006	2,450

Total	$5,966

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

11. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF 03-1. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. In September 2004, the Financial Accounting Standards Board approved the issuance of a FASB Staff Position to delay the requirement to record impairment losses under EITF 03-1. The approved delay applies to all securities within the scope of EITF 03-1 and is expected to end when new guidance is issued and comes into effect. The Company does not believe that this consensus will have a material impact on its consolidated results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements which relate to future events or our future financial performance. In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. In addition, forward-looking statements in this document include, but are not limited to, those regarding: revenue from, and our ability to reach, the access security market ;using dedicated resources to develop and market new products; our ability to maintain and enhance our current product line and develop new products that achieve market acceptance; our ability to maintain technological competitiveness; our ability to meet the expanding range of customer requirements; achieving a, reduction in channel conflict; the ability of our channel partners to absorb new product introductions in a timely fashion; changes in our supply chain model; our ability to provide support sufficient to allow our channel partners and distributors to create and fulfill demand for our products; our ability to generate additional revenue through additional value added service offerings and software licenses; our ability to provide differentiated solutions that are innovative, easy to use, reliable and provide good value; our ability to achieve reasonable rates of selling associated services to our install base or as part of new product sales; our ability to service designated vertical markets; our ability to increase market opportunity for selling subscription services to our installed base; our ability to grow international sales to match the rate of penetration of our products in the domestic market; our ability to meet anticipated demand for new generation products in international markets; our expectation that international markets will contribute 50% of our revenue by the end of 2005; our ability to reduce selling and marketing expenses as a percentage of revenue; our ability to maintain general and administrative expenses stable as a percentage of total revenue; our ability to achieve increased renewal rates for our service offerings; the rate of growth of spending in information technology; our ability to penetrate designated vertical markets through dedicated marketing and sales efforts; research and development expenses; development of our new generation of products and subscription services; completion of the restructuring announced in the second quarter of 2003 and expected future charges in connection therewith; and belief that existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months. These statements are only predictions, and they are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth herein under the heading “Risk Factors” and also under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission. References to “we,” “our,” and “us” refer to SonicWALL, Inc. and its subsidiaries.

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

We generate revenues from the following sources: (1) the sale of products, inclusive of the SonicWALL platform, (2) the license of software applications that provide additional functionality to these products, (3) the sale of ancillary subscription based services delivered through our products, and (4) support and maintenance agreements for our products and software.

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

We design and develop the key components of our products. In addition, we determine the components that are incorporated in our products and select the appropriate suppliers of these components. Product testing and burn-in are performed by our contract manufacturer using tests that we specify.

We generally sell our products through distributors and value-added resellers, who in turn sell our products to end-user customers. Some of our resellers are carriers or service providers who provide solutions to the end-user customers as managed services.

With current suggested retail prices ranging up to $15,995, we seek to provide our channel and customers with differentiated solutions that are innovative, easy to use, reliable, and provide good value. To support this commitment, we dedicate significant resources to developing new products and marketing our products to our channels and end-user customers.

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

Distributed Architecture

Our security solutions are based on a distributed architecture, which allows our offerings to be deployed and managed at the most efficient location in the network. Specifically, we can provide protection at the gateway and/or at the client level, and enforced protection at the client level, and we can monitor and report on network activity with our back-end capabilities. Thus, we are providing our customers and their service providers with mechanisms to enforce the networking and security policies they have defined for their business. We also use the flexibility of this architecture to allow us to enable new functionality in already-deployed platforms through the provisioning of an electronic key, which may be distributed through the Internet. This ability provides benefits to both us and our end-users, since there is no need to modify, physically adjust or replace devices, which might create a significant burden on the company, channel partner or end-user in cases where there are a large number of products installed or where the platforms are distributed over a broad area.

End User Acceptance

We began offering integrated security appliances in 1997, and since that time we have shipped approximately 570,000 revenue units. We are typically among the top three suppliers within the market that we participate in as measured in units by Infonetics research. Our experience in serving a broad market and installed base provides us with opportunities to become leaders in the areas of ease-of-use and reduced total cost of ownership. Additionally, our demonstrated end-user acceptance provides our current and prospective channel partners with an increased level of comfort when deciding to offer our products to their customers.

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

Macro-economic factors affecting IT spending

We believe that our products and services are subject to the macro-economic factors that affect much of the information technology (“IT”) market. Growing IT budgets and an increase of funding for projects to provide security, mobility and productivity could drive product upgrade cycles and/or create demand for new applications of our products. Contractions in IT spending can affect our revenues by causing projects incorporating our products and services to be delayed and/or canceled.

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

Delivery to domestic channel partners and international channel partners is generally deemed to occur when we deliver the product to a common carrier. However, certain distributor agreements provide for rights of return for stock rotation. These stock rotation rights are generally limited to 15% to 25% of the distributor’s prior 3 to 6 months purchases or other measurable restrictions, and we estimate reserves for these return rights as discussed below. Our two largest distributors, Ingram Micro and Tech Data, have rights of return under certain circumstances that are not limited, therefore we do not deem delivery to have occurred for any sales to Ingram Micro and Tech Data until they sell the product to their customers, at which time their right of return expires.

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

Valuation of long-lived and intangible assets and goodwill. In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, became effective. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. As of January 1, 2002, we have adopted SFAS 142 and have ceased to amortize goodwill. In lieu of amortization, we are required to perform an impairment review of our goodwill balance on at least an annual basis, upon the initial adoption of SFAS No. 142 and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting units below their carrying value. This impairment review involves a two-step process as follows:

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

Significant Transactions

Restructuring

During 2002 and 2003, we implemented two restructuring plans – one initiated in the second quarter of 2002 and the second initiated in the second quarter of 2003. The information contained in Note 6 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q is hereby incorporated by reference into this Part I, Item 2.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenue:
Product	69.6%	61.7%	69.2%	67.8%
License and service	30.4	38.3	30.8	32.2

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	30.6	23.2	31.2	24.5
License and service	5.2	6.0	6.4	5.2
Amortization of purchased technology	4.7	3.9	5.2	3.6

Total cost of revenue	40.5	33.1	42.8	33.3

Gross margin	59.5	66.9	57.2	66.7

Operating expenses:
Research and development	21.9	19.5	22.3	19.1
Sales and marketing	38.2	41.2	44.6	38.3
General and administrative	13.2	11.4	13.1	11.4
Amortization of purchased intangibles	5.8	2.7	6.4	2.5
Restructuring charges	1.7	(0.5)	2.5	0.0
Stock-based compensation	0.2	(0.3)	0.7	0.1

Total operating expenses	81.0	74.0	89.6	71.4

Loss from operations	(21.5)	(7.1)	(32.4)	(4.7)
Interest income and other expense, net	3.7	3.8	4.9	2.9

Loss before income taxes	(17.8)	(3.3)	(27.5)	(1.8)
Benefit from (provision for) income taxes	(0.6)	(0.6)	2.6	(0.4)

Net loss	(18.4)%	(3.9)%	(24.9)%	(2.2)%

Revenue

Product Revenue

	Three months ended September 30, (in thousands, except percentage data)			Nine months ended September 30, (in thousands, except percentage data)
	2003	2004	% Variance	2003	2004	% Variance
Product	$16,799	$18,143	8%	$45,550	$63,470	39%
Percentage of total revenue	70%	62%		69%	68%
License and service	7,322	11,242	54%	20,278	30,164	49%
Percentage of total revenue	30%	38%		31%	32%

Total revenue	$24,121	$29,385	22%	$65,828	$93,634	42%

The increase in product revenues was across all geographies, and across both our entry level and high end products. The increase during the three and nine month periods ended September 30, 2004, as compared to the same periods in 2003 was mainly due to an increase in the volume of units shipped and an increase in average selling prices. In the three and nine months ended September 30, 2004, we shipped approximately 37,000 and 116,000 units respectively. This shipment rate compared to 34,000 and 85,000 units respectively in the three and nine months ended September 30, 2003.

During the three and nine month periods ended September 30, 2004 as compared to the same periods in 2003, we experienced an increase in our average selling prices for both our entry level and high end products. The increase in average selling prices was due to the introduction and market acceptance of our new generation products. In the fourth quarter of 2003, we introduced the TZ 170 as part of our entry-level product offering which provides a feature rich total security platform combining ease of use with the flexibility to meet the changing needs of small and medium-sized networks. In addition to new PRO product introductions over the past nine months, during the second quarter of 2004 we also introduced the PRO 5060 gigabit-class appliance as part of our product offering.

Factors That May Impact Net Product Sales

Net product sales may be adversely affected in the future by changes in the geopolitical environment and global economic conditions; sales and implementation cycles of our products; changes in our product mix; structural variations in sales channels; ability of our channel to absorb new product introductions; acceptance of our products in the market place; and changes in our supply chain model. These changes may result in corresponding variations in order backlog. A variation in backlog levels could result in less predictability in our quarter-to-quarter net sales and operating results. Net product sales may also be adversely affected by fluctuations in demand for our products, price and product competition in the markets we service, introduction and market acceptance of new technologies and products, and financial difficulties experienced by our customers. We may, from time to time, experience manufacturing issues that create a delay in our suppliers’ ability to provide specific components resulting in delayed shipments. To the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods when we and our suppliers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected.

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

License and Service Revenue

License and service revenue is comprised primarily of licenses and services such as node upgrades, intrusion prevention service, anti-virus protection, and content filtering services that are sold into the installed base of access security appliances. In addition, we generate license and service revenues from extended service contracts, licensing of our software, and professional services related to training, consulting and engineering services. We expect the market opportunity for our subscription products (in particular our intrusion prevention service, anti-virus, and content filtering services) sold to our installed base to increase as our installed base grows. We are dedicating increased sales and marketing resources to sell into our installed base, and we are also focusing resources on marketing renewals for existing subscriptions. In the three and nine months ended September 30, 2004, revenues from our primary subscription products increased to $3.5 million and $9.2 million, respectively from $2.6 million and $7.3 million during the three and nine months ended September 30, 2003. In the three and nine months ended September 30, 2004 revenue from service contracts increased to approximately $5.1 million and $12.4 million, respectively from $2.6 million and $6.5 million in the three and nine months ended September 30, 2003. The increase in subscription services and service contracts was primarily due to the increase in our installed based; increased marketing efforts; higher sales of software applications; and higher sales of subscription services sold in conjunction with our products.

Channel data

Our SonicWALL products are sold primarily through distributors who then resell our products to resellers and selected retail outlets. Distribution channels accounted for approximately 98% of total revenues in the three and nine months ended September 30, 2004, respectively, compared to 97% and 95% of total revenues in both the three and nine months ended September 30, 2003. Two of our distributors, Ingram Micro and Tech Data, both of which are major computer equipment and accessory distributors, combined account for approximately 40% and 37% of our revenue in the three and nine months ended September 30, 2004, respectively. Ingram Micro and Tech Data combined account for approximately 44% and 46% of our revenue in the three and nine months ended September 30, 2003, respectively. This year over year decrease as a percentage of total revenue is primarily due to increased sales activity in international markets where Ingram Micro and Tech Data do not represent as large a proportion of total products sold.

In addition to our distribution channels, we also sell our products to OEMs who sell our technologies under their brand names. Our OEM revenues decreased to $579,000 and $2.0 million in the three and nine months ended September 30, 2004 from $702,000 and $3.3 million in the three and nine months ended September 30, 2003, which primarily related to lower sales of our appliances to our OEM partners.

Geographic revenue data

	Three months ended September 30, (in thousands, except percentage data)			Nine months ended September 30, (in thousands, except percentage data)
	2003	2004	% Variance	2003	2004	% Variance
Americas	$17,880	$20,792	16%	$48,103	$65,044	35%
Percentage of total revenues	74%	71%		73%	69%
EMEA	3,803	4,180	10%	11,942	17,633	48%
Percentage of total revenues	16%	14%		18%	19%
APAC	2,438	4,413	81%	5,783	10,957	89%
Percentage of total revenues	10%	15%		9%	12%

Total revenues	$24,121	$29,385		$65,828	$93,634

The Americas included non-U.S. net sales of $484,000 and $463,000 for the three months ended September 30, 2004 and 2003, respectively. The Americas included non-U.S. net sales of $2.8 million and $1.1 million for the nine months ended September 30, 2004 and 2003, respectively.

The increase in revenues in the Americas was primarily due market acceptance of our new products combined with modest improvements in the economy which has resulted in increased IT spending over previously depressed levels. The increase in revenues in EMEA was primarily due to our efforts to realign our distribution channels in the region. We have focused our efforts on recruiting large distributors that have the infrastructure to sell a broader range of products in expanded territories. In addition, we have introduced new products in the region including the PRO 5060, which has a higher list price. Our larger distributors have made purchases in anticipation of demand for our latest generation products, leading to an increased level in the value of channel inventory in the EMEA region. To increase the percentage of revenue in international markets, we intend to support these larger distributors in EMEA with sufficient product to enable them to grow sales in the region. As a result, we plan on continually monitoring inventory levels in the channel to optimize lead times to meet customer demand. We believe the increase in revenues in APAC was primarily due to our efforts in strengthening relationships with our channel partners combined with increased marketing activities in the regions. In addition, the hiring of new sales management and dedicated senior sales personnel, has contributed to our growth in the APAC region.

Cost of Revenue

	Three months ended September 30, (in thousands, except percentage data)			Nine months ended September 30, (in thousands, except percentage data)
	2003	2004	% Variance	2003	2004	% Variance
Product	$7,373	$6,832	(7)%	$20,554	$22,936	12%
Gross margin	56%	62%		55%	64%
License and service	1,252	1,774	42%	4,207	4,876	16%
Gross margin	83%	84%		79%	84%
Amortization of purchased technology	1,135	1,135	0%	3,407	3,407	0%

Total cost of revenue	$9,760	$9,741		$28,168	$31,219

Note – Effect of amortization of purchased technology has been excluded from product and license and service gross margin discussions below.

Cost of Product Revenue; Gross Margin

Cost of product revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers, amortization of purchased technology related to our acquisitions of Phobos and RedCreek, and related overhead costs associated with our manufacturing operations personnel. Additionally, warranty costs and inventory provisions or write-downs are included in cost of product revenue. Cost of product revenue increased primarily as a result of increased overall shipments. We shipped approximately 37,000 and 116,000 units in the three and nine months ended September 30, 2004, compared to 34,000 and 85,000 units in the three and nine months ended September 30, 2003.

Gross margin from product sales increased to $11.3 million, or 62% of product revenue and $40.5 million, or 64% of product revenue, in the three and nine months ended September 30, 2004, respectively as compared to $9.4 million, or 56% of product revenue and $25.0 million, or 55% of product revenue, in the three and nine months ended September 30, 2003, respectively. The increase in product gross margin is primarily attributable to an increase in the attachment rate of higher margin subscription services as part of hardware sales. In addition, gross margin in the three and nine months ended September 30, 2003 was impacted by the write downs of inventory related to products made obsolete. We expect gross margins to continue to be challenged by continued price competition. We expect these effects to be moderated, however, by continued operational efficiencies, management of our cost structure and an improving macroeconomic outlook.

Cost of License and Service Revenue; Gross Margin

Cost of license and service revenue includes all costs associated with the production and delivery of our license and service products, including cost of packaging materials and related costs paid to contract manufacturers, technical support costs related to our service contracts, royalty costs related to certain subscription products, and personnel costs related to the delivery of training, consulting, and professional services. Cost of license and service revenue increased in the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003, as set forth in the table above. This increase was due primarily to technical support costs to support our increased service contract offerings combined with the increased installed base. To deliver services under these contracts, we outsourced a significant portion of our technical support function to third party service providers. In addition, we opened an additional support center during the fourth quarter of 2003. Gross margin from license and service sales increased to $9.5 million, or 84% of license and service revenues and $25.3 million, or 84%, in the three and nine months ended September 30, 2004 from $6.1 million, or 83% of license and service revenues and $16.1 million or 79% of license and service revenues in the three and nine months ended September 30, 2003. The increase in the gross margin percentage as well as gross margin in absolute dollars related primarily to a higher mix of our subscription services and software licenses, which generate higher gross margins.

Amortization of purchased technology

	Three months ended September 30, (in thousands, except percentage data)			Nine months ended September 30, (in thousands, except percentage data)
	2003	2004	% Variance	2003	2004	% Variance
Expense	$1,135	$1,135	0%	$3,407	$3,407	0%
Percentage of total revenue	5%	4%		5%	4%

Amortization of purchased technology represents the amortization of existing technology acquired in our business combinations accounted for using the purchase method. Purchased technology is being amortized over the estimated useful lives of four to six years. Amortization for both three month periods ended September 30, 2004 and September 30, 2003 primarily consisted of $1.1 million and $43,000 relating to the amortization of purchased intangibles associated with the acquisitions of Phobos and RedCreek, respectively. Amortization for both nine month periods ended September 30, 2004 and September 30, 2003 primarily consisted of $3.3 million and $130,000 relating to the amortization of purchased intangibles associated with the acquisitions of Phobos and RedCreek, respectively.

Future amortization to be included in cost of revenue based on current balance of purchased technology absent any additional investment is as follows (in thousands):

Fiscal Year
Remaining quarter of 2004	$1,136
2005	4,543
2006	3,860

Total	$9,539

Our gross margin has been and will continue to be affected by a variety of factors, including competition; the mix of products and services; new product introductions and enhancements; fluctuations in manufacturing volumes and the cost of components and manufacturing labor.

Operating Expenses

Research and Development

	Three months ended September 30, (in thousands, except percentage data)			Nine months ended September 30, (in thousands, except percentage data)
	2003	2004	% Variance	2003	2004	% Variance
Expense	$5,281	$5,732	9%	$14,686	$17,840	21%
Percentage of total revenue	22%	20%		22%	19%

Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products. For the three months ended September 30, 2004, the increase in absolute dollars was primarily as a result of increased personnel costs due to overall increase in headcount whereby salaries and related benefits increased by approximately $520,000. In addition, we created a compensation plan which is connected to the achievement of certain corporate goals whereby compensation costs increased by approximately $290,000. The increase in costs was offset by a decrease in prototype expenditures of approximately $280,000. For the nine months ended September 30, 2004, the increase in absolute dollars was primarily as a result of increased personnel costs due to overall increase in headcount whereby salaries and related benefits increased by approximately $2.44 million. In addition, we created a compensation plan which is connected to the achievement of certain corporate goals whereby compensation costs increased by approximately $740,000. In particular the increases during the three-month period and nine-month period ended September 30, 2004, was related to the development of new products and subscription services.

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

Sales and Marketing

	Three months ended September 30, (in thousands, except percentage data)			Nine months ended September 30, (in thousands, except percentage data)
	2003	2004	% Variance	2003	2004	% Variance
Expense	$9,220	$12,097	31%	$29,355	$35,866	22%
Percentage of total revenue	38%	41%		45%	38%

Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, costs related to customer support, travel, tradeshows, promotional and advertising costs, and related facilities costs. For the three months ended September 30, 2004, the increase in sales and marketing expenses is due to our expansion of international markets including increases in headcount, primarily in the areas of senior sales and marketing personnel, whereby salaries and related benefits increased by approximately $1.36 million. In addition, our co-op advertising costs and commissions expense increased by approximately $240,000 and $730,000, respectively, due to increase in revenues. Our travel related expenses increased by approximately $330,000 to support our expansion into international markets. For the nine months ended September 30, 2004 the increase in sales and marketing expenses is due to our expansion of international markets including increases in headcount, primarily in the areas of senior sales and marketing personnel, whereby salaries and related benefits increased by approximately $2.56 million. In addition, our co-op advertising costs and commissions expense increased by approximately $970,000 and $1.3 million, respectively, due to increase in revenues. Our travel related expenses increased by approximately $830,000 to support our expansion into international markets.

The decrease in the sales and marketing expense as a percentage of revenue for the nine months ended September 30, 2004 is due to the increase in revenues and realignment of resources. We expect to direct our sales and marketing expenses toward the expansion of domestic and international markets, introduction of new products and establishment and expansion of new distribution channels.

General and Administrative.

	Three months ended September 30, (in thousands, except percentage data)			Nine months ended September 30, (in thousands, except percentage data)
	2003	2004	% Variance	2003	2004	% Variance
Expense	$3,209	$3,339	4%	$8,617	$10,648	24%
Percentage of total revenue	13%	11%		13%	11%

For the three months ended September 30, 2004, the increase in general and administrative expenses was primarily due to a $320,000 increase in costs related to corporate governance. In addition, we created a compensation plan which is connected to the achievement of certain corporate goals whereby compensation costs increased by approximately $220,000. The increase in costs was offset by a decrease in personnel costs due to an overall decrease in headcount whereby salaries, related benefits, and recruiting fees decreased by approximately $400,000.

For the nine months ended September 30, 2004, the increase in general and administrative expenses was primarily due to a $750,000 increase in compensation costs related to a compensation plan created during 2004 which is connected to the achievement of certain corporate goals. In addition, our costs related to corporate governance increased by approximately $720,000. For the nine month period ended September 30, 2004 our legal expenses increased year over year approximately $325,000 as a result of cost associated with the defense of the securities class actions and shareholder derivative suit as more fully described in the section entitled “Legal Proceedings.”

We believe that general and administrative expenses will increase in absolute dollars and remain relatively stable as a percentage of total revenue as we incur costs related to new regulatory and corporate governance matters.

Amortization of Goodwill and Purchased Intangibles.

	Three months ended September 30, (in thousands, except percentage data)			Nine months ended September 30, (in thousands, except percentage data)
	2003	2004	% Variance	2003	2004	% Variance
Expense	$1,404	$786	(44)%	$4,214	$2,385	(43)%
Percentage of total revenue	6%	3%		6%	3%

Amortization of purchased intangibles represents the amortization of assets arising from contractual or other legal rights acquired in business combinations accounted for as a purchase except for amortization of existing technology which is included in cost of revenue. Purchased intangible assets are being amortized over their estimated useful lives of three to six years. The primary reason for the reduction in amortization expense in the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 was that certain intangibles from the Phobos acquisition reached the end of their useful life. Amortization for the three months ended September 30, 2004 primarily consisted of $698,000 and $6,000 relating to the amortization of purchased intangibles associated with the acquisitions of Phobos and RedCreek, respectively. Amortization for the three months ended September 30, 2003 primarily consisted of $1.3 million, $6,000, and $38,000 associated with the acquisitions of Phobos, RedCreek, and Ignyte, respectively. Amortization for the nine months ended September 30, 2004 primarily consisted of $2.1 million, $17,000, and $26,000 relating to the amortization of purchased intangibles associated with the acquisitions of Phobos, RedCreek, and Ignyte, respectively. Amortization for the nine months ended September 30, 2003 primarily consisted of $3.8 million, $17,000, and $115,000 associated with the acquisitions of Phobos, RedCreek, and Ignyte, respectively.

Future amortization to be included in operating expense based on current balance of purchased intangibles absent any additional investment is as follows (in thousands):

Fiscal Year
Remaining quarter of 2004	$703
2005	2,813
2006	2,450

Total	$5,966

Restructuring Charges

As discussed in the Notes to our Condensed Consolidated Financial Statements, we have implemented two restructuring plans – one initiated in the second quarter of 2002 and the second initiated in the second quarter of 2003. Our restructuring plans are designed to realign and reduce our cost structure and integrate certain company functions. The execution of the 2003 restructuring plan was significantly completed as of the second quarter of 2003. We recognized a restructuring charge related to the 2003 plan of approximately $1.5 million during the nine months ended December 31, 2003. During the nine months ended September 30, 2004, we recorded additional charges related to the 2003 restructuring plan totaling $84,000, consisting of $36,000 related properties vacated in connection with facilities consolidation and $48,000 related to workforce reductions. The restructuring plan resulted in the elimination of 43 positions worldwide. The overall result of the reduction in workforce was less than the total positions eliminated, as we made investments in personnel in research and development and in our sales and marketing organization. In addition, the restructuring plan resulted in the vacating of four facilities.

The execution of the 2002 restructuring plan was completed as of the second quarter of 2002, however, during the year ended December 31, 2003 we recorded additional restructuring charges totaling $354,000, consisting of $379,000 related to properties vacated in connection with facilities consolidation, offset by $25,000 reversal for severance accrual for an employee who has remained with the us. During the nine months ended September 30, 2004, we recorded additional restructuring charges related to the 2002 plan consisting of $56,000 related to properties vacated in connection with facilities consolidation, offset by $155,000 reversal for a favorable lease modification related to properties vacated in connection with facilities consolidation. The additional facilities charges resulted from revisions of our estimates of future sublease income due to the further deterioration of real estate market conditions and a favorable modification of an existing lease. The restructuring plan resulted in the elimination of 77 positions, all of which were eliminated as of December 31, 2002. In addition, the restructuring plan resulted in the vacating of three facilities. We may adjust our restructuring related estimates in the future, if necessary.

Stock-based Compensation.

	Three months ended September 30, (in thousands, except percentage data)			Nine months ended September 30, (in thousands, except percentage data)
	2003	2004	% Variance	2003	2004	% Variance
Expense	$38	$(75)	(297)%	$432	$105	(76)%
Percentage of total revenue	0%	0%		1%	0%

Stock-based compensation was $38,000 and $(75,000) for the three months ended September 30, 2003 and 2004, respectively. Amounts in the three month and nine month period ended September 30, 2004 relate to a modification of a stock option grant which is subject to variable accounting treatment, resulting in expense or contra-expense recognition each period, using the cumulative expense method. Amounts in the three and nine month period ended September 30, 2003 relate primarily to the recognition of stock compensation of unvested options assumed in the Phobos and RedCreek acquisitions.

Interest Income and Other Expense, Net.

Interest income and other expense, net consists primarily of interest income on our cash, cash equivalents and short-term investments, and was $1.1 million and $2.7 million for the three and nine month periods ended September 30, 2004, respectively compared to $891,000 and $3.2 million in the three and nine month periods ended September 30, 2003. The fluctuations in the short-term interest rates directly influence the interest income recognized by us. For the three months ended September 30, 2004, the increase was primarily due to the increase in our cash, cash equivalents and short-term investments offset by lower interest rates. For the nine months ended September 30, 2004, the decrease was primarily due to lower interest rates offset by the increase in our cash, cash equivalents and short-term investments.

Benefit from (Provision for) Income Taxes.

The provision for income taxes in the three months ended September 30, 2003 was $143,000 as compared to $169,000 in the three months ended September 30, 2004. The benefit from income taxes in the nine months ended September 30, 2003 was $1.7 million as compared to a provision of $354,000 in the nine months ended September 30, 2004. As of June 30, 2003 we have a full valuation allowance against our deferred tax assets because the determination was made that it is more likely than not that all deferred tax asset may not be realized in the foreseeable future due to historical operating losses. The net operating loss and research and development tax credit carryovers that make up the vast majority of the deferred tax assets will expire at various dates through the year 2023. Going forward, we will assess the continued need for the valuation allowance. After we have demonstrated profitability for a period of time and begin utilizing a significant portion of the deferred tax assets, we may reverse the valuation allowance, likely resulting in a significant benefit to the statement of operations in some future period. At this time, we cannot reasonably estimate when this reversal might occur, if at all.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2004, our cash, cash equivalents and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, increased by $18.2 million to $261.6 million as compared to an increase of $4.8 million to $237.7 million for the nine month period ended September 30, 2003. Our working capital increased for the nine months ended September 30, 2004 by $16.4 million to $236.1 million as compared to a decrease of $17.5 million to $216.3 million for the nine months ended September 30, 2003.

Operating Activities

For the nine months ended September 30, 2004, cash provided by operating activities totaled $7.9 million compared to $4.7 million in the same period of the prior year. For the nine-month period ended September 30, 2004, cash provided by operating activities was the result of net loss adjusted by non-cash items, increases in deferred revenue and accrued payroll and related benefits offset by increases in accounts receivables and inventory and a decrease in accounts payable. Deferred revenues increased due to increased sales of subscription services as well as an increase related to shipments to distributors whereby revenue is recognized on a sell-through method. Accounts receivable increased due to non-linearity of shipments combined with increase in revenues. Inventories increased due to increased manufacturing of new generation products in anticipation of demand. Accounts payable decreased due to the timing of payments to our vendors. Accrued payroll and related benefits increased primarily due to increased accruals made for our compensation plan for which payments will be made upon achievement of certain company goals. For the nine month period ended September 30, 2003, cash provided by operating activities was the result of collection of accounts receivables, increases in deferred revenue and decreases in inventory and prepaid expenses which was offset by payments of accrued liabilities, decreases in accounts payable and net loss adjusted by non-cash items.

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

Investing Activities

For the nine months ended September, 2004, we used cash from investing activities totaling $10.9 million, principally as a result of the net purchases of $8.9 million of short-term investments and $2.0 million used to purchase property and equipment. Net cash provided by investing activities for the nine months ended September 30, 2003 was $8.3 million, principally as a result of the net sale of $10.1 million of short-term investments offset by $1.8 million used to purchase property and equipment.

Financing Activities

Financing activities provided $12.6 million and $2.2 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in cash provided by financing activities relates to an increase in sales of common stock, due to an increase in quantity of stock options and employee stock purchase plan shares exercised for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003.

Financial Position

We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months. However, we may be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. We cannot assure you that additional equity or debt financing will be available on acceptable terms or at all. Our sources of liquidity beyond twelve months, in management’s opinion, will be our then current cash balances, funds from operations and whatever long-term credit facilities we can arrange. We have no other agreements or arrangements with third parties to provide us with sources of liquidity and capital resources beyond twelve months. We believe that future liquidity and capital resources will not be materially affected in the event we are not able to prevail in litigation for which we have been named a defendant as described in Note 8 to the financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have any debt, long-term obligations or long-term capital commitments. The following summarizes our principal contractual commitments as of September 30, 2004 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than one year	1 to 3 years	3 to 5 years
Operating lease obligations	$2,407	$1,014	$875	$518
Non-Cancelable Purchase obligations	$7,858	$7,858	$—	$—

We outsource our manufacturing function primarily to one third-party contract manufacturer. At September 30, 2004, we had purchase obligations to this vendor totaling approximately $9.0 million. Of this amount $6.1 million cannot be cancelled. We are contingently liable for any inventory owned by the contract manufacturer that becomes excess and obsolete. As of September 30, 2004, we had accrued $53,000 for excess and obsolete inventory held by our contract manufacturer. We are contingently liable for any inventory related to the non-cancelable purchase obligations in the event that the inventory becomes excess and obsolete.

RECENT ACCOUNTING PRONOUNCEMENTS

The information contained in Note 11 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q is hereby incorporated by references into this Part I, Item 2.

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

To date, sales to two distributors have accounted for a significant portion of our revenue. For the nine month period ended September 30, 2004, approximately 98% of our sales were to distributors and resellers, and sales through Ingram Micro and Tech Data accounted for approximately 17% and 20% of our revenue, respectively. In 2003, approximately 96% of our sales were to distributors and resellers, and sales through Ingram Micro and Tech Data accounted for approximately 23% and 20% of our revenue, respectively. In 2002, approximately 91% of our sales were to distributors and resellers, and sales through Ingram Micro and sales to Tech Data accounted for approximately 21% and 26% of our revenue, respectively. In addition, for the nine months ended September 30, 2004, our top 10 customers accounted for 56% of our total revenues. For the year ended December 31, 2003 and 2002, our top 10 customers accounted for 56% or more of total revenues. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. Although we have limited one-year agreements with Ingram Micro and Tech Data and certain other large distributors, these contracts are subject to termination at any time. We cannot assure you that any of these customers will continue to place orders with us, that orders by these customers will continue at the levels of previous periods or that we will be able to obtain large orders from new customers. If any of the foregoing should occur, our revenues will likely decline and our business will be adversely affected. In addition, as of September 30, 2004, Ingram Micro and Tech Data represented $2.3 million and $4.7 million, respectively of our accounts receivable balance, constituting 13% and 27%, respectively of our total receivables. As of December 31, 2003, Ingram Micro and Tech Data represented approximately $1.3 million and $1.4 million of our accounts receivable balance, constituting 14% and 15%, of total receivables, respectively. The failure of any of these customers to pay us in a timely manner could adversely affect our balance sheet, our results of operations and our creditworthiness, which could make it more difficult to conduct business.

If we are unable to compete successfully in the highly competitive market for Internet security products and services, our business will fail.

The market for Internet security products is worldwide and highly competitive. Competition in our market has significantly increased over the past year, and we expect competition to further intensify in the future. There are few substantial barriers to entry, and additional competition from existing competitors and new market entrants will likely occur in the future. Current and potential competitors in our markets include, but are not limited to, Check Point, Microsoft, Symantec, Cisco, Lucent Technologies, Nortel Networks, Nokia, Fortinet, WatchGuard Technologies and Juniper Networks, all of which sell worldwide or have a presence in most of the major markets for such products.

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

The average selling prices for our products may decline as a result of competitive pricing pressures, a change in our product mix, anticipation of introduction of new products, promotional programs and customers who negotiate price reductions in exchange for longer-term purchase commitments. In addition, competition has increased over the past year, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Furthermore, we anticipate that the average selling prices and gross margins for our products will decrease over product life cycles. We cannot assure you that we will be successful in developing and introducing on a timely basis new products with enhanced features, or that these products, if introduced, will enable us to maintain our average selling prices and gross margins at current levels. If the average selling price of individual products decline, our revenue may decline and our operating results may be adversely affected.

We have difficulty predicting our future operating results or profitability due to volatility in general economic conditions and the Internet security market and a shortfall in revenues may harm our operating results.

Overall weakness in the general economy and volatility in the demand for Internet security products are two of the many factors underlying our inability to predict our revenue for a given period. We base our spending levels for product development, sales and marketing, and other operating expenses largely on our expected future revenue. A large proportion of our expenses are fixed for a particular quarter or year, and therefore, we may be unable to decrease our spending in time to compensate for any unexpected quarterly or annual shortfall in revenue. As a result, any shortfall in revenue could adversely affect our operating results. For the year ended December 31, 2003, we reported a net loss of $17.7 million. For the nine months ended September 30, 2004, we reported a net loss of $2.0 million. We do not know if we will be able to achieve profitability in the future.

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

International revenue represented 31% of total revenue for the nine months ended September 30, 2004, 30% of total revenue in 2003, and 34% of total revenue in 2002. We expect that international revenue will continue to represent a substantial portion of our total revenue in the foreseeable future. Our risks of doing business abroad include our ability to maintain distribution relationships on favorable terms, and if we are unable to do so, revenue may decrease from our international operations. Because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. The weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. We are subject to the risks of conducting business internationally, including potential foreign government regulation of our technology, general geopolitical risks associated with political and economic instability, changes in diplomatic and trade relationships, and foreign countries’ laws affecting the Internet generally.

Delays in deliveries from our suppliers could cause our revenue to decline and adversely affect our results of operations.

Our products incorporate certain components or technologies that are available from single or limited sources of supply. Specifically, our products rely upon components from companies such as, Motorola, Toshiba, IBM, Intel, Cavium, and Broadcom. We do not have long-term supply arrangements with any vendor, and any disruption in the supply of these products or technologies may adversely affect our ability to obtain necessary components or technology for our products. If this were to happen, our product shipments may be delayed or lost, resulting in a decline in sales and a loss of revenue. In addition, our products utilize components that have in the past been subject to market shortages and price fluctuations. If we experience price increases in our product components, we will experience declines in our gross margin.

We depend on partners to provide us with the anti-virus and content filtering software, and if they experience delays in product updates or provide us with products of substandard quality, our revenue may decline and our products are services may become obsolete.

We have arrangements with partners to license their anti-virus and content filtering software. Anti-virus and content filtering revenue accounted for 10%, 6% and 7% of total revenue for the nine months ended September 30, 2004, and for the years ended December, 31, 2003 and 2002, respectively. Our partners may fail to provide us with updated products or experience delays in providing us with updated products. In addition, our partners may provide us with products of substandard quality. If this happens, we may be unable to include these anti-virus and content filtering products in the products that we sell to our customers or our products might not contain the most advanced technology. Consequently, our customers may purchase products from one of our competitors, or sales to our customers may be delayed. In such a case, our revenues will be adversely affected.

We rely primarily on one contract manufacturer for the majority of our product manufacturing and assembly, and if we cannot obtain its services, we may not be able to ship products.

We outsource much of our hardware manufacturing and assembly to one third-party manufacturer and assembly house, FLASH Electronics Inc. FLASH Electronics manufactures many of our products in both the U.S. and China. We do not have a long-term manufacturing contract with this vendor, and our operations could be disrupted if we have to switch to a replacement vendor or if our hardware supply is interrupted for an extended period. In addition, we provide forecasts of our demand to FLASH Electronics six to nine months prior to scheduled delivery of products to our customers. If we overestimate our requirements, FLASH Electronics may have excess inventory, which would increase our costs. If we underestimate our requirements, FLASH Electronics may have an inadequate component inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. Financial problems of our contract manufacturer or reservation of manufacturing capacity by other companies, inside or outside of our industry, could either limit supply or increase costs. We may also experience shortages of components from time to time, which also could delay the manufacturing of our products. If any of the foregoing occurs we could lose customer orders and revenue could decline.

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

We have entered into arrangements with original equipment manufacturers (“OEMs”) to sell our products, and these OEMs sell our technologies under their brand name. Our OEM revenues represented approximately 2%, 4%, and 9% of total revenues for the nine months ended September 30, 2004, and for the years ended December 31, 2003 and 2002, respectively. Some of our OEM partners are also competitors of ours, as those OEM partners have developed their own products that will compete against the products jointly produced by our OEM partners and us. This increased competition could result in decreased sales of our product to our OEM customers, decreased revenues, lower prices and/or reduced gross margins. If any of the foregoing occurs, our business may suffer.

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

Although we did not make any acquisitions during the nine months ended September 30, 2004, or in 2003 or 2002, we may make acquisitions or investments in other companies, products or technologies in the future. If we acquire other businesses in the future, we will be required to integrate operations, train, retain and motivate the personnel of these entities as well. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners.

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

In particular, in response to terrorist activity, governments could enact additional regulation or restrictions on the use, import or export of encryption technology. Additional regulation of encryption technology could delay or prevent the acceptance and use of encryption products and public networks for secure communications. This might decrease demand for our products and services. In addition, some foreign competitors are subject to less stringent controls on exporting their encryption technologies. As a result, they may be able to compete more effectively than we can in the domestic and international network security market.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In addition, it is difficult for management to predict how long it will take to complete the assessment of the effectiveness of the Company’s internal control over financial reporting. This results in a heightened risk of unexpected delays to completing the project on a timely basis. In the event that our chief executive officer, chief financial officer or independent auditors determine that our internal controls over financial reporting are not effective as defined under Section 404, we cannot predict how the market or regulators will react.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rates risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we classified our short-term investments as available-for-sale. Consequently, investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. As of September 30, 2004, our cash, cash equivalents and short-term investments included money-markets securities, corporate bonds, municipal bonds and commercial paper which are subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates change prior to maturity.

As stated in our investment policy, we are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default and market risk. We mitigate default risk by investing in only investment-grade instruments. We do not use derivative financial instruments in our investment portfolio.

The majority of our short-term investments maturing in more than one year are readily tradeable in 7 to 28 days. Due to this and the short duration of the balance of our investment portfolio, we believe an immediate 10% change in interest rates would be immaterial to our financial condition or results of operations.

The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted average interest rates as of September 30, 2004:

	Maturing In
	Less than one year	More than one year	Total
	(in thousands, except percentage data)
Short-term investments	$162,020	$59,551	$221,571
Weighted average interest rate	1.85%	2.40%

Foreign currency risk

We consider our exposure to foreign currency exchange rate fluctuations to be minimal. We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars. For the nine months ended September 30, 2004, we earned approximately 31% of our revenue from international markets, which in the future may be denominated in various currencies. As a result, in the future our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. In addition, because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future. In addition, we have minimal cash balances denominated in foreign currencies. We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our chief executive officer and our chief accounting officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief accounting officer have concluded that our disclosure controls and procedures are sufficiently effective, except as discussed below, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives.

Our independent auditors have advised us and the Company’s Audit Committee, in connection with the completion of their review of the fiscal third quarter of 2004, that they had identified certain matters involving the operation of our internal controls that they consider to be a material weakness. As a result of the logistical oversight by one of our primary freight carriers, a material shipment of products was not picked up by the carrier in a timely manner on the last day of the calendar quarter. This error was not detected by our internal controls over financial reporting and was noted by our independent auditors. Our independent auditors also noted that a certain sales transaction that occurred during fiscal third quarter of 2004 did not adequately meet criteria that persuasive evidence of an arrangement existed. In both instances, the Company concurs with these conclusions and is in the process of implementing appropriate changes to our internal controls designed to detect such errors in the future. The adjustments associated with the findings of our independent auditors were made prior to the public release of our results of the fiscal third quarter of 2004 and do not affect previously announced results.

Other than described above, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in the section entitled “Legal proceedings” in Note 8 of Part I, Item 1 of this Form 10-Q is hereby incorporated by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Number	Description
10.1	SonicWALL, Inc. Stock Option Agreement dated July 29, 2004

10.2	SonicWALL, Inc. Stock Option Agreement dated July 29, 2004

10.3	SonicWALL, Inc. Matthew Medeiros Employment Agreement as amended and restated July 29, 2004

10.4	SonicWALL, Inc 1998 Stock Option Plan Amendment to Outside Director Stock Option Agreements dated July 29, 2004

10.5	SonicWALL, Inc. Stock Option Agreement dated July 29, 2004

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15-(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Securities Exchange Act Rules 13a(15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California.

SONICWALL, INC.

By:	/s/ Robert Knauff
Robert Knauff Vice President of Finance and Corporate Controller (Chief Accounting Officer and Authorized Signer)

Dated: November 9, 2004

INDEX TO EXHIBITS

Number	Description
10.1	SonicWALL, Inc. Stock Option Agreement dated July 29, 2004

10.2	SonicWALL, Inc. Stock Option Agreement dated July 29, 2004

10.3	SonicWALL, Inc. Matthew Medeiros Employment Agreement as amended and restated July 29, 2004

10.4	SonicWALL, Inc 1998 Stock Option Plan Amendment to Outside Director Stock Option Agreements dated July 29, 2004

10.5	SonicWALL, Inc. Stock Option Agreement dated July 29, 2004

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15-(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Securities Exchange Act Rules 13a(15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002