Form 10-K
period 2004-12-31
SONICWALL INC
filed 2005-03-21
CIK 1093885

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Name of Exchange on Which Registered

None	None
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
Common Stock (no par value)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter for the year 2004 (June 30, 2004), was $610,275,367. Shares of common stock held by each executive officer and director have been excluded because such persons may, under certain circumstances, be deemed to be affiliates. The determination of affiliate or executive officer status is not necessarily conclusive for other purposes.
      The number of shares of the registrant’s common stock outstanding on February 28, 2005 was 64,742,575.
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
Overview
      SonicWALL designs, develops, manufactures and sells integrated network security, mobility, and productivity solutions for small to medium size networks used in enterprises, e-commerce, education, healthcare, retail point-of-sale, and government markets. Our Internet security infrastructure products are designed to provide secure Internet access to both wired and wireless broadband customers, enable secure Internet-based connectivity for distributed organizations, and process secure transactions for enterprises and service providers. We believe our access security appliances provide high-performance, robust, reliable, easy-to-use and affordable Internet firewall security and virtual private networking (“VPN”) functionalities. Additionally, our Internet security products are designed to make our customers more productive and more mobile, while still maintaining a high level of security. As of December 31, 2004, we have sold more than 600,000 of our Internet security appliances worldwide. We also sell value-added security application services for our security appliances, including content filtering, anti-virus protection and intrusion prevention on an annual subscription basis. In addition, we license software packages such as our Global Management System (“GMS”) and our Global VPN Client. Our Global Management System enables distributed enterprises and service providers to manage and monitor a large number of SonicWALL Internet security appliances and deploy our security services from a central location to reduce staffing requirements, speed deployment and lower costs. Our Global VPN Client provides mobile users with a simple, easy-to-use solution for securely accessing the network. We also sell transaction security products designed to provide high-performance Secure Sockets Layer (“SSL”) acceleration and offloading, enabling service providers and enterprises to deploy e-commerce and web-based applications without degrading web server performance. Our products and services are primarily sold, and our software licensed, on an indirect basis through two-tiered distribution, first to distributors and then to value-added resellers, who then sell to end customers.
      Our SonicWALL product line and associated service and software offerings provide our customers with comprehensive integrated security including firewall, VPN, anti-virus, intrusion prevention, content filtering and SSL encryption and decryption functionality, giving users affordable Internet security and secure Internet transactions. SonicWALL delivers appliance solutions that we believe are high-performance, easy to install and cost-effective. With current suggested retail prices ranging from $395 to $15,995, our products are designed to assist customers to reduce life cycle costs for Internet security. By using an embedded single purpose operating system and a solid state hardware design, our products maximize reliability and uptime. The SonicWALL access security products can be used in networks ranging in size from one to more than 15,000 users and are compatible with VPN technology industry standards.

      SonicWALL was initially incorporated in California in 1991 as Sonic Systems. In August 1999, we changed our name to SonicWALL, Inc. References in this report to “we,” “our,” “us,” and “the Company” refer to SonicWALL, Inc. Our principal executive offices are located at 1143 Borregas Avenue, Sunnyvale, California 94089, and our telephone number is (408) 745-9600.
Industry Background

Growth of Internet Usage and Acceptance
      Businesses and consumers access the Internet for a wide variety of uses including communications, information gathering and commerce. Businesses and enterprises of all sizes have accepted the Internet as a critical yet affordable means of achieving global reach and brand awareness, allowing access and shared information among a large number of geographically dispersed employees, customers, suppliers and business partners. The Internet has become a particularly attractive solution for small and medium size businesses due to its cost effectiveness and ease-of-use. Larger enterprises also connect their internal networks to the Internet allowing for greater and quicker communications and expanded operations. Many of today’s larger enterprises also have branch offices, mobile workers and telecommuters who connect electronically to the corporate office and each other. The Internet has also become a vital tool of information access and communication for schools, libraries, government agencies and other institutions.

Increasing Use of Broadband Access Technologies
      The connection speed by which individuals and businesses and enterprises of all sizes connect to the Internet is increasing. Small to medium enterprises, branch offices and consumers are shifting from dial-up connections to substantially faster, always-on broadband connections such as digital subscriber lines (“DSL”) and cable Internet access. Larger enterprises have begun to move from T1 connectivity to T3 connectivity, and in some cases to OC-3 connectivity. These broadband connections allow for exponentially faster Internet access among many simultaneous users. Additionally, as Internet access speeds increase, both network bandwidth and network traffic speeds have significantly increased, further reflecting the ubiquity and the importance of the Internet to business operations

Importance of Internet Security
      We believe Internet security is essential for businesses and enterprises due to the large amount of confidential information transmitted or accessible over the Internet. Broadband technologies, including DSL and cable, are always connected to the Internet. This constant connectivity increases the risk that confidential information and other proprietary or otherwise sensitive information might be compromised by computer hackers, identity thieves, disgruntled employees, contractors or competitors. In addition, business or enterprise data and networks become increasingly vulnerable to security threats and sophisticated attacks as the number of connections to the Internet increase, through satellite offices or telecommuters, and the volume of confidential information accessible through the Internet increases. Breaches of network security are costly to a business, financially and from the lost productivity resulting from network and computer down-time. We believe that many enterprises are aware of the need to increase their network security budget to address these concerns; thereby increasing the confidence of users that transactions over the Internet are secure.
      The market for Internet security products includes a variety of applications to address network vulnerabilities and protect confidential data during transmission and access. These applications include, among others, firewalls, VPN access products, anti-virus solutions, intrusion prevention, content filtering and SSL encryption.

Acceptance of Firewall Solutions for Internet Security
      As network connection speeds and bandwidth have increased, and as more complex forms of data are transmitted by and within enterprises, reliable security solutions have developed that emphasize high rates of data transfer while maintaining the integrity and security of network data. Enterprises of all sizes require a broad array of high performance, cost-effective products to secure their networks, delivering firewall protection and VPN connectivity to both the central office headquarters and for the perimeter branch offices and telecommuters.
      We believe that hardware-based security appliances have overcome many of the shortcomings of software-based solutions. Software-based security solutions can be difficult to install and manage, often requiring dedicated and highly-skilled in-house information technology (“IT”) personnel. Additionally, software security solutions can also be difficult to integrate within networks, often requiring installation of dedicated server equipment and the use of complex load balancing switches to ensure a reliable, high-speed connection. Hardware security solutions can overcome many of these limitations by integrating firewall, VPN, anti-virus, intrusion prevention and content filtering into one easy-to-deploy device that is interoperable with other Internet Protocol Security (“IPSec”) devices. These hardware solutions can remain current through automatic update services.

Importance of Productivity and Mobility
      As security becomes a more visible component of network IT spending, the need to demonstrate a return on investment can influence the relative attractiveness of our solutions. This trend among our end users has encouraged us to develop and position our solutions to underscore productivity benefits. For example, content filtering can be used in an office environment to prevent employees from surfing on shopping or sports sites during business hours in addition to blocking objectionable material. As networks become more accessible to vendors, suppliers, customers, partners and employees on the road or at remote locations, the need for mobile solutions that are secure also increases. Our approach to mobility extends from wireless solutions to remote secure access through VPN tunnels.

The Advent of Secure Virtual Private Networks (VPNs)
      Large and small enterprises utilize VPNs in the place of more costly private, dedicated networks or leased lines. VPNs allow for two or more individual networks to be linked creating one large private network. The private network is “virtual” because it leverages the public Internet as the network infrastructure. Enterprises use VPNs to achieve a variety of objectives. Telecommuters and traveling workers can access a corporate network to work from their out-of-office locations using remote access VPN. Satellite and branch offices can connect to the home office network using site-to-site VPNs. An enterprise can connect with its business partners, suppliers and customers utilizing an Extranet VPN. These VPN connections must be secure from unauthorized access and safe from unauthorized alteration. To secure a VPN, information traveling between the locations is encrypted and authenticated, typically using the IPSec protocol. To help deliver the desired quality and security levels, businesses and enterprises can monitor and prioritize network traffic for business-critical applications and allocate bandwidth for specific traffic, typically using customer premise equipment encryption and authentication products.
      In a distributed business model, branch offices and point-of-sale (POS) locations extend a company’s reach into key markets. To realize these benefits, the communication link must be available at all times and be able to support the businesses applications. VPN solutions help companies establish centralized control over branch offices, POS locations, or remote kiosks providing the robust security and performance needed for business continuance. A traditional site-to-site connection often requires the leasing of expensive, dedicated data lines that are difficult to deploy and manage. With the advent of affordable broadband and standards-based VPN, organizations can deploy secure remote access via Internet connections. With today’s VPN technology and broadband connections, enterprises of any size may use the Internet to securely communicate with their multiple locations.

Need for Anti-Virus, Intrusion Prevention and Content Filtering Solutions
      In the 2004 Computer Security Institute Computer Crime and Security Survey the two most common forms of attack or abuse reported were virus outbreaks and insider abuse of network access. In addition to lost productivity, companies and their customers and partners are vulnerable to severe financial losses. This reality has been underscored by the rapid infection of many users through widespread and highly publicized virus outbreaks affecting business networks around the globe. We believe that concerns about issues such as employee productivity, legal liability and network bandwidth continue to fuel the growth of content filtering. Enterprises are deploying anti-virus protection, content filtering and intrusion prevention solutions across the enterprise and expending technical resources to keep these defenses updated against the latest virus threats and objectionable or inappropriate content.

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
      The growth of e-commerce on the Internet and the need for secure transactions has created increased loads on web servers, which are typically equipped with general purpose central processing units (“CPUs”). These servers were not designed to handle the processing requirements of SSL transactions and as a result, their performance, as measured by the number of transactions per second (“TPS”) that can be processed simultaneously, declines considerably with the use of SSL. The need to improve the performance of servers processing e-commerce transactions has typically been addressed by installing an SSL acceleration board within the server. While these solutions increase performance, they continue to utilize the host CPU for a portion of the transaction processing, and therefore do not fully optimize the server’s performance. We believe a more effective solution is to install an Internet appliance that fully offloads and accelerates the SSL encryption and decryption processes, thereby leaving the server free to process the unencrypted portions of the transaction and all other traffic at maximum performance. In addition, as enterprises utilize highly specialized network equipment, such as content switches, load balancers and caching appliances to provide maximum performance for high traffic web sites and Internet applications, we believe they are also seeking specialized products to address SSL encryption and decryption acceleration and offloading within these network architectures.
The SonicWALL Solutions
      SonicWALL provides comprehensive Internet security solutions that include access security and transaction security products, value-added security applications, training, consulting and support services. Our access security product line provides cost effective and high performance Internet security solutions to small, medium and large enterprise customers in commercial, healthcare, education and government markets. Our transaction security products enable our target enterprise and service provider customers to process large volumes of secure transactions using SSL technology without compromising the performance of their e-commerce or e-business applications.
      SonicWALL products are designed to provide comprehensive Internet security for (1) networks ranging in size from one to more than 15,000 users (2) enterprises having branch offices, telecommuting employees or POS locations and (3) e-commerce applications that handle millions of secure transactions daily. Our security appliances span a wide range of requirements, from single-user set-top appliances to rack-mounted enterprise-class units capable of supporting thousands of users. Our products vary to accommodate the number of supported users, the number of transactions handled, the number of ports and feature options such as anti-virus protection, content filtering and intrusion prevention, as well as management tools that enable our customers to easily manage SonicWALL appliances installed throughout their networks. Our transaction security products include appliance-based solutions, which can be deployed in sophisticated networks requiring the highest levels of transaction performance. Our SSL appliances enable web sites to maintain performance levels while processing a growing number of secure transactions.
      In addition to serving the security needs of the small to medium enterprises, SonicWALL access security products are sold as security solutions for large, distributed enterprises and their branch offices, POS locations and telecommuters. Our access security products are designed to be compatible with industry VPN technology standards. We believe SonicWALL transaction security products provide a solution for enterprises and service providers who are deploying high-performance e-commerce applications.
      As of December 31, 2004, we have sold more than 600,000 of our Internet security appliances worldwide. The SonicWALL product line provides our customers with the following key benefits:

•	High-Performance, Scalable and Robust Access Security. The SonicWALL product line provides a comprehensive integrated security solution that includes firewall, VPN, anti-virus, intrusion prevention and content filtering. Our access security products protect private networks against Internet-based theft, destruction or modification of data, and can automatically notify customers if their network is under certain types of attack. SonicWALL has been awarded the internationally recognized International Computer Security Association (“ICSA”) Firewall Certification. Our VPN products enable affordable, secure communications among remote offices, mobile employees and business partners over the Internet. Our anti-virus services provide comprehensive virus protection with automatic updates and minimal administration. Our content filtering service enables customers such as businesses, schools, government agencies and libraries to restrict access to objectionable or inappropriate web sites.

•	High-Performance, Robust Transaction Security. The SonicWALL product line also includes SSL acceleration and offloading products which completely offload SSL processing, thereby increasing server performance. This increased server performance allows enterprises and service providers to accelerate e-commerce transactions. By accelerating and offloading the processing of secure e-commerce transactions, our SSL products allow web sites to handle significantly higher volumes of customer traffic.

•	Ease of Installation and Use. The SonicWALL product line delivers “plug-and-play” appliances designed for easy installation and use. Installation consists of connecting a SonicWALL device between the private network and the broadband Internet access device for our access security products and in front of the e-commerce web server for our transaction security products. SonicWALL products are easily configured and managed through a web browser-based interface or through our Global Management System. No reconfiguration of any personal computer application is required. Our access security products are pre-configured to interface with major Internet access technologies, including cable, DSL, Integrated Services Design Network (“ISDN”), Frame Relay and T-1 via Ethernet. Our transaction security products are compatible with major web server and e-commerce software products and are designed to operate in the most sophisticated and highest traffic network architectures.

•	Low Total Cost of Ownership. The SonicWALL product design minimizes the purchase, installation and maintenance costs of Internet security. The suggested retail prices of our access security products begin at $395 and scale up with products and features that span a wide array of customer requirements. Our affordable, easy-to-manage Internet security appliances also enable customers to avoid employee expenses that may otherwise be required to implement and maintain an effective Internet security solution.

•	Reliability. The SonicWALL product design maximizes reliability and uptime. Our products use an embedded single purpose operating system and a solid state hardware design. Some competitive product offerings consist of software installed on general-purpose host computers that use the Windows NT or UNIX operating systems. General-purpose operating systems are designed to run multiple applications, creating an environment less dedicated to security. In such circumstances we believe the probability of random system crashes may increase. Moreover, since general-purpose computers contain many moving parts, such as hard disk drives, floppy drives, fans and switching power supplies, they are more prone to hardware failures over time. Such software and hardware failures may compromise Internet security.

Strategy
      Our goal is to extend our leadership position by continuing the transition to a comprehensive provider of integrated security, productivity and mobility solutions. We plan to accomplish our goal by focusing on Value Innovation, the process whereby we deliver solutions with price-performance advantages.
      Key elements of our strategy include:

•	Global Growth. We plan to focus our investment in those geographical areas that can return the growth rates consistent with a global high-tech organization. Part of the global growth initiative also includes taking advantage of supply chain improvements wherever possible. We believe that this type of alignment of our resources will strengthen our global position.

•	Continue to Develop New Products. We intend to use our product design and development expertise to produce outstanding solutions that deliver value to our end-users.

•	Continuous Cost Reduction. We anticipate that the hardware appliance business will continue to operate under the same economic pressures common to the IT industry generally. The constraints include constant pressure for improved price-performance. We intend to be vigorous in our pursuit to lower costs in all aspects of our business. Supply chain improvements and overall continual business process improvement are key components of this initiative. We believe that the associated cost reductions will strengthen our market position and assist us in penetrating new markets.

•	Strengthen Our Indirect Channel. Our target markets are generally served by a two-tier distribution channel. We believe we have successfully penetrated these markets with large scale distributors at the hub of our model and over 10,000 value-added resellers and systems integrators forming a distribution web that covers over 50 countries. We intend to continue to implement programs designed to enhance our competitive position through distributors and value added resellers.

•	Increase Services and Software Revenue. We intend to continue to develop new service and licensed software offerings to generate additional revenue from our installed base and provide additional functionality ancillary to our product sales. We currently offer integrated gateway anti-virus, client anti-virus, intrusion prevention and content filtering subscription services. We also offer fee-based customer support services and training to our customers. We have dedicated sales and marketing personnel and programs that focus on selling these services, as well as add-on products to our existing base of customers.
Products and Services
      SonicWALL provides comprehensive Internet security solutions that include access security and transaction security products, value-added security applications, and training, consulting and support services. Our access security product line provides cost effective and high performance Internet security solutions to small, medium and large enterprise customers in commercial, healthcare, education and government markets. Our transaction security products enable our target enterprise and service provider customers to process large volumes of secure transactions using SSL technology without compromising the performance of their e-commerce or e-business applications.
      Our Global Management System (“GMS”) enables distributed enterprises and service providers to manage and monitor a large number of SonicWALL Internet security appliances and deploy our security services from a central location to speed deployment, reduce staffing requirements and lower costs.
Access Security Features
      SonicWALL access security products include high performance, solid-state Internet security appliances are designed to provide integrated security to meet the needs of the individual telecommuter through a large distributed enterprise. SonicWALL Internet security appliances share a common set of Internet security features that have been tailored to meet the needs of our target markets:
      Deep Packet Inspection Firewall Security. Our firewall technology is designed to protect private networks against Internet-based theft, destruction or modification of data, and automatically notifies customers if their networks are under attack. SonicWALL has been awarded the internationally recognized ICSA Firewall Certification. In addition, the firewall technology in our products detects and thwarts certain “denial of service” attacks and deliver intelligent, real-time network security protection against sophisticated application layer and content-based attacks.
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
Internet Gateway Appliances
      SonicWALL Internet gateway appliances vary with respect to the number of supported users, the number of ports, product features, processor speed and scalability. During 2003 and 2004 we introduced a new generation of products for both our PRO Series appliances as well as our TZ Series appliances.
      SonicWALL’s current generation line of Internet gateway appliances includes:
      SonicWALL TZ 150. This Internet security appliance delivers layered protection to small and home offices through an integrated deep packet inspection firewall/VPN in an easy-to-use, low cost platform. Its compact form factor includes a single Ethernet WAN port and four-port LAN switch, allowing multiple devices to connect safely to the network.
      SonicWALL TZ 170 and TZ 170 Wireless. This Internet security appliance is designed to provide a total security platform, delivering network security, flexibility and reliability to home, small, remote and branch offices. This high performance deep packet inspection firewall/VPN ships in multiple node configurations and offers a choice between absolute ease-of-use for basic networks and ultimate flexibility for networks with more complex needs. The functionality of the TZ 170 is extended by the integrated 5-port medium dependent interface crossover (“MDIX”) switch allowing multiple computers to be networked together. The TZ 170 Wireless provides all the same features plus wireless connectivity over 802.11b/g ratio.
      SonicWALL TZ 170 SP and TZ 170 SP Wireless. This Internet security appliance is designed to provide a total security platform ensuring continuous network uptime for critical, secure data connectivity through integrated and automated broadband and analog failover and failback technologies. This high performance deep packet inspection firewall/ VPN offers automated broadband-to-broadband-to-analog WAN redundancy for unparalleled network uptime. The TZ 170 SP Wireless provides all the same features plus secure 802.11b/g wireless connectivity.

      SonicWALL PRO 1260. This Internet security appliance is designed to provide a total security and switching platform delivering network security and flexibility to small business and remote office networks through an integrated deep inspection firewall/ VPN and wire-speed 24-port, auto-MDIX Layer 2 switch.
      SonicWALL PRO 2040. This Internet security appliance is designed to provide a comprehensive network security, mobility and productivity solution utilizing a high performance architecture to deliver business-class firewall and VPN performance, advanced features and configuration flexibility in a rack-mounted appliance. The PRO 2040 includes a high performance architecture with a deep packet inspection firewall and 3DES/ AES VPN.
      SonicWALL PRO 3060. This Internet security appliance is designed to provide a total security platform for complex networks, utilizing six fully configurable Ethernet interfaces to provide cost-effective, enterprise-class firewall throughput and VPN concentration. The PRO 3060 is powered by the SonicOS 2.0 firmware which provides hardware fail-over, wide-area network (“WAN”) ISP fail-over and an automated secondary VPN gateway, ensuring continuous network uptime. This product can support up to 128,000 concurrent sessions, 25 VPN client sessions for remote users and 500 to 1,000 VPN site-to-site connections.
      SonicWALL PRO 4060. This Internet security appliance is designed to provide all of the features of the PRO 3060, but increases the concurrent sessions to 500,000, VPN client sessions for remote users to 1,000 and VPN site-to-site connections to 3,000.
      SonicWALL PRO 5060. This Internet security appliance is a high performance, multi-service security gateway for medium-to-large networks integrating gigabit-class firewall, VPN, intrusion prevention, anti-virus and content filtering into a single platform that is designed to be easy to install and manage. The PRO 5060 is powered by high performance architecture delivering 1+ Gbps deep packet inspection firewall and 500 Mbps 3DES/ AES VPN throughput.
      SonicWALL Content Security Manager. We believe our Content Security Management solutions enhance the security of the network and the productivity of the workforce. Built on SonicWALL’s security technology, these appliance-based solutions integrate seamlessly into virtually any network environment to deliver scalable, cost-effective content management. The SonicWALL Content Security Manager 2100 CF delivers appliance-based Internet filtering that enhances security and employee productivity, optimizes network utilization and mitigates legal liabilities by managing access to objectionable Web content.
Security Application and Services
      SonicWALL Internet security appliances integrate seamlessly with our line of value-added security applications to provide a complete Internet security solution. With SonicWALL’s integrated security applications and services, we believe users can reduce the integration and maintenance problems that often result from sourcing, installing, and maintaining security products and services from multiple vendors.
      SonicWALL Global VPN Client. Our virtual private networking capabilities enable affordable and secure communications over the Internet between geographically dispersed offices, workers and partners.
      SonicWALL Content Filtering Service. Our content filtering service enables businesses, families, schools and libraries to control access to objectionable or inappropriate web sites. SonicWALL can filter Internet content by uniform resource locator (“URL”), keyword or application type. We offer a content filtering subscription service that provides a list of objectionable web sites that is automatically updated on an hourly basis.
      SonicWALL Anti-Virus. Our anti-virus subscription service can ease the challenges of installing and maintaining anti-virus protection throughout an enterprise and across a distributed network. This SonicWALL service integrates with our security appliances to deploy and maintain anti-virus software for each user on the network without the need for desktop-by-desktop installation, configuration and maintenance. Automatic anti-virus updates insulate all network nodes from new virus outbreaks.
      SonicWALL Gateway Anti-Virus and Intrusion Prevention. SonicWALL Gateway Anti-Virus and Intrusion Prevention Service integrates gateway anti-virus and intrusion prevention to deliver intelligent, real-

time network security protection against sophisticated application layer and content-based attacks. Utilizing a configurable, high performance deep packet inspection architecture, SonicWALL Gateway Anti-Virus and Intrusion Prevention Service is designed to secure the network from the core to the perimeter against a comprehensive array of dynamic threats including viruses, worms, Trojans and software vulnerabilities such as buffer overflows, as well as peer-to-peer and instant messenger applications, backdoor exploits, and other malicious code.
Transaction Security Products
      Our transaction security products utilize SSL technology and high-performance ASIC designs to provide high levels of performance and security for businesses and service providers. We believe SonicWALL SSL products are capable of boosting e-commerce web site performance by offloading the processing burden of SSL transactions. We believe SonicWALL’s SSL products deliver transaction security for the enterprise, e-commerce and service provider markets.
      SonicWALL SSL Appliances. Our SSL appliances are designed to easily install in front of any web server or cluster tasked with secure transaction processing. These appliances are designed to provide web server independence to eliminate the requirement to configure secure processing properties on the host application. The SSL appliances include redundant power supplies and a fail-over port for high availability SSL processing.
Global Security Management Applications
      Today, enterprises and service providers face an increasing security management challenge resulting from geographically distributed networks. As a distributed network grows and branches into multiple sub-networks linked by the Internet, so does the complexity of managing security policies. A weakness in security implementation at any remote location can expose the entire network infrastructure to attack.
      For network administrators, managing security for distributed networks on a site-by-site basis places a strain on resources. Visits to remote sites to setup security, inspect security installations, or provide training to local personnel is time consuming, expensive and impractical. Administrators cannot be certain that every installation in the distributed network is complying with company security policies. To address these realities, SonicWALL’s GMS is designed to provide global security management. This software application is designed to provide network administrators with configuration and management tools to globally define, distribute, enforce and deploy the full range of security application services and upgrades for thousands of SonicWALL Internet security appliances.
Customer Service and Technical Support
      We offer our customers a complete range of support programs that include electronic support, product maintenance and personalized technical support services on a worldwide basis. In 2003 a support center was opened in Bangalore, India, to supplement the level of services we provide our global customers. We offer direct support to customers in North America, Europe, Japan and selected countries in Asia Pacific. Support services in other locations are provided through SonicWALL distributors. We now have five customer support centers located in Sunnyvale, California; Phoenix, Arizona; Boxtel, The Netherlands; Tokyo, Japan and Bangalore, India. Most of our technical support function in all locations is outsourced to third party service providers under agreements that may be cancelled upon advance written notice of either 90 or 180 days. Outsourcing our technical support enables us to reduce fixed overhead and personnel costs and allows us the flexibility to meet market demand. SonicWALL provides direct support for enterprise customers and certain channel partners who require custom services.
      Our standard service offerings include support which is available during normal business hours, as well as support services with access 24 hours a day, seven days a week. These support offerings provide replacement for failing hardware, telephone or web-based technical support and firmware updates. For certain large customers, SonicWALL also offers custom support agreements that may include additional features like dedicated technical account management, accelerated escalation and logistical support.

Customers
      We sell our products through distributors, resellers and original equipment manufacturers. As of December 31, 2004, we sold more than 600,000 Internet security appliances. The following lists our top international and domestic distributors based on revenues in the year ended December 31, 2004.
      Top Domestic and International Distributors

•	Ingram Micro

•	Tech Data

•	Securematics, Inc.

•	Alternative Technology

•	Azlan Group (UK)

•	Ideal Hardware (UK)

•	Tek Data (UK)

•	Canon Solutions (Japan)

•	Marubeni Solutions (Japan)

•	Risc Technology (France)
End Users
      Our products are sold by our channel partners to end users such as, financial institutions, retail outlets, professional offices, service providers, healthcare providers and educational and other public entities.
Sales and Marketing
      Our sales and marketing efforts focus on successfully penetrating the small to medium size networks used in enterprises, e-commerce, education, healthcare, and retail/point-of-sale markets. Our marketing programs promote SonicWALL brand awareness and reputation as a provider of reliable, high-performance, easy-to-use, and affordable Internet security appliances as well as a provider of a suite of value added support, service and software offerings. We try to strengthen our brand through a variety of marketing programs which include on-going public relations, our web site, advertising, direct mail, industry and regional trade shows and seminars. We intend to continue expanding and strengthening our indirect channel relationships through additional marketing programs and increased promotional activities.
      We believe that SonicWALL products are ideally suited for the indirect channel business model. We market and sell our products in this indirect channel through a two-tiered distribution structure consisting of distributors and resellers in the United States and over 50 other countries. Distributors and resellers accounted for approximately 98% of our total revenue for the year ended December 31, 2004. Resellers, which include systems integrators, ISPs, dealers, mail order catalogs and online catalogs, generally purchase our products from our distributors and then sell our products to end-users in our target markets.
      We divide our sales organization regionally into the following territories: the Americas; Asia Pacific (APAC); and Europe, the Middle East and Africa (EMEA). Regional sales representatives manage our relationships with our network of distributors, value-added resellers and customers, help our value-added reseller network sell and support key customer accounts, and act as a liaison between our value-added reseller network and our marketing organization. The regional sales representative’s primary responsibility is to help the indirect channel succeed and grow within the territory. We also have an internal sales staff that supports the indirect channel, and a telesales organization whose primary responsibility is assisting our resellers in selling products to our installed base.
      Domestic Channel. In the Americas, the primary distributors of our products to resellers are Ingram Micro and Tech Data. Ingram Micro accounted for approximately 17% of total revenue in 2004, 23% in 2003 and 21% in 2002. Tech Data accounted for approximately 21% of total revenue in 2004, 20% in 2003 and 26% in 2002.
      Domestic resellers receive various benefits and product discounts depending on the level of purchase commitment and achievement. Our standard reseller program offers access to sales and marketing materials. Certain of our resellers qualify for our Medallion program, which extends those benefits by adding access to an expanded set of sales and marketing tools, as well as priority technical support. The top level of that program is the SonicWALL Gold Partner, where additional benefits such as sales leads, access to additional discounted demonstration units and market development funds are available.
      International Channel. We believe there is a strong international market for our products. International sales represented approximately 30% of our total revenue in 2004, 30% in 2003 and 34% in 2002. Sales to Japan accounted for approximately 6%, 5% and 8% of total revenue in the years ended December 31, 2004, 2003 and 2002, respectively.
      We direct substantially all of our international resellers to the appropriate distributor in each territory. We support our international distributors by offering customizable marketing materials, sales tools, leads, co-operative marketing funds, joint advertising, discounted demonstration units and training. We also participate in regional press tours, trade shows and seminars.
      Original Equipment Manufacturer Channel. From time to time we may enter select original equipment manufacturer relationships in order to take advantage of opportunities to rapidly penetrate certain target markets. We believe these opportunities expand our overall market while having a minor impact on our own indirect channel sales.
Technology
      We have designed our SonicWALL products using a unique combination of proprietary and non-proprietary hardware and software that delivers Internet security with what we believe is excellent ease-of-use and industry-leading price/performance.

Appliance Platforms
      SonicWALL’s line of appliance platforms is currently based on several architectures.
      SonicWALL’s TZ Series appliances are based on a highly integrated system-on-a-chip architecture which SonicWALL purchases from a third-party. SonicWALL’s PRO Series appliances are based on an industry standard processor architecture coupled to an auxiliary processor purchased from a third party.
      The entire SonicWALL access security product line provides the following core features:

•	Deep Packet Inspection Firewall. The core technology is the deep packet inspection firewall software, a widely recognized method of implementing an Internet firewall. This software examines all layers of the packet (from the physical layer up to application layer) and determines whether to accept or reject the requested communication based on information derived from previous communications and the applications in use. Deep packet inspection dynamically adjusts based on the changing state of the communication running across the firewall and is invisible to users on the protected network.

•	IP Address Management. We have developed tools to manage the complexity of IP addressing. Network Access Transmission (“NAT”) allows networks to share a small number of valid public IP addresses with an equal or larger number of client computers on the LAN. Our DHCP Client and Server tools allow both the firewall and the client computers behind it to obtain their respective IP addresses dynamically from a server and thereby eliminate the need for manual configuration.
      The SonicWALL access security product line offers the following options for device management:

•	Web Browser-Based Management Interface. We believe our products have an intuitive and easy-to-use web-based management interface for rapid installation, configuration, and maintenance, without the need for a dedicated information technology staff to install and maintain the solution. This interface can be easily accessed from any web browser on the internal, private network. This interface can also be accessed remotely in a secure manner using the virtual private networking feature described above.

•	SonicWALL Global Management System. Our global management system, SonicWALL GMS, is an enterprise software application that is designed to enable service providers and distributed enterprises to manage all of their SonicWALL appliances from a central location. SonicWALL GMS is available to use in Windows NT, Windows 2000 and Sun Solaris operating environments. SonicWALL GMS is also compatible with leading relational database management systems such as Oracle and Microsoft SQL Server.

Applications and Services
      SonicWALL Internet Security Appliances are designed to integrate seamlessly with a complete line of value-added security services to provide comprehensive Internet security. With SonicWALL’s integrated security services, we believe that integration and maintenance problems that often result from sourcing, installing, and maintaining security products from multiple vendors are minimized. Our security services are easily enabled on the base hardware platform via a software key.

•	Content Filtering. Our Internet content filter blocks objectionable content using a list of prohibited URLs and keywords as well as cookies, Java and ActiveX scripts. Subscribers to this service enable their SonicWALL appliance to automatically download an updated URL list weekly to keep pace with the dynamic nature of Internet content.

•	Anti-Virus. Our anti-virus subscription service is intended to provide anti-virus protection throughout a business and across a distributed network. This SonicWALL service integrates with our security appliances to deploy and maintain anti-virus software for each user on the network — without the need for desktop-by-desktop installation, configuration and maintenance. Automatic anti-virus updates are available for all network nodes to protect them from new virus outbreaks.

Transaction Security Products
      SonicWALL transaction security products are designed to boost web site performance by offloading SSL processing from the web servers to a device optimized for handling SSL transactions. SonicWALL SSL products use a powerful onboard processor with SonicWALL’s proprietary embedded operating system to deliver a complete end-to-end security system. These products are available in rack mount or appliance form and are designed for data centers, e-commerce web hosting environments and enterprise networks. These products also include a fail-over port and redundant power supply for high availability SSL processing.
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
      Our research and development activities are conducted at our principal facilities in Sunnyvale, California. In 2004, 2003 and 2002 we incurred expenses, excluding amortization of stock-based compensation, of $23.7 million, $19.9 million and $18.9 million, respectively, on research and development activities.
Competition
      The market for Internet security products is worldwide and highly competitive. Competition in our market has increased over the past year, and we expect competition to further intensify in the future. There are few substantial barriers to entry. Additional competition from existing competitors and new market entrants will likely occur in the future.
      Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. In addition, our current and future competitors may integrate security products into the infrastructure of their existing product lines, including operating systems, routers, and browsers, in a manner that may discourage users from purchasing the products and services we offer. Many of our current and potential competitors have greater name recognition, larger customer bases to leverage and greater access to proprietary technology, and could therefore gain market share to our detriment. In addition, our current and potential competitors may consolidate through mergers or acquisitions or establish cooperative relationships among themselves or with third parties. These actions may further enhance their financial, technical and other resources. We expect additional competition as other established and emerging companies enter the Internet security market and new products and technologies are introduced.
      Current and potential competitors in our markets include, but are not limited to the following, all of which sell worldwide or have a presence in most of the major markets for such products:

•	enterprise firewall software vendors such as Check Point, Microsoft and Symantec;

•	network equipment manufacturers such as Cisco Systems, Lucent Technologies, Nortel Networks and Nokia;

•	security appliance and/or PCI card suppliers such as WatchGuard Technologies and Juniper Networks.
Intellectual Property
      We currently rely on a combination of patent, trademark, copyright, and trade secret laws, confidentiality provisions and other contractual provisions to protect our intellectual property. Despite our efforts to protect our intellectual property, unauthorized parties may misappropriate or infringe or misappropriate our intellectual property. We have an on-going patent disclosure and application process and we plan to aggressively pursue additional patent protection. Our pending patent applications may not result in the issuance of any patents. Even if we obtain the patents we are seeking, that will not guarantee that our patent rights will be valuable, create a competitive barrier, or will be free from infringement. Furthermore, if any patent is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.
U.S. Government Export Regulation Compliance
      Our products are subject to federal export restrictions on encryption strength. Federal legal requirements allow the export of any-strength encryption to designated business sectors overseas, including U.S. subsidiaries, banks, financial institutions, insurance companies and health and medical end users. We have federal export authorization that allows us to export encryption technology to commercial entities in approved countries. In certain instances, we require individual export licenses. With appropriate approvals, we are able to export strong encryption to a wide range of foreign end-users, subject to limitations and record-keeping requirements. We require that our distributors understand these export requirements and comply with them in the sale and distribution of our products.
Manufacturing
      We currently outsource most of our manufacturing to one contract manufacturer, Flash Electronics, under an agreement that specifies an initial term of one (1) year, commencing June 4, 2004, with automatic yearly renewal terms unless the agreement is terminated by either party upon 90 days prior written notice. Flash Electronics manufactures our products at its facilities in Fremont, California and near Shanghai in the Peoples’ Republic of China. We outsource the manufacturing of our TZ150 product line to SerComm Corporation in Taiwan under a supply agreement that has an initial term of one (1) year and automatically renews for one (1) year terms thereafter subject to a notice of nonrenewal upon ninety (90) days prior written notice. Outsourcing our manufacturing enables us to reduce fixed overhead and personnel costs and to provide flexibility in meeting market demand.
      We design and develop the key components of our products, including printed circuit boards and software. Generally, we determine the components that are incorporated in our products and select the appropriate suppliers of these components. Product testing is performed by our contract manufacturer using tests that we specify.

Information about Segments and Geographic Areas
      Financial information relating to our segments and information on revenues generated in different geographic areas are set forth in Note 9, entitled “Segment Reporting,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report. In addition, information regarding risks attendant to our foreign operations is set forth under the heading “RISK FACTORS” included later in this report.
Employees
      As of December 31, 2004, we had 335 employees. Of these, 157 were employed in sales and marketing, 42 in finance and administration, 117 in research and development and 19 in operations. We are not party to any collective bargaining agreements with our employees and we have not experienced any work stoppages. We believe we have excellent relations with our employees.
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
      We also make available on our Internet website our Guidelines on Significant Corporate Governance Issues, including the charters of the Audit Committee, Compensation Committee, and Nominations and Corporate Governance Committee of our board of directors, the Code of Conduct for all employees and directors and our Code of Ethics for Principal Executive and Senior Financial Officers .. Such information is also available in print to stockholders upon request.

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
Difficulty predicting our future operating results or profitability due to volatility in general economic conditions and the Internet security market may result in a misallocation in spending, and a shortfall in revenues which would harm our operating results.
      Overall weakness in the general economy and volatility in the demand for Internet security products are two of the many factors underlying our inability to predict our revenue for a given period. We base our spending levels for product development, sales and marketing, and other operating expenses largely on our expected future revenue. A large proportion of our expenses are fixed for a particular quarter or year, and therefore, we may be unable to implement a decrease in our spending in time to compensate for any unexpected quarterly or annual shortfall in revenue. As a result, any shortfall in revenue would likely adversely affect our operating results. For the year ended December 31, 2003, we reported a net loss of $17.7 million. For the year ended December 31, 2004, we reported a net loss of $1.3 million. Our accumulated deficit as of December 31, 2004 is $125.9 million. We do not know if we will be able to achieve profitability in the future.
Rapid changes in technology and industry standards could render our products and services unmarketable or obsolete, and we may be unable to successfully introduce new products and services.
      To succeed, we must continually introduce new products and change and improve our products in response to new competitive product introductions, rapid technological developments and changes in operating systems, broadband Internet access, application and networking software, computer and communications hardware, programming tools, computer language technology and other security threats. Product development for Internet security appliances requires substantial engineering time and testing. Releasing new products, software and services prematurely may result in quality problems, and delays may result in loss of customer confidence and market share. In the past, we have on occasion experienced delays in the scheduled introduction of new and enhanced products, software and services, and we may experience delays in the future. We may be unable to develop new products, software and services or achieve and maintain market acceptance of them once they have come to market. Furthermore, when we do introduce new or enhanced products, software and services, we may be unable to manage the transition from previous generations of products or previous versions of software and services to minimize disruption in customer ordering patterns, avoid excessive inventories of older products and deliver enough new products, software and services to meet customer demand. If any of the foregoing were to occur, our business could be adversely affected.
We depend on two major distributors for a significant amount of our revenue, and if they or others cancel or delay purchase orders, our revenue may decline and the price of our stock may fall.
      To date, sales to two distributors have accounted for a significant portion of our revenue. In 2004, approximately 98% of our sales were to distributors and resellers, and sales through Ingram Micro and Tech Data accounted for approximately 17% and 21% of our revenue, respectively. In 2003, approximately 96% of our sales were to distributors and resellers, and sales through Ingram Micro and Tech Data accounted for approximately 23% and 20% of our revenue, respectively. In 2002, approximately 91% of our sales were to distributors and resellers, and sales through Ingram Micro and sales to Tech Data accounted for approximately 21% and 26% of our revenue, respectively. In each of 2004, 2003 and 2002, our top 10 customers accounted for 56% or more of total revenues. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. Although we have limited one-year agreements with Ingram Micro and Tech Data and certain other large distributors, these contracts are subject to termination at any time. We cannot assure you that any of these customers will continue to place orders with us, that orders by these customers will continue at the levels of previous periods or that we will be able to obtain large orders from new customers. If any of the foregoing should occur, our revenues will likely decline and our business will be adversely affected. In addition, as of December 31, 2004, Ingram Micro and Tech Data represented $815,000 and $3.8 million, respectively of our accounts receivable balance, constituting 6% and 26%, respectively of our total receivables. As of December 31, 2003, Ingram Micro and Tech Data represented approximately $1.3 million and $1.4 million of our accounts receivable balance, constituting 14% and 15%, of total receivables, respectively. The failure of any of these customers to pay us in a timely manner could adversely affect our balance sheet, our results of operations and our creditworthiness, which could make it more difficult to conduct business.
If we are unable to compete successfully in the highly competitive market for Internet security products and services, our business could be adversely affected.
      The market for Internet security products is worldwide and highly competitive. Competition in our market continues to increase, and we expect competition to further intensify in the future. There are few substantial barriers to entry and additional competition from existing competitors and new market entrants will likely occur in the future. Current and potential competitors in our markets include, but are not limited to, Check Point, Microsoft, Symantec, Cisco Systems, Lucent Technologies, Nortel Networks, Nokia, WatchGuard Technologies and Juniper Networks, all of which sell worldwide or have a presence in most of the major markets for such products.
      Competitors to date have generally targeted the security needs of enterprises of every size with firewall, VPN and SSL products that range in price from approximately $250 to more than $30,000. We may experience increased competitive pressure in some of our product lines as well as some of our software feature sets. This increased competitive pressure may result in both lower prices and gross margins. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. In addition, our competitors may bundle products, software and services that are competitive to ours with other products, software and services that they may sell to our current or potential customers. These customers may accept these bundled offerings rather than separately purchasing our offerings. If any of the foregoing were to occur, our business could be adversely affected.
The selling prices of our solution-based product, software and services offerings may decrease, which may reduce our gross margins.
      The average selling prices for our solution-based product, software and services offerings may decline as a result of competitive pricing pressures, a change in our mix of products, software and services, anticipation of introduction of new functionality in our products or software, promotional programs and customers who negotiate price reductions in exchange for longer-term purchase commitments. In addition, competition continues to increase in the market segments in which we participate and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Furthermore, we anticipate that the average selling prices and gross margins for our products will decrease over product life cycles. We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our product, software and service offerings , if introduced, will enable us to maintain our prices and gross margins at current levels. If the price of individual products, software or services decline or if the price of our solution-based offerings decline, our overall revenue may decline and our operating results may be adversely affected.
We offer retroactive price protection to our major distributors and if we fail to balance their inventory with end user demand for our products, our allowance for price protection may be inadequate. This could adversely affect our results of operations.
      We provide our major distributors with price protection rights for inventories of our products held by them. If we reduce the list price of our products, our major distributors receive refunds or credits from us that reduce the price of such products held in their inventory based upon the new list price. As of December 31, 2004, we estimated that approximately $14.3 million of our products in our distributors’ inventory are subject to price protection, which represented approximately 11% of our revenue for the year ended December 31, 2004. We have incurred approximately $98,000 of credits under our price protection policies in 2004. Future credits for price protection will depend on the percentage of our price reductions for the products in inventory and our ability to manage the level of our major distributors’ inventory. If future price protection adjustments are higher than expected, our future results of operations could be materially adversely affected.
We are dependent on international sales for a substantial amount of our revenue. We face the risk of international business and associated currency fluctuations, which might adversely affect our operating results.
      International revenue represented 30% of total revenue for the year ended December 31, 2004, 30% of total revenue in 2003, and 34% of total revenue in 2002. We expect that international revenue will continue to represent a substantial portion of our total revenue in the foreseeable future. Our risks of doing business abroad include our ability to structure our distribution relationships in a manner consistent with marketplace requirements and on favorable terms, and if we are unable to do so, revenue may decrease from our international operations. Because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. A weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. We are subject to the risks of conducting business internationally, including potential foreign government regulation of our technology, general geopolitical risks associated with political and economic instability, changes in diplomatic and trade relationships, and foreign countries’ laws affecting the Internet generally.
Delays in deliveries from our suppliers could cause our revenue to decline and adversely affect our results of operations.
      Our products incorporate certain components or technologies that are available from single or limited sources of supply. Specifically, our products rely upon components from companies such as, Iwill, IBM, Intel, Cavium, and Broadcom. We do not have long-term supply arrangements with any vendor, and any disruption in the supply of these products or technologies may adversely affect our ability to obtain necessary components or technology for our products. If this were to happen, our product shipments may be delayed or lost, resulting in a decline in sales and a loss of revenue. In addition, our products utilize components that have in the past been subject to market shortages and price fluctuations. If we experience price increases in our product components, we will experience declines in our gross margin.
We depend on partners to provide us with the anti-virus and content filtering software, and if they experience delays in product updates or provide us with products of substandard quality, our revenue may decline and our products are services may become obsolete.
      We have arrangements with partners to license their anti-virus and content filtering software. Anti-virus and content filtering revenue accounted for 10%, 6% and 7% of total revenue for the year ended December 31, 2004, and for the years ended December 31, 2003 and 2002, respectively. Our partners may fail to provide us with updated products or experience delays in providing us with updated products. In addition, our partners may provide us with products of substandard quality. If this happens, we may be unable to include this functionality in the solution-based offerings that we sell to our customers and consequently our offerings would not contain the most advanced technology. In that event, our customers might purchase similar offerings from one of our competitors, or sales to our customers may be delayed. In such a case, our revenues will be adversely affected.

We rely primarily on contract manufacturers for our product manufacturing and assembly, and if these operations are disrupted for any reason, we may not be able to ship our products.
      We outsource our hardware manufacturing and assembly to contract manufacturers. Flash Electronics manufactures many of our products at facilities in both the U.S. and China. Our agreement with Flash Electronics, effective June 4, 2004, specifies an initial term of one (1) year with automatic yearly renewal terms unless the agreement is terminated by either party upon 90 days prior written notice. SerComm Corporation of Taiwan manufactures our TZ150 product line at facilities located in Taiwan. Our agreement with SerComm, effective on January 20, 2005, specifies an initial term of one (1) year with automatic yearly renewal terms unless terminated by either party upon 90 days prior written notice. Our operations could be disrupted if we have to switch to a replacement vendor or if our hardware supply is interrupted for any reason. In addition, we provide forecasts of our demand to our contract manufacturers six to nine months prior to scheduled delivery of products to our customers. If we overestimate our requirements, our contract manufacturers may have excess inventory, which would increase our costs. If we underestimate our requirements, our contract manufacturers may have an inadequate component inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. Financial problems of our contract manufacturers or reservation of manufacturing capacity by other companies, inside or outside of our industry, could either limit supply or increase costs. We may also experience shortages of components from time to time, which also could delay the manufacturing of our products. If any of the foregoing occurs we could lose customer orders and revenue could decline.
Net Product Sales may be adversely affected by various factors which would adversely affect our revenue.
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
      Our future success will depend largely on the efforts and abilities of our senior management to execute our business plan. Changes in our senior management and any future departures of key employees may be disruptive to our business and may adversely affect our operations.
We must be able to hire and retain sufficient qualified employees or our business will be adversely affected.
      Our success depends in part on our ability to hire and retain key engineering, operations, finance, information systems, customer support and sales and marketing personnel. Our employees may leave us at any time. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products, software and services.

We cannot assure you that we will be able to hire and retain a sufficient number of qualified personnel to meet our business needs.
We may experience competition from products developed by companies with whom we currently have OEM relationships.
      We have entered into arrangements with original equipment manufacturers (“OEMs”) to sell our products, and these OEMs sell our technologies under their brand name. Our OEM revenues represented approximately 2%, 4%, and 9% of total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Some of our OEM partners are also competitors of ours, as those OEM partners have developed their own products that will compete against the products jointly produced by our OEM partners and us. This increased competition could result in decreased sales of our product to our OEM customers, decreased revenues, lower prices and/or reduced gross margins. If any of the foregoing occurs, our business may suffer.
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
We may be unable to adequately protect our intellectual property proprietary rights, which may limit our ability to compete effectively.
      We currently rely on a combination of patent, trademark, copyright, and trade secret laws, confidentiality provisions and other contractual provisions to protect our intellectual property. Despite our efforts to protect our intellectual property, unauthorized parties may misappropriate or infringe or misappropriate our intellectual property. We have an on-going patent disclosure and application process and we plan to aggressively pursue additional patent protection. Our pending patent applications may not result in the issuance of any patents. Even if we obtain the patents we are seeking, that will not guarantee that our patent rights will be valuable, create a competitive barrier, or will be free from infringement. Furthermore, if any patent is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.
Potential intellectual property claims and litigation could subject us to significant liability for damages and invalidation of our proprietary rights.
      Litigation over intellectual property rights is not uncommon in our industry. We may face infringement claims from third parties in the future, or we may have to resort to litigation to protect our intellectual property rights. We expect that infringement or misappropriation claims will be more frequent for Internet participants as the number of products, feature sets in software and services and the number of competitors grows. Any litigation, regardless of its success, would probably be costly and require significant time and attention of our key management and technical personnel. An adverse result in litigation could also force us to:

•	stop or delay selling, incorporating or using products that incorporate the challenged intellectual property;

•	pay damages;

•	enter into licensing or royalty agreements, which may be unavailable on acceptable terms; or

•	redesign products or services that incorporate infringing technology.
      If any of the above occurs, our revenues could decline and our business could suffer.
We have been named as defendant in litigation matters that could subject us to liability for significant damages.
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
      Our products and services provide and monitor Internet security. If a third party were able to circumvent our security measures, such a person or entity could misappropriate the confidential information or other property or interrupt the operations of end users using our products, software and services. If that happens, affected end users or others may file actions against us alleging product liability, tort or breach of warranty claims. Although we attempt to reduce the risk of losses from claims through contractual warranty disclaimers and liability limitations, these provisions may be unenforceable. Some courts, for example, have found contractual limitations of liability in standard computer and software contracts to be unenforceable in some circumstances. Defending a lawsuit, regardless of its merit, could be costly and could divert management attention. Although we currently maintain business liability insurance, this coverage may be inadequate or may be unavailable in the future on acceptable terms, if at all.
A security breach of our internal systems or those of our customers could harm our business.
      Because we provide Internet security, we may become a greater target for attacks by computer hackers. We will not succeed unless the marketplace is confident that we provide effective Internet security protection. Networks protected by our products, software and services may be vulnerable to electronic break-ins. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. Although we have not experienced any act of sabotage or unauthorized access by a third party of our internal network to date, if an actual or perceived breach of Internet security occurs in our internal systems or those of our end-user customers, regardless of whether we cause the breach, it could adversely affect the market perception of our products, software and services. This could cause us to lose current and potential customers, resellers, distributors or other business partners. If any of the above occurs, our revenues could decline and our business could suffer.

If our products do not interoperate with our end customers’ networks, installations could be delayed or cancelled, which could significantly reduce our revenues.
      Our products and software are designed to interface with our end user customers’ existing networks, each of which have different specifications and utilize multiple protocol standards. Many of our end user customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products and software must interoperate with the products within these networks as well as with future products that might be added to these networks in order to meet our end customers’ requirements. If we find errors in the existing software used in our end customers’ networks, we may elect to modify our software to fix or overcome these errors so that our products will interoperate and scale with their existing software and hardware. If our products and software do not interoperate with those within our end user customers’ networks, installations could be delayed or orders for our products could be cancelled, which could significantly reduce our revenues.
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
      Although we did not make any acquisitions during the years ended December 31, 2004, 2003 or 2002, we may make acquisitions or investments in other companies, products or technologies in the future. If we acquire other businesses in the future, we will be required to integrate operations, train, retain and motivate the personnel of these entities as well. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners.
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
      The market price of our common stock has been highly volatile and has fluctuated significantly in the past. We believe that it may continue to fluctuate significantly in the future in response to the following factors, some of which are beyond our control:

•	general economic conditions and the effect that such conditions have upon customers’ purchasing decisions;

•	variations in quarterly operating results;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of technology and Internet infrastructure companies;

•	announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a major client or failure to complete significant license transactions;

•	additions or departures of key personnel;

•	our ability to remediate material weaknesses and/or significant deficiencies, if any, in internal controls over financial reporting in an effective and timely manner;

•	receipt of an adverse or qualified opinion from our independent auditors regarding our internal controls over financial reporting;

•	sales of common stock in the future; and

•	fluctuations in stock market price and volume, which are particularly common among highly volatile securities of Internet-related companies.

The long sales and implementation cycles for our products may cause revenues and operating results to vary significantly.
      An end customer’s decision to purchase our products, software and services often involves a significant commitment of its resources and a lengthy evaluation and product qualification process. Throughout the sales cycle, we often spend considerable time educating and providing information to prospective customers regarding the use and benefits of our products. Budget constraints and the need for multiple approvals within enterprises, carriers and government entities may also delay the purchase decision. Failure to obtain the required approval for a particular project or purchase decision may delay the purchase of our products. As a result, the sales cycle for our security solutions could be longer than 90 days.
      Even after making the decision to purchase our products, software and services, our end customers may not deploy these solutions broadly within their networks. The timing of implementation can vary widely and depends on the skill set of the end customer, the size of the network deployment, the complexity of the end customer’s network environment and the degree of specialized hardware and software configuration necessary to deploy our products. End customers with large networks usually expand their networks in large increments on a periodic basis. Large deployments and purchases of our security solutions also require a significant outlay of capital from end customers. If the deployment of our products in these complex network environments is slower than expected, our revenue could be below our expectations and our operating results could be adversely affected.
The inability to obtain any third-party license required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could seriously harm our business, financial condition and results of operations.
      We license technology from third parties to develop new products or software or enhancements to existing products or software. Third-party licenses may not be available to us on commercially reasonable terms or at all. The inability to obtain third-party licenses required to develop new products or software or enhancements to existing products or software could require us to obtain substitute technology of lower quality or performance standards or at greater cost, any of which could seriously harm our business, financial condition and results of operations.
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
      We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our discussion and analysis of financial condition and results of operations in this annual report, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Examples of such estimates include, but are not limited to, those associated with valuation allowances and accrued liabilities, specifically sales returns and other allowances, allowances for doubtful accounts and warranty reserves. SFAS No. 142 requires that goodwill and other indefinite lived intangibles no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis or on an interim basis if circumstances change or if events occur that would reduce the fair value of a reporting unit below its carrying value. We did not incur a goodwill impairment charge in 2004 or 2003. Actual results may differ from these and other estimates if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.
      Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we have incurred increased expense and have devoted additional management resources to Section 404 compliance. Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed.
We cannot be certain that the remediation efforts concerning our internal control over financial reporting will be effective or sufficient.
      In the course of our ongoing internal controls over financial reporting evaluation, we have identified areas of our internal controls over financial reporting requiring improvement. We either have implemented, or are in the process of implementing, enhanced processes and controls designed to address the issues identified during our ongoing evaluation. We cannot be certain that our remediation efforts will be effective or sufficient for us to conclude that such remediation efforts are successful.
We cannot be certain that our internal controls over financial reporting will be effective or sufficient when tested by increased scale of growth or the impact of acquisitions.
      It may be difficult to design and implement effective internal controls over financial reporting for combined operations and differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal controls over financial reporting are combined. Our ability to manage our operations and growth will require us to improve our operations, financial and management controls, as well as our internal reporting systems and controls. We may not be able to implement improvements to our internal reporting systems and controls in an efficient and timely manner and my discover deficiencies and weaknesses in existing systems and controls; especially when such systems and controls are tested by increased scale of growth or the impact of acquisitions.
Seasonality and concentration of revenues at the end of the quarter could cause our revenues to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.
      The rate of our domestic and international sales has been and may continue to be lower in the summer months or be adversely affected by other seasonal factors, both domestically and internationally. During these periods, businesses often defer purchasing decisions. Also, as a result of customer buying patterns and the efforts of our sales force to meet or exceed quarterly and year-end quotas, historically we have received a substantial portion of a quarter’s sales orders and earned a substantial portion of a quarter’s revenues during its last month of each quarter. If expected revenues at the end of any quarter are delayed, our revenues for that quarter could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.
When we are required to take a compensation expense for the value of stock options or other compensatory awards that we issue to our employees, our earnings will be harmed.
      We believe that stock options are a key element in our ability to attract and retain employees in the markets in which we operate. In December 2004, the Financial Accounting Standards Board issued Share-

based Payment, which requires a company to recognize, as an expense, the fair value of stock option and other stock-based compensation to employees beginning in 2005. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not consider stock option grants issued under our employee stock option plans to be compensation when the exercise price of stock option is equal to or greater than the fair market value on the date of grant. For 2005 and thereafter, we will be required to take a compensation charge as stock options or other stock-based compensation awards are issued or as they vest, including the unvested portion of options that were granted prior to 2005. This compensation charge will be based on a calculated value of the option or other stock-based award using a methodology that has not yet been finalized, and which may not correlate to the current market price of our stock. The calculations required under the new accounting rules are very complex. Recognizing this fact, the Financial Accounting Standard Board has made such rules effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For us, this will be our fiscal third quarter, which commences July 1, 2005. However, under the new rules, we will be required to retroactively calculate and recognize such expense as if the new rules had become effective January 1, 2005. We believe that the effect of such compensation expense will be to materially reduce our reported gross margins from historical levels and to materially increase our operating expenses from historical levels, resulting in reduced earnings and earnings per share.
Our business is especially subject to the risks of earthquakes, floods and other natural catastrophic events, and to interruption by manmade problems such as computer viruses or terrorism.
      Our corporate headquarters, including certain of our research and development operations and some of our contract manufacturer’s facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, certain of our facilities, which include one of our contracted manufacturing facilities, are located near rivers that have experienced flooding in the past. A significant natural disaster, such as an earthquake or a flood, could have a material adverse impact on our business, operating results, and financial condition. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results, and financial condition. In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results, and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to these economies and create further uncertainties. To the extent that such disruptions or uncertainties result in delays, curtailment or cancellations of customer orders, or the manufacture or shipment of our products, our revenues, gross margins and operating margins may decline and we may not achieve our financial goals and achieve or maintain profitability.
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
      Our corporate headquarters and executive offices are located in approximately 86,000 square feet of office space in Sunnyvale, California under a lease that expires in September 2009. We also lease approximately 34,000 square feet of office space in Salt Lake City, Utah under a lease that expires in April 2005 and approximately 17,000 square feet of office space in two other California locations under leases that expire in November and December 2005. Additional sales and support offices are leased in the United Kingdom, France, Norway, Switzerland, the Netherlands, Australia, Brazil, Mexico, Germany, Japan, Sweden, Singapore, and Hong Kong. We believe that our existing facilities are suitable and adequate for our current needs.

Item 3.	Legal Proceedings
      On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Company’s claims. A tentative agreement has been reached with plaintiff’s counsel and the insurers for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. Papers formalizing the settlement among the plaintiffs, issuer defendants, including SonicWALL, and insurers were presented to the Court on June 14, 2004. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. On July 14, 2004, underwriter defendants filed with the Court a memorandum in opposition to plaintiff’s motion for preliminary approval of the settlement with defendant issuers and individuals. Plaintiffs and issuers subsequently filed papers with the Court in further support of the settlement and addressing issues raised in the underwriter’s opposition. If the settlement does not occur, and litigation against the Company continues, the Company believes it has a meritorious defense and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in the Company’s financial statements as of December 31, 2004.
      In September 2003, Data Centered LLC filed a complaint against the Company in California Superior Court, Santa Clara County seeking compensatory and punitive damages, Data Centered LLC v. SonicWall, Inc., No. 103-CV-000060. The Company entered into a transaction with Data Centered for a technology license for, and the sale of load-balancing products for $522,500. The Company had acquired the load-balancing technology and products during the Company’s acquisition of Phobos Corporation. Former Phobos personnel operate Data Centered. Data Centered now alleges that the load-balancing products purchased by Data Centered were defective and did not comply with a purported warranty on the products. The Company has answered with a general denial of these allegations. The Company has also filed a cross-complaint alleging, among other things, that Data Centered’s claims are based on a fraudulently altered document that included a warranty clause that was not part of the parties’ contract; the actual contract between the parties contained a warranty disclaimer. No trial date has been set. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in the Company’s financial statements as of December 31, 2004.
      Between December 9, 2003 and December 15, 2003, three virtually identical putative class actions were filed in federal court against the Company and certain of its current and former officers and directors, on behalf of purchasers of the Company’s common stock between October 17, 2000 and April 3, 2002, inclusive. Edwards v. SonicWALL, Inc., et al., No. C-03-5537 SBA (N.D. Cal.) (“Edwards”); Chaykowsky v. SonicWALL, Inc., et al., No. C-04-0202 MJJ (N.D. Cal.) (“Chaykowsky”); Pensiero DPM Inc. v. SonicWALL, Inc., et al., No. C-03-5633 JSW (N.D. Cal.) (“Pensiero”). The complaints sought unspecified damages and generally alleged that the Company’s financial statements were false and misleading in violation of federal securities laws because the financial statements included revenue recorded on the sale of load-balancing products that were defective and did not comply with a purported warranty. These complaints appeared to have been based on the same factual allegations as the Data Centered case. The Company believed that these claims were without merit for numerous reasons, including, as alleged in the Company’s cross-complaint in the Data Centered case, that the claims were based on a fraudulently altered document that included a warranty clause that was not part of the parties’ contract. On February 9, 2004, plaintiffs in the Edwards case voluntarily dismissed their complaint without prejudice. On April 7, 2004, plaintiffs in the Chaykowsky case voluntarily dismissed their complaint without prejudice and on April 15, 2004, plaintiffs in the Pensiero case voluntarily dismissed their complaint without prejudice. As a result no loss has been accrued in the Company’s financial statements as of December 31, 2004.
      On December 12, 2003, a putative derivative complaint captioned Reichert v. Sheridan, et al., No. 01-03-CV-010947, was filed in California Superior Court, Santa Clara County. The Complaint sought unspecified damages and equitable relief based on causes of action against various of the Company’s present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. The Company was named solely as a nominal defendant against whom no monetary recovery is sought. This complaint appeared to be based upon the same factual allegations contained in the Data Centered case that the Company had denied and disputed as set forth in the Company’s cross-complaint in that case. On April 23, 2004, plaintiffs voluntarily dismissed their complaint without prejudice. As a result no loss has been accrued in the Company’s financial statements as of December 31, 2004.
      Additionally, the Company is party to routine litigation incident to its business. The Company believes that the outcome of these legal proceedings will not have a material adverse effect on the Company’s consolidated financial statements taken as a whole or its results of operations, financial position and cash flows.

Item 4.	Submission Of Matters To A Vote Of Security Holders
      None.

PART II

Item 5.	Market For Registrant’s Common Equity And Related Stockholder Matters
      Our common stock commenced trading on the Nasdaq National Market on November 11, 1999 and is traded under the symbol “SNWL”. As of December 31, 2004, there were approximately 128 holders of record of the common stock. The high and low sale prices for the common stock as reported on the Nasdaq National Market were:

	High	Low

Fiscal 2003
First Quarter	$4.54	$3.05
Second Quarter	$5.81	$3.30
Third Quarter	$7.21	$4.84
Fourth Quarter	$8.33	$6.09
Fiscal 2004
First Quarter	$10.05	$7.71
Second Quarter	$9.59	$6.71
Third Quarter	$8.35	$5.26
Fourth Quarter	$7.25	$5.00
      We have never paid a cash dividend on our capital stock. With the exception of the stock repurchase program, we currently anticipate that we will retain all available funds, for use in our business and we do not anticipate paying any cash dividends.
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

Item 5c.	Stock Repurchase Program
      In November 2004, the Company’s Board of Directors authorized a stock repurchase program to reacquire up to $50 million of common stock. During the fourth quarter of fiscal 2004, the Company repurchased and retired 3.2 million shares of SonicWALL common stock at an average price of $6.08 per share for an aggregate purchase price of $19.4 million. The remaining authorized amount for stock repurchases under this program is $30.6 million. The term of the stock repurchase plan is twelve (12) months from the date of authorization.

	Average	Shares of		Total
	Purchase	Common	Common	Shareholders’
	Price	Stock	Stock	Equity

Repurchases of common stock	$6.08	3,183	$(19,356)	$(19,356)
      In February 2005, the Company’s Board of Directors increased the amount under the stock repurchase program from $50 million to $75 million, extended the term of the program from twelve (12) to twenty-four (24) months following the date of original authorization and increased certain predetermined pricing formulas.

Item 6.	Selected Consolidated Financial Data
      The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Statements of Operations Data:
Revenue:
Product	$82,994	$65,931	$78,184	$86,777	$60,101
License and service	42,655	28,470	25,035	25,210	9,347

Total revenue	125,649	94,401	103,219	111,987	69,448

Cost of revenue:
Product	30,161	27,906	25,303	25,244	17,310
License and service	7,024	5,617	4,659	1,431	262
Amortization of purchased technology	4,543	4,543	4,543	4,399	546

Total cost of revenue	41,728	38,066	34,505	31,074	18,118

Gross margin	83,921	56,335	68,714	80,913	51,330

Operating expenses:
Research and development	23,681	19,864	18,900	21,327	11,888
Sales and marketing	47,909	40,139	42,937	31,988	15,133
General and administrative	14,467	11,893	11,200	9,571	5,745
In-process research and development	—	—	—	—	2,300
Amortization of goodwill and purchased intangible assets(1)	3,089	5,333	5,744	38,839	4,415
Impairment of goodwill	—	—	87,640	—	—
Restructuring charges	(171)	1,833	3,969	—	—
Stock-based compensation	75	700	1,400	3,009	3,315

Total operating expenses	89,050	79,762	171,790	104,734	42,796

Income (loss) from operations	(5,129)	(23,427)	(103,076)	(23,821)	8,534
Interest income and other expense, net	4,050	4,169	6,044	9,258	10,136

Income (loss) before income taxes	(1,079)	(19,258)	(97,032)	(14,563)	18,670
Benefit from (provision for) income taxes	(229)	1,590	3,119	(6,351)	(9,923)

Net income (loss)	$(1,308)	$(17,668)	$(93,913)	$(20,914)	$8,747

Basic net income (loss) per share	$(0.02)	$(0.26)	$(1.40)	$(0.32)	$0.16

Diluted net income (loss) per share	$(0.02)	$(0.26)	$(1.40)	$(0.32)	$0.14

Shares used in computing basic net income (loss) per share	70,850	67,895	67,124	64,467	54,879

Shares used in computing diluted net income (loss) per share	70,850	67,895	67,124	64,467	60,496

	As of December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$23,446	$30,467	$23,030	$60,908	$140,287
Short-term investments	229,226	213,010	209,854	166,271	79,257
Total assets	386,845	381,721	405,098	516,351	488,117
Total shareholders’ equity	336,909	344,269	357,183	451,153	435,758
Long-term liabilities	—	—	12,272	17,625	20,426

(1)	In accordance with SFAS No. 142, goodwill and intangibles related to workforce are not being amortized effective January 1, 2002.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
      This Form 10-K contains forward-looking statements which relate to future events or our future financial performance. In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. In addition, forward-looking statements in this document include, but are not limited to, those regarding: revenue from, and our ability to reach, the access security market; our ability to maintain and enhance our current product line and develop new products that achieve market acceptance; our ability to maintain technological competitiveness; our ability to meet the expanding range of customer requirements; achieving a reduction in channel conflict; the ability of our channel partners to absorb new product introductions in a timely fashion; changes in our product mix and supply chain model; our ability to provide support sufficient to allow our channel partners and distributors to create and fulfill demand for our products; our ability to generate additional revenue through additional value added service offerings and software licenses; our ability to provide differentiated solutions that are innovative, easy to use, reliable and provide good value; our ability to achieve reasonable rates of selling associated services to our install base or as part of new product sales; our ability to increase sales in targeted vertical markets; our continued support of our distribution sales model; the technological benefits associated with a distributed architecture deployment; our ability to increase market opportunity for selling subscription services to our installed base; our ability to grow international sales to match the rate of penetration of our products in the domestic market; our ability to implement operational efficiency, cost reductions and increase product functionality to offset competitive pricing pressures on our gross margins; our ability to leverage incremental revenue out of each product transaction; our continued market leadership in the markets in which we participate; the possible impact of geopolitical and macro economic conditions on demand for our offerings; our ability to achieve increased renewal rates for our service offerings; the impact of macro-economic factors on information technology spending; sales and implementation cycles for our products, the ability of our contract manufacturers to meet our requirements; and belief that existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months. These statements are only predictions, and they are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth herein under the heading “Risk Factors” in this Form 10-K. References to “we,” “our,” and “us” refer to SonicWALL, Inc. and its subsidiaries.
Overview
      SonicWALL provides security, productivity and mobility solutions for businesses of all sizes. Our access security products are typically deployed at the edges of small to medium sized local area networks. These networks are often aggregated into broader distributed deployments to support companies that do business in multiple physical locations, interconnect their networks with trading partners, or support a mobile or remote workforce. Our products are sold in over 50 countries worldwide.
      We generate revenues from the following sources: (1) the sale of products, (2) the license of software applications that provide additional functionality to these products, (3) the sale of ancillary subscription based services delivered through our products, and (4) support and maintenance agreements for our products and software.
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

Channel
      We bring our products to market through distributors and resellers, who we believe provide a valuable service in assisting end-users in the design, implementation and service of our security, productivity and mobility applications. We support our distribution and channel partners with sales, marketing and technical support to help them create and fulfill demand for our offerings. With this business model, we reduce the potential for conflict with our channel. We are also focused on helping our channel partners succeed with our products by concentrating on cost efficiencies in the distribution channel, comprehensive reseller training and certification, and support for our channel’s sales activities.

Product and Service Platform
      Our products serve as a platform for revenue generation for both us and our channel. Each appliance sale can result in additional revenue through the simultaneous or subsequent sale of add-on software licenses, such as our Global Management System, or through the sale of additional value-added services, such as our Content Filtering, Anti-Virus, Gateway Anti-Virus and Intrusion Prevention Service. We plan to introduce more service options for our platforms, which will allow us to generate additional revenues from both our installed base of platforms as well as from those services coupled to incremental product sales.

Distributed Architecture
      Our security solutions are based on a distributed architecture, which allow our offerings to be deployed and managed at the most efficient location in the network. Specifically, we can provide protection at the gateway and enforced protection at the client level, and we can monitor and report on network activity. Thus, we are providing our customers and their service providers with mechanisms to enforce the networking and security policies they have defined for their business. We also use the flexibility of this architecture to allow us to enable new functionality in already-deployed platforms through the provisioning of an electronic key, which may be distributed through the Internet. This ability provides benefits to both us and our end-users, because there is no need to modify, physically adjust or replace devices, which might create a significant burden on the company, channel partner or end-user where there are a large number of products installed or where the platforms are distributed over a broad area.

End User Acceptance
      We began offering integrated security appliances in 1997, and since that time we have shipped approximately 600,000 revenue units. When measured by units shipped, we are typically among the top three suppliers in the markets in which we compete. Our experience in serving a broad market and installed base provides us with opportunities to become leaders in the areas of ease-of-use and reduced total cost of ownership. Additionally, our demonstrated end-user acceptance provides our current and prospective channel partners with an increased level of comfort when deciding to offer our products to their customers.

Integrated Design
      Our platforms utilize a highly integrated design in order to improve ease-of-use, lower acquisition and operational costs for our customers, and enhance performance. Each of our products ships with multiple Ethernet network connections. Various models also integrate 802.11b/g wireless access points, V.90 analog modems, and ISDN terminal adapters to support different connection alternatives. Every appliance also ships with pre-loaded firmware to provide for rapid set up and easy installation. Each of these tasks can be managed through a simple web-browser session.
Our Opportunities, Challenges and Risks

International Growth
      Approximately 70% of our revenue is derived from sales in the Americas. Our percentage of sales from international territories does not represent the same degree of penetration of those markets as we have achieved domestically. We believe that a significant opportunity exists to grow our revenues by increasing the international penetration rate to match the current domestic penetration rate.
      If we fail to achieve our goal of greater international sales, we may be at a disadvantage to competitors who are able to amortize their product investments over a larger available market.

License and Services Revenues
      We believe that the software and services component of our revenue has several characteristics that are positive for our business as a whole: the license and services revenues are associated with a higher gross margin than our product revenues; the services component of the revenues is recognized ratably over the services period, and thus provides in aggregate a more predictable revenue stream than product revenues, which are generally recognized at the time of the sale; and to the extent that we are able to achieve good renewal rates, we have the opportunity to lower our selling and marketing expenses attributable to that segment. If we are successful in licensing our software and selling our services to both our installed base and in conjunction with our new product sales, we will likely be able to leverage incremental revenue out of each product transaction. However, should we not achieve reasonable rates of selling associated services to our installed base or as part of new product sales, or witness lower service renewal rates, we risk having our revenues concentrated in more unpredictable and lower gross margin product and license sales.

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
      Revenue recognition. We derive our revenue from primarily four sources: (1) product revenue, (2) licensing revenue from software, (3) subscription revenues for services such as content filtering, anti-virus protection, and intrusion prevention service, and (4) other service revenues such as extended warranty and service contracts, training, consulting and engineering services. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. We may experience material differences in the amount and timing of our revenue for any period if our management makes different judgments or utilizes different estimates.
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
      We recognize revenue when persuasive evidence of an arrangement exists, the product has been delivered, title to the product and risk of loss has been transferred to the customer, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. While our sales agreements contain standard terms and conditions, there are agreements that contain non-standard terms and conditions. In these cases, interpretation of non-standard provisions is required to determine the appropriate accounting for the transaction.
      Retroactive price protection rights tied to certain specific circumstances are contractually offered to the majority of the Company’s channel partners. The Company evaluates these rights carefully based on stock on hand in the channels that has been purchased within 60 days of the price change with the exception of Ingram Micro and Tech Data. Revenue from these two distributors is not recognized until they sell the product to their customers. As a consequence there is no adverse impact on recognized revenue. In general, retroactive price adjustments are infrequent in nature. At December 31, 2004, 2003, and 2002, the Company had a reserve for price protection in the amounts of $33,000, $17,000, $457,000, respectively.
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
      At the time of the transaction, we assess whether the fee associated with the transaction is fixed or determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed or determinable based upon the terms of the binding purchase order, including the payment terms associated with the transaction. If a significant portion of a fee is due beyond our normal payment terms, which are generally 30 to 90 days from invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fees become due.
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
      For arrangements with multiple obligations (for example, the sale of an appliance which includes a year of free maintenance or our content filtering service), we allocate revenue to each component of the arrangement based on the objective evidence of fair value of the undelivered elements, which is generally the average selling price of each element when sold separately. This allocation process means that we defer revenue from the arrangement equal to the fair value of the undelivered elements and recognize such amounts as revenue when the elements are delivered.
      Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.
      We recognize revenue for subscriptions and services such as content filtering, anti-virus protection and intrusion prevention service, and extended warranty and service contracts, ratably over the contract term. Our training, consulting and engineering services are generally billed and recognized as revenue as these services are performed.
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

      Valuation of inventory. We continually assess the valuation of our inventory and periodically write-down the value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions. Such estimates are difficult to make since they are based, in part, on estimates of current and future economic conditions. Reviews for excess inventory are done on a quarterly basis and required reserve levels are calculated with reference to our projected ultimate usage of that inventory. In order to determine the ultimate usage, we take into account forecasted demand, rapid technological changes, product life cycles, projected obsolescence, current inventory levels, and purchase commitments. The excess balance determined by this analysis becomes the basis for our excess inventory charge. If actual demand is lower than our forecasted demand, and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory write-downs, which would have a negative effect on our gross margin and earnings.
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
      Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We established a full valuation allowance against our deferred tax assets at June 30, 2003 because the determination was made that it is more likely than not that all of the deferred tax asset may not be realized in the foreseeable future due to historical operating losses. The net operating losses and research and development tax carryovers that make the vast majority of the deferred tax asset will expire at various dates through the year 2024. Going forward, we will assess the continued need for the valuation allowance. After we have demonstrated profitability for a period of time and begin utilizing a significant portion of the deferred tax assets, we may reverse the valuation allowance, likely resulting in a significant benefit to the statement of operations in some future period. At this time, we cannot reasonably estimate when this reversal might occur, if at all.
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

Step 1 — A comparison of the fair value of our reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, we will move to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2 — An allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit’s goodwill. We will then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

      We currently operate in one reportable segment, which is also the only reporting unit for purposes of SFAS No. 142. Since we currently only have one reporting unit, all of the goodwill has been assigned to the enterprise as a whole. The estimation of fair value requires that we make judgments concerning future cash flows and appropriate discount rates. We completed our annual review during the fourth quarter of 2003 and 2004. We have considered a number of factors to estimate the fair values, including independent third-party valuations and appraisals, when making these determinations. Based on impairment tests performed, there was no impairment of our goodwill in fiscal 2003 and 2004. In 2002, based on similar impairment tests performed, the market capitalization of our company decreased to a value below the reported carrying value due to a decline in our forecasted and actual revenue targets. This resulted in an impairment of goodwill in the amount of $87.6 million. Any further impairment charges recorded in the future could have a material adverse impact on our financial conditions and results of operations.
Significant Transactions

Acquisitions
      On November 14, 2000, we acquired Phobos Corporation (“Phobos”) for $211.5 million in a transaction accounted for as a purchase. Phobos designed, developed and sold scaleable SSL solutions for Internet service providers, application service providers, e-commerce companies and web hosting and enterprise network operations centers. Under the terms of the merger, 0.615 shares of our common stock were exchanged for each share of outstanding Phobos common stock on November 14, 2000, the closing date of the merger. In connection with the merger, we issued 9,906,000 shares of our common stock and options and warrants to purchase 2,294,000 shares of our common stock. The purchase price of $211.5 million was allocated to assets acquired and liabilities assumed based on their estimated fair values. The total purchase price was based upon the average fair value of our common stock for five trading days surrounding the date on which the acquisition was announced. In addition, we paid $30 million in cash to the shareholders of Phobos based upon their pro-rata ownership percentage in Phobos. The merger agreement also provided for up to an additional $20 million in cash to be payable upon achievement of certain quarterly revenue targets during 2001, of which $4 million was earned and recorded as additional goodwill. Payments in the amount of $1 million and $3 million were made in 2002 and 2001, respectively. During the quarter ended June 30, 2002, we received 317,244 shares of our common stock from Phobos in connection with the settlement and termination of the escrow fund, which resulted in a reduction of goodwill of approximately $5 million.
      On October 25, 2001, we acquired substantially all of the assets and certain liabilities of RedCreek Communications, Inc. (“RedCreek”) in a transaction accounted for as a purchase. RedCreek developed and sold standards-based Internet security products for corporate data communications networks that enable the secure transmission of data between offices over the Internet. The total purchase price was $15.3 million including $545,000 in closing costs. The purchase price of $15.3 million was allocated to assets acquired and liabilities assumed based on their estimated fair values. At the closing of the acquisition, we paid $12.5 million in cash, assumed certain current accounts payable and other liabilities of RedCreek, and forgave repayment of bridge loan amounts payable by RedCreek to us that were used by RedCreek to fund its operating expense from the date the purchase agreement was signed until the closing of the acquisition. We also assumed RedCreek’s 2001 stock option plan and 206,500 options valued at approximately $2.2 million issued thereunder.
      During the course of 2001, we completed several minor transactions for the acquisition of certain technologies and personnel for an aggregate purchase consideration of 257,000 shares of common stock valued at approximately $4.3 million and approximately $2.6 million in cash consideration. The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values. During the quarter ended December 31, 2002, we paid $500,000 in cash and issued 50,000 shares of our common stock related to one of our acquisitions in 2001. In addition, during the quarter ended September 30, 2003, we paid $500,000 in cash and issued 50,000 shares of our common stock valued at $243,000 related to the same acquisition. We do not anticipate issuing any additional cash or shares related to these acquisitions.

Restructuring
      During 2002 and 2003, we implemented two restructuring plans — one initiated in the second quarter of 2002 and the second initiated in the second quarter of 2003. The information contained in Note 6 to the Consolidated Financial Statements is hereby incorporated by reference into this Part II, Item 7.
Results of Operations
      The following table sets forth financial data for the years indicated as a percentage of total revenue:

	Year Ended December 31,

	2004	2003	2002

Revenue:
Product	66.1%	69.8%	75.7%
License and service	33.9	30.2	24.3

Total revenue	100.0	100.0	100.0
Cost of revenue:
Product	24.0	29.6	24.5
License and service	5.6	5.9	4.5
Amortization of purchase technology	3.6	4.8	4.4

Total cost of revenue	33.2	40.3	33.4

Gross margin	66.8	59.7	66.6
Operating expenses:
Research and development	18.8	21.0	18.3
Sales and marketing	38.1	42.5	41.6
General and administrative	11.5	12.6	10.8
Amortization of goodwill and purchased intangible assets	2.5	5.7	5.6
Impairment of goodwill	—	—	84.9
Restructuring charges	(0.1)	1.9	3.8
Stock-based compensation	0.1	0.7	1.4

Total operating expenses	70.9	84.4	166.4

Loss from operations	(4.1)	(24.7)	(99.8)
Interest income and other expense, net	3.2	4.4	5.8

Loss before income taxes	(0.9)	(20.3)	(94.0)
Benefit from (provision for) income taxes	(0.2)	1.7	3.0

Net loss	(1.1)%	(18.6)%	(91.0)%

2004 compared to 2003

Revenue

	Year Ended December
			% Change
	2004	2003	2004 to 2003

	(In thousands, except percentage data)
Product	$82,994	$65,931	26%
Percentage of total revenue	66%	70%
License and service	42,655	28,470	50%
Percentage of total revenue	34%	30%

Total revenue	$125,649	$94,401	33%

Product revenue
      The increase in product revenues was across all geographies, and across both our TZ Series and PRO Series products. The increase in 2004 as compared to 2003 was mainly due to an increase in the volume of units shipped. During 2004, we shipped approximately 150,000 units compared to 120,000 units during 2003.
      During 2004 revenue growth was fueled by the introduction and market acceptance of our new generation products, including the continued expansion of our TZ 170 access security appliance which we believe provides a compelling blend of ease-of-use for basic networks and flexibility for more complex networks. In the fourth quarter of 2004, we introduced the TZ 150 as part of our TZ Series product offering which we believe provides a feature rich total security platform combining ease-of-use with the flexibility to meet the changing needs of small and medium-sized networks. In addition, we augmented our PRO Series product family with new product introductions over the past twelve months. During the first quarter of 2004 we introduced the PRO 2040 comprehensive network security, mobility and productivity solution. During the second quarter of 2004 we introduced the PRO 5060, a gigabit-class appliance that extended the upward range of our PRO Series product offering.

License and Service Revenue
      License and service revenue is comprised primarily of licenses and services such as node upgrades, intrusion prevention, gateway anti-virus and anti-virus protection, and content filtering services that are sold with appliances into the installed base of security appliances. In addition, we generate license and service revenues from extended service contracts, licensing of our software, and professional services related to training, consulting and engineering services. We expect the market opportunity for our subscription products (in particular our intrusion prevention service, anti-virus, and content filtering services) sold to our installed base to increase as our installed base grows. We are dedicating increased sales and marketing resources to sell into our installed base, and we are also focusing resources on marketing renewals for existing subscriptions. During 2004, revenues from our two primary subscription products, content filtering and anti-virus, increased to approximately $12.9 million from approximately $10 million during 2003. During 2004 revenue from service contracts increased to approximately $17.7 million from approximately $9.6 million during 2003. The increase in subscription services and service contracts was primarily due to the increase in our installed based; increased marketing efforts; higher sales of software applications; and higher sales of subscription services sold in conjunction with our products.

Channel data
      Our SonicWALL products are sold primarily through distributors who then resell our products to resellers and selected retail outlets. Distribution channels accounted for approximately 98% of total revenues during 2004 compared to approximately 96% during 2003. Two of our distributors, Ingram Micro and Tech Data, both of which are major computer equipment and accessory distributors, combined account for approximately 38% of our revenue during 2004. Ingram Micro and Tech Data combined account for approximately 43% of our revenue during 2003. This year over year decrease in the concentration of sales with these two distributors as a percentage of total revenue is primarily due to increased sales activity by other channel partners in the Americas and by revenue increases in international markets where Ingram Micro and Tech Data do not represent as large a proportion of total products sold.
      In addition to our distribution channels, we also sell our products to OEMs who sell our technologies under their brand names. Our OEM revenues decreased to $2.2 million during 2004 from $4.0 million during 2003, which primarily related to anticipated lower sales of our appliances to our OEM partners as these agreements reach their end dates.

Geographic revenue data

	Year Ended December
			% Change
	2004	2003	2004 to 2003

	(In thousands, except percentage data)
Americas	$87,450	$66,548	31%
Percentage of total revenues	70%	70%
EMEA	23,275	18,522	26%
Percentage of total revenues	18%	20%
APAC	14,924	9,331	60%
Percentage of total revenues	12%	10%
Total revenues	$125,649	$94,401

      The Americas included non-U.S. net sales of $3.7 million and $1.6 million for 2004 and 2003, respectively.
      The increase in revenues in the Americas was primarily due to market acceptance of our new products combined with modest improvements in the economy which has resulted in increased IT spending over previous levels. The increase in revenues in EMEA was primarily due to the introduction and market acceptance of our new generation products, increased investment in sales and marketing personnel in the region, continued efforts to realign our distribution model and continued focus on recruiting large distributors that have the continued infrastructure to sell a broader range of products in expanded territories. To increase the percentage of revenue in international markets, we intend to support these larger distributors in EMEA with sufficient product to enable them to grow sales in the region. We plan on continually monitoring inventory levels in the channel to optimize lead times to meet customer demand. We believe the increase in revenues in APAC was primarily due to the introduction and market acceptance of our new generation products, our efforts in strengthening relationships with our channel partners combined with increased marketing activities in the regions. In addition, the hiring of new sales management and dedicated senior sales personnel, has contributed to our growth in the APAC region.

Cost of Revenue

	Year Ended December
			% Change
	2004	2003	2004 to 2003

	(In thousands, except percentage data)
Product	$30,161	$27,906	8%
Gross margin	64%	58%
License and service	7,024	5,617	25%
Gross margin	84%	80%
Amortization of purchased technology	4,543	4,543	0%
Total cost of revenue	$41,728	$38,066

Note —	Effect of amortization of purchased technology has been excluded from product and license and service gross margin discussions below.

Cost of Product Revenue; Gross Margin
      Cost of product revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers, amortization of purchased technology related to our acquisitions of Phobos and RedCreek, and related overhead costs associated with our manufacturing operations personnel. Additionally, warranty costs and inventory provisions or write-downs are included in cost of product revenue. Cost of product revenue increased primarily as a result of increased overall shipments. We shipped approximately 150,000 units in 2004, compared to approximately 120,000 units in 2003.
      Gross margin from product sales increased to $52.8 million, or 64% of product revenue in 2004, as compared to $38.0 million, or 58% of product revenue in 2003. The increase in product gross margin is primarily the result of increased sales of our new product offering which generate higher gross margins, such as the TZ 170 access security appliance and the PRO Series product family. Gross margin in 2003 was impacted by the write downs of inventory related to obsolete products; the proceeds from the subsequent sale of these obsolete products was less than $50,000. We expect gross margins to continue to be challenged by continued price competition. We expect these effects to be moderated, however, by continued operational efficiencies, management of our cost structure and increased functionality of our offerings at attractive price points.

Cost of License and Service Revenue; Gross Margin
      Cost of license and service revenue includes all costs associated with the production and delivery of our license and service products, including cost of packaging materials and related costs paid to contract manufacturers, technical support costs related to our service contracts, royalty costs related to certain subscription products, and personnel costs related to the delivery of training, consulting, and professional services. Cost of license and service revenue increased in 2004 as compared to 2003, as set forth in the table above. This increase was due primarily to technical support costs to support our increased service contract offerings combined with the increased installed base. To deliver services under these contracts, we outsourced a significant portion of our technical support function to third party service providers. In addition, we opened an additional support center during the fourth quarter of 2003. Gross margin from license and service sales increased to $35.6 million, or 84% of license and service revenues in 2004 from $22.9 million, or 80% of license and service revenues in 2003. The increase in the gross margin percentage as well as gross margin in absolute dollars related primarily to a higher mix of our subscription services and software licenses, which generate higher gross margins.

Amortization of purchased technology

	Year Ended
	December
			% Change
	2004	2003	2004 to 2003

	(In thousands, except
	percentage data)
Expenses	$4,543	$4,543	0%
Percentage of total revenue	4%	5%
      Amortization of purchased technology represents the amortization of existing technology acquired in our business combinations accounted for using the purchase method. Purchased technology is being amortized over the estimated useful lives of three to six years. Amortization for both years ended December 31, 2004 and 2003 primarily consisted of $4.4 million and $173,000 relating to the amortization of purchased intangibles associated with the acquisitions of Phobos and RedCreek, respectively.

      Future amortization to be included in cost of revenue based on current balance of purchased technology absent any additional investment is as follows (in thousands):

Fiscal Year

2005	$4,543
2006	3,860

Total	$8,403

      Our gross margin has been and will continue to be affected by a variety of factors, including competition; the mix and average selling prices of our offerings; new product introductions and enhancements; fluctuations in manufacturing volumes and the cost of components and manufacturing labor. We must manage each of these factors effectively for our gross margins to remain at current levels.

Operating Expenses

Research and development

	Year Ended December
			% Change
	2004	2003	2004 to 2003

	(In thousands, except percentage data)
Expenses	$23,681	$19,864	19%
Percentage of total revenue	19%	21%
      Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products. The increase in absolute dollars was primarily as a result of increased personnel costs whereby salaries and related benefits increased by approximately $2.49 million. In addition, we created a compensation plan which is connected to the achievement of certain corporate goals whereby compensation costs increased by approximately $1.27 million. In particular, these increases were related to the development of new products and subscription services.
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

Sales and marketing

	Year Ended December
			% Change
	2004	2003	2004 to 2003

	(In thousands, except percentage data)
Expenses	$47,909	$40,139	19%
Percentage of total revenue	38%	43%
      Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, costs related to customer support, travel, tradeshows, promotional and advertising costs, and related facilities costs. The increase in sales and marketing expenses is due to our expansion of international markets including increases in headcount, primarily in the areas of senior sales and marketing personnel, whereby salaries and related benefits increased by approximately $3.18 million. Our sales support activities and co-op advertising costs, and commissions expense increased by approximately $1.03 million and $1.34 million, respectively, due to an increase in revenues. Our travel related expenses increased by approximately $1.08 million and $920,000, respectively, to support our expansion into international markets.

      The decrease in the sales and marketing expense as a percentage of revenue is due to the increase in revenues and realignment of resources. We expect to direct our sales and marketing expenses toward the expansion of domestic and international markets, introduction of new products and establishment and expansion of new distribution channels.

General and administrative

	Year Ended December
			% Change
	2004	2003	2004 to 2003

	(In thousands, except percentage data)
Expenses	$14,467	$11,893	22%
Percentage of total revenue	12%	13%
      General and administrative expenses consist primarily of personnel costs, directors and officers’ insurance, corporate governance costs, travel expense, and related facilities costs. The increase in absolute dollars was primarily due to a $1.29 million increase in costs related to corporate governance. In addition, we created a compensation plan which is connected to the achievement of certain corporate goals whereby compensation costs increased by approximately $870,000.
      We believe that general and administrative expenses will increase in absolute dollars and remain relatively stable as a percentage of total revenue as we incur costs related to new regulatory and corporate governance matters.

Amortization of purchased intangible assets

	Year Ended
	December
			% Change
	2004	2003	2004 to 2003

	(In thousands, except
	percentage data)
Expenses	$3,089	$5,333	(42)%
Percentage of total revenue	2%	6%
      Amortization of purchased intangibles represents the amortization of assets arising from contractual or other legal rights acquired in business combinations accounted for as a purchase and also represents amortization of intangibles assets acquired in a purchased business combination that are separable from the acquired entity, with exception of amortization of existing technology which is included in cost of revenue. Purchased intangible assets are being amortized over their estimated useful lives of three to six years. The primary reason for the reduction in amortization expense in 2004 compared to 2003 was that certain intangibles from the Phobos and Ignyte acquisitions reached the end of their useful life. Amortization for the year ended December 31, 2004 primarily consisted of $2.8 million, $23,000, and $26,000 relating to the amortization of purchased intangibles associated with the acquisitions of Phobos, RedCreek, and Ignyte, respectively. Amortization for the year ended December 31, 2003 primarily consisted of $4.8 million, $23,000, and $153,000 associated with the acquisitions of Phobos, RedCreek, and Ignyte, respectively.
      Future amortization to be included in operating expense based on current balance of purchased intangibles absent any additional investment is as follows (in thousands):

Fiscal Year

2005	$2,813
2006	2,450

Total	$5,263

Impairment of goodwill

	Year Ended
	December
			% Change
	2004	2003	2004 to 2003

	(In thousands, except
	percentage data)
Expenses	$—	$—	0%
Percentage of total revenue	0%	0%
      During the fourth quarter of 2004 we performed the annual test for goodwill impairment as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). We currently operate in one reportable segment, which is also the only reporting unit for purposes of SFAS No. 142. Since we currently only have one reporting unit, all of the goodwill has been assigned to the enterprise as a whole. We completed our evaluation with the assistance of independent valuation experts and concluded that goodwill was not impaired as the fair value of our Company exceeded its carrying value, including goodwill. The discounted cash flow methodology was the primary method used to determine the fair value for SFAS No. 142 impairment purposes. In performing these analyses, we used the best information available under the circumstances, including reasonable and supportable assumptions and projections of future operating results. The discount rate used in the analysis was 33%, which was based on historical risk premiums required by investors for companies of our size, industry and capital structure and included risk factors specific to the sectors in which we operate.
      Any impairment charges recorded in the future could have a material adverse impact on our financial conditions and results of operations.

Restructuring charges

	Year Ended
	December
			% Change
	2004	2003	2004 to 2003

	(In thousands, except
	percentage data)
Expenses	$(171)	$1,833	(109)%
Percentage of total revenue	(0)%	2%
      As discussed in the Notes to our Condensed Consolidated Financial Statements, we have implemented two restructuring plans — one initiated in the second quarter of 2002 and the second initiated in the second quarter of 2003. Our restructuring plans are designed to realign and reduce our cost structure and integrate certain company functions. The execution of the 2003 restructuring plan was significantly completed as of the second quarter of 2003. We recognized a restructuring charge related to the 2003 plan of approximately $1.5 million during the fiscal year ended December 31, 2003. During 2004, we recorded additional restructuring charges related to the 2003 restructuring plan consisting of $5,000 related to properties vacated in connection with facilities consolidation, offset by $42,000 reversal for severance accrual for employees who have remained with us. The restructuring plan resulted in the elimination of 43 positions worldwide. The overall result of the reduction in workforce was less than the total positions eliminated, as we made investments in personnel in research and development and in our sales and marketing organization. In addition, as a result of the restructuring plan, we vacated four facilities.
      The execution of the 2002 restructuring plan was completed as of the second quarter of 2002, however, during the year ended December 31, 2003 we recorded additional restructuring charges totaling $354,000, consisting of $379,000 related to properties vacated in connection with facilities consolidation, offset by $25,000 reversal for severance accrual for an employee who has remained with us. During 2004, we recorded additional restructuring charges related to the 2002 plan consisting of $21,000 related to properties vacated in connection with facilities consolidation, offset by $155,000 reversal for a favorable lease modification related to properties vacated in connection with facilities consolidation. The restructuring plan resulted in the vacating of three facilities and in the elimination of 77 positions, all of which were eliminated as of December 31, 2002. We may adjust our restructuring related estimates in the future, if necessary.

Stock-based compensation

	Year Ended
	December
			% Change
	2004	2003	2004 to 2003

	(In thousands, except
	percentage data)
Expenses	$75	$700	(89)%
Percentage of total revenue	0%	1%
      The December 31, 2004 amortization of stock-based compensation amount relates to a modification of a stock option grant which is subject to variable accounting treatment, resulting in expense or contra-expense recognition each period, using the cumulative expense method. The December 31, 2003 amortization of stock-based compensation amount includes $42,000, $12,000 and $68,000 relating to deferred stock-based compensation associated with employee stock options issued in connection with the Phobos, Ignyte and RedCreek acquisitions, respectively. In addition we recorded $479,000 in stock-based compensation charge related to acceleration of stock options for two employees. The decrease in expense from 2003 to 2004 was primarily caused by a number of the grants becoming fully vested.
      Interest income and other expense, net. Interest income and other expense, net was $4.1 million for the year ended December 31, 2004 compared to $4.2 million in the year ended December 31, 2003, and primarily consists of interest income on our cash, cash equivalents and short-term investments. The fluctuations in the short-term interest rates directly influence the interest income recognized by us. For the year ended December 31, 2004, the decrease was primarily due to lower interest rates offset by the increase in our cash, cash equivalents and short-term investments.

Benefit from (provision for) income taxes

	Year Ended
	December
			% Change
	2004	2003	2004 to 2003

	(In thousands, except
	percentage data)
Benefit (provision)	$(229)	$1,590	(114)%
Percentage of total revenue	0%	2%
      In each period, the benefit from income taxes is based on an estimated effective rate for each of the respective calendar years. In both periods, the provision or benefit for income taxes is based on an estimated effective rate for each of the respective calendar years. Our effective tax rate differs from the statutory federal and state tax rates for the fiscal years ended December 31, 2004 and 2003 due primarily to the effect of amortization of stock-based compensation, goodwill and intangible assets, which are permanent, non-deductible book/tax differences and in addition, in 2003, the impact of the change in valuation allowance since as of December 31, 2003, we have a full valuation allowance against our deferred tax assets because we determined that it is more likely than not that all deferred tax assets may not be realized in the foreseeable future due to historical operating losses. The net operating loss and research and development tax credit carryovers that make up the vast majority of the deferred tax assets will expire at various dates through the year 2024. Going forward, we will assess the continued need for the valuation allowance. After we have demonstrated profitability for a period of time and begin utilizing a significant portion of the deferred tax assets, we may reverse the valuation allowance, likely resulting in a significant benefit to the statement of operations in some future period. At this time, we cannot reasonably estimate when this reversal might occur, if at all.

2003 compared to 2002

Revenue

	Year Ended December
			% Change
	2003	2002	2003 to 2002

	(In thousands, except percentage data)
Product	$65,931	$78,184	(16)%
Percentage of total revenue	70%	76%
License and service	28,470	25,035	14%
Percentage of total revenue	30%	24%

Total revenue	$94,401	$103,219	(9)%

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
      Our access security products, including our TELE, SOHO, and PRO product lines, represented approximately 93% of product revenues in 2003 compared to 89% of product revenues in 2002. Our transaction security and large network access security products, including our SSL and GX product lines and VPN products acquired from RedCreek, represented approximately 7% of product revenues in 2003 compared to approximately 9% in 2002. During 2002, legacy products of acquired entities that have generally been brought to end of life within the first year of combined operations represented approximately 2% of product revenues. During 2003, we had insignificant product revenues from legacy products. These revenues were generated from network infrastructure products that are not part of our long-term product strategy.
      In addition, our OEM product revenues decreased to $4.0 million in 2003 from $7.5 million in 2002, which primarily related to lower sales of our appliances to our OEM partners.

License and service revenue
      License and service revenue is comprised primarily of licenses and services such as node upgrades, anti-virus protection, intrusion prevention, and content filtering services that are sold into the installed base of access security appliances. In addition, we generate license and service revenues from extended service contracts, licensing of our Global Management System software, licensing of our firewall software, and professional services related to training, consulting and engineering services. The increase in license and service revenue was related to subscription services and service contracts which were primarily due to the increase in our installed base combined with increased marketing efforts geared toward generating renewal contracts. These increases were partially offset by a decrease in licensing our software and ASIC technology.
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
      Revenues from the licensing of our software and ASIC technology arise out of unique transactional requirements and are therefore more difficult to predict. Unlike our upgrade and subscription products marketed to our installed base, we do not have dedicated sales and marketing resources to pursue licensing transactions for our technology, but rather we pursue these opportunities as they arise. We generated approximately $2.3 million of revenues from the licensing of our software and ASIC technology during 2002 and generated insignificant revenues from the licensing of these products during 2003. This decrease is related to the fact that we did not enter into any new license agreements for our ASIC technology.

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
      In addition to our distribution channels, we also sell our products to OEMs who sell our technologies under their brand name. Our two primary OEM partners are 3Com and Cisco Systems. Neither of these customers represented more than 5% of total revenues in 2002 and 2003. OEM revenues represented approximately 4% and 9% of total revenues in 2003 and 2002, respectively.

Geographic revenue data

	Year Ended December
			% Change
	2003	2002	2003 to 2002

	(In thousands, except percentage data)
Americas	$66,548	$69,748	(5)%
Percentage of total revenues	70%	68%
EMEA	18,522	20,948	(12)%
Percentage of total revenues	20%	20%
APAC	9,331	12,523	(25)%
Percentage of total revenues	10%	12%
Total revenues	$94,401	$103,219

      The decrease in international revenues was in part related to macroeconomic conditions in both EMEA and APAC. For example, in EMEA the rate of growth of various economies where we do business was slow in 2003. In addition, the lagging recovery of the Japanese economy had a significant impact on our revenues from the APAC region. Another contributing factor to the decline in revenues was the decrease in shipments to our international market during the first half of 2003 in anticipation of introduction of our new generation of products during the fourth quarter of 2003.

Cost of Revenue

	Year Ended December
			% Change
	2003	2002	2003 to 2002

	(In thousands, except percentage data)
Product	$27,906	$25,303	10%
Gross margin	58%	68%
License and service	5,617	4,659	21%
Gross margin	80%	81%
Amortization of purchased technology	4,543	4,543	0%
Total cost of revenue	$38,066	$34,505

Note —	Effect of amortization of purchased technology has been excluded from product and license and service gross margin discussions below.

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

Amortization of purchased technology

	Year Ended December
			% Change
	2003	2002	2003 to 2002

	(In thousands, except percentage data)
Expenses	$4,543	$4,543	0%
Percentage of total revenue	5%	4%
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

Operating Expenses

Research and development

	Year Ended December
			% Change
	2003	2002	2003 to 2002

	(In thousands, except percentage data)
Expenses	$19,864	$18,900	5%
Percentage of total revenue	21%	18%
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

Sales and marketing

	Year Ended December
			% Change
	2003	2002	2003 to 2002

	(In thousands, except percentage data)
Expenses	$40,139	$42,937	(7)%
Percentage of total revenue	43%	42%
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

General and administrative

	Year Ended December
			% Change
	2003	2002	2003 to 2002

	(In thousands, except percentage data)
Expenses	$11,893	$11,200	6%
Percentage of total revenue	13%	11%
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

Amortization of purchased intangible assets

	Year Ended December
			% Change
	2003	2002	2003 to 2002

	(In thousands, except percentage data)
Expenses	$5,333	$5,744	(7)%
Percentage of total revenue	6%	6%
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

Impairment of goodwill

	Year Ended December
			% Change
	2003	2002	2003 to 2002

	(In thousands, except percentage data)
Expenses	$—	$87,640	(100)%
Percentage of total revenue	0%	85%
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
      In the fourth quarter of fiscal 2002, we recorded an asset impairment charge totaling $87.6 million against goodwill and included the charge in operating expenses using the same methodology as discussed above. The impairment charge was a result of the decline in our forecasted and actual revenue targets, which caused our market capitalization to decrease to a value below the reported carrying value.
      Any further impairment charges recorded in the future could have a material adverse impact on our financial conditions and results of operations.

Restructuring charges

	Year Ended December
			% Change
	2003	2002	2003 to 2002

	(In thousands, except percentage data)
Expenses	$1,833	$3,969	(54)%
Percentage of total revenue	2%	4%
      As previously discussed, we implemented two restructuring plans — one initiated in the second quarter of 2002 and the second initiated in the second quarter of 2003. Our restructuring plans are designed to realign and reduce our cost structure and integrate certain company functions. The execution of the 2003 restructuring plan was substantially completed as of the second quarter of 2003. We recognized a restructuring charge related to the 2003 plan of approximately $997,000 during the second quarter of 2003. For the remaining of the year ended December 31, 2003, we recorded additional restructuring charges related to the 2003 plan of $482,000, consisting of $457,000 for workforce reductions and $25,000 related to properties vacated in connection with facilities consolidation. The restructuring plan will result in the elimination of approximately 43 positions worldwide, 40 of which were eliminated as of December 31, 2003. The overall result of the reduction in workforce will be less than the total positions eliminated as we realign our workforce requirements. In addition, the restructuring plan resulted in the vacating of four facilities.
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

Stock-based compensation

	Year Ended December
			% Change
	2003	2002	2003 to 2002

	(In thousands, except percentage data)
Expenses	$700	$1,400	(50)%
Percentage of total revenue	1%	1%
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

Benefit from income taxes.

	Year Ended
	December
			% Change
	2003	2002	2003 to 2002

	(In thousands, except percentage data)
Benefit	$1,590	$3,119	(49)%
Percentage of total revenue	2%	3%
      In each period, the benefit from income taxes is based on an estimated effective rate for each of the respective calendar years. In both periods, the provision or benefit for income taxes is based on an estimated effective rate for each of the respective calendar years. Our effective tax rate differs from the statutory federal and state tax rates for the fiscal years ended December 31, 2003 and 2002 due primarily to the effect of amortization of stock-based compensation, goodwill and intangible assets, which are permanent, non-deductible book/ tax differences and the impact of the change in valuation allowance since as of December 31, 2003 we have a full valuation allowance against our deferred tax assets because we determined that it is more likely than not that all deferred tax assets may not be realized in the foreseeable future due to historical operating losses. The net operating loss and research and development tax credit carryovers that make up the vast majority of the deferred tax assets will expire at various dates through the year 2023. Going forward, we will assess the continued need for the valuation allowance. After we have demonstrated profitability for a period of time and begin utilizing a significant portion of the deferred tax assets, we may reverse the valuation allowance, likely resulting in a significant benefit to the statement of operations in some future period. At this time, we cannot reasonably estimate when this reversal might occur, if at all.

Quarterly Results of Operations
      The following tables set forth our unaudited quarterly results of operations, in dollars and as a percentage of total revenue, for the eight quarters ended December 31, 2004. You should read the following tables in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K. We have prepared this unaudited information on the same basis as our audited financial statements. These tables include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter.

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004	2003	2003	2003	2003

Revenue:
Product	$19,524	$18,143	$22,609	$22,718	$20,381	$16,799	$14,500	$14,251
License and service	12,491	11,242	9,805	9,117	8,192	7,322	6,901	6,055

Total revenue	32,015	29,385	32,414	31,835	28,573	24,121	21,401	20,306

Cost of revenue:
Product	7,225	6,832	7,984	8,120	7,352	7,373	7,344	5,837
License and service	2,148	1,774	1,597	1,505	1,410	1,252	1,371	1,584
Amortization of purchased technology	1,136	1,135	1,136	1,136	1,136	1,135	1,136	1,136

Total cost of revenue	10,509	9,741	10,717	10,761	9,898	9,760	9,851	8,557

Gross margin	21,506	19,644	21,697	21,074	18,675	14,361	11,550	11,749
Operating expenses:
Research and development	5,841	5,732	6,118	5,990	5,178	5,281	4,880	4,525
Sales and marketing	12,043	12,097	12,511	11,258	10,784	9,220	10,089	10,046
General and administrative	3,819	3,339	3,560	3,749	3,276	3,209	2,874	2,534
Amortization of purchased intangible assets	704	786	787	812	1,119	1,404	1,405	1,405
Restructuring charges	(156)	(143)	115	13	164	403	1,104	162
Stock-based compensation	(30)	(75)	33	147	268	38	251	143

Total operating expenses	22,221	21,736	23,124	21,969	20,789	19,555	20,603	18,815

Loss from operations	(715)	(2,092)	(1,427)	(895)	(2,114)	(5,194)	(9,053)	(7,066)

Interest income and other expense, net	1,325	1,105	785	835	953	891	1,032	1,293

Income (loss) before income taxes	610	(987)	(642)	(60)	(1,161)	(4,303)	(8,021)	(5,773)
Benefit from (provision for) income taxes	125	(169)	(86)	(99)	(94)	(143)	(73)	1,900

Net income (loss)	$735	$(1,156)	$(728)	$(159)	$(1,255)	$(4,446)	$(8,094)	$(3,873)

Net income (loss) per share:
Basic	$0.01	$(0.02)	$(0.01)	$(0.00)	$(0.02)	$(0.07)	$(0.12)	$(0.06)

Diluted	$0.01	$(0.02)	$(0.01)	$(0.00)	$(0.02)	$(0.07)	$(0.12)	$(0.06)

Shares used in computing net income (loss) per share:
Basic	70,837	71,344	71,134	70,051	68,434	67,924	67,658	67,557

Diluted	72,944	71,344	71,134	70,051	68,434	67,924	67,658	67,557

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004	2003	2003	2003	2003

Revenue:
Product	61.0%	61.7%	69.8%	71.4%	71.3%	69.6%	67.8%	70.2%
License and service	39.0	38.3	30.2	28.6	28.7	30.4	32.2	29.8

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenue:
Product	22.6	23.2	24.7	25.5	25.7	30.6	34.3	28.7
License and service	6.7	6.0	4.9	4.7	4.9	5.2	6.4	7.8
Amortization of purchased technology	3.5	3.9	3.5	3.6	4.0	4.7	5.3	5.6

Total cost of revenue	32.8	33.1	33.1	33.8	34.6	40.5	46.0	42.1

Gross margin	67.2	66.9	66.9	66.2	65.4	59.5	54.0	57.9
Operating expenses:
Research and development	18.2	19.5	18.9	18.8	18.1	21.9	22.8	22.3
Sales and marketing	37.6	41.2	38.6	35.3	37.7	38.2	47.1	49.5
General and administrative	11.9	11.4	10.9	11.8	11.5	13.3	13.4	12.5
Amortization of purchased intangible assets	2.2	2.7	2.4	2.6	3.9	5.8	6.6	6.9
Restructuring charges	(0.5)	(0.5)	0.4	0.0	0.6	1.7	5.2	0.8
Stock-based compensation	(0.0)	(0.3)	0.1	0.5	0.9	0.2	1.2	0.7

Total operating expenses	69.4	74.0	71.3	69.0	72.7	81.1	96.3	92.7

Loss from operations	(2.2)	(7.1)	(4.4)	(2.8)	(7.3)	(21.6)	(42.3)	(34.8)
Interest income and other expense, net	4.1	3.8	2.4	2.6	3.3	3.7	4.8	6.4

Income (loss) before income taxes	1.9	(3.3)	(2.0)	(0.2)	(4.0)	(17.9)	(37.5)	(28.4)
Benefit from (provision for) income taxes	0.4	(0.6)	(0.2)	(0.3)	(0.3)	(0.6)	(0.3)	9.4

Net income (loss)	2.3%	(3.9)%	(2.2)%	(0.5)%	(4.3)%	(18.5)%	(37.8)%	(19.0)%

Liquidity and Capital Resources
      SonicWALL ended fiscal 2004 with $252.7 million in cash, cash equivalents and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, an increase of $9.2 million as compared to fiscal 2003 year end. Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries and related benefits), general operating expenses (marketing, travel, office rent), the repurchase of shares of common stock under our share repurchase program, and payments for the production of our products. Another source of cash is proceeds from the exercise of employee stock options.

Operating Activities
      Cash provided by operating activities was $17.5 million for fiscal 2004 primarily as a result of net loss adjusted by non-cash items, increases in deferred revenue and accrued payroll and related benefits offset by an increase in accounts receivables and a decrease in accounts payable. Deferred revenues increased due to increased sales of subscription and other services as well as increases related to shipments to distributors whereby revenue is recognized on a sell-through method. Accounts receivable increased due to non-linearity of shipments combined with increase in revenues. Accounts payable decreased due to the timing of payments to our vendors. Accrued payroll and related benefits increased primarily due to increased accruals resulting from the achievement of certain operating objectives in fiscal 2004, as part of our annual compensation plan.

      Cash provided by operating activities was $9.2 million for fiscal 2003 primarily as a result of net loss adjusted for non-cash items, and decreases in accounts receivable and inventory and an increase in deferred revenue. Accounts receivables decreased due to improved cash collections and linearity of shipments. Inventory decreased due to increased revenue during the fourth quarter of 2003 as compared to the same period in 2002. Deferred revenue increased primarily due to increased sale of our maintenance services.
      Cash generated from operating activities was $11.2 million for fiscal 2002 primarily as a result of net loss adjusted for non-cash items, and decreases in accounts receivable offset by a decrease in deferred revenue. Accounts receivable decreased primarily due to a decrease in revenues. The decrease in deferred revenue is primarily due to recognition of previously deferred revenues.
      Our primary source of operating cash flows is the collection of accounts receivable from our customers. We measure the effectiveness of our collections efforts by an analysis of accounts receivable day sales outstanding (DSO). Our DSO in accounts receivable was 49 days at December 31, 2004 compared to 30 days at December 31, 2003 and 52 days at December 31, 2002. The increase in DSO at December 31, 2004 as compared to December 31, 2003 was primarily due to an increase in payment terms from 30 days to 60 days for international shipments. Collection of accounts receivable and related DSO will fluctuate in future periods due to the timing and amount of our future revenues and the effectiveness of our collection efforts. In the future, collections could fluctuate depending on the payment terms we extend to our customers, which historically is net thirty to ninety days.
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

Investing Activities
      Net cash used in investing activities was $19.1 million in 2004, primarily as a result of the net purchase of $17.0 million of short-term investments and $2.1 million used for purchases of property and equipment. Net cash used in investing activities was $6.0 million in 2003, primarily as a result of the net purchase of $3.5 million of short-term investments and $2.5 million used for purchases of property and equipment. Net cash used in investing activities was $52.3 million in 2002, primarily as a result of $44.9 million transferred from cash to short-term investments, $4.1 million used for purchases of property and equipment and $3.3 million paid, net of cash acquired, for business combinations, including approximately $1.0 million used in 2002 for Phobos earnouts.

Financing Activities
      Net cash used in financing activities was $5.4 million in 2004. In 2004, cash of $13.9 million was provided from common stock issuances as a result of stock option exercises, offset by $19.4 million used as part of the Company’s stock repurchase program. As noted in Item 5c, the Company’s Board of Directors authorized a stock repurchase program to reacquire up to $50 million of common stock. During the fourth quarter of fiscal 2004, the Company repurchased and retired 3.2 million shares of SonicWALL common stock, the remaining authorized amount under this program is $30.6 million at December 31, 2004. In February 2005, the Company’s Board of Directors increased the amount under the stock repurchase program from $50 million to $75 million. Net cash provided by financing activities was $4.2 million in 2003 and $3.3 million in 2002. In 2003 and 2002, cash was provided from common stock issuances as a result of stock option exercises.

Financial Position
      We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months. However, we may be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. We cannot assure you that additional equity or debt financing will be available on acceptable terms or at all. Our sources of liquidity beyond twelve months, in management’s opinion, will be our then current cash balances, funds from operations and whatever long-term credit facilities we can arrange. We have no other agreements or arrangements with third parties to provide us with sources of liquidity and capital resources beyond twelve months. We believe that future liquidity and capital resources will not be materially affected in the event we are not able to prevail in litigation for which we have been named a defendant as described in Note 10 to the financial statements.
Off-Balance Sheet Arrangements and Contractual Obligations
      We do not have any debt, long-term obligations or long-term capital commitments. The following summarizes our principal contractual commitments as of December 31, 2004 (in thousands):

		Payments Due by Period

		Less than
Contractual Obligations	Total	One Year	1 to 3 Years	3 to 5 Years

Operating lease obligations	$1,993	$895	$709	$389
Non-cancelable purchase obligations	$5,707	$5,707	$—	$—
      We outsource our manufacturing function primarily to one third-party contract manufacturer. At December 31, 2004, we had purchase obligations to this vendor totaling approximately $7.8 million. Of this amount $5.1 million cannot be cancelled. We are contingently liable for any inventory owned by the contract manufacturer that becomes excess and obsolete. As of December 31, 2004, we had accrued $79,000 for excess and obsolete inventory held by our contract manufacturer. In addition, as of December 31, 2004 in the normal course of business we had $641,000 in non-cancelable purchase commitments. We are contingently liable for any inventory related to the non-cancelable purchase obligations in the event that the inventory becomes excess and obsolete.
Other Information
      Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the audit and non-audit services pre-approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegation authority by the Audit Committee, other than de minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the SEC. During fiscal 2004, the Audit Committee pre-approved non-audit related tax services for certain of the Company’s European subsidiaries performed by PricewaterhouseCoopers LLP.
Recent Accounting Pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values beginning with the first interim period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123(R) in the third quarter of 2005. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company is currently evaluating the requirements of SFAS No. 123(R) and expects that adoption of SFAS No. 123(R) will have a material impact on the Company’s consolidated financial position or consolidated results of operations. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123(R), and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. See pro forma stock-compensation in Note 1 to the Consolidated Financial Statements.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect that adoption of SFAS No. 151 will have a material effect on its consolidated financial position or consolidated results of operations.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS No. 153). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The Company does not expect that adoption of SFAS No. 153 will have a material effect on its consolidated financial position or consolidated results of operations.
      In March 2004, the EITF reached a consensus on EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application To Certain Investments” (“EITF 03-01”). EITF 03-01 provides guidance on the meaning of “other-than-temporary” impairment and its application to certain marketable debt and equity securities accounted for under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and non-marketable securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired. However, the disclosure requirements are effective for annual periods ended after June 15, 2004. The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations.
      In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FAS 109-2”). The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. The Company does not believe that the adoption of FAS 109-2 will have a significant effect on its consolidated financial position or consolidated results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk
      Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments. In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities,” we classified our short-term investments as available-for-sale. Consequently, investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. As of December 31, 2004, our cash, cash equivalents and short-term investments included money-markets securities, corporate bonds, municipal bonds and commercial paper which are subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates change prior to maturity.
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
      The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted average interest rates as of December 31, 2004:

	Maturing in

		More
	Less Than	Than One
	One Year	Year	Total

	(In thousands, except percentage data)
Short-term investments	$102,873	$126,353	$229,226
Weighted average interest rate	2.17%	2.73%

Foreign currency risk
      We consider our exposure to foreign currency exchange rate fluctuations to be minimal. We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars. For the year ended December 31, 2004, we earned approximately 30% of our revenue from international markets, which in the future may be denominated in various currencies. Because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. A weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future. In addition, we have minimal cash balances denominated in foreign currencies. We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.

Item 8.	Financial Statements And Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
SonicWALL, Inc.:
      We have completed an integrated audit of SonicWALL Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of SonicWALL, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report On Internal Control Over Financial Reporting appearing under Item 9A, that SonicWALL, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over the financial reporting process due to a lack of a sufficient complement of personnel with a level of financial reporting expertise that is commensurate with the Company’s financial reporting requirements, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2004, the Company did not maintain effective controls over the financial reporting process because the Company lacked a sufficient complement of personnel with a level of financial reporting expertise that is commensurate with the Company’s financial reporting requirements. During fiscal year 2004, the Company improperly recognized product revenue on certain transactions where delivery and transfer of title or the evidence of a final arrangement had not yet occurred. Furthermore, the Company did not properly account for rent expense associated with its corporate headquarters lease extension. This control deficiency resulted in material adjustments to revenue, cost of revenue and operating expenses during the second and third quarters of 2004. Additionally, the lack of a sufficient complement of personnel with a level of financial reporting expertise that is commensurate with the Company’s financial reporting requirements is a control deficiency that could result in a material misstatement of annual or interim financial statements that would not be prevented or detected. As a result, management determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      In our opinion, management’s assessment that SonicWALL, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, SonicWALL, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
PricewaterhouseCoopers LLP
San Jose, California
March 16, 2005

SONICWALL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	share data)
ASSETS
Current Assets:
Cash and cash equivalents	$23,446	$30,467
Short-term investments	229,226	213,010
Accounts receivable, net of allowance for doubtful accounts of $188 and $449	14,204	9,164
Inventories	2,191	1,955
Prepaid expenses and other current assets	2,069	2,589

Total current assets	271,136	257,185
Property and equipment, net	3,395	4,903
Goodwill	97,953	97,953
Purchased intangibles and other assets, net	14,361	21,680

Total assets	$386,845	$381,721

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,737	$7,376
Accrued restructuring	398	1,251
Accrued payroll and related benefits	8,409	4,988
Other accrued liabilities	4,719	3,830
Deferred revenue	30,173	19,180
Income taxes payable	500	827

Total current liabilities	49,936	37,452

Commitments and contingencies (Note 10)
Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 68,623,042 and 68,613,012 shares issued and outstanding	463,661	468,905
Accumulated other comprehensive loss	(846)	(38)
Accumulated deficit	(125,906)	(124,598)

Total shareholders’ equity	336,909	344,269

Total liabilities and shareholders’ equity	$386,845	$381,721

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenue:
Product	$82,994	$65,931	$78,184
License and service	42,655	28,470	25,035

Total revenue	125,649	94,401	103,219

Cost of revenue:
Product, excluding amortization of stock-based compensation of $0, $7 and $40	30,161	27,906	25,303
License and service	7,024	5,617	4,659
Amortization of purchased technology	4,543	4,543	4,543

Total cost of revenue	41,728	38,066	34,505

Gross margin	83,921	56,335	68,714

Operating expenses:
Research and development, excluding amortization of stock-based compensation of $75, $70, and $303	23,681	19,864	18,900
Sales and marketing, excluding amortization of stock-based compensation of $0, $398, and $898	47,909	40,139	42,937
General and administrative, excluding amortization of stock-based compensation of $0, $225, and $159	14,467	11,893	11,200
Amortization of goodwill and purchased intangible assets	3,089	5,333	5,744
Impairment of goodwill	—	—	87,640
Restructuring charges	(171)	1,833	3,969
Stock-based compensation	75	700	1,400

Total operating expenses	89,050	79,762	171,790

Loss from operations	(5,129)	(23,427)	(103,076)
Interest income and other expense, net	4,050	4,169	6,044

Loss before income taxes	(1,079)	(19,258)	(97,032)
Benefit from (provision for) income taxes	(229)	1,590	3,119

Net loss	$(1,308)	$(17,668)	$(93,913)

Net loss per share:
Basic and diluted	$(0.02)	$(0.26)	$(1.40)

Shares used in computing net loss per share:
Basic and diluted	70,850	67,895	67,124

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except for share data)

				Accumulated
				Other
	Common Stock		Deferred	Comprehensive		Total
			Stock	Income	Accumulated	Shareholders’
	Shares	Amount	Compensation	(Loss)	Deficit	Equity

Balance at December 31, 2001	66,557,275	$466,857	$(2,881)	$194	$(13,017)	$451,153
Issuance of common stock upon exercise of stock options	933,618	1,839	—	—	—	1,839
Issuance of common stock in connection with acquisition	50,000	243	—	—	—	243
Return of shares in connection with acquisition	(317,244)	(4,982)	—	—	—	(4,982)
Issuance of common stock in connection with the Employee Stock Purchase Plan (ESPP)	193,494	1,458	—	—	—	1,458
Stock-based compensation, net of cancellations	—	(1,205)	2,517	—	—	1,312
Comprehensive loss:
Unrealized gain on investment securities, net	—	—	—	73	—	73
Net loss	—	—	—	—	(93,913)	(93,913)

Total comprehensive loss	—	—	—	—	—	(93,840)

Balance at December 31, 2002	67,417,143	464,210	(364)	267	(106,930)	357,183
Issuance of common stock upon exercise of stock options	743,466	2,947	—	—	—	2,947
Issuance of common stock in connection with acquisition	50,000	243	—	—	—	243
Issuance of common stock in connection with the Employee Stock Purchase Plan (ESPP)	402,403	1,242	—	—	—	1,242
Stock-based compensation, net of cancellations	—	263	364	—	—	627
Comprehensive loss:
Unrealized loss on investment securities, net	—	—	—	(305)	—	(305)
Net loss	—	—	—	—	(17,668)	(17,668)

Total comprehensive loss	—	—	—	—	—	(17,973)

Balance at December 31, 2003	68,613,012	468,905	—	(38)	(124,598)	344,269
Issuance of common stock upon exercise of stock options	2,805,521	12,208	—	—	—	12,208
Issuance of common stock in connection with the Employee Stock Purchase Plan (ESPP)	387,509	1,717	—	—	—	1,717
Stock-based compensation	—	75	—	—	—	75
Repurchase of common stock	(3,183,000)	(19,356)	—	—	—	(19,356)
Income tax benefit from stock option exercises	—	112	—	—	—	112
Comprehensive loss:
Unrealized loss on investment securities, net	—	—	—	(808)	—	(808)
Net loss	—	—	—	—	(1,308)	(1,308)

Total comprehensive loss	—	—	—	—	—	(2,116)

Balance at December 31, 2004	68,623,042	$463,661	$—	$(846)	$(125,906)	$336,909

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(1,308)	$(17,668)	$(93,913)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,216	13,508	13,479
Impairment of goodwill	—	—	87,640
Income tax benefit from exercise of employee stock options	112	—	—
Reduction in allowance for doubtful accounts	(104)	(575)	(644)
Deferred income taxes	—	(1,960)	(4,175)
Non-cash restructuring	(171)	98	1,109
Amortization of stock-based compensation	75	700	1,400
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(4,936)	4,685	4,246
Inventories	(236)	3,810	(514)
Prepaid expenses and other current assets	520	827	1,358
Other assets	(284)	10	(41)
Accounts payable	(1,639)	574	(665)
Accrued payroll and related benefits	3,421	208	926
Accrued restructuring	(682)	(191)	1,442
Other accrued liabilities	889	(960)	(391)
Deferred revenue	10,993	5,786	(1,225)
Income taxes payable	(327)	363	1,118

Net cash provided by operating activities	17,539	9,215	11,150

Cash flows from investing activities:
Purchase of property and equipment	(2,105)	(2,458)	(4,138)
Acquisitions, net of cash acquired	—	—	(3,262)
Sale of short-term investments	320,832	192,468	400,638
Purchase of short-term investments	(337,856)	(195,977)	(445,563)

Net cash used in investing activities	(19,129)	(5,967)	(52,325)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants and issuance of common stock in connection with ESPP	13,925	4,189	3,297
Repurchase of common stock	(19,356)	—	—

Net cash provided by (used in) financing activities	(5,431)	4,189	3,297

Net increase (decrease) in cash and cash equivalents	(7,021)	7,437	(37,878)
Cash and cash equivalents at beginning of year	30,467	23,030	60,908

Cash and cash equivalents at end of year	$23,446	$30,467	$23,030

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$445	$270	$137
Supplemental disclosure of non-cash investing and financing activities:
Reversal of deferred stock compensation for terminated employees	$—	$(216)	$(1,205)
Issuance of common stock and assumption of stock options and warrants in connection with acquired businesses	$—	$243	$243
Return of common stock in connection with acquired businesses	$—	$—	$(4,982)
Goodwill adjustment recorded for acquired businesses	$—	$—	$8,783
Unrealized gain (loss) on short-term investments, net of tax	$(808)	$(305)	$73
The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company and Summary of Significant Accounting Policies:
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

Foreign Currencies
      The functional currency for primarily all of the Company’s foreign subsidiaries is the US dollar. The Company remeasures assets and liabilities at the period end or historical exchange rate, as appropriate. Revenues and expenses are measured at the average rate during the period. Currency translation gains and (losses) for the years ended December 31, 2004, 2003, and 2002 amounted to ($209,000), ($195,000), and $32,000, respectively, and are included in interest income and expense, net.

Cash and cash equivalents and short-term investments
      The Company considers all highly liquid investments purchased with an original maturity or remaining maturity at the date of purchase of three months or less to be cash equivalents, and investments maturing in three to twelve months to be short-term investments. Cash equivalents and short-term investments consist of money market funds, corporate bonds, U.S. government securities and commercial paper. Management has the ability and intent, if necessary, to liquidate any of these investments in order to meet our liquidity needs within the normal operating cycle. Accordingly, all marketable securities are classified as current assets. The Company classifies its short-term investments into categories in accordance with the provisions of Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities.” Currently, the Company classifies its short-term investments as available-for-sale, which are reported at fair market value with the related unrealized gains and losses, net of taxes, included in shareholders’ equity. Realized gains and losses, declines in value of securities judged to be other than temporary, and interest and dividends on all securities are included in interest and other income, net. The fair value of the Company’s investments is based on quoted market prices. Realized gains and losses are computed using the specific identification method.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair value
      The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values due to their relatively short maturities. The Company does not hold or issue financial instruments for trading purposes.

Concentration of credit risk, foreign operations and significant customers
      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company places its temporary cash and short-term investments in corporate bonds, municipal bonds, commercial paper and money market accounts with high credit quality financial institutions. Cash balances held with banks may exceed the amount of insurance provided on such balances. The Company’s accounts receivable are derived from revenue earned from customers located in the U.S. and certain foreign countries and regions, including Europe, Canada, Japan and Australia. Sales to foreign customers for the years ended December 31, 2004, 2003 and 2002, all of which were denominated in U.S. dollars, accounted for 30%, 30%, and 34% of total revenue, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and expected collectibility. We review our allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.
      During the year ended December 31, 2004, Ingram Micro and Tech Data accounted for approximately 17% and 21% of the Company’s revenue, respectively, and at December 31, 2004 Ingram Micro and Tech Data accounted for 6% and 26% of gross accounts receivable, respectively. During the year ended December 31, 2003, Ingram Micro and Tech Data accounted for approximately 23% and 20% of the Company’s revenue, respectively, and at December 31, 2003 Ingram Micro and Tech Data accounted for 14% and 15% of gross accounts receivable, respectively. During the year ended December 31, 2002, Ingram Micro and Tech Data accounted for approximately 21% and 26% of the Company’s revenue, respectively, and at December 31, 2002 Ingram Micro and Tech Data accounted for 14% and 37% of gross accounts receivable, respectively. While a reduction in sales by either of these distributors would be largely offset by an increase in sales by the other or by the addition of other distributors, we would likely incur a temporary decline in sales.
      The Company outsources its manufacturing primarily to one third party contract manufacturer and some of the key components in the Company’s products come from single or limited sources of supply. The inability of any supplier or manufacturer to fulfill supply requirements of the Company could temporarily have negative impact on future operating results.

Inventories
      Inventories are stated at the lower of standard cost (which approximates cost determined on a first-in, first-out basis) or market. The Company writes-down the value of inventories for estimated excess and obsolete inventories based upon assumptions about future demand and market conditions.

Property and equipment
      Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the lesser of the related lease term or the estimated useful life of the improvement, which

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ranges from two to five years. Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $3.6 million, $3.6 million, and $3.2 million, respectively.

Purchased intangibles and other assets
      Purchased intangibles represents assets arising from contractual or other legal rights acquired in business combinations accounted for as a purchase. Purchased intangibles also represent intangible assets acquired in a business combination accounted for as a purchase that are separable from the acquired entity. Purchased intangible assets, including purchased technology, are being amortized over the estimated useful lives of three to six years.

Goodwill
      Goodwill represents the excess of the aggregate purchase price over the fair market value of the net tangible and intangible assets acquired in business combinations accounted for as a purchase. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and intangibles related to acquired workforce are no longer being amortized effective January 1, 2002.

Impairment of goodwill
      As discussed in Note 3, in January 2002, the Company adopted Statement of Financial Accounting Standard No. 142 (“SFAS No. 142”), which requires companies to stop amortizing goodwill. Instead, SFAS No. 142 requires that goodwill be reviewed for impairment upon adoption of SFAS No. 142 (January 1, 2002) and annually thereafter. The Company performs its annual impairment review during the fourth quarter of each year. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company currently operates in one reportable segment, which is also the only reporting unit for purposes of SFAS No. 142. Since the Company currently only has one reporting unit, all of the goodwill has been assigned to the enterprise as a whole.
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

Interest income and other expense, net
      Interest income and other expense, net consists primarily of interest income in the amount of $4.2 million, $4.2 million and $5.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro forma stock-based compensation
      The Company has adopted the disclosure-only provisions of SFAS No. 123 and SFAS 148. Accordingly, no compensation cost has been recognized for the Company’s stock option plan and the fair value of purchase rights issued under the ESPP in the accompanying statements of operations. Had compensation cost for the Company’s stock option plan and ESPP been determined based on the fair market value at the grant dates for stock options and purchase rights granted consistent with the provisions of SFAS No. 123, the Company’s net loss would have been changed to the pro forma amounts indicated below:

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except for
	per share amounts)
Net loss:
As reported	$(1,308)	$(17,668)	$(93,913)
Expensed stock compensation under the intrinsic value method, net of related tax effect	75	700	1,400
Stock-based compensation expense that would have been included in the determination of net loss had the fair value method been applied, net of related tax effect	(17,520)	(24,388)	(20,153)

Pro forma net loss	$(18,753)	$(41,356)	$(112,666)

Net loss per share — basic and diluted:
As reported	$(0.02)	$(0.26)	$(1.40)

Pro forma	$(0.26)	$(0.61)	$(1.68)

      The pro forma amounts reflect compensation expense related to stock option grants and look back features associated with the ESPP purchase rights from 1997 through 2004. The weighted average fair value of the options granted in 2004, 2003 and 2002 was $3.95, $3.57 and $5.41, respectively. The weighted average fair value of purchase rights issued under the 1999 ESPP in 2004, 2003 and 2002 was $2.38, $1.26 and $2.86 per share, respectively.
      The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002

Expected volatility	89%	90%	100%
Risk-free interest rate	2.52% to 3.55%	2.16% to 2.87%	2.61% to 4.20%
Expected life	4 years	4 years	4 years
Dividend yield	0%	0%	0%
      The fair value of purchase rights issued under the Employee Stock Purchase Plan were estimated using the following assumptions:

	2004	2003	2002

Expected volatility	60%	63%	90%
Risk-free interest rate	1.00% to 1.73%	1.01% to 1.33%	1.69% to 4.72%
Expected life	0.5 year	1 year	1 year
Dividend yield	0%	0%	0%

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Revenue recognition
      We derive our revenue from primarily four sources: (1) product revenue, (2) licensing revenue from software, (3) subscription revenues for services such as content filtering, anti-virus protection and intrusion prevention, and (4) other service revenues such as extended warranty and service contracts, training, consulting and engineering services. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. We may experience material differences in the amount and timing of our revenue for any period if our management makes different judgments or utilizes different estimates.
      The Company recognizes product and service revenues in accordance with SEC Staff Accounting Bulletin No. 101 (“SAB No. 101”), “Revenue Recognition in Financial Statements”, as amended by SAB No. 101A, SAB No. 101B and SAB 104.
      The Company applies provisions of Statement of Position 97-2, “Software Revenue Recognition” (“SOP No. 97-2”), as amended by Statement of Position 98-9 (“SOP No. 98-9”), “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is incidental, the Company does not apply separate accounting guidance to the hardware and software elements. We apply the provisions of Emerging Issues Task Force 03-05 (“EITF 03-05”), “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”, to determine whether the provisions of SOP 97-2 apply to transactions involving the sale of products that include a software component.
      The Company recognizes revenue for products when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss have been transferred to the customer, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. While the Company’s sales agreements contain standard terms and conditions, there are agreements that contain non-standard terms and conditions. In these cases, interpretation of non-standard provisions is required to determine the appropriate accounting for the transaction.
      Retroactive price protection rights tied to certain specific circumstances are contractually offered to the majority of the Company’s channel partners. The Company evaluates these rights carefully based on stock on hand in the channels that has been purchased within 60 days of the price change with the exception of Ingram Micro and Tech Data. Revenue from these two distributors is not recognized until they sell the product to their customers. As a consequence, there is no adverse impact on recognized revenue. In general, retroactive price adjustments are infrequent in nature. At December 31, 2004, 2003, and 2002, the Company had a reserve for price protection in the amounts of $33,000, $17,000, $457,000, respectively.
      Delivery to domestic channel partners and international channel partners is generally deemed to occur when we deliver the product to a common carrier. However, certain distributor agreements provide for rights of return for stock rotation. These stock rotation rights are generally limited to 15% to 25% of the distributor’s prior 3 to 6 months purchases or other measurable restrictions, and we estimate reserves for these return rights as discussed below. Our two largest distributors, Ingram Micro and Tech Data, have rights of return under certain circumstances that are not limited, therefore, we do not deem delivery to have occurred for any sales to Ingram Micro and Tech Data until they sell the product to their customers, at which time their right of return expires.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Evidence of an arrangement is manifested by a master distribution or OEM agreement, an individual binding purchase order, or a signed license agreement. In most cases, sales through our distributors and OEM partners are governed by a master agreement against which individual binding purchase orders are placed on a transaction-by-transaction basis.
      At the time of the transaction, the Company assesses whether the fee associated with the transaction is fixed or determinable and whether or not collection is reasonably assured. The Company assesses whether the fee is fixed or determinable based upon of the terms of the binding purchase order, including the payment terms associated with the transaction. If a significant portion of a fee is due beyond the Company’s normal payment terms, which are generally 30 to 90 days from invoice date, the Company accounts for the fee as not being fixed or determinable. In these cases, the Company recognizes revenue as the fees become due.
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
      For arrangements with multiple obligations (for example, the sale of an appliance which includes a year of free maintenance or a subscription based product), we allocate revenue to each component of the arrangement based on the objective evidence of fair value of the undelivered elements, which is generally the average selling price of each element when sold separately. This allocation process means that we defer revenue from the arrangement equal to the fair value of the undelivered elements and recognize such amounts as revenue when the elements are delivered.
      The Company’s arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, recognition of revenue occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.
      The Company recognizes revenue for subscriptions and services such as content filtering, anti-virus protection and intrusion prevention, and extended warranty and service contracts, ratably over the contract term. The Company’s training, consulting and engineering services are generally billed and recognized as revenue as these services are performed.

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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Advertising Costs
      The Company expenses advertising costs as incurred. Advertising expense totaled $4.8 million, $4.0 million and $5.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      The Company has agreements with certain of its distributors to provide marketing development funds. These agreements allow the distributors to be reimbursed by the Company for approved promotional activities, including advertising. The amounts available are related to a percentage of the distributors’ eligible purchases from the Company. The Company accrues for co-operative advertising as the related revenue is recognized and records the cost as an offset to revenue or as sales and marketing expense in accordance with Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer.” In the years ended December 31, 2004, 2003, and 2002, the Company recorded provisions for co-op advertising costs of $5.4 million, $3.6 million, and $3.9 million, respectively. As of December 31, 2004 and December 31, 2003, the accompanying balance sheets include a liability for marketing development funds of $715,000, and $116,000, respectively.

Computation of net loss per share
      Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Weighted average shares exclude shares subject to

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
repurchase (“restricted shares”). Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential dilutive securities outstanding during the period. Potential dilutive securities are composed of unvested restricted shares, stock purchase warrants and incremental common shares issuable upon the exercise of stock options.
      The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,

	2004	2003	2002

Numerator:
Net loss	$(1,308)	$(17,668)	$(93,913)

Denominator:
Weighted average common shares outstanding	70,850	67,895	67,148
Weighted average unvested common shares subject to repurchase	—	—	(24)

Denominator for basic calculation	70,850	67,895	67,124
Potentially dilutive securities	—	—	—

Denominator for diluted calculation	70,850	67,895	67,124

Basic net loss per share	$(0.02)	$(0.26)	$(1.40)

Diluted net loss per share	$(0.02)	$(0.26)	$(1.40)

      At December 31, 2004, potential dilutive securities of 13,618,992 consisting of options and warrants with a weighted average exercise price of $6.03, have not been considered in the computation of net loss per share as their effect would have been anti-dilutive.
      At December 31, 2003, potential dilutive securities of 14,591,232, consisting of options and warrants with a weighted average exercise price of $6.20, have not been considered in the computation of net loss per share as their effect would have been anti-dilutive.
      At December 31, 2002, potential dilutive securities of 10,332,655, consisting of options and warrants with a weighted average exercise price of $10.53, have not been considered in the computation of net loss per share as their effect would have been anti-dilutive.

Recent accounting pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values beginning with the first interim period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The company is required to adopt SFAS No. 123(R) in the third quarter of 2005. Under SFAS No. 123(R), the company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The company is currently evaluating the requirements of SFAS No. 123(R) and expects that adoption of SFAS No. 123(R) will have a material impact on the company’s consolidated financial position and consolidated results of operations. The company has not yet determined the method of adoption or the effect of adopting SFAS No. 123(R), and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. See pro forma stock-based compensation in Note 1 of the Notes to Consolidated Financial Statements.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect that adoption of SFAS No. 151 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS No. 153). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The Company does not expect that adoption of SFAS No. 153 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.
      In March 2004, the EITF reached a consensus on EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application To Certain Investments” (“EITF 03-01”). EITF 03-01 provides guidance on the meaning of “other-than-temporary” impairment and its application to certain marketable debt and equity securities accounted for under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and non-marketable securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired. However, the disclosure requirements are effective for annual periods ended after June 15, 2004. The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations.
      In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FAS 109-2”). The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. The Company does not believe that the adoption of FAS 109-2 will have a significant effect on its financial statements.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Balance Sheet Components:

	December 31,

	2004	2003

	(In thousands)
Inventories:
Raw materials	$18	$43
Finished goods	2,173	1,912

	$2,191	$1,955

Property and equipment, net:
Equipment	$8,756	$7,732
Office equipment and furniture	1,896	1,934
Leasehold improvements	1,391	1,389
Software	6,538	6,131

	18,581	17,186
Less: accumulated depreciation	(15,186)	(12,283)

	$3,395	$4,903

Purchased intangibles and other assets, net:
Purchased intangible assets	$52,529	$52,529
Other assets	695	382

	53,224	52,911
Less: accumulated amortization	(38,863)	(31,231)

	$14,361	$21,680

Note 3 —	Goodwill and Purchased Intangibles:
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
      Intangible assets consist of the following (in thousands):

		December 31, 2004			December 31, 2003

	Weighted Average	Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net

Purchased technology	71 months	$26,970	$(18,567)	$8,403	$26,970	$(14,024)	$12,946
Non-compete agreements	36 months	7,019	(7,019)	—	7,019	(7,016)	3
Customer base	69 months	18,140	(12,904)	5,236	18,140	(9,842)	8,298
Other	18 months	400	(373)	27	400	(350)	50

Total intangibles		$52,529	$(38,863)	$13,666	$52,529	$(31,232)	$21,297

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      All of the Company’s intangible assets are subject to amortization except for acquired workforce totaling $6.6 million, which was reclassified to goodwill as of January 1, 2002 upon the adoption of SFAS No. 142.
      Estimated future amortization expense to be included in cost of revenue is as follows (in thousands):

Fiscal Year

2005	$4,543
2006	3,860

Total	$8,403

      Estimated future amortization expense to be included in operating expense is as follows (in thousands):

Fiscal Year

2005	$2,813
2006	2,450

Total	$5,263

      In accordance with the provisions of SFAS No. 142, the Company performed a transition impairment analysis, which resulted in no impairment as of January  1, 2002. In addition, as required by SFAS No. 142, the Company performed an annual impairment test in the fourth quarter of fiscal 2003 and 2004 and concluded that the Company’s goodwill balances were not impaired as the fair value of our company exceeded its carrying value, including goodwill. In the fourth quarter of fiscal 2002 the Company performed its annual goodwill impairment analysis and as a result recorded a goodwill impairment charge of $87.6 million. The impairment reviews were performed in accordance with SFAS No. 142 which involves a two-step process as follows:

Step 1 — A comparison of the fair value of the Company’s reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, the Company will move to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2 — An allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit’s goodwill. The Company will then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.
      The Company currently operates in one reportable segment, which is also the only reporting unit for purposes of SFAS No. 142. Since the Company currently only has one reporting unit, all of the goodwill has been assigned to the enterprise as a whole. The tests described above were performed with the assistance of independent valuation experts. The discounted cash flow methodology was the primary method used to determine the fair values for SFAS No. 142 impairment purposes. In performing these analyses, the Company used the best information available under the circumstances, including reasonable and supportable assumptions and projections of future operating results. The discount rate used in the analysis was 33% and 31% for the 2004 and 2003 analysis respectively, which was based on historical risk premiums required by investors for companies of SonicWALL’s size, industry and capital structure and included risk factors specific to the sectors in which the Company operates.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Acquisitions:
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
      The purchase price was based on the fair market value of assets acquired and liabilities assumed. The purchase price of $15.3 million was allocated to assets acquired and liabilities assumed based on their estimated fair values. The options assumed were valued using the Black-Scholes valuation model and based upon the following assumptions: a stock price based upon the average market price per share of the Company’s common stock of $14.13 which was calculated using the average closing market price as of October 30, 2001, the date the acquisition was publicly announced, and for the two trading days prior to and two trading days subsequent to October 30, 2001; an expected volatility of 85%; a risk-free interest rate of 3.56% and an expected life of four years.
      The purchase consideration is as follows (in thousands):

Cash	$12,500
Assumption of RedCreek options	2,205
Transaction costs	545

Total consideration	$15,250

      The purchase price allocation is as follows (in thousands):

Tangible assets acquired	$1,397
Intangible assets acquired:
Purchased technology	750
Trademarks	100
Customer base	150
Outstanding purchase orders	150
Goodwill	17,397
Deferred compensation of unvested options	1,621
Liabilities assumed	(6,315)

Total consideration	$15,250

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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The consolidated financial statements include the results of operations of RedCreek commencing on October 25, 2001.
      During the course of 2001, the Company completed several minor transactions for the acquisition of certain technologies and personnel for an aggregate purchase consideration of 257,000 shares of common stock valued at approximately $4.3 million and approximately $2.6 million in cash consideration. The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values. During the quarter ended December 31, 2002, the Company issued $500,000 in cash and 50,000 shares of the Company’s common stock related to an acquisition that occurred in 2001. This consideration was earned upon achievement of certain annual sales targets.
      On November 14, 2000, the Company acquired Phobos Corporation (“Phobos”) in a transaction accounted for as a purchase. Phobos designed, developed and sold scaleable Internet traffic management (“ITM”) solutions for Internet service providers, application service providers, e-commerce companies and web hosting and enterprise network operations centers. Under the terms of the merger, 0.615 shares of the Company’s common stock were exchanged for each share of outstanding Phobos common stock at November 14, 2000, the closing date of the merger. In connection with the merger, the Company issued 9,906,000 shares of its common stock and options and warrants to purchase 2,294,000 shares of its common stock. The total purchase price was based upon the average fair value of our common stock for five trading days surrounding the date the acquisition was announced. The purchase price of $211.5 million was allocated to assets acquired and liabilities assumed based on their estimated fair values. In addition, the Company paid $30 million in cash to the shareholders of Phobos based upon their pro-rata ownership percentage in Phobos. The merger agreement also provided for up to an additional $20 million in cash to be payable upon achievement of certain future quarterly revenue targets during 2001, of which $4 million was earned and recorded as additional goodwill. During the quarter ended June 30, 2002, the Company received 317,244 shares of its common stock from Phobos in connection with the settlement and termination of the escrow funds, which resulted in a reduction of goodwill of approximately $5 million.

Note 5 —	Financial Instruments:
      Our investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. We expect to realize the full value of all these investments upon maturity or sale. All marketable securities are classified as available-for-sale and are summarized as follows (in thousands):

	Year Ended December 31, 2004(1)

			Unrealized
	Fair Value	Book Value	(Loss)

	(In thousands)
Marketable securities
Corporate debt securities	$64,149	$64,511	$(362)
U.S. government securities	51,546	51,938	(392)
Municipal bonds and notes	113,531	113,545	(14)

Total marketable securities	$229,226	$229,994	$(768)

(1)	Of the total gross unrealized losses, approximately $27,000 of gross unrealized losses relates to corporate and municipal bonds with a fair value of $4.3 million that have been in a loss position for 12 months or more.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2003

			Unrealized
	Fair Value	Book Value	Gain (Loss)

	(In thousands)
Marketable securities
Corporate debt securities	$36,112	$36,015	$97
U.S. government securities	49,311	49,368	(57)
Municipal bonds and notes	127,587	127,587	—

Total marketable securities	$213,010	$212,970	$40

      The estimated fair value of short and long-term investments classified by date of maturity as December 31, 2004 and 2003 are as follows (in thousands):

	December 31,

	2004	2003

	(In thousands)
Maturity
Due within one year	$102,873	$14,607
Due between one and five years	77,853	70,903
Due after 10 years(1)	48,500	127,500

Total short-term investments	$229,226	$213,010

(1)	Represents auction preferred securities that have reauction periods of 90 days or less but whose underlying agreements have original maturities of more than 90 days.

Note 6 —	Restructuring Charges:
      During 2002 and 2003, the Company implemented two restructuring plans — one initiated in the second quarter of 2002 and the second initiated in the second quarter of 2003.
      In January 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. Accordingly, for exit or disposal activities initiated after December 31, 2002 the Company will record restructuring charges as the provisions of SFAS No. 146 are met.

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
      During 2003, the Company recorded additional restructuring charges related to the 2002 restructuring plan totaling $354,000, consisting of $379,000 related to properties vacated in connection with facilities

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consolidation, offset by $25,000 reversal for severance accrual for an employee who has remained with the Company. The additional facilities charges resulted from revisions of the Company’s estimates of future sublease income due to deterioration of the commercial real estate market. The estimated facility costs were based on the Company’s contractual obligations, net of estimated sublease income, based on current comparable rates for leases in their respective markets. As the remaining lease term becomes shorter, it will become more difficult to find a suitable tenant to sublease these facilities on a relatively short-term basis. As a consequence, the actual loss could exceed our estimates. Future cash outlays are anticipated through December 2005, unless the Company negotiates to exit the leases at an earlier date. During 2004, the Company recorded additional restructuring charges related to the 2002 plan consisting of $21,000 related to properties vacated in connection with facilities consolidation, offset by $155,000 reversal for a favorable lease modification related to properties vacated in connection with facilities consolidation. The restructuring plan resulted in the vacating of three facilities and in the elimination of 77 positions, all of which were eliminated as of December 31, 2002.
      The following table sets forth an analysis of the components of the 2002 restructuring plan and the payments made against the reserve from the second quarter of fiscal 2002 to December 31, 2004 (in thousands):

	Employee
	Severance	Facility	Asset
	Benefits	Costs	Impairments	Total

Restructuring charges incurred	$858	$1,944	$1,167	$3,969
Cash paid	(833)	(527)	(58)	(1,418)
Non-cash charges	—	—	(1,109)	(1,109)

Reserve balance at December 31, 2002	25	1,417	—	1,442
Cash paid	—	(818)	—	(818)
Adjustments	(25)	379	—	354

Reserve balance at December 31, 2003	—	978	—	978
Cash paid	—	(529)	—	(529)
Adjustments	—	(134)	—	(134)

Reserve balance at December 31, 2004	$—	$315	$—	$315

2003 Restructuring Plan
      During the second quarter of 2003, the Company’s management approved and initiated a restructuring plan designed to realign and further reduce its cost structure and integrate certain other Company functions. Accordingly, the Company recognized a restructuring charge related to the 2003 plan of approximately $1.5 million during the fiscal year ended December 31, 2003. The restructuring charge consisted of $1.1 million for workforce reduction costs across all geographic regions and functions; $242,000 for excess facilities consolidation costs related to lease commitments for space no longer needed to support ongoing operations; and $98,000 for abandonment of certain fixed assets consisting primarily of computer equipment and related software. During 2004, the Company recorded additional restructuring charges related to the 2003 restructuring plan consisting of $5,000 related to properties vacated in connection with facilities consolidation, offset by $42,000 reversal for severance accrual for employees who have remained with the Company.
      The restructuring plan resulted in the vacating of four facilities. The estimated facility costs were based on the Company’s discounted contractual obligations, net of assumed sublease income, based on current discounted comparable rates for leases in their respective markets. As the remaining lease term becomes shorter, it will become more difficult to find a suitable tenant to sublease these facilities on a relatively short

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
term basis. As a consequence, the actual loss could exceed this estimate. Future cash outlays are anticipated through June 2005, unless the Company negotiates to exit the leases at an earlier date. The restructuring plan resulted in the elimination of 43 positions worldwide. At the same time, the Company made investments in personnel in research and development and in the sales and marketing organization. As a consequence, the overall reduction in workforce was less than the number of positions eliminated as a result of the restructuring.
      The following table sets forth an analysis of the components of the 2003 restructuring plan and the payments made for the plan from the second quarter of fiscal 2003 to December 31, 2004 (in thousands):

	Employee
	Severance	Facility	Asset
	Benefits	Costs	Impairments	Total

Restructuring charges incurred	$1,139	$242	$98	$1,479
Cash paid	(1,048)	(60)	—	(1,108)
Non-cash charges	—	—	(98)	(98)

Reserve balance at December 31, 2003	91	182	—	273
Cash paid	(49)	(104)	—	(153)
Adjustments	(42)	5	—	(37)

Reserve balance at December 31, 2004	$—	$83	$—	$83

Summary information for combined restructuring plans
      The following table sets forth an analysis of the components of both the 2002 and 2003 restructuring plan and the payments made for the plans from December 31, 2003 to December 31, 2004 (in thousands):

	Employee
	Severance	Facility	Asset
	Benefits	Costs	Impairments	Total

Restructuring charges incurred	$858	$1,944	$1,167	$3,969
Cash paid	(833)	(527)	(58)	(1,418)
Non-cash charges	—	—	(1,109)	(1,109)

Reserve balance at December 31, 2002	25	1,417	—	1,442
Restructuring charges incurred	1,139	242	98	1,479
Cash paid	(1,048)	(878)	—	(1,926)
Adjustments	(25)	379	—	354
Non-cash charges	—	—	(98)	(98)

Reserve balance at December 31, 2003	91	1,160	—	1,251
Cash paid	(49)	(633)	—	(682)
Adjustments	(42)	(129)	—	(171)

Reserve balance at December 31, 2004	$—	$398	$—	$398

Note 7 —	Shareholders’ Equity:

Stock Option Exchange Program
      In January 2003, the Company offered a voluntary stock option exchange program to its employees. The plan allowed employees, at their election, to cancel all or any portion of their unexercised stock options with exercise prices equal to or greater than $10.00 per share effective February 7, 2003, provided that, should an

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Details regarding options cancelled under the program are as follows:

				Weighted Average
	Shares			Exercise Price

Price	Vested	Unvested	Total	Vested	Unvested	Total

$10.75 - $19.00	774,739	944,008	1,718,747	$14.79	$14.98	$14.89
$19.01 - $38.00	216,951	130,049	347,000	24.78	23.69	24.37
$38.01 - $52.06	88,073	46,927	135,000	49.67	50.56	49.98

	1,079,763	1,120,984	2,200,747	$19.64	$17.48	$18.54

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
      The Company initially reserved 500,000 shares of common stock for issuance under the 1999 ESPP. In December 2000, 2002, and 2003, our Board recommended to the shareholders and the shareholders voted to increase the number of shares authorized for issuance under the 1999 ESPP by 200,000, 325,000, and 1,500,000 shares, respectively, bringing the total shares currently reserved for issuance under the 1999 ESPP to 2,525,000 shares. At December 31, 2004, 1,309,360 shares were available for issuance under the 1999 ESPP. The weighted average fair value of purchase rights issued under the 1999 ESPP in 2004, 2003 and 2002 was $2.38, $1.26 and $2.86 per share, respectively.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The following table summarizes option activity under the stock option plans:

		Options Outstanding

				Weighted
				Average
	Available for			Exercise
	Grant	Shares	Exercise Price	Price

Balance at December 31, 2001	1,936,765	13,734,809	$0.04 - 52.06	$12.95
Authorized	2,662,291	—	—	—
Granted	(3,820,650)	3,820,650	$2.87 - 18.79	$7.65
Exercised	—	(933,618)	$0.06 - 18.81	$1.97
Canceled	3,784,270	(6,353,466)	$0.06 - 52.06	$15.19

Balance at December 31, 2002	4,562,676	10,268,375	$0.04 - 52.06	$10.59
Authorized	2,696,685	—	—	—
Granted	(10,103,497)	10,103,497	$3.38 - 8.02	$5.41
Exercised	—	(743,466)	$0.04 - 6.45	$3.96
Canceled	4,235,938	(5,071,454)	$1.42 - 52.06	$13.79

Balance at December 31, 2003	1,391,802	14,556,952	$0.06 - 45.56	$6.22
Authorized	2,744,520	—	—	—
Granted	(3,793,070)	3,793,070	$5.30 - 9.85	$6.09
Exercised	—	(2,805,521)	$0.06 - 7.73	$4.35
Canceled	1,617,149	(1,989,789)	$2.87 - 19.97	$9.79

Balance at December 31, 2004	1,960,401	13,554,712	$0.06 - 45.56	$6.05

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information regarding stock options outstanding at December 31, 2004:

	Options Outstanding
				Options Exercisable
			Weighted Average
	Weighted		Remaining		Weighted
	Average Exercise		Contractual Life		Average Exercise
Exercise Prices	Price	Shares	(Years)	Shares	Price

$0.06 - $ 0.06	$0.06	51,500	0.40	51,500	$0.06
$0.50 - $ 0.50	$0.50	58,932	4.40	58,932	$0.50
$1.25 - $ 1.42	$1.26	127,783	4.50	127,783	$1.26
$2.87 - $ 4.28	$3.46	3,423,702	8.10	1,553,156	$3.46
$4.48 - $ 6.61	$5.58	6,134,806	8.40	2,164,619	$5.55
$6.83 - $ 9.85	$7.71	3,321,735	8.70	861,280	$7.59
$10.57 - $14.56	$11.79	150,644	5.70	147,963	$11.80
$15.88 - $19.97	$18.02	155,610	6.60	153,109	$17.99
$29.75 - $31.94	$30.48	30,000	3.60	30,000	$30.48
$45.56 - $45.56	$45.56	100,000	5.50	100,000	$45.56

$0.06 - $45.56	$6.05	13,554,712	8.30	5,248,342	$6.49

      At December 31, 2003 and 2002, 5,421,252 and 4,858,263 outstanding options were exercisable, respectively. The weighted average exercise price of exercisable options outstanding was $7.13 and $10.72 at December 31, 2003 and 2002, respectively.
      In conjunction with the acquisition of Phobos in 2000, the Company allocated $3.9 million of the purchase price to deferred stock-based compensation which represents the portion of the intrinsic value of unvested stock options held by the employees of Phobos that were exchanged for SonicWALL options. In conjunction with the acquisitions of Ignyte and RedCreek in 2001, the Company allocated $1.9 million to deferred stock-based compensation which represents the portion of the intrinsic value of unvested stock options held by the employees of Ignyte and RedCreek that were exchanged for SonicWALL options. These amounts are considered deferred stock-based compensation and are being amortized over the vesting periods of the applicable options and the repurchase periods for the restricted stock. The deferred stock-based compensation arising from the assumption of the options is fully amortized as of December 31, 2004.
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

Stock Repurchase Program
      In November 2004, the Company’s Board of Directors authorized a stock repurchase program to reacquire up to $50 million of common stock. During the fourth quarter of fiscal 2004, the Company repurchased and retired 3.2 million shares of SonicWALL common stock at an average price of $6.08 per share for an aggregate purchase price of $19.4 million. The remaining authorized amount for stock repurchases under this program is $30.6 million. The term of the stock repurchase plan is twelve (12) months from the date of authorization.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Subsequent to December 31, 2004 and through March 16, 2005, the Company repurchased 4.5 million shares of SonicWALL common stock at an average price of $6.10 per share for an aggregate purchase price of $27.3 million.
      In February 2005, the Company’s Board of Directors increased the amount under the stock repurchase program from $50 million to $75 million, extended the term of the program from twelve (12) to twenty-four (24) months following the date of original authorization and increased certain predetermined pricing formulas.

Note 8 —	Income Taxes:
      The (provision for) benefit from income taxes consists of the following (in thousands):

	Year Ended December 31,

	2004	2003	2002

Current tax (expense) benefit:
Federal	$96	$3,724	$(706)
State	(62)	(1)	(57)
Foreign	(263)	(341)	(293)

	(229)	3,382	(1,056)

Deferred tax (expense) benefit:
Federal	—	(1,792)	2,981
State	—	—	1,194

	—	(1,792)	4,175

	$(229)	$1,590	$3,119

      As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves determining the Company’s income tax (expense) benefit together with calculating the deferred income tax (expense) benefit related to temporary differences resulting from differing treatment of items, such as deferred revenue or deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered through the generation of future taxable income.
      As of December 31, 2004, the Company has a full valuation allowance against its net deferred tax assets because the Company determined that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future due to historical operating losses.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$32,519	$24,527
Inventory reserves	462	608
Deferred revenue	442	285
Tax credits	6,182	6,465
Other reserves and accruals	7,690	7,605

Total deferred tax assets	47,295	39,490
Valuation allowance	(41,820)	(31,059)

Net deferred tax assets	$5,475	$8,431

Deferred tax liabilities:
Intangible assets	$(5,475)	$(8,431)

      As of December 31, 2004, the Company has net operating loss carryforwards of approximately $84.2 million to offset future federal taxable income, which expire at various dates through the year 2024. This amount includes approximately $34.3 million of net operating loss carryforwards from the acquisition of Phobos. The federal net operating loss carryforward also includes approximately $35.7 million resulting from employee exercises of non-qualified stock options or disqualifying dispositions, the tax benefits of which, when realized, will be recorded as an addition to common stock rather than a reduction of the provision for income taxes.
      The deferred tax assets related to the acquired companies, approximately $9.2 million as of December 31, 2004, if and when realized, will be used to reduce the amount of goodwill and intangibles recorded at the date of acquisition. Valuation allowances have been recorded for this portion of these deferred tax assets as a result of the uncertainties regarding realization of the assets based upon the limitation on the use of the net operating losses in the future. The change in valuation allowance was $10.7 million, $10.6 million and $12.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      The Company’s effective tax rate on income (loss) differs from the U.S. Federal statutory regular tax rate (benefit) as follows:

	Year Ended December 31,

	2004	2003	2002

Federal statutory rate (benefit)	(35)%	(35)%	(35)%
State taxes, net of federal benefit	(4)	(5)	(5)
Deferred compensation charge	3	1	1
Goodwill impairment	—	—	36
Tax credits	(10)	(4)	(1)
Change in valuation allowance	64	33	—
Other	3	2	1

	21%	(8)%	(3)%

      Undistributed earnings of the Company’s foreign subsidiaries of approximately $2.2 million at December 31, 2004, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.
      The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the Company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well.
      The Company does not anticipate it will apply the above provision to qualifying earnings repatriations in fiscal year 2005; however, as additional clarifying language on key elements of the provision becomes available, the Company will continue to analyze and assess whether such repatriation would be practical.
      The Company’s income (loss) before income taxes was earned in the following jurisdictions (in thousands):

	Year Ended December 31,

	2004	2003	2002

Domestic	$(1,889)	$(19,329)	$(96,648)
Foreign	810	71	(384)

Total	$(1,079)	$(19,258)	$(97,032)

Note 9 —	Segment Reporting:
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
      Revenue by geographic region based on the location of the customer is presented as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

United States	$83,757	$64,983	$68,426
All other countries	41,892	29,418	34,793

Total	$125,649	$94,401	$103,219

      Long-lived assets, which consist primarily of property and equipment, by geographic region based on the location of the asset is presented as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

United States	$3,381	$5,024	$6,216
All other countries	386	261	351

Total	$3,767	$5,285	$6,567

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the year ended December 31, 2004, Ingram Micro and Tech Data accounted for approximately 17% and 21% of the Company’s revenue, respectively. During the year ended December 31, 2003, Ingram Micro and Tech Data accounted for approximately 23% and 20% of the Company’s revenue, respectively. During the year ended December 31, 2002, Ingram Micro and Tech Data accounted for approximately 21% and 26% of the Company’s revenue, respectively. Revenue derived from Ingram Micro and Tech Data are solely in the United States. No other customer represented more than 10% of our sales in those years.

Note 10 —	Commitments and Contingencies:
      The Company’s corporate headquarters and executive offices are located in approximately 86,000 square feet of office space in Sunnyvale, California under a lease that expires in September 2009. The lease provides for one five year renewal option. Additional sales and support offices are leased worldwide under leases that expire at various dates ranging from 2004 to 2006. Rent expense was approximately $1.4 million, $2.0 million and $2.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      Future minimum lease commitments at December 31, 2004 were as follows (in thousands):

Year Ending December 31,

2005	$895
2006	62
2007	129
2008	518
2009	389

$1,993

Purchase commitments
      The Company outsources its manufacturing function primarily to one third party contract manufacturer, and at December 31, 2004 it has purchase obligations to this vendor totaling $7.8 million. Of this amount, $5.1 million cannot be cancelled. The Company is contingently liable for any inventory owned by the contract manufacturer that becomes excess and obsolete. As of December 31, 2004, $79,000 had been accrued for excess and obsolete inventory held by our primary contract manufacturer. In addition, as of December 31, 2004 in the normal course of business the Company had $641,000 in non-cancelable purchase commitments.

Product warranties
      The Company’s standard warranty period for hardware is one to two years and includes repair or replacement obligations for units with product defects. The Company’s software products carry a 90-day warranty and include technical assistance, insignificant bug fixes and feature updates. The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates. If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required. However, the Company concluded that no adjustment to pre- existing warranty accruals were necessary for the years ended December 31, 2004, 2003 or 2002,

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respectively. A reconciliation of the changes to the Company’s warranty accrual for the years ended December 31, 2004, 2003, and 2002 is as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Beginning balance	$1,290	$1,168	$1,194
Accruals for warranties issued	386	933	503
Settlements made during the period	(605)	(811)	(529)

Ending balance	$1,071	$1,290	$1,168

Guarantees and Indemnification Agreements
      The Company enters into standard indemnification agreements in its ordinary course of business. As part of its standard distribution agreements, the Company, indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products, software or services. The indemnification agreements commence upon execution of the agreement and do not have specific terms. The maximum potential amount of future payments the Company could be required to make under these agreements is not limited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.
      The Company’s articles of incorporation limit the liability of directors to the full extent permitted by California law. In addition, the Company’s bylaws provide that the Company will indemnify its directors and officers to the fullest extent permitted by California law, including circumstances in which indemnification is otherwise discretionary under California law. The Company has entered into indemnification agreements with its directors and officers that may require the Company: to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to obtain directors’ and officers’ insurance if available on reasonable terms, which the Company currently has in place. On July 29, 2004, the Company amended and restated its employment agreement with Matthew Medeiros. Under the terms of the revised agreement, the Company may be required to pay severance benefits of 24 months salary, bonus and accelerate stock options in the event of termination of Mr. Medeiros’s employment under certain circumstances within the period commencing ninety (90) days prior to a change of control through one year following a change of control. Moreover, in the event of termination of Mr. Medeiros’s employment under certain circumstances prior to ninety (90) days prior to a change of control, the Company may be required to pay 12 months of salary and bonus up to 150% of average annual target bonus. In addition, the Company has entered into agreements with certain other executives where the Company may be required to pay severance benefits up to 12 months of salary, bonuses and accelerate stock options in the event of termination of employment under certain circumstances, including a change of control.

Legal Proceedings
      On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Company’s claims. A tentative agreement has been reached with plaintiff’s counsel and the insurers for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. Papers formalizing the settlement among the plaintiffs, issuer defendants, including SonicWALL, and insurers were presented to the Court on June 14, 2004. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. On July 14, 2004, underwriter defendants filed with the Court a memorandum in opposition to plaintiff’s motion for preliminary approval of the settlement with defendant issuers and individuals. Plaintiffs and issuers subsequently filed papers with the Court in further support of the settlement and addressing issues raised in the underwriter’s opposition. If the settlement does not occur, and litigation against the Company continues, the Company believes it has a meritorious defense and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in the Company’s financial statements as of December 31, 2004.
      In September 2003, Data Centered LLC filed a complaint against the Company in California Superior Court, Santa Clara County seeking compensatory and punitive damages, Data Centered LLC v. SonicWall, Inc., No. 103-CV-000060. The Company entered into a transaction with Data Centered for a technology license for, and the sale of load-balancing products for $522,500. The Company had acquired the load-balancing technology and products during the Company’s acquisition of Phobos Corporation. Former Phobos personnel operate Data Centered. Data Centered now alleges that the load-balancing products purchased by Data Centered were defective and did not comply with a purported warranty on the products. The Company has answered with a general denial of these allegations. The Company has also filed a cross-complaint alleging, among other things, that Data Centered’s claims are based on a fraudulently altered document that included a warranty clause that was not part of the parties’ contract; the actual contract between the parties contained a warranty disclaimer. No trial date has been set. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in the Company’s financial statements as of December 31, 2004.
      Between December 9, 2003 and December 15, 2003, three virtually identical putative class actions were filed in federal court against the Company and certain of its current and former officers and directors, on behalf of purchasers of the Company’s common stock between October 17, 2000 and April 3, 2002, inclusive. Edwards v. SonicWALL, Inc., et al., No. C-03-5537 SBA (N.D. Cal.) (“Edwards”); Chaykowsky v. SonicWALL, Inc., et al., No. C-04-0202 MJJ (N.D. Cal.) (“Chaykowsky”); Pensiero DPM Inc. v. SonicWALL, Inc., et al., No. C-03-5633 JSW (N.D. Cal.) (“Pensiero”). The complaints sought unspecified damages and generally alleged that the Company’s financial statements were false and misleading in violation of federal securities laws because the financial statements included revenue recorded on the sale of load-balancing products that were defective and did not comply with a purported warranty. These complaints appeared to have been based on the same factual allegations as the Data Centered case. The Company believed that these claims were without merit for numerous reasons, including, as alleged in the Company’s cross-complaint in the Data Centered case, that the claims were based on a fraudulently altered document that included a warranty clause that was not part of the parties’ contract. On February 9, 2004, plaintiffs in the Edwards case voluntarily dismissed their complaint without prejudice. On April 7, 2004, plaintiffs in the

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Chaykowsky case voluntarily dismissed their complaint without prejudice and on April 15, 2004, plaintiffs in the Pensiero case voluntarily dismissed their complaint without prejudice. As a result no loss has been accrued in the Company’s financial statements as of December 31, 2004.
      On December 12, 2003, a putative derivative complaint captioned Reichert v. Sheridan, et al., No. 01-03-CV-010947, was filed in California Superior Court, Santa Clara County. The Complaint sought unspecified damages and equitable relief based on causes of action against various of the Company’s present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. The Company was named solely as a nominal defendant against whom no monetary recovery is sought. This complaint appeared to be based upon the same factual allegations contained in the Data Centered case that the Company had denied and disputed as set forth in the Company’s cross-complaint in that case. On April 23, 2004, plaintiffs voluntarily dismissed their complaint without prejudice. As a result no loss has been accrued in the Company’s financial statements as of December 31, 2004.
      Additionally, the Company is party to routine litigation incident to its business. The Company believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial statements taken as a whole or its results of operations, financial position and cash flows.

Note 11 —	Comprehensive Loss:
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

	Year Ended December 31,

	2004	2003	2002

Net loss	$(1,308)	$(17,668)	$(93,913)
Unrealized gains (losses) on investment securities	(808)	(353)	70
Tax effect of unrealized gains (losses) on investment securities	—	48	3

Comprehensive loss	$(2,116)	$(17,973)	$(93,840)

      Accumulated other comprehensive loss, as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized gains and losses on available-for-sale securities.

Note 12 —	Employee Benefits:

Pension Plan
      The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. The Company’s contribution to this plan is discretionary. For the years ended December 31, 2004, 2003 and 2002, the Company did not make any contributions to the plan.

Deferred Compensation Plan
      In June 2004, SonicWALL adopted a deferred compensation plan (DCP) to provide specified benefits to, and help retain, a select group of management and highly compensated employees and directors (Participants) who contribute materially to the Company’s continued growth, development and future business success. Under the DCP, Participants may defer up to 100% of their salary, including commissions, and up to 100% of their annual bonus. Each Participant’s deferral account is credited with an amount equal to the net investment return of one or more equity or bond funds selected by the Participant. Amounts in a

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Participant’s deferral account represent an unsecured claim against the Company’s assets and are paid, pursuant to the Participant’s election, in a lump-sum or in quarterly installments at a specified date during the officer’s employment or upon the Participant’s termination of employment with the Company. The Company does not make any contributions to this plan. As of December 31, 2004, the deferred compensation liability was approximately $398,000.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      The Company conducted an evaluation, with the participation of its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2004. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.
      Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that as of December 31, 2004, our disclosure controls and procedures were not effective as of December 31, 2004 because of the material weakness discussed below. To address the material weakness described below, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
Management’s Report on Internal Control Over Financial Reporting
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
      The Company conducted an evaluation, with the participation of its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2004. This evaluation was performed based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      A material weakness is defined as a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over the financial reporting process because the Company lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with the Company’s financial reporting requirements. During fiscal year 2004, the Company improperly recognized product revenue on certain transactions where delivery and transfer of title or the evidence of a final arrangement had not yet occurred. Furthermore, the Company did not properly account for rent expense associated with its corporate headquarters lease extension. This control deficiency resulted in material adjustments to revenue, cost of revenue and operating expenses during the second and third quarters of 2004. Additionally, the lack of a sufficient complement of personnel with a level of financial reporting expertise that is commensurate with the Company’s financial reporting requirements is a control deficiency that could result in a material misstatement of annual or interim financial statements that would not be prevented or detected. As a result, management determined that this control deficiency constitutes a material weakness. Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control — Integrated Framework.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
      The Company has taken several steps toward remediation of the material weakness described above. The Company implemented a series of additional controls designed to provide greater assurance that delivery and risk of loss requirements are satisfied prior to the end of applicable accounting period. In addition, the Company increased headcount in the accounting department to improve the level of accounting expertise and capabilities of the accounting department personnel. As of December 31, 2004, the position of Chief Financial Officer was vacant. On January 21, 2005 the Company announced that Robert Selvi had joined the Company as its Chief Financial Officer.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      You will find information regarding our Directors, Code of Ethics and compliance with Section 16(a) of the Securities Exchange Act of 1934, we direct you to the sections entitled “Proposal 1 — Audit Committee, Audit Committee Financial Expert, Election of Directors,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 9, 2005. We are incorporating the information contained in those sections of our Proxy Statement here by reference.

Item 11.	Executive Compensation
      You will find this information in the section captioned “Executive Compensation and Other Matters,” which will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 9, 2005. We are incorporating the information contained in that section here by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      You will find this information in the section captioned “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation and Other Matters,” which will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 9, 2005. We are incorporating the information contained in that section here by reference.

Item 13.	Certain Relationships and Related Transactions
      You will find this information in the section captioned “Certain Relationships and Related Transactions,” which will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 9, 2005. We are incorporating the information contained in that section here by reference.

Item 14.	Principal Accountant Fees and Services
      You will find this information in the section captioned “Principal Accountant Fees and Services,” which will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 9, 2005. We are incorporating the information contained in that section here by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) (1) Financial Statements
      The consolidated financial statements of the registrant as set forth under Item 8 are filed as part of this Annual Report on Form 10-K.
      (a) (2) Schedules
      Schedule II (Valuation and Qualifying Accounts) are included on pages 91 of this Annual Report on Form 10-K.
      (a) (3) Exhibits
      See Item 15 (c) below.
      (b) Reports on Form 8-K
      SonicWALL filed a report on Form 8-K on October 8, 2004 under Item 2.02 announcing its preliminary financial results for the fiscal quarter ending September 30, 2004.
      SonicWALL filed a report on Form 8-K on October 18, 2004 under Item 1.01 that the board of directors of the Registrant approved a new Form of Stock Option Agreement under the Registrant’s shareholder approved 1998 Stock Option Plan, as amended.
      SonicWALL filed a report on Form 8-K/ A on October 25, 2004 under Item 1. that the board of directors of the Registrant approved a new Form of Stock Option Agreement under the Registrant’s shareholder approved 1998 Stock Option Plan, as amended.
      SonicWALL filed a report on Form 8-K on October 27, 2004 under Item 2.02 announcing its financial results for the fiscal quarter ending September 30, 2004.
      SonicWALL filed a report on Form 8-K on November 1, 2004 under Item 5.02 announcing the resignation of Kathleen M. Fisher, vice president and chief financial officer.
      SonicWALL filed a report on Form 8-K on December 3, 2004 under Item 1.01 that it has entered into an Issuer Repurchase Plan Agreement (the “Agreement”) with RBC Dain Rauscher Inc (the “Broker”).
      SonicWALL filed a report on Form 8-K on December 16, 2004 under Item 5.02 announcing the appointment of Charles Berger to its Board of Directors.
      (c) Exhibits

Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 16, 2000, among Registrant, Pluto Acquisition Corp., Phobos Corporation, and GMS Capital Partners, L.P. (Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 000-27723) filed on November 27, 2000).
2.2	Amendment to Agreement and Plan of Merger, dated as of November 6, 2000, by and among Registrant, Pluto Acquisition Corp., Phobos Corporation, and GMS Capital Partners, L.P. (Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 000-27723) filed on November 27, 2000).

Number	Description

2.3	Agreement and Plan of Merger and Reorganization, dated March 1, 2001, among Registrant, ITI Acquisition Corp., Ignyte Technology, Inc., and Jeff Stark. (Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-61168), filed on May 17, 2001).
2.4	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization by and among Registrant, ITI Acquisition Corp., Ignyte Technology, Inc., and Jeff Stark, dated as of March 6, 2001. (Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-61168), filed on May 17, 2001).
3.1	Registrant’s Amended and Restated Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
3.2	Registrant’s Restated Bylaws (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
4.1	Registrant’s specimen common stock certificate (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.1	Registrant’s 1994 Stock Option Plan, as amended to date (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.2	Form of Stock Option Agreement for Registrant’s 1994 Stock Option Plan (Incorporated by reference to the Registrant’s Filing on Schedule TO (File No. 005-58485), filed on January 9, 2003).
10.3	Registrant’s 1998 Stock Option Plan, as amended to date (Incorporated by reference to the Registrant’s 2000 Definitive Proxy Statement (File No. 000-27723), which was filed on November 7, 2001).
10.4	Form of Stock Option Agreement for Registrant’s 1998 Stock Option Plan (Incorporated by reference to the Registrant’s Filing on Schedule TO (File No. 005-58485), filed on January 9, 2003).
10.5	Registrant’s 1999 Employee Stock Purchase Plan (Incorporated by reference to the Registrant’s 2003 Definitive Proxy Statement (File No. 000-27723), which was filed on November 5, 2003).
10.6	Form of Stock Option Agreement under Phobos Corporation 1998 Stock Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54976), filed on February 5, 2001).
10.7	Form of Stock Option Agreement under Phobos Corporation 1999 Stock Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54976), filed on February 5, 2001).
10.8	RedCreek Communications, Inc. 2001 Stock Option Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-81492), filed on January 28, 2002).
10.9	Employment agreement dated June 21, 2003 between Registrant and Kathleen Fisher (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2003).
10.10	Registrant’s Form of Individual Compensation Arrangements (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-81492), filed on January 28, 2002).
10.11	Form of Indemnification Agreement entered into by Registrant with each of its officers and directors (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2001, filed on November 14, 2001).
10.12	Loan and Security Agreement dated May 26, 1995 between Registrant and Comerica Bank (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

Number		Description

10	.13††	Distribution Agreement dated February 9, 1999 between Registrant and Tech Data Product Management, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10	.14††	Distribution Agreement dated July 5, 1998 between Registrant and Sumitomo Metal Systems Development Co., Ltd. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10	.15††	Distribution Agreement dated November 11, 1992 between Registrant and Ingram Micro, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.16		Agreement of Sublease dated as of October 26, 1998 between Registrant and AMP Incorporated (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.17		Purchase Agreement dated September 28, 1999 between Registrant and Flash Electronics Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.18		Lease dated September 27, 1999 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.19		First Amendment to Lease dated May 2, 2001 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).
10.20		Second Amendment to Lease dated September 26, 2001 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).
10	.21††	OEM Hardware (with Software) License and Purchase Agreement effective as of May 29, 2001 between Registrant and Cisco Systems, Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).
10	.22††	Amendment Number One to OEM Hardware (with Software) License and Purchase Agreement dated June 25, 2002 between Registrant and Cisco Systems, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2002).
10.23		Employment agreement dated March 14, 2003 between Registrant and Matthew Medeiros (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 21, 2002.
10.24		Employment agreement dated August 11, 2003 between Registrant and Michael Stewart (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2003).
10.25		Employment agreement dated October 29, 2003 between Registrant and Robert Knauff. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2003).
10.26		Manufacturing and Purchase Agreement dated June 4, 2004 by and between Flash Electronics, Inc. and SonicWALL, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004).
10.27		Third Amendment to Lease executed on April 28, 2004 by and between AMB Property, L.P., as Landlord, and SonicWALL, Inc. as Tenant. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004).
10.28		Retention and Severance Agreement for Executive Officers dated April 20, 2004. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004).

Number		Description

10.29		SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).
10.30		SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).
10.31		SonicWALL, Inc. Matthew Medeiros Employment Agreement as amended and restated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).
10.32		SonicWALL, Inc Stock Option Agreement for Outside Directors dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).
10.33		SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).
10	.34*	Issuer Repurchase Plan Agreement dated November 29, 2004 between SonicWALL, Inc. and RBC Dain Rauscher Inc.
10	.35*	Amended and Restated Issuer Repurchase Plan Agreement dated February 15, 2005 between SonicWALL, Inc. and RBC Dain Rauscher Inc.
21		Subsidiaries (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).
23	.1*	Consent of Independent Registered Public Accounting Firm.
31	.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

††	Confidential treatment has been obtained or requested for portions of this exhibit. The omitted material has been separately filed with the Securities and Exchange Commission.
      All financial statement schedules not listed are omitted because they are inapplicable or the requested information is shown in the financial statements of the registrant or in the related notes to the financial statements.

SIGNATURES
      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 21st day of March, 2005.

SonicWall, Inc.

By:	/s/ Matthew Medeiros

Matthew Medeiros
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Medeiros Matthew Medeiros	President, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2005

/s/ Robert Selvi Robert Selvi	Chief Financial Officer (Principal Financial Officer)	March 21, 2005

/s/ Robert Knauff Rober Knauff	Chief Accounting Officer (Principal Accounting Officer)	March 21, 2005

/s/ Charles Kissner Charles Kissner	Chairman of the Board of Directors	March 21, 2005

/s/ Edward Thompson Edward Thompson	Director	March 21, 2005

/s/ Robert M. Williams Robert M. Williams	Director	March 21, 2005

/s/ Chuck W. Berger Chuck W. Berger	Director	March 21, 2005

/s/ Cary Thompson Cary Thompson	Director	March 21, 2005

/s/ John C. Shoemaker John C. Shoemaker	Director	March 21, 2005

/s/ David Garrison David Garrison	Director	March 21, 2005

SONICWALL, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at		Charged to	Deductions/	Balance
	Beginning		Cost and	Write-off of	at End
	of Year	Other	Expenses	Accounts	of Year

	(In thousands)
Year ended December 31, 2002
Allowance for doubtful accounts	$2,122	$—	$(644)	$(81)	$1,397
Inventory reserves	5,742	307	(462)	(2,365)	3,222
Year ended December 31, 2003
Allowance for doubtful accounts	1,397	—	(575)	(373)	449
Inventory reserves	3,222	—	2,627	(4,358)	1,491
Year ended December 31, 2004
Allowance for doubtful accounts	449	—	(104)	(157)	188
Inventory reserves	1,491	—	712	(1,026)	1,177

EXHIBIT INDEX

Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 16, 2000, among Registrant, Pluto Acquisition Corp., Phobos Corporation, and GMS Capital Partners, L.P. (Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 000-27723) filed on November 27, 2000).
2.2	Amendment to Agreement and Plan of Merger, dated as of November 6, 2000, by and among Registrant, Pluto Acquisition Corp., Phobos Corporation, and GMS Capital Partners, L.P. (Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 000-27723) filed on November 27, 2000).
2.3	Agreement and Plan of Merger and Reorganization, dated March 1, 2001, among Registrant, ITI Acquisition Corp., Ignyte Technology, Inc., and Jeff Stark. (Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-61168), filed on May 17, 2001).
2.4	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization by and among Registrant, ITI Acquisition Corp., Ignyte Technology, Inc., and Jeff Stark, dated as of March 6, 2001. (Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-61168), filed on May 17, 2001).
3.1	Registrant’s Amended and Restated Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
3.2	Registrant’s Restated Bylaws (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
4.1	Registrant’s specimen common stock certificate (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.1	Registrant’s 1994 Stock Option Plan, as amended to date (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.2	Form of Stock Option Agreement for Registrant’s 1994 Stock Option Plan (Incorporated by reference to the Registrant’s Filing on Schedule TO (File No. 005-58485), filed on January 9, 2003).
10.3	Registrant’s 1998 Stock Option Plan, as amended to date (Incorporated by reference to the Registrant’s 2000 Definitive Proxy Statement (File No. 000-27723), which was filed on November 7, 2001).
10.4	Form of Stock Option Agreement for Registrant’s 1998 Stock Option Plan (Incorporated by reference to the Registrant’s Filing on Schedule TO (File No. 005-58485), filed on January 9, 2003).
10.5	Registrant’s 1999 Employee Stock Purchase Plan (Incorporated by reference to the Registrant’s 2003 Definitive Proxy Statement (File No. 000-27723), which was filed on November 5, 2003).
10.6	Form of Stock Option Agreement under Phobos Corporation 1998 Stock Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54976), filed on February 5, 2001).
10.7	Form of Stock Option Agreement under Phobos Corporation 1999 Stock Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54976), filed on February 5, 2001).
10.8	RedCreek Communications, Inc. 2001 Stock Option Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-81492), filed on January 28, 2002).
10.9	Employment agreement dated June 21, 2003 between Registrant and Kathleen Fisher (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2003).

Number		Description

10.10		Registrant’s Form of Individual Compensation Arrangements (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-81492), filed on January 28, 2002).
10.11		Form of Indemnification Agreement entered into by Registrant with each of its officers and directors (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2001, filed on November 14, 2001).
10.12		Loan and Security Agreement dated May 26, 1995 between Registrant and Comerica Bank (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10	.13††	Distribution Agreement dated February 9, 1999 between Registrant and Tech Data Product Management, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10	.14††	Distribution Agreement dated July 5, 1998 between Registrant and Sumitomo Metal Systems Development Co., Ltd. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10	.15††	Distribution Agreement dated November 11, 1992 between Registrant and Ingram Micro, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.16		Agreement of Sublease dated as of October 26, 1998 between Registrant and AMP Incorporated (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.17		Purchase Agreement dated September 28, 1999 between Registrant and Flash Electronics Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.18		Lease dated September 27, 1999 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.19		First Amendment to Lease dated May 2, 2001 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).
10.20		Second Amendment to Lease dated September 26, 2001 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).
10	.21††	OEM Hardware (with Software) License and Purchase Agreement effective as of May 29, 2001 between Registrant and Cisco Systems, Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).
10	.22††	Amendment Number One to OEM Hardware (with Software) License and Purchase Agreement dated June 25, 2002 between Registrant and Cisco Systems, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2002).
10.23		Employment agreement dated March 14, 2003 between Registrant and Matthew Medeiros (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 21, 2002.
10.24		Employment agreement dated August 11, 2003 between Registrant and Michael Stewart (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2003).
10.25		Employment agreement dated October 29, 2003 between Registrant and Robert Knauff. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2003).
10.26		Manufacturing and Purchase Agreement dated June 4, 2004 by and between Flash Electronics, Inc. and SonicWALL, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004).

Number		Description

10.27		Third Amendment to Lease executed on April 28, 2004 by and between AMB Property, L.P., as Landlord, and SonicWALL, Inc. as Tenant. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004).
10.28		Retention and Severance Agreement for Executive Officers dated April 20, 2004. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004).
10.29		SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).
10.30		SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).
10.31		SonicWALL, Inc. Matthew Medeiros Employment Agreement as amended and restated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).
10.32		SonicWALL, Inc Stock Option Agreement for Outside Directors dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).
10.33		SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).
10	.34*	Issuer Repurchase Plan Agreement dated November 29, 2004 between SonicWALL, Inc. and RBC Dain Rauscher Inc.
10	.35*	Amended and Restated Issuer Repurchase Plan Agreement dated February 15, 2005 between SonicWALL, Inc. and RBC Dain Rauscher Inc.
21		Subsidiaries (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).
23	.1*	Consent of Independent Registered Public Accounting Firm.
31	.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

††	Confidential treatment has been obtained or requested for portions of this exhibit. The omitted material has been separately filed with the Securities and Exchange Commission.
      All financial statement schedules not listed are omitted because they are inapplicable or the requested information is shown in the financial statements of the registrant or in the related notes to the financial statements.