Form 10-Q/A
period 2004-03-31
SONICWALL INC
filed 2005-05-16
CIK 1093885

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT 1934
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at March 31, 2004

Common Stock, no par value	71,110,767 Shares

Explanatory Note to Amendment No. 1 to Form 10-Q
      As disclosed in our Current Report on Form 8-K dated May 2, 2005, management of SonicWALL, Inc. (the “Company”), and the Audit Committee of the Board of Directors of the Company, concluded that the Company’s financial statements reported on Form 10-K for the fiscal year ended December 31, 2004 and the interim financial statements for each of the quarterly reports reported on Form 10-Q during fiscal year 2004, contained errors related to amounts accrued under both the Company’s 2004 sales commission plan and its 2004 employee bonus plan.
      The Company has filed this Amendment No. 1 to Form 10-Q to amend the Company’s Form 10-Q for the three months ended March 31, 2004 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on May 10, 2004, to restate the Company’s condensed consolidated financial statements for the three months ended March 31, 2004, as summarized in Note 12 of the Notes to the Condensed Consolidated Financial Statements of the Company appearing in this report. The Company has also revised Part I, Item 4, Controls and Procedures as a result of the restatement. The Company is also filing an amended Form 10-K for the fiscal year ended December 31, 2004 and an amended Form 10-Q for the remaining interim periods in that fiscal year. The following items of the Form 10-Q have been modified or revised in this Amendment No. 1 to reflect the restatements:

•	Part I, Item 1. Financial Information.

•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part I, Item 4. Controls and Procedures.

•	Part II, Item 6. Exhibits and Reports on Form 8-K
      Except for the foregoing amended information, this Form 10-Q continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the original filing date of the Form 10-Q, including any amendments to those filings.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SONICWALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2003(1)	2004

		(Unaudited)
		As restated
		(See note 12)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$30,467	$70,830
Short-term investments	213,010	184,168
Accounts receivable, net	9,164	12,594
Inventories	1,955	2,862
Prepaid expenses and other current assets	2,589	2,942

Total current assets	257,185	273,396
Property and equipment, net	4,903	4,623
Goodwill	97,953	97,953
Purchased intangibles and other assets, net	21,680	19,784

	$381,721	$395,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,376	$6,415
Accrued restructuring	1,251	1,032
Accrued payroll and related benefits	4,988	6,864
Other accrued liabilities	3,830	4,185
Deferred revenue	19,180	21,679
Income taxes payable	827	777

Total current liabilities	37,452	40,952
Commitments and contingencies (see note 8)
Shareholders’ Equity:
Common stock	468,905	479,770
Accumulated other comprehensive loss	(38)	(19)
Accumulated deficit	(124,598)	(124,947)

Total shareholders’ equity	344,269	354,804

	$381,721	$395,756

(1)	Amounts as of December 31, 2003 have been derived from the audited financial statements as of the same date.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2003	2004

		As restated
		(See note 12)
	(In thousands, except
	per share data)
	(Unaudited)
Revenue:
Product	$14,251	$22,718
License and service	6,055	9,117

Total revenue	20,306	31,835

Cost of revenue:
Product, excluding amortization of stock-based compensation of $3 and $0, respectively	5,963	8,139
License and service	1,458	1,515
Amortization of purchased technology	1,136	1,136

Total cost of revenue	8,557	10,790

Gross margin	11,749	21,045

Operating expenses:
Research and development, excluding amortization of stock-based compensation of $41 and $147, respectively	4,525	5,980
Sales and marketing, excluding amortization of stock-based compensation of $128 and $0, respectively	10,046	11,402
General and administrative, excluding amortization (recovery) of stock-based compensation of ($29) and $0, respectively	2,534	3,790
Amortization of purchased intangibles	1,405	812
Restructuring charges	162	13
Amortization of stock-based compensation	143	147

Total operating expenses	18,815	22,144

Loss from operations	(7,066)	(1,099)
Interest income and other expense, net	1,293	835

Loss before income taxes	(5,773)	(264)
Benefit from (provision for) income taxes	1,900	(85)

Net loss	$(3,873)	$(349)

Net loss per share:
Basic and diluted	$(0.06)	$(0.00)

Shares used in computing net loss per share:
Basic and diluted	67,557	70,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March
	31,

	2003	2004

		As restated
		(See note 12)
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,873)	$(349)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,411	2,868
Recovery of doubtful accounts	(188)	(91)
Amortization of stock-based compensation	143	147
Non-cash restructuring charges	162	13
Deferred income taxes	(2,027)	—
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	3,913	(3,339)
Inventories	13	(907)
Prepaid expenses and other current assets	(445)	(353)
Other assets	(4)	(52)
Accounts payable	619	(961)
Accrued restructuring	(264)	(232)
Accrued payroll and related benefits	(543)	1,876
Other accrued liabilities	(298)	355
Deferred revenue	1,460	2,499
Income taxes payable	272	(50)

Net cash provided by operating activities	2,351	1,424

Cash flows from investing activities:
Purchase of property and equipment	(831)	(640)
Maturity and sale of short-term investments	83,497	59,552
Purchase of short-term investments	(71,041)	(30,691)

Net cash provided by investing activities	11,625	28,221

Cash flows from financing activities:
Issuance of common stock under employee stock options and purchase plans	662	10,718

Net cash provided by financing activities	662	10,718

Net increase in cash and cash equivalents	14,638	40,363
Cash and cash equivalents at beginning of period	23,030	30,467

Cash and cash equivalents at end of period	$37,668	$70,830

Supplemental disclosure of non-cash investing and financing activities:
Reversal of deferred stock compensation for terminated employees	$(52)	$—
Unrealized gain or (loss) on short-term investments, net of taxes	$(73)	$19
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
3.     NET LOSS PER SHARE
      The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented:

	Three Months Ended
	March 31,

	2003	2004

		(As restated,
		see note 12)
	(In thousands, except
	per share amounts)
Numerator:
Net loss	$(3,873)	$(349)
Denominator:
Weighted average common shares outstanding	67,557	70,051

Denominator for basic and diluted calculation	67,557	70,051

Basic and diluted net loss per share	$(0.06)	$(0.00)

      Potentially dilutive securities of 10.1 million and 12.1 million for the three-months ended March 31, 2003 and 2004, respectively, consisting of options and warrants were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Three Months Ended
	March 31,

	2003	2004

		(As restated,
		see note 12)
Net loss	$(3,873)	$(349)
Unrealized gain (loss) on investment securities, net of taxes	(73)	19

Comprehensive loss	$(3,946)	$(330)

      Accumulated other comprehensive income, as presented on the accompanying condensed consolidated balance sheets, consists of the net unrealized gains and losses on investment securities.
5.     INVENTORIES
      Inventories consist of the following (in thousands):

	December 31,	March 31,
	2003	2004

Raw materials	$43	$19
Finished goods	1,912	2,843

	$1,955	$2,862

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

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Employee
	Severance	Facility	Asset
	Benefits	Costs	Impairments	Total

Reserve balance at December 31, 2003	$—	$978	$—	$978
Cash paid	—	(201)	—	(201)

Reserve balance at March 31, 2004	$—	$777	$—	$777

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

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth an analysis of the components of the 2003 restructuring plan and the payments made for the plan from January 1, 2004 to March 31, 2004 (in thousands):

	Employee
	Severance	Facility	Asset
	Benefits	Costs	Impairments	Total

Reserve balance at December 31, 2003	$91	$182	$—	$273
Cash paid	—	(31)	—	(31)
Adjustments	—	13	—	13

Reserve balance at March 31, 2004	$91	$164	$—	$255

Summary information for combined restructuring plans
      The following table sets forth an analysis of the components of both the 2002 and 2003 restructuring plan and the payments made for the plans from January 1, 2004 to March 31, 2004 (in thousands):

	Employee
	Severance	Facility	Asset
	Benefits	Costs	Impairments	Total

Reserve balance at December 31, 2003	$91	$1,160	$—	$1,251
Cash paid	—	(232)	—	(232)
Adjustments	—	13	—	13

Reserve balance at March 31, 2004	$91	$941	$—	$1,032

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

	Three Months Ended
	March 31,

	2003	2004

		(As restated,
		see note 12)
	(In thousands)
Net loss:
As reported	$(3,873)	$(349)
Expensed stock compensation under intrinsic value, net of related tax effect	143	147
Stock-based compensation expense that would have been included in the determination of net loss had the fair value method been applied, net of related tax effect	(5,500)	(5,709)

Pro forma net loss	$(9,230)	$(5,911)

Net loss per share — basic and diluted:
As reported	$(0.06)	$(0.00)

Pro forma	$(0.14)	$(0.08)

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Three months Ended	Three months Ended
	March 31, 2003	March 31, 2004

	(In thousands)	(In thousands)
	(Unaudited)	(Unaudited)
Beginning balance	$979	$1,290
Accruals for warranties issued	310	185
Settlements made during the period	(273)	(191)

Ending balance	$1,016	$1,284

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

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Between December 9, 2003 and December 15, 2003, three virtually identical putative class actions were filed in federal court against the Company and certain of its current and former officers and directors, on behalf of purchasers of the Company’s common stock between October 17, 2000 and April 3, 2002, inclusive. Edwards v. SonicWALL, Inc., et al., No. C-03-5537 SBA (N.D. Cal.) (“Edwards”). Chaykowsky v. SonicWALL, Inc., et al., No. C-04-0202 MJJ (N.D. Cal.) (“Chaykowsky”). Pensiero DPM Inc. v. SonicWALL, Inc., et al., No. C-03-5633 JSW (N.D. Cal.) (“Pensiero”). The complaints sought unspecified damages and generally alleged that the Company’s financial statements were false and misleading in violation of federal securities laws because the financial statements included revenue recorded on the sale of load-balancing products that were defective and did not comply with a purported warranty. These complaints appeared to have been based on the same factual allegations as the Data Centered case. The Company believed that these claims were without merit for numerous reasons, including, as alleged in the Company’s cross-complaint in the Data Centered case, that the claims are based on a fraudulently altered document that included a warranty clause that was not part of the parties’ contract. On February 9, 2004, plaintiffs in the Edwards case voluntarily dismissed their compliant without prejudice. On April 7, 2004, plaintiffs in the Chaykowsky case voluntarily dismissed their complaint without prejudice and on April 15, 2004, plaintiffs in the Pensiero case voluntarily dismissed their compliant without prejudice.
      On December 12, 2003, a putative derivative complaint captioned Reichert v. Sheridan, et al., No. 01-03-CV-010947, was filed in California Superior Court, Santa Clara County. The Complaint sought unspecified damages and equitable relief based on causes of action against various of the Company’s present and former

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The gross carrying amounts and accumulated amortization of intangible assets are as follows (in thousands):

		December 31, 2003			March 31, 2004

		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net

Purchased technology	52–72 months	$26,970	$(14,024)	$12,946	$26,970	$(15,159)	$11,811
Non-compete agreements	36 months	7,019	(7,016)	3	7,019	(7,019)	—
Customer base	36–72 months	18,140	(9,842)	8,298	18,140	(10,645)	7,495
Other	2–52 months	400	(350)	50	400	(356)	44

Total intangibles		$52,529	$(31,232)	$21,297	$52,529	$(33,179)	$19,350

      Estimated future amortization expense to be included in cost of revenue is as follows (in thousands):

Fiscal Year

2004 (second, third and fourth quarter)	$3,408
2005	4,543
2006	3,860

Total	$11,811

      Estimated future amortization expense to be included in operating expense is as follows (in thousands):

Fiscal Year

2004 (second, third and fourth quarter)	$2,276
2005	2,813
2006	2,450

Total	$7,539

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
12.     RESTATEMENT
      The Company has restated its consolidated financial statements for the three months ended March 31, 2004 to correct the amounts recorded under both the Company’s 2004 sales commission and 2004 employee bonus programs. The correction has resulted in an increase in cost of revenues and operating expenses of approximately $204,000 for the three months ended March 31, 2004. The provision for income taxes was also adjusted for the impact of the reduction in cost of revenues and operating expenses.
      The consolidated statement of cash flows for the period ended March 31, 2004 has been restated to reflect the effects of the adjustment on the components of cash from operating activities. There was no change to net cash flow from operating, investing or financing activities. The following is a summary of the effects of the restatement on (i) the consolidated statement of operations for the three months ended March 31, 2004 and (ii) the condensed consolidated balance sheet at March 31, 2004.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2004

	As
	Previously
	Reported	Adjustments	As Restated

	(In thousands, except per share amounts)
Revenue
Product	$22,718	$—	$22,718
License and service	9,117	—	9,117

Total revenue	31,835	—	31,835
Cost of revenue
Product	8,120	19	8,139
License and service	1,505	10	1,515
Amortization of purchased technology	1,136	—	1,136

Total cost of revenue	10,761	29	10,790
Gross Margin	21,074	(29)	21,045
Operating expenses:
Research and development	5,990	(10)	5,980
Sales and marketing	11,258	144	11,402
General and administrative	3,749	41	3,790
Amortization purchased intangibles	812	—	812
Restructuring charges	13	—	13
Stock-based compensation	147	—	147

Total operating expenses	21,969	175	22,144
Loss from operations	(895)	(204)	(1,099)
Interest income and other expenses, net	835	—	835

Loss before income taxes	(60)	(204)	(264)
Provision for income taxes	(99)	14	(85)

Net loss	$(159)	(190)	$(349)

Basic and diluted net loss per share	$0.00		$(0.01)
Accrued payroll and related benefits	6,660	204	6,864
Income taxes payable	791	(14)	777
Total current liabilities	40,762	190	40,952
Accumulated deficit	(124,757)	(190)	(124,947)
Total shareholders’ equity	354,994	(190)	354,804

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Restatement
      Our results of operations presented in this Quarterly Report on Form 10-Q include restated financial information for the three months ended March 31, 2004 resulting from the correction of amounts recorded under both the Company’s 2004 sales commission and 2004 employee bonus programs. More information regarding this restatement can be found in Note 12 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Results of Operations
      The following table sets forth certain consolidated financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended
	March 31,

	2003	2004

		As restated
Revenue:
Product	70.2%	71.4%
License and service	29.8	28.6

Total revenue	100.0	100.0

Cost of revenue:
Product	29.3	25.6
License and service	7.2	4.7
Amortization of purchased technology	5.6	3.6

Total cost of revenue	42.1	33.9

Gross margin	57.9	66.1

Operating expenses:
Research and development	22.3	18.8
Sales and marketing	49.5	35.8
General and administrative	12.5	11.9
Amortization of purchased intangibles	6.9	2.5
Restructuring charges	0.8	—
Stock-based compensation	0.7	0.6

Total operating expenses	92.7	69.6

Loss from operations	(34.8)	(3.5)
Interest income and other expense, net	6.4	2.6

Loss before income taxes	(28.4)	(0.8)
Benefit from (provision for) income taxes	9.4	(0.3)

Net loss	(19.0)%	(1.1)%

Revenue

Product Revenue

	Three Months Ended
	March 31,
			% Change
	2003	2004	2003 to 2004

	(In thousands, except
	percentage data)
Product	$14,251	$22,718	59%
Percentage of total revenue	70%	71%
License and service	6,055	9,117	51%
Percentage of total revenue	30%	29%

Total revenue	$20,306	$31,835	57%

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

Geographic revenue data

	Three Months Ended
	March 31,
			% Change
	2003	2004	2003 to 2004

	(In thousands, except
	percentage data)
Americas	$13,111	$21,568	65%
Percentage of total revenues	65%	68%
EMEA	5,369	6,768	26%
Percentage of total revenues	26%	21%
APAC	1,826	3,499	92%
Percentage of total revenues	9%	11%

Total revenues	$20,306	$31,835

      The increase in revenues in the Americas was primarily due to modest improvements in the economy which has resulted in accelerated IT spending. We believe the increase in revenues in EMEA and APAC was primarily due to our efforts in strengthening relationships with our channel partners combined with increased marketing activities in the regions.

Cost of Revenue

	Three Months Ended
	March 31,
			% Change
	2003	2004	2003 to 2004

		As restated
	(In thousands, except
	percentage data)
Product	$5,963	$8,139	36%
Gross margin	58%	64%
License and service	1,458	1,515	4%
Gross margin	76%	83%
Amortization of purchased technology	1,136	1,136	0%

Total cost of revenue	$8,557	$10,790

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

Amortization of purchased technology.

	Three Months
	Ended March 31,
			% Change
	2003	2004	2003 to 2004

	(In thousands,
	except percentage
	data)
Expenses	$1,136	$1,136	0%
Percentage of total revenue	6%	4%
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

Operating Expenses

Research and Development.

	Three Months Ended
	March 31,
			% Change
	2003	2004	2003 to 2004

		As restated
	(In thousands, except
	percentage data)
Expenses	$4,525	$5,980	32%
Percentage of total revenue	22%	19%
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
      We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements. We plan to continuously invest in current and future product development and enhancement efforts, and incur expense associated with these initiatives, such as prototyping expense and non-recurring engineering charges associated with the develop-

ment of new products and technologies. We intend to continuously broaden our existing product offerings and introduce new products.
              Sales and Marketing.

	Three Months Ended
	March 31,
			% Change
	2003	2004	2003 to 2004

		As restated
	(In thousands, except
	percentage data)
Expenses	$10,046	$11,402	12%
Percentage of total revenue	50%	36%
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

General and Administrative.

	Three Months Ended
	March 31,
			% Change
	2003	2004	2003 to 2004

		As restated
	(In thousands, except
	percentage data)
Expenses	$2,534	$3,790	48%
Percentage of total revenue	13%	12%
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

	Three Months Ended
	March 31,
			% Change
	2003	2004	2003 to 2004

	(In thousands, except
	percentage data)
Expenses	$1,405	$812	(42)%
Percentage of total revenue	7%	3%
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

Stock-based Compensation.

	Three Months Ended
	March 31,
			% Change
	2003	2004	2003 to 2004

	(In thousands, except
	percentage data)
Expenses	$143	$147	3%
Percentage of total revenue	1%	1%
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

Benefit from (Provision for) Income Taxes.
      The provision for income taxes in the three months ended March 31, 2004 was $85,000 as compared to a benefit of $1.9 million in the three months ended March 31, 2003. The amounts in the three months ended March 31, 2004 was related to income tax provision for income in foreign jurisdictions. As of March 31, 2004, we have a full valuation allowance against our deferred tax assets because we determined that it is more likely than not that all deferred tax assets may not be realized in the foreseeable future due to historical operating losses. The net operating loss and research and development tax credit carryovers that make up the vast majority of the deferred tax assets will expire at various dates through the year 2023. Going forward, we will assess the continued need for the valuation allowance. After we have demonstrated profitability for a period of time and begin utilizing a significant portion of the deferred tax assets, we may reverse the valuation allowance, likely resulting in a significant benefit to the statement of operations in some future period. At this time, we cannot reasonably estimate when this reversal might occur, if at all.
LIQUIDITY AND CAPITAL RESOURCES
      For the three months ended March 31, 2004, our cash, cash equivalents and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, increased by $11.5 million to $255 million as compared to an increase of $2.1 million to $235 million for the three month period ended March 31, 2003. Our working capital increased for the three months ended March 31, 2004 by $12.7 million to $232.4 million as compared to a decrease of $1.6 million to $232.2 million for the three months ended March 31, 2003.

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
Off-Balance Sheet Arrangements and Contractual Obligations
      We do not have any debt, long-term obligations or long-term capital commitments. The following summarizes our principal contractual commitments as of March 31, 2004 (in thousands):

		Payments Due by Period

		Less Than	1 to	3 to
Contractual Obligations	Total	One Year	3 Years	5 Years

Operating lease obligations	$2,660	$2,047	$613	$—
Non-Cancelable Purchase obligations	$10,271	$10,271	$—	$—
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
      The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted average interest rates as of March 31, 2004:

	Maturing In

	Less Than	More Than
	One Year	One Year	Total

	(In thousands, except percentage data)
Short-term investments	$9,236	$174,932	$184,168
Weighted average interest rate	1.51%	1.23%

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
Evaluation of Disclosure Controls and Procedures
      The Company conducted an evaluation, with the participation of its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2004. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.
      Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded the Company’s disclosure controls and procedures were not effective as of March 31, 2004, because the Company did not maintain effective controls over the application of certain generally accepted accounting principles within the financial reporting process due to its lack of a sufficient complement of personnel with a level of financial reporting expertise commensurate with the Company’s financial reporting requirements. This material weakness contributed another material weakness related to the Company’s failure to maintain effective controls over the determination and accuracy of certain liabilities and the related expenses. Specifically, the Company failed to properly accrue its obligations for bonuses and commissions based on information known by management prior to the filing of the interim condensed consolidated financial statements. These material weaknesses resulted in the restatement of the 2004 annual and interim consolidated financial statements.

      In light of the material weaknesses that existed as of March 31, 2004, the Company performed additional analysis and other post-closing procedures to ensure the interim condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
      Management had previously concluded the Company’s disclosure controls and procedures were effective as of March 31, 2004. However, in connection with the restatement of the Company’s condensed consolidated financial statements for the quarter ended March 31, 2004, as fully described in Note 12 of this Quarterly Report on Form 10-Q/ A for the quarter ended March 31, 2004, management determined that the material weaknesses described above existed as of March 31, 2004. Accordingly, management has restated its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 to include these material weaknesses, which have resulted in changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 2.	CHANGES IN SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES
      None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
      None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None

ITEM 5.	OTHER INFORMATION
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

SonicWALL, Inc.

By:	/s/ ROBERT SELVI

Robert Selvi
Chief Financial Officer
(Principal Financial Officer and
Authorized Signer)
Dated: May 16, 2005

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