Form 10-Q/A
period 2004-06-30
SONICWALL INC
filed 2005-05-16
CIK 1093885

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
      The Company has filed this Amendment No. 1 to Form 10-Q to amend the Company’s Form 10-Q for the three and six months ended June 30, 2004 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on August 9, 2004, to restate the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2004, as summarized in Note 12 of the Notes to the Condensed Consolidated Financial Statements of the Company appearing in this report. The Company has also revised Part I, Item 4, Controls and Procedures as a result of the restatement. The Company is also filing an amended Form 10-K for the fiscal year ended December 31, 2004 and an amended Form 10-Q for the remaining interim periods in that fiscal year. The following items of the Form 10-Q have been modified or revised in this Amendment No. 1 to reflect the restatements:

Part I, Item 1. Financial Information.

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part I, Item 4. Controls and Procedures.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SONICWALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2003(1)	2004

		As restated
		(see Note 12)
		(unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$30,467	$20,432
Short-term investments	213,010	233,666
Accounts receivable, net	9,164	17,647
Inventories	1,955	3,435
Prepaid expenses and other current assets	2,589	2,553

Total current assets	257,185	277,733
Property and equipment, net	4,903	4,919
Goodwill	97,953	97,953
Purchased intangibles and other assets, net	21,680	17,844

	$381,721	$398,449

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,376	$7,228
Accrued restructuring	1,251	879
Accrued payroll and related benefits	4,988	6,978
Other accrued liabilities	3,830	4,054
Deferred revenue	19,180	24,878
Income taxes payable	827	743

Total current liabilities	37,452	44,760

Commitments and contingencies (see note 8)
Shareholders’ Equity:
Common stock	468,905	480,007
Accumulated other comprehensive loss	(38)	(547)
Accumulated deficit	(124,598)	(125,771)

Total shareholders’ equity	344,269	353,689

	$381,721	$398,449

(1)	Amounts as of December 31, 2003 have been derived from the audited financial statements as of the same date.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

		As restated		As restated
		(see Note 12)		(see Note 12)
	(Unaudited)
	(In thousands, except per share data)
Revenue:
Product	$14,500	$22,609	$28,751	$45,327
License and service	6,901	9,805	12,956	18,922

Total revenue	21,401	32,414	41,707	64,249

Cost of revenue:
Product, excluding amortization of stock-based compensation of $2, $0, $5 and $0, respectively	7,344	7,999	13,181	16,138
License and service	1,371	1,605	2,955	3,120
Amortization of purchased technology	1,136	1,136	2,272	2,272

Total cost of revenue	9,851	10,740	18,408	21,530

Gross margin	11,550	21,674	23,299	42,719

Operating expenses:
Research and development, excluding amortization of stock-based compensation of $10, $33, $52 and $180, respectively	4,880	6,187	9,405	12,167
Sales and marketing, excluding amortization of stock-based compensation of $237, $0, $365 and $0, respectively	10,089	12,557	20,135	23,959
General and administrative, excluding amortization (recovery) of stock-based compensation of $2, $0, ($28) and $0, respectively	2,874	3,525	5,408	7,315
Amortization of purchased intangibles	1,405	787	2,810	1,599
Restructuring charges	1,104	115	1,266	128
Amortization of stock-based compensation	251	33	394	180

Total operating expenses	20,603	23,204	39,418	45,348

Loss from operations	(9,053)	(1,530)	(16,119)	(2,629)
Interest income and other expense, net	1,032	785	2,325	1,620

Loss before income taxes	(8,021)	(745)	(13,794)	(1009)
Benefit from (provision for) income taxes	(73)	(79)	1,827	(164)

Net loss	$(8,094)	$(824)	$(11,967)	$(1,173)

Net loss per share:
Basic and diluted	$(0.12)	$(0.01)	$(0.18)	$(0.01)

Shares used in computing net loss per share:
Basic and diluted	67,658	71,134	67,608	70,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2003	2004

		As restated
		(see Note 12)
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(11,967)	$(1,173)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,868	5,698
Recovery of doubtful accounts	(363)	(91)
Amortization of stock-based compensation	394	180
Non-cash restructuring charges	98	90
Deferred income taxes	(1,960)	—
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	4,909	(8,392)
Inventories	657	(1,480)
Prepaid expenses and other current assets	1,112	36
Other assets	11	(34)
Accounts payable	(1,206)	(148)
Accrued restructuring	386	(462)
Accrued payroll and related benefits	(824)	1,990
Other accrued liabilities	10	225
Deferred revenue	3,640	5,697
Income taxes payable	272	(84)

Net cash provided by operating activities	2,037	2,052

Cash flows from investing activities:
Purchase of property and equipment	(1,529)	(1,844)
Maturity and sale of short-term investments	144,890	118,810
Purchase of short-term investments	(143,773)	(139,975)

Net cash used in investing activities	(412)	(23,009)

Cash flows from financing activities:
Issuance of common stock under employee stock options and purchase plans	681	10,922

Net cash provided by financing activities	681	10,922

Net increase (decrease) in cash and cash equivalents	2,306	(10,035)
Cash and cash equivalents at beginning of period	23,030	30,467

Cash and cash equivalents at end of period	$25,336	$20,432

Supplemental disclosure of non-cash investing and financing activities:
Reversal of deferred stock compensation for terminated employees	$(216)	$—
Unrealized loss on short-term investments, net of taxes	$(101)	$(509)
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
      The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

		As restated		As restated
		(see Note 12)		(see Note 12)
	(In thousands, except per share amounts)
Numerator:
Net loss	$(8,094)	$(824)	$(11,967)	$(1,173)
Denominator:
Weighted average common shares outstanding	67,658	71,134	67,608	70,592

Denominator for basic and diluted calculation	67,658	71,134	67,608	70,592

Basic and diluted net loss per share	$(0.12)	$(0.01)	$(0.18)	$(0.01)

      Potentially dilutive securities of 10.1 million and 12.2 million for the three and six month periods ended June 30, 2003 and 2004, respectively, consisting of options and warrants, were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

		As restated		As restated
		(see Note 12)		(see Note 12)
Net loss	$(8,094)	$(824)	$(11,967)	$(1,173)
Unrealized (loss) on investment securities, net of taxes	(28)	(528)	(101)	(509)

Comprehensive loss	$(8,122)	$(1,352)	$(12,068)	$(1,682)

      Accumulated other comprehensive loss, as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized gains and losses on investment securities.

5.	INVENTORIES
      Inventories consist of the following (in thousands):

	December 31,	June 30,
	2003	2004

Raw materials	$43	$58
Finished goods	1,912	3,377

	$1,955	$3,435

6.	RESTRUCTURING CHARGES
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

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth an analysis of the components of the 2003 restructuring plan and the payments made for the plan from January 1, 2004 to June 30, 2004 (in thousands):

	Employee
	Severance	Facility
	Benefits	Costs	Total

Reserve balance at December 31, 2003	$91	$182	$273
Cash paid	(48)	(55)	(103)
Adjustments	48	24	72

Reserve balance at June 30, 2004	$91	$151	$242

Summary information for combined restructuring plans
      The following table sets forth an analysis of the components of both the 2002 and 2003 restructuring plan and the payments made for the plans from January 1, 2004 to June 30, 2004 (in thousands):

	Employee
	Severance	Facility
	Benefits	Costs	Total

Reserve balance at December 31, 2003	$91	$1,160	$1,251
Cash paid	(48)	(452)	(500)
Adjustments	48	80	128

Reserve balance at June 30, 2004	$91	$788	$879

7.	STOCK-BASED COMPENSATION
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

		As restated		As restated
		(see Note 12)		(see Note 12)
	(In thousands)
Net loss:
As reported	$(8,094)	$(824)	$(11,967)	$(1,173)
Expensed stock compensation under intrinsic value, net of related tax effect	251	33	394	180
Stock-based compensation expense that would have been included in the determination of net loss had the fair value method been applied, net of related tax effect	(4,012)	(4,387)	(9,512)	(10,096)

Pro forma net loss	$(11,855)	$(5,178)	$(21,085)	$(11,089)

Net loss per share — basic and diluted:
As reported	$(0.12)	$(0.01)	$(0.18)	$(0.01)

Pro forma	$(0.18)	$(0.07)	$(0.31)	$(0.15)

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	COMMITMENTS AND CONTINGENCIES
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

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2003	2004

	(In thousands)	(In thousands)
	(Unaudited)	(Unaudited)
Beginning balance	$979	$1,290
Accruals for warranties issued	624	316
Settlements made during the period	(508)	(322)

Ending balance	$1,095	$1,284

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The gross carrying amounts and accumulated amortization of intangible assets are as follows (in thousands):

			December 31,			June 30,
			2003			2004
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net

Existing technology	52–72 months	$26,970	$(14,024)	$12,946	$26,970	$(16,295)	$10,675
Non-compete agreements	36 months	7,019	(7,016)	3	7,019	(7,019)	—
Customer base	36–72 months	18,140	(9,842)	8,298	18,140	(11,426)	6,714
Other	2–52 months	400	(350)	50	400	(362)	38

Total intangibles		$52,529	$(31,232)	$21,297	$52,529	$(35,102)	$17,427

      Estimated future amortization expense to be included in cost of revenue is as follows (in thousands):

Fiscal Year

2004 (third and fourth quarter)	$2,272
2005	4,543
2006	3,860

Total	$10,675

      Estimated future amortization expense to be included in operating expense is as follows (in thousands):

Fiscal Year

2004 (third and fourth quarter)	$1,489
2005	2,813
2006	2,450

Total	$6,752

10.	INCOME TAXES
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The Company has restated its consolidated financial statements for the three and six months ended June 30, 2004 to correct the amounts recorded under both the Company’s 2004 sales commission and 2004 employee bonus programs. The correction has resulted in an increase in cost of revenues and operating expenses of approximately $103,000 and $307,000 for the three and six months ended June 30, 2004, respectively. The provision for income taxes was also adjusted for the impact of the increase in cost of revenues and operating expenses.
      The consolidated statement of cash flows for the period ended June 30, 2004 has been restated to reflect the effects of the adjustment on the components of cash flows from operating activities. There was no change to net cash flow from operating, investing or finance activities. The following is a summary of the effects of the restatement on (i) the consolidated statement of operations for the three and six months ended June 30, 2004 and (ii) the condensed consolidated balance sheet at June 30, 2004.

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004

	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

	(In thousands, except per share amounts)
Revenue
Product	$22,609	$—	$22,609	$45,327	$—	$45,327
License and service	9,805	—	9,805	18,922	—	18,922

Total revenue	32,414	—	32,414	64,249	—	64,249
Cost of revenue
Product	7,984	15	7,999	16,104	34	16,138
License and service	1,597	8	1,605	3,102	18	3,120
Amortization of purchased technology	1,136	—	1,136	2,272	—	2,272

Total cost of revenue	10,717	23	10,740	21,478	52	21,530
Gross Margin	21,697	(23)	21,674	42,771	(52)	42,719

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004

	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

	(In thousands, except per share amounts)
Operating expenses:
Research and development	6,118	69	6,187	12,108	59	12,167
Sales and marketing	12,511	46	12,557	23,769	190	23,959
General and administrative	3,560	(35)	3,525	7,309	6	7,315
Amortization purchased intangibles	787	—	787	1,599	—	1,599
Restructuring charges	115	—	115	128	—	128
Stock-based compensation	33	—	33	180	—	180

Total operating expenses	23,124	80	23,204	45,093	255	45,348
Loss from operations	(1,427)	(103)	(1,530)	(2,322)	(307)	(2,629)
Interest income and other expenses, net	785	—	785	1,620	—	1,620

Loss before income taxes	(642)	(103)	(745)	(702)	(307)	(1,009)
Provision for income taxes	(86)	7	(79)	(185)	21	(164)

Net loss	$(728)	(96)	$(824)	(887)	(286)	(1,173)

Basic and diluted net loss per share	$(0.01)		$(0.01)	$(0.01)		$(0.01)
Accrued payroll and related benefits				$6,671	$307	$6,978
Income taxes payable				764	(21)	743
Total current liabilities				44,474	286	44,760
Accumulated deficit				(125,485)	(286)	(125,771)
Total shareholders’ equity				353,975	(286)	353,689

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Restatement
      Our results of operations presented in this Quarterly Report on Form 10-Q include restated financial information for the three and six months ended June 30, 2004 resulting from the correction of amounts recorded under both the Company’s 2004 sales commission and 2004 employee bonus programs. More information regarding this restatement can be found in Note 12 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
      We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.
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
RESULTS OF OPERATIONS
      The following table sets forth certain consolidated financial data for the periods indicated as a percentage of total revenue:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2004	2003	2004

		(As		(As
		restated)		restated)
Revenue:
Product	67.8%	69.8%	68.9%	70.5%
License and service	32.2	30.2	31.1	29.5

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	34.3	24.7	31.6	25.1
License and service	6.4	5.0	7.1	4.9
Amortization of purchased technology	5.3	3.5	5.4	3.5

Total cost of revenue	46.0	33.1	44.1	33.5

Gross margin	54.0	66.9	55.9	66.5

Operating expenses:
Research and development	22.8	19.1	22.6	18.9
Sales and marketing	47.1	38.7	48.3	37.3
General and administrative	13.4	10.9	13.0	11.4
Amortization of purchased intangibles	6.6	2.4	6.7	2.5
Restructuring charges	5.2	0.4	3.0	0.2
Stock-based compensation	1.2	0.1	0.9	0.3

Total operating expenses	96.3	71.6	94.5	70.6

Loss from operations	(42.3)	(4.7)	(38.6)	(4.1)
Interest income and other expense, net	4.8	2.4	5.5	2.5

Loss before income taxes	(37.5)	(2.3)	(33.1)	(1.6)
Benefit from (provision for) income taxes	(0.3)	(0.2)	4.4	(0.3)

Net loss	(37.8)%	(2.5)%	(28.7)%	(1.8)%

Revenue

Product Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2003	2004	% Variance	2003	2004	% Variance

	(In thousands, except			(In thousands, except
	percentage data)			percentage data)
Product	$14,500	$22,609	56%	$28,751	$45,327	58%
Percentage of total revenue	68%	70%		69%	71%
License and service	6,901	9,805	42%	12,956	18,922	46%
Percentage of total revenue	32%	30%		31%	29%

Total revenue	$21,401	$32,414	51%	$41,707	$64,249	54%

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

Geographic revenue data

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2003	2004	% Variance	2003	2004	% Variance

	(In thousands, except			(In thousands, except
	percentage data)			percentage data)
Americas	$17,112	$22,684	33%	$30,223	$44,252	46%
Percentage of total revenues	80%	70%		72%	69%
EMEA	2,770	6,685	141%	8,139	13,453	65%
Percentage of total revenues	13%	21%		20%	21%
APAC	1,519	3,045	100%	3,345	6,544	96%
Percentage of total revenues	7%	9%		8%	10%

Total revenues	$21,401	$32,414		$41,707	$64,249

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

Cost of Revenue

	Three Months			Six Months
	Ended June 30,			Ended June 30,

	2003	2004	% Variance	2003	2004	% Variance

	(In thousands, except			(In thousands, except
	percentage data)			percentage data)
		(As			(As
		restated)			restated)
Product	$7,344	$7,999	9%	$13,181	$16,138	22%
Gross margin	49%	65%		54%	64%
License and service	1,371	1,605	17%	2,955	3,120	6%
Gross margin	80%	84%		77%	84%
Amortization of purchased technology	1,136	1,136	0%	2,272	2,272	0%

Total cost of revenue	$9,851	$10,740		$18,408	$21530

Note —	Effect of amortization of purchased technology has been excluded from product and license and service gross margin discussions below.

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

Amortization of purchased technology

	Three Months			Six Months
	Ended June 30,			Ended June 30,

	2003	2004	% Variance	2003	2004	% Variance

	(In thousands, except			(In thousands, except
	percentage data)			percentage data)
Expense	$1,136	$1,136	0%	$2,272	$2,272	0%
Percentage of total revenue	5%	4%		5%	4%
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

Operating Expenses

Research and Development

	Three Months			Six Months
	Ended June 30,			Ended June 30,

	2003	2004	% Variance	2003	2004	% Variance

	(In thousands, except			(In thousands, except
	percentage data)			percentage data)
		(As			(As
		restated)			restated)
Expense	$4,880	$6,187	27%	$9,405	$12,167	29%
Percentage of total revenue	23%	19%		23%	19%
      Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products. For the three months ended June 30, 2004, the increase in absolute dollars was primarily as a result of increased personnel costs due to overall increase in headcount whereby salaries and related benefits increased by approximately $840,000. In addition, we created a compensation plan which is connected to the achievement of certain corporate goals whereby compensation costs increased by approximately $290,000. For the six months ended June 30, 2004, the increase in absolute dollars was primarily as a result of increased personnel costs due to overall increase in headcount whereby salaries and related benefits increased by approximately $1.9 million. In addition, we created a compensation plan which is connected to the achievement of certain corporate goals whereby compensation costs increased by approximately $510,000. In particular the increases during the three-month period and six-month period ended June, 30, 2004, was related to the development of new products and subscription services.
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

Sales and Marketing

	Three Months			Six Months
	Ended June 30,			Ended June 30,

	2003	2004	% Variance	2003	2004	% Variance

	(In thousands, except			(In thousands, except
	percentage data)			percentage data)
		(As			(As
		restated)			restated)
Expense	$10,089	$12,557	25%	$20,135	$23,959	19%
Percentage of total revenue	47%	39%		48%	37%
      Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, costs related to customer support, travel, tradeshows, promotional and advertising costs, and related facilities costs. For the three months ended June 30, 2004, the increase in sales and marketing expenses is due to our expansion of international markets including increases in headcount, primarily in the areas of senior sales and marketing personnel, whereby salaries and related benefits increased by approximately $720,000. In addition, our co-op advertising costs and commissions expense increased by approximately $560,000 and $542,000, respectively, due to increase in revenues. Our travel related expenses increased by approximately $375,000 to support our expansion into international markets. Lastly, we consolidated our annual partner conference into one event in the second quarter of 2004 as compared to three separate events over three quarters in 2003, resulting in an increase of approximately $600,000 in the second quarter of 2004 as compared to the same period of 2003. For the six months ended June 30, 2004 the increase in sales and marketing expenses is due to our expansion of international markets including increases in headcount, primarily in the areas of senior sales and marketing personnel, whereby salaries and related benefits increased by approximately $940,000. In addition, our co-op advertising costs and commissions expense increased by approximately $730,000 and $637,000, respectively, due to increase in revenues. Our travel related expenses increased by approximately $460,000 to support our expansion into international markets. Lastly, we consolidated our annual partner conference into one event in the second quarter of 2004 as compared to three separate events over three quarters in 2003, resulting in an increase of approximately $600,000 in the six months ended June 30, 2004 as compared to the same period of 2003.
      The decrease in the sales and marketing expense as a percentage of revenue is due to the increase in revenues and realignment of resources. We expect to direct our sales and marketing expenses toward the expansion of domestic and international markets, introduction of new products and establishment and expansion of new distribution channels.

General and Administrative.

	Three Months			Six Months
	Ended June 30,			Ended June 30,

	2003	2004	% Variance	2003	2004	% Variance

	(In thousands, except			(In thousands, except
	percentage data)			percentage data)
Expense	$2,874	$3,525	23%	$5,408	$7,319	35%
Percentage of total revenue	13%	11%		13%	11%
      For the three months ended June 30, 2004, the increase in general and administrative expenses was primarily due to a $390,000 increase in consulting services related to certain strategic initiatives that will allow us to scale our operations in an efficient manner. In addition our costs related to corporate governance, insurance costs, and investor relations costs increased by approximately $340,000. During 2004 we created a compensation plan which is connected to the achievement of certain corporate goals whereby compensation costs increased by approximately $245,000.
      For the six months ended June 30, 2004, the increase in general and administrative expenses was primarily due to a $510,000 increase in consulting services related to certain strategic initiatives that will allow us to scale our operations in an efficient manner. During the six month period ended June 30, 2004 our legal expenses increased approximately $325,000 in connection with the defense of the securities class actions and shareholder derivative suit as more fully described in the section entitled “Legal Proceedings.” In addition our costs related to corporate governance, insurance costs, and investor relations costs increased by approximately $440,000. During 2004 we created a compensation plan which is connected to the achievement of certain corporate goals whereby compensation costs increased by approximately $532,000.
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

Amortization of Goodwill and Purchased Intangibles.

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2003	2004	% Variance	2003	2004	% Variance

	(In thousands, except			(In thousands, except
	percentage data)			percentage data)
Expense	$1,405	$787	(44)%	$2,810	$1,599	(43)%
Percentage of total revenue	7%	2%		7%	2%
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

Stock-based Compensation.

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2003	2004	% Variance	2003	2004	% Variance

	(In thousands, except			(In thousands, except
	percentage data)			percentage data)
Expense	$251	$33	(87)%	$394	$180	(54)%
Percentage of total revenue	1%	0%		1%	0%
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

Benefit from (Provision for) Income Taxes.
      The provision for income taxes in the three months ended June 30, 2003 was $73,000 as compared to $79,000 in the three months ended June 30, 2004. The benefit from income taxes in the six months ended June 30, 2003 was $1.8 million as compared to a provision of $164,000 in the six months ended June 30, 2004. As of June 30, 2003 we have a full valuation allowance against our deferred tax assets because the determination was made that it is more likely than not that all deferred tax asset may not be realized in the foreseeable future due to historical operating losses. The net operating loss and research and development tax credit carryovers that make up the vast majority of the deferred tax assets will expire at various dates through the year 2023. Going forward, we will assess the continued need for the valuation allowance. After we have demonstrated profitability for a period of time and begin utilizing a significant portion of the deferred tax assets, we may reverse the valuation allowance, likely resulting in a significant benefit to the statement of operations in some future period. At this time, we cannot reasonably estimate when this reversal might occur, if at all.
LIQUIDITY AND CAPITAL RESOURCES
      For the six months ended June 30, 2004, our cash, cash equivalents and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, increased by $10.6 million to $254.1 million as compared to an increase of $1 million to $234 million for the six month period ended June 30, 2003. Our working capital increased for the six months ended June 30, 2004 by $13.2 million to $233.0 million as compared to a decrease of $17.9 million to $215.9 million for the six months ended June 30, 2003.

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
Off-Balance Sheet Arrangements and Contractual Obligations
      We do not have any debt, long-term obligations or long-term capital commitments. The following summarizes our principal contractual commitments as of June 30, 2004 (in thousands):

		Payments Due by Period

		Less Than	1 to	3 to
Contractual Obligations	Total	One Year	3 Years	5 Years

Operating lease obligations	$2,850	$1,439	$505	$906
Non-Cancelable Purchase obligations	$9,317	$9,317	$—	$—
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
Evaluation of Disclosure Controls and Procedures
      The Company conducted an evaluation, with the participation of its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2004. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

      Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded the Company’s disclosure controls and procedures were not effective as of June 30, 2004, because the Company did not maintain effective controls over the application of certain generally accepted accounting principles within the financial reporting process due to its lack of a sufficient complement of personnel with a level of financial reporting expertise commensurate with the Company’s financial reporting requirements. This material weakness contributed to the following individual material weaknesses:

(1)	The Company did not maintain effective controls over the timing of the recognition of revenue. As a result, during the second and third quarters of 2004, the Company improperly recognized revenue on certain transactions where delivery and transfer of title or the evidence of a final arrangement had not yet occurred. This material weakness resulted in material adjustments to revenue and cost of revenue during the second and third quarters of 2004.

(2)	Also, as of June 30, 2004, the Company did not maintain effective controls over the determination and accuracy of certain liabilities and the related expenses. Specifically, the Company failed to properly accrue its obligations for bonuses and commissions based on information known by management prior to the filing of the interim and annual financial statements. This material weakness resulted in the restatement of the 2004 annual and interim consolidated financial statements
      In light of the material weaknesses that exist as of June 30, 2004, the Company performed additional analysis and other post-closing procedures to ensure the interim condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
      Management had previously concluded the Company’s disclosure controls and procedures were effective as of June 30, 2004. However, in connection with the restatement of the Company’s condensed consolidated financial statements for the quarter ended June 30, 2004, as fully described in Note 12 of this Quarterly Report on Form 10-Q/ A for the quarter ended June 30, 2004, management determined that the material weaknesses described above existed as of June 30, 2004. Accordingly, management has restated its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 to include these material weaknesses, which have resulted in changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
      (a) EXHIBITS

Number	Description

3.1	Amended and Restated Bylaws of SonicWALL, Inc., as currently in effect. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004.)

10.1	Manufacturing and Purchase Agreement dated June 4, 2004 by and between Flash Electronics, Inc. and SonicWALL, Inc. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004.)

10.2	Third Amendment to Lease executed on April 28, 2004 by and between AMB Property, L.P., as Landlord, and SonicWALL, Inc. as Tenant. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004.)

Number	Description

10.3	Retention and Severance Agreement for Executive Officers dated April 20, 2004. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004.)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Robert Selvi
Chief Financial Officer
(Principal Financial Officer and
Authorized Signer)
Dated: May 16, 2005

INDEX TO EXHIBITS

Number	Description

3.1	Amended and Restated Bylaws of SonicWALL, Inc., as currently in effect. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004.)

10.1	Manufacturing and Purchase Agreement dated June 4, 2004 by and between Flash Electronics, Inc. and SonicWALL, Inc. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004.)

10.2	Third Amendment to Lease executed on April 28, 2004 by and between AMB Property, L.P., as Landlord, and SonicWALL, Inc. as Tenant. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004.)

10.3	Retention and Severance Agreement for Executive Officers dated April 20, 2004.(Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004.)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.