Form 10-Q/A
period 2004-09-30
SONICWALL INC
filed 2005-05-16
CIK 1093885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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
      The Company has filed this Amendment No. 1 to Form 10-Q to amend the Company’s Form 10-Q for the three and nine months ended September 30, 2004 (the “Form  10-Q”), originally filed with the Securities and Exchange Commission on November 9, 2004, to restate the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2004, as summarized in Note 12 of the Notes to the Condensed Consolidated Financial Statements of the Company appearing in this report. The Company has also revised Part I, Item 4, Controls and Procedures as a result of the restatement. The Company is also filing an amended Form 10-K for the fiscal year ended December 31, 2004 and an amended Form 10-Q for the remaining interim periods in that fiscal year. The following items of the Form 10-Q have been modified or revised in this Amendment No. 1 to reflect the restatements:

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SONICWALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2003	2004

	(1)	(Unaudited)
		As restated
		(see Note 12)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$30,467	$40,058
Short-term investments	213,010	221,571
Accounts receivable, net	9,164	17,293
Inventories	1,955	2,807
Prepaid expenses and other current assets	2,589	1,985

Total current assets	257,185	283,714
Property and equipment, net	4,903	4,142
Goodwill	97,953	97,953
Purchased intangibles and other assets, net	21,680	16,291

	$381,721	$402,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,376	$6,654
Accrued restructuring	1,251	670
Accrued payroll and related benefits	4,988	6,215
Other accrued liabilities	3,830	4,059
Deferred revenue	19,180	28,859
Income taxes payable	827	857

Total current liabilities	37,452	47,314

Commitments and contingencies (see Note 8)
Shareholders’ Equity:
Common stock	468,905	481,565
Accumulated other comprehensive loss	(38)	(402)
Accumulated deficit	(124,598)	(126,377)

Total shareholders’ equity	344,269	354,786

	$381,721	$402,100

(1)	Amounts as of December 31, 2003 have been derived from the audited financial statements as of the same date.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

		As restated		As restated
		(see Note 12)		(see Note 12)
	(In thousands, except per share data)
	(Unaudited)
Revenue:
Product	$16,799	$18,143	$45,550	$63,470
License and service	7,322	11,242	20,278	30,164

Total revenue	24,121	29,385	65,828	93,634

Cost of revenue:
Product, excluding amortization of stock-based compensation of $1, $0, $7 and $0, respectively	7,373	6,845	20,554	22,983
License and service	1,252	1,781	4,207	4,901
Amortization of purchased technology	1,135	1,135	3,407	3,407

Total cost of revenue	9,760	9,761	28,168	31,291

Gross margin	14,361	19,624	37,660	62,343

Operating expenses:
Research and development, excluding amortization (recovery) of stock-based compensation of $14, ($75), $65 and $105, respectively	5,281	5,556	14,686	17,723
Sales and marketing, excluding amortization of stock-based compensation of $20, $0, $385 and $0, respectively	9,220	11,797	29,355	35,756
General and administrative, excluding amortization (recovery) of stock-based compensation of $3, $0, ($25) and $0, respectively	3,209	3,204	8,617	10,519
Amortization of purchased intangibles	1,404	786	4,214	2,385
Restructuring charges	403	(143)	1,669	(15)
Amortization of stock-based compensation	38	(75)	432	105

Total operating expenses	19,555	21,125	58,973	66,473

Loss from operations	(5,194)	(1,501)	(21,313)	(4,130)
Interest income and other expense, net	891	1,105	3,216	2,725

Loss before income taxes	(4,303)	(396)	(18,097)	(1,405)
Benefit from (provision for) income taxes	(143)	(209)	1,684	(374)

Net loss	$(4,446)	$(605)	$(16,413)	$(1,779)

Net loss per share:
Basic and diluted	$(0.07)	$(0.01)	$(0.24)	$(0.03)

Shares used in computing net loss per share:
Basic and diluted	67,924	71,344	67,714	70,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2003	2004

		As restated
		(see Note 12)
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net loss	$(16,413)	$(1,779)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,286	8,512
Recovery of doubtful accounts	(363)	(91)
Amortization of stock-based compensation	432	105
Non-cash restructuring charges	98	(53)
Deferred income taxes	(1,960)	—
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	3,912	(8,039)
Inventories	3,706	(851)
Prepaid expenses and other current assets	228	604
Other assets	16	(403)
Accounts payable	(8)	(722)
Accrued restructuring	202	(528)
Accrued payroll and related benefits	(44)	1,227
Other accrued liabilities	(64)	230
Deferred revenue	4,334	9,679
Income taxes payable	324	29

Net cash provided by operating activities	4,686	7,920

Cash flows from investing activities:
Purchase of property and equipment	(1,817)	(1,959)
Maturity and sale of short-term investments	175,781	237,232
Purchase of short-term investments	(165,659)	(246,157)

Net cash provided by (used in) investing activities	8,305	(10,884)

Cash flows from financing activities:
Issuance of common stock under employee stock options and purchase plans	2,170	12,555

Net cash provided by financing activities	2,170	12,555

Net increase in cash and cash equivalents	15,161	9,591
Cash and cash equivalents at beginning of period	23,030	30,467

Cash and cash equivalents at end of period	$38,191	$40,058

Supplemental disclosure of non-cash investing and financing activities:
Reversal of deferred stock compensation for terminated employees	$(216)	$—
Unrealized loss on short-term investments, net of taxes	$(171)	$(364)
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
      The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

		As restated		As restated
		(see Note 12)		(see Note 12)
	(In thousands, except per share amounts)
Numerator:
Net loss	$(4,446)	$(605)	$(16,413)	$(1,779)
Denominator:
Weighted average common shares outstanding	67,924	71,344	67,714	70,853

Denominator for basic and diluted calculation	67,924	71,344	67,714	70,853

Basic and diluted net loss per share	$(0.07)	$(0.01)	$(0.24)	$(0.03)

      Potentially dilutive securities of 11.6 million and 11.7 million for the three and nine month periods ended September 30, 2003 and 2004, respectively, consisting of options and warrants, were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

		As restated
		(see Note 12)		As restated
				(see Note 12)
Net loss	$(4,446)	$(605)	$(16,413)	$(1,779)
Unrealized gain (loss) on investment securities, net of taxes	(70)	145	(171)	(364)

Comprehensive loss	$(4,516)	$(460)	$(16,584)	$(2,143)

      Accumulated other comprehensive loss, as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized gains and losses on investment securities.

5.	INVENTORIES
      Inventories consist of the following (in thousands):

	December 31,	September 30,
	2003	2004

Raw materials	$43	$19
Finished goods	1,912	2,788

	$1,955	$2,807

6.	RESTRUCTURING CHARGES
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

		As restated		As restated
		(see Note 12)		(see Note 12)
	(In thousands)
Net loss:
As reported	$(4,446)	$(605)	$(16,413)	$(1,779)
Expensed stock compensation under intrinsic value, net of related tax effect	38	(75)	432	105
Stock-based compensation expense that would have been included in the determination of net loss had the fair value method been applied, net of related tax effect	(5,209)	(3,903)	(14,721)	(13,999)

Pro forma net loss	$(9,617)	$(4,583)	$(30,702)	$(15,673)

Net loss per share — basic and diluted:
As reported	$(0.07)	$(0.01)	$(0.24)	$(0.03)

Pro forma	$(0.14)	$(0.06)	$(0.45)	$(0.22)

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	COMMITMENTS AND CONTINGENCIES
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

Product warranties
      The Company’s standard warranty period for hardware is one to two years and includes repair or replacement obligations for units with product defects. The Company’s software products carry a 90-day warranty and include technical assistance, insignificant bug fixes and feature updates. The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates. If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required. However, the Company concluded that no adjustment to pre-existing warranty accruals were necessary in the nine months ended September 30, 2003 or for the nine months ended September 30, 2004. A reconciliation of the changes to the Company’s warranty accrual as of September 30, 2003 and September 30, 2004 is as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2003	September 30, 2004

	(In thousands)	(In thousands)
	(Unaudited)	(Unaudited)
Beginning balance	$979	$1,290
Accruals for warranties issued	790	471
Settlements made during the period	(674)	(474)

Ending balance	$1,095	$1,287

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

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The gross carrying amounts and accumulated amortization of intangible assets are as follows (in thousands):

		December 31, 2003			September 30, 2004

		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net

Existing technology	52–72 months	$26,970	$(14,024)	$12,946	$26,970	$(17,431)	$9,539
Non-compete agreements	36 months	7,019	(7,016)	3	7,019	(7,019)	—
Customer base	36–72 months	18,140	(9,842)	8,298	18,140	(12,207)	5,933
Other	2–52 months	400	(350)	50	400	(367)	33

Total intangibles		$52,529	$(31,232)	$21,297	$52,529	$(37,024)	$15,505

      Estimated future amortization expense to be included in cost of revenue is as follows (in thousands):

Fiscal Year

2004 (fourth quarter)	$1,136
2005	4,543
2006	3,860

Total	$9,539

      Estimated future amortization expense to be included in operating expense is as follows (in thousands):

Fiscal Year

2004 (fourth quarter)	$703
2005	2,813
2006	2,450

Total	$5,966

10.	INCOME TAXES
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

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company has restated its consolidated financial statements for the three and nine months ended September 30, 2004 to correct the amounts recorded under both the Company’s 2004 sales commission and 2004 employee bonus programs. The correction has resulted in a reduction in cost of revenues and operating expenses of approximately $591,000 and $284,000 for the three and nine months ended September 30, 2004, respectively. The provision for income taxes was also adjusted for the impact of the reduction in cost of revenues and operating expenses.
      The consolidated statement of cash flows for the period ended September 30, 2004 has been restated to reflect the effects of the adjustments on the components of cash flows from operating activities. There was no change to net cash flow from operating, investing or financing activities. The following is a summary of the

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
effects of the restatement on (i) the consolidated statement of operations for the three and nine months ended September 30, 2004 and (ii) the condensed consolidated balance sheet at September 30, 2004.

	Three Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2004

	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

	(In thousands, except per share amounts)
Revenue
Product	$18,143	$—	$18,143	$63,470	$—	$63,470
License and service	11,242	—	11,242	30,164	—	30,164

Total revenue	29,385	—	29,385	93,634	—	93,634
Cost of revenue
Product	6,832	13	6,845	22,936	47	22,983
License and service	1,774	7	1,781	4,876	25	4,901
Amortization of purchased technology	1,135	—	1,135	3,407	—	3,407

Total cost of revenue	9,741	20	9,761	31,219	72	31,291
Gross Margin	19,644	(20)	19,624	62,415	(72)	62,343
Operating expenses:
Research and development	5,732	(176)	5,556	17,840	(117)	17,723
Sales and marketing	12,097	(300)	11,797	35,866	(110)	35,756
General and administrative	3,339	(135)	3,204	10,648	(129)	10,519
Amortization purchased intangibles	786	—	786	2,385	—	2,385
Restructuring charges	(143)	—	(143)	(15)	—	(15)
Stock-based compensation	(75)	—	(75)	105	—	105

Total operating expenses	21,736	(611)	21,125	66,829	(356)	66,473
Loss from operations	(2,092)	591	(1,501)	(4,414)	284	(4,130)
Interest income and other expenses, net	1,105	—	1,105	2,725	—	2,725

Loss before income taxes	(987)	591	(396)	(1,689)	284	(1,405)
Provision for income taxes	(169)	(40)	(209)	(354)	(20)	(374)

Net loss	$(1,156)	551	$(605)	(2,043)	264	(1,779)

Basic and diluted net loss per share	$(0.02)		$(0.01)	$(0.03)		$(0.03)
Accrued payroll and related benefits				6,499	(284)	6,215
Income taxes payable				837	20	857
Total current liabilities				47,578	(264)	47,314
Accumulated deficit				(126,641)	264	(126,377)
Total shareholders’ equity				354,522	264	354,786

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Restatement
      Our results of operations presented in this Quarterly Report on Form 10-Q include restated financial information for the three and nine months ended September 30, 2004 resulting from the correction of amounts recorded under both the Company’s 2004 sales commission and 2004 employee bonus programs. More information regarding this restatement can be found in Note 12 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
RESULTS OF OPERATIONS
      The following table sets forth certain consolidated financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

		As restated		As restated
Revenue:
Product	69.6%	61.7%	69.2%	67.8%
License and service	30.4	38.3	30.8	32.2

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	30.6	23.3	31.2	24.5
License and service	5.2	6.1	6.4	5.2
Amortization of purchased technology	4.7	3.9	5.2	3.6

Total cost of revenue	40.5	33.2	42.8	33.3

Gross margin	59.5	66.8	57.2	66.7

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

		As restated		As restated
Operating expenses:
Research and development	21.9	18.9	22.3	18.9
Sales and marketing	38.2	40.1	44.6	38.3
General and administrative	13.2	10.9	13.1	11.3
Amortization of purchased intangibles	5.8	2.7	6.4	2.5
Restructuring charges	1.7	(0.5)	2.5	0.0
Stock-based compensation	0.2	(0.3)	0.7	0.1

Total operating expenses	81.0	71.9	89.6	71.1

Loss from operations	(21.5)	(5.1)	(32.4)	(4.4)
Interest income and other expense, net	3.7	3.8	4.9	2.9

Loss before income taxes	(17.8)	(1.3)	(27.5)	(1.5)
Benefit from (provision for) income taxes	(0.6)	(0.8)	2.6	(0.4)

Net loss	(18.4)%	(2.1)%	(24.9)%	(1.9)%

Revenue

Product Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2003	2004	% Variance	2003	2004	% Variance

	(In thousands, except			(In thousands, except
	percentage data)			percentage data)
Product	$16,799	$18,143	8%	$45,550	$63,470	39%
Percentage of total revenue	70%	62%		69%	68%
License and service	7,322	11,242	54%	20,278	30,164	49%
Percentage of total revenue	30%	38%		31%	32%

Total revenue	$24,121	$29,385	22%	$65,828	$93,634	42%

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

Geographic revenue data

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2003	2004	% Variance	2003	2004	% Variance

	(In thousands, except			(In thousands, except
	percentage data)			percentage data)
Americas	$17,880	$20,792	16%	$48,103	$65,044	35%
Percentage of total revenues	74%	71%		73%	69%
EMEA	3,803	4,180	10%	11,942	17,633	48%
Percentage of total revenues	16%	14%		18%	19%
APAC	2,438	4,413	81%	5,783	10,957	89%
Percentage of total revenues	10%	15%		9%	12%

Total revenues	$24,121	$29,385		$65,828	$93,634

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

Cost of Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2003	2004	% Variance	2003	2004	% Variance

		As restated			As restated
	(In thousands, except			(In thousands, except
	percentage data)			percentage data)
Product	$7,373	$6,845	(7)%	$20,554	$22,983	12%
Gross margin	56%	62%		55%	64%
License and service	1,252	1,781	42%	4,207	4,901	16%
Gross margin	83%	84%		79%	84%
Amortization of purchased technology	1,135	1,135	0%	3,407	3,407	0%

Total cost of revenue	$9,760	$9,761		$28,168	$31,291

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

Amortization of purchased technology

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2003	2004	% Variance	2003	2004	% Variance

	(In thousands, except			(In thousands, except
	percentage data)			percentage data)
Expense	$1,135	$1,135	0%	$3,407	$3,407	0%
Percentage of total revenue	5%	4%		5%	4%
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

Operating Expenses

Research and Development

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2003	2004	% Variance	2003	2004	% Variance

		As restated			As restated
	(In thousands, except			(In thousands, except
	percentage data)			percentage data)
Expense	$5,281	$5,556	5%	$14,686	$17,723	21%
Percentage of total revenue	22%	19%		22%	19%
      Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products. For the three months ended September 30, 2004, the increase in absolute dollars was primarily as a result of increased personnel costs due to overall increase in headcount whereby salaries and related benefits increased by approximately $520,000. In addition, we created a compensation plan which is connected to the achievement of certain corporate goals whereby compensation costs increased by approximately $113,000. The increase in costs was offset by a decrease in prototype expenditures of approximately $280,000. For the nine months ended September 30, 2004, the increase in absolute dollars was primarily as a result of increased personnel costs due to overall increase in headcount whereby salaries and related benefits increased by approximately $2.44 million. In addition, we created a compensation plan which is connected to the achievement of certain corporate goals whereby compensation costs increased by approximately $623,000. In particular the increases during the three-month period and nine-month period ended September 30, 2004, was related to the development of new products and subscription services.
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

Sales and Marketing

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2003	2004	% Variance	2003	2004	% Variance

		As restated			As restated
	(In thousands, except			(In thousands, except
	percentage data)			percentage data)
Expense	$9,220	$11,797	28%	$29,355	$35,756	22%
Percentage of total revenue	38%	40%		45%	38%
      Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, costs related to customer support, travel, tradeshows, promotional and advertising costs, and related facilities costs. For the three months ended September 30, 2004, the increase in sales and marketing expenses is due to our expansion of international markets including increases in headcount, primarily in the areas of senior sales and marketing personnel, whereby salaries and related benefits increased by approximately $1.36 million. In addition, our co-op advertising costs and commissions expense increased by approximately $240,000 and $441,000, respectively, due to increase in revenues. Our travel related expenses increased by approximately $330,000 to support our expansion into international markets. For the nine months ended September 30, 2004 the increase in sales and marketing expenses is due to our expansion of international markets including increases in headcount, primarily in the areas of senior sales and marketing personnel, whereby salaries and related benefits increased by approximately $2.56 million. In addition, our co-op advertising costs and commissions expense increased by approximately $970,000 and $1.1 million, respectively, due to increase in revenues. Our travel related expenses increased by approximately $830,000 to support our expansion into international markets.
      The decrease in the sales and marketing expense as a percentage of revenue for the nine months ended September 30, 2004 is due to the increase in revenues and realignment of resources. We expect to direct our sales and marketing expenses toward the expansion of domestic and international markets, introduction of new products and establishment and expansion of new distribution channels.

General and Administrative.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2003	2004	% Variance	2003	2004	% Variance

	(In thousands, except			(In thousands, except
	percentage data)			percentage data)
Expense	$3,209	$3,204	0%	$8,617	$10,519	22%
Percentage of total revenue	13%	11%		13%	11%
      For the three months ended September 30, 2004, the increase in general and administrative expenses was primarily due to a $320,000 increase in costs related to corporate governance. In addition, we created a compensation plan which is connected to the achievement of certain corporate goals whereby compensation costs increased by approximately $85,000. The increase in costs was offset by a decrease in personnel costs due to an overall decrease in headcount whereby salaries, related benefits, and recruiting fees decreased by approximately $400,000.
      For the nine months ended September 30, 2004, the increase in general and administrative expenses was primarily due to a $622,000 increase in compensation costs related to a compensation plan created during 2004 which is connected to the achievement of certain corporate goals. In addition, our costs related to corporate governance increased by approximately $720,000. For the nine month period ended September 30, 2004 our legal expenses increased year over year approximately $325,000 as a result of cost associated with the defense of the securities class actions and shareholder derivative suit as more fully described in the section entitled “Legal Proceedings.”
      We believe that general and administrative expenses will increase in absolute dollars and remain relatively stable as a percentage of total revenue as we incur costs related to new regulatory and corporate governance matters.

Amortization of Goodwill and Purchased Intangibles.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2003	2004	% Variance	2003	2004	% Variance

	(In thousands, except			(In thousands, except
	percentage data)			percentage data)
Expense	$1,404	$786	(44)%	$4,214	$2,385	(43)%
Percentage of total revenue	6%	3%		6%	3%
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

Stock-based Compensation.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2003	2004	% Variance	2003	2004	% Variance

	(In thousands, except			(In thousands, except
	percentage data)			percentage data)
Expense	$38	$(75)	(297)%	$432	$105	(76)%
Percentage of total revenue	0%	0%		1%	0%
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

Benefit from (Provision for) Income Taxes.
      The provision for income taxes in the three months ended September 30, 2003 was $143,000 as compared to $209,000 in the three months ended September 30, 2004. The benefit from income taxes in the nine months ended September 30, 2003 was $1.7 million as compared to a provision of $374,000 in the nine months ended September 30, 2004. As of June 30, 2003 we have a full valuation allowance against our deferred tax assets because the determination was made that it is more likely than not that all deferred tax asset may not be realized in the foreseeable future due to historical operating losses. The net operating loss and research and development tax credit carryovers that make up the vast majority of the deferred tax assets will expire at various dates through the year 2023. Going forward, we will assess the continued need for the valuation allowance. After we have demonstrated profitability for a period of time and begin utilizing a significant portion of the deferred tax assets, we may reverse the valuation allowance, likely resulting in a significant benefit to the statement of operations in some future period. At this time, we cannot reasonably estimate when this reversal might occur, if at all.
LIQUIDITY AND CAPITAL RESOURCES
      For the nine months ended September 30, 2004, our cash, cash equivalents and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, increased by $18.2 million to $261.6 million as compared to an increase of $4.8 million to $237.7 million for the nine month period ended September 30, 2003. Our working capital increased for the nine months ended September 30, 2004 by $16.7 million to $236.4 million as compared to a decrease of $17.5 million to $216.3 million for the nine months ended September 30, 2003.

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
      Overall weakness in the general economy and volatility in the demand for Internet security products are two of the many factors underlying our inability to predict our revenue for a given period. We base our spending levels for product development, sales and marketing, and other operating expenses largely on our expected future revenue. A large proportion of our expenses are fixed for a particular quarter or year, and therefore, we may be unable to decrease our spending in time to compensate for any unexpected quarterly or annual shortfall in revenue. As a result, any shortfall in revenue could adversely affect our operating results. For the year ended December 31, 2003, we reported a net loss of $17.7 million. For the nine months ended September 30, 2004, we reported a net loss of $1.8 million. We do not know if we will be able to achieve profitability in the future.

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
      Our products incorporate certain components or technologies that are available from single or limited sources of supply. Specifically, our products rely upon components from companies such as, Motorola, Toshiba, IBM, Intel, Cavium, and Broadcom We do not have long-term supply arrangements with any vendor, and any disruption in the supply of these products or technologies may adversely affect our ability to obtain necessary components or technology for our products. If this were to happen, our product shipments may be delayed or lost, resulting in a decline in sales and a loss of revenue. In addition, our products utilize components that have in the past been subject to market shortages and price fluctuations. If we experience price increases in our product components, we will experience declines in our gross margin.

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
      The majority of our short-term investments maturing in more than one year are readily tradable in 7 to 28 days. Due to this and the short duration of the balance of our investment portfolio, we believe an immediate 10% change in interest rates would be immaterial to our financial condition or results of operations.
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
Evaluation of Disclosure Controls and Procedures
      The Company conducted an evaluation, with the participation of its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the

Securities Exchange Act of 1934, as amended, as of September 30, 2004. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.
      Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded the Company’s disclosure controls and procedures were not effective as of September 30, 2004, because the Company did not maintain effective controls over the application of certain generally accepted accounting principles within the financial reporting process due to its lack of a sufficient complement of personnel with a level of financial reporting expertise commensurate with the Company’s financial reporting requirements. This material weakness contributed to the following individual material weaknesses:

(1)	The Company did not maintain effective controls over the timing of the recognition of revenue. As a result, during the second and third quarters of 2004, the Company improperly recognized revenue on certain transactions where delivery and transfer of title or the evidence of a final arrangement had not yet occurred. This material weakness resulted in material adjustments to revenue and cost of revenue during the second and third quarters of 2004.

(2)	The Company did not maintain effective controls over the accounting for certain lease transactions as of September 30, 2004. As a result, the Company did not properly account for rent expense associated with its corporate headquarters lease extension. This material weakness resulted in material adjustments to operating expenses during the third quarter of 2004.

(3)	Also, as of September 30, 2004, the Company did not maintain effective controls over the determination and accuracy of certain liabilities and the related expenses. Specifically, the Company failed to properly accrue its obligations for bonuses and commissions based on information known by management prior to the filing of the interim and annual financial statements. This material weakness resulted in the restatement of the 2004 annual and interim consolidated financial statements.
      In light of the material weaknesses that exist as of September 30, 2004, the Company performed additional analysis and other post-closing procedures to ensure the interim condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
      Management had previously concluded the Company’s disclosure controls and procedures were effective as of September 30, 2004. However, in connection with the restatement of the Company’s condensed consolidated financial statements for the quarter ended September 30, 2004, as fully described in Note 12 of this Quarterly Report on Form 10-Q/ A for the quarter ended September 30, 2004, management determined that the material weaknesses described above existed as of September 30, 2004. Accordingly, management has restated its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 to include these material weaknesses which have resulted in changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
      The information set forth in the section entitled “Legal proceedings” in Note 8 of Part I, Item 1 of this Form 10-Q is hereby incorporated by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
      None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None

ITEM 5.	OTHER INFORMATION
      None

ITEM 6.	EXHIBITS

Number	Description

10.1	SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to Registrant’s Quarterly Report on Form 10Q (File No. 000-27723) for the quarter ended September 30, 2004.)

10.2	SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to Registrant’s Quarterly Report on Form 10Q (File No. 000-27723) for the quarter ended September 30, 2004.)

10.3	SonicWALL, Inc. Matthew Medeiros Employment Agreement as amended and restated July 29, 2004 (Incorporated by reference to Registrant’s Quarterly Report on Form 10Q (File No. 000-27723) for the quarter ended September 30, 2004.)

10.4	SonicWALL, Inc 1998 Stock Option Plan Amendment to Outside Director Stock Option Agreements dated July 29, 2004 (Incorporated by reference to Registrant’s Quarterly Report on Form 10Q (File No. 000-27723) for the quarter ended September 30, 2004.)

10.5	SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to Registrant’s Quarterly Report on Form 10Q (File No. 000-27723) for the quarter ended September 30, 2004.)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California.

Sonicwall, Inc.

By:	/s/ Robert Selvi

Robert Selvi
Chief Financial Officer
(Principal Financial Officer and
Authorized Signer)
Dated: May 16, 2005

INDEX TO EXHIBITS

Number	Description

10.1	SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to Registrant’s Quarterly Report on Form 10Q (File No. 000-27723) for the quarter ended September 30, 2004.)

10.2	SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to Registrant’s Quarterly Report on Form 10Q (File No. 000-27723) for the quarter ended September 30, 2004.)

10.3	SonicWALL, Inc. Matthew Medeiros Employment Agreement as amended and restated July 29, 2004 (Incorporated by reference to Registrant’s Quarterly Report on Form 10Q (File No. 000-27723) for the quarter ended September 30, 2004.)

10.4	SonicWALL, Inc 1998 Stock Option Plan Amendment to Outside Director Stock Option Agreements dated July 29, 2004 (Incorporated by reference to Registrant’s Quarterly Report on Form 10Q (File No. 000-27723) for the quarter ended September 30, 2004.)

10.5	SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to Registrant’s Quarterly Report on Form 10Q (File No. 000-27723) for the quarter ended September 30, 2004.)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.