Form 10-K/A
period 2004-12-31
SONICWALL INC
filed 2005-05-16
CIK 1093885

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/ A

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
      The number of shares of the registrant’s common stock outstanding on April 15, 2005 was 63,902,314.
DOCUMENTS INCORPORATED BY REFERENCE
      Certain portions of the registrant’s proxy statement for its 2004 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

Explanatory Note to Form 10-K Amendment No. 1
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
      The Company has filed this Amendment No. 1 to Form 10-K to amend the Company’s Form 10-K for the year ended December 31, 2004 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on March 21, 2005, to restate the Company’s consolidated financial statements for the fiscal year ended December 31, 2004, as summarized in Note 13 of the Notes to the Consolidated Financial Statements of the Company appearing in this report. The Company is also filing an amended Form 10-Q for each of the interim periods in that fiscal year. The following items of the Form 10-K have been modified or revised in this Amendment No. 1 to reflect the restatement:

•	Part I, Item 1. Business

•	Part II, Item 6. Selected Financial Data.

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II, Item 8. Financial Statements and Supplementary Data.

•	Part II, Item 9A. Controls and Procedures.

•	Part III, Item 15. Exhibits and Financial Statement Schedules and Reports on Form 8-K.
Except for the foregoing amended information, this Form 10-K/ A continues to describe conditions as of the original filing date of March 21, 2005, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the original filing date of March 21, 2005 or other disclosures necessary to reflect subsequent events have been or will be addressed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2005 and any reports filed with the SEC subsequent to the date of this filing.

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
      SonicWALL’s current generation line of Internet gateway appliances includes:
      SonicWALL TZ 150. This Internet security appliance delivers layered protection to small and home offices through an integrated deep packet inspection firewall/ VPN in an easy-to-use, low cost platform. Its compact form factor includes a single Ethernet WAN port and four-port LAN switch, allowing multiple devices to connect safely to the network.
      SonicWALL TZ 170 and TZ 170 Wireless. This Internet security appliance is designed to provide a total security platform, delivering network security, flexibility and reliability to home, small, remote and branch offices. This high performance deep packet inspection firewall/ VPN ships in multiple node configurations and offers a choice between absolute ease-of-use for basic networks and ultimate flexibility for networks with more complex needs. The functionality of the TZ 170 is extended by the integrated 5-port medium dependent interface crossover (“MDIX”) switch allowing multiple computers to be networked together. The TZ 170 Wireless provides all the same features plus wireless connectivity over 802.11b/g ratio.
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
      Our research and development activities are conducted at our principal facilities in Sunnyvale, California. In 2004, 2003 and 2002 we incurred expenses, excluding amortization of stock-based compensation, of $23.3 million, $19.9 million and $18.9 million, respectively, on research and development activities.

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
      We also make available on our Internet website our Guidelines on Significant Corporate Governance Issues, including the charters of the Audit Committee, Compensation Committee, and Nominations and Corporate Governance Committee of our board of directors, the Code of Conduct for all employees and directors and our Code of Ethics for Principal Executive and Senior Financial Officers. Such information is also available in print to stockholders upon request.

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
      Overall weakness in the general economy and volatility in the demand for Internet security products are two of the many factors underlying our inability to predict our revenue for a given period. We base our spending levels for product development, sales and marketing, and other operating expenses largely on our expected future revenue. A large proportion of our expenses are fixed for a particular quarter or year, and therefore, we may be unable to implement a decrease in our spending in time to compensate for any unexpected quarterly or annual shortfall in revenue. As a result, any shortfall in revenue would likely adversely affect our operating results. For the year ended December 31, 2003, we reported a net loss of $17.7 million. For the year ended December 31, 2004, we reported a net loss of $313,000. Our accumulated deficit as of December 31, 2004 is $124.9 million. We do not know if we will be able to achieve profitability in the future.

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
      The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K. The amounts as of and for the year ended December 31, 2004, have been restated to correct amounts recorded under both the Company’s 2004 sales commission and 2004 employee bonus programs. See Note 13 to the consolidated financial statements for further discussion on the impact of the restatement.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
	As restated
Statements of Operations Data:
Revenue:
Product	$82,994	$65,931	$78,184	$86,777	$60,101
License and service	42,655	28,470	25,035	25,210	9,347

Total revenue	125,649	94,401	103,219	111,987	69,448

Cost of revenue:
Product	30,118	27,906	25,303	25,244	17,310
License and service	7,002	5,617	4,659	1,431	262
Amortization of purchased technology	4,543	4,543	4,543	4,399	546

Total cost of revenue	41,663	38,066	34,505	31,074	18,118

Gross margin	83,986	56,335	68,714	80,913	51,330

Operating expenses:
Research and development	23,337	19,864	18,900	21,327	11,888
Sales and marketing	47,353	40,139	42,937	31,988	15,133
General and administrative	14,365	11,893	11,200	9,571	5,745
In-process research and development	—	—	—	—	2,300
Amortization of goodwill and purchased intangible assets(1)	3,089	5,333	5,744	38,839	4,415
Impairment of goodwill	—	—	87,640	—	—
Restructuring charges	(171)	1,833	3,969	—	—
Stock-based compensation	75	700	1,400	3,009	3,315

Total operating expenses	88,048	79,762	171,790	104,734	42,796

Income (loss) from operations	(4,062)	(23,427)	(103,076)	(23,821)	8,534
Interest income and other expense, net	4,050	4,169	6,044	9,258	10,136

Income (loss) before income taxes	(12)	(19,258)	(97,032)	(14,563)	18,670
Benefit from (provision for) income taxes	(301)	1,590	3,119	(6,351)	(9,923)

Net income (loss)	$(313)	$(17,668)	$(93,913)	$(20,914)	$8,747

Basic net income (loss) per share	$(0.00)	$(0.26)	$(1.40)	$(0.32)	$0.16

Diluted net income (loss) per share	$(0.00)	$(0.26)	$(1.40)	$(0.32)	$0.14

Shares used in computing basic net income (loss) per share	70,850	67,895	67,124	64,467	54,879

Shares used in computing diluted net income (loss) per share	70,850	67,895	67,124	64,467	60,496

	As of December 31,

	2004	2003	2002	2001	2000

	(In thousands)
	As restated
Consolidated Balance Sheet Data:
Cash and cash equivalents	$23,446	$30,467	$23,030	$60,908	$140,287
Short-term investments	229,226	213,010	209,854	166,271	79,257
Total assets	386,845	381,721	405,098	516,351	488,117
Total shareholders’ equity	337,976	344,269	357,183	451,153	435,758
Long-term liabilities	—	—	12,272	17,625	20,426

(1)	In accordance with SFAS No. 142, goodwill and intangibles related to workforce are not being amortized effective January 1, 2002.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
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
Restatement
      Our results of operations presented in this annual report on Form 10-K include restated financial information for the year ended December 31, 2004 and for each of the quarters in 2004 resulting from the correction of amounts recorded under both the Company’s 2004 sales commission and 2004 employee bonus programs. More information regarding this restatement can be found in Note 13 to the consolidated financial statements included in this Annual Report on Form  10-K.
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
Results of Operations
      The following table sets forth financial data for the years indicated as a percentage of total revenue:

	Year Ended December 31,

	2004	2003	2002

	As restated
Revenue:
Product	66.1%	69.8%	75.7%
License and service	33.9	30.2	24.3

Total revenue	100.0	100.0	100.0
Cost of revenue:
Product	23.9	29.6	24.5
License and service	5.6	5.9	4.5
Amortization of purchase technology	3.6	4.8	4.4

Total cost of revenue	33.1	40.3	33.4

Gross margin	66.9	59.7	66.6
Operating expenses:
Research and development	18.5	21.0	18.3
Sales and marketing	37.7	42.5	41.6
General and administrative	11.4	12.6	10.8
Amortization of goodwill and purchased intangible assets	2.5	5.7	5.6
Impairment of goodwill	—	—	84.9
Restructuring charges	(0.1)	1.9	3.8
Stock-based compensation	0.1	0.7	1.4

Total operating expenses	70.1	84.4	166.4

Loss from operations	(3.2)	(24.7)	(99.8)
Interest income and other expense, net	3.2	4.4	5.8

Loss before income taxes	(0.0)	(20.3)	(94.0)
Benefit from (provision for) income taxes	(0.2)	1.7	3.0

Net loss	(0.2)%	(18.6)%	(91.0)%

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

Cost of Revenue

	Year Ended December
			% Change
	2004	2003	2004 to 2003

	(In thousands, except percentage data)
	As restated
Product	$30,118	$27,906	8%
Gross margin	64%	58%
License and service	7,002	5,617	25%
Gross margin	84%	80%
Amortization of purchased technology	4,543	4,543	0%
Total cost of revenue	$41,663	$38,066

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
      Gross margin from product sales increased to $52.9 million, or 64% of product revenue in 2004, as compared to $38.0 million, or 58% of product revenue in 2003. The increase in product gross margin is primarily the result of increased sales of our new product offering which generate higher gross margins, such as the TZ 170 access security appliance and the PRO Series product family. Gross margin in 2003 was impacted by the write downs of inventory related to obsolete products; the proceeds from the subsequent sale of these obsolete products was less than $50,000. We expect gross margins to continue to be challenged by continued price competition. We expect these effects to be moderated, however, by continued operational efficiencies, management of our cost structure and increased functionality of our offerings at attractive price points.

Cost of License and Service Revenue; Gross Margin
      Cost of license and service revenue includes all costs associated with the production and delivery of our license and service products, including cost of packaging materials and related costs paid to contract manufacturers, technical support costs related to our service contracts, royalty costs related to certain subscription products, and personnel costs related to the delivery of training, consulting, and professional services. Cost of license and service revenue increased in 2004 as compared to 2003, as set forth in the table above. This increase was due primarily to technical support costs to support our increased service contract offerings combined with the increased installed base. To deliver services under these contracts, we outsourced a significant portion of our technical support function to third party service providers. In addition, we opened an additional support center during the fourth quarter of 2003. Gross margin from license and service sales increased to $35.7 million, or 84% of license and service revenues in 2004 from $22.9 million, or 80% of license and service revenues in 2003. The increase in the gross margin percentage as well as gross margin in absolute dollars related primarily to a higher mix of our subscription services and software licenses, which generate higher gross margins.

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

Operating Expenses

Research and development

	Year Ended December
			% Change
	2004	2003	2004 to 2003

	(In thousands, except percentage data)
	As restated
Expenses	$23,337	$19,864	17%
Percentage of total revenue	19%	21%
      Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products. The increase in absolute dollars was primarily as a result of increased personnel costs whereby salaries and related benefits increased by approximately $2.15 million. In addition, we created a compensation plan which is connected to the achievement of certain corporate goals whereby compensation costs increased by approximately $930,000. In particular, these increases were related to the development of new products and subscription services.
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

Sales and marketing

	Year Ended December
			% Change
	2004	2003	2004 to 2003

	(In thousands, except percentage data)
	As restated
Expenses	$47,353	$40,139	18%
Percentage of total revenue	38%	43%
      Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, costs related to customer support, travel, tradeshows, promotional and advertising costs, and related facilities costs. The increase in sales and marketing expenses is due to our expansion of international markets including increases in headcount, primarily in the areas of senior sales and marketing personnel, whereby salaries and related benefits increased by approximately $2.94 million. Our sales support activities and co-op advertising costs, and commissions expense increased by approximately $1.03 million and $1.01 million, respectively, due to an increase in revenues. Our travel related expenses increased by approximately $920,000 to support our expansion into international markets.
      The decrease in the sales and marketing expense as a percentage of revenue is due to the increase in revenues and realignment of resources. We expect to direct our sales and marketing expenses toward the expansion of domestic and international markets, introduction of new products and establishment and expansion of new distribution channels.

General and administrative

	Year Ended December
			% Change
	2004	2003	2004 to 2003

	(In thousands, except percentage data)
	As restated
Expenses	$14,365	$11,893	21%
Percentage of total revenue	11%	13%
      General and administrative expenses consist primarily of personnel costs, directors and officers’ insurance, corporate governance costs, travel expense, and related facilities costs. The increase in absolute dollars was primarily due to a $1.29 million increase in costs related to corporate governance. In addition, we created a compensation plan which is connected to the achievement of certain corporate goals whereby compensation costs increased by approximately $768,000.
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

Benefit from (provision for) income taxes

	Year Ended December
			% Change
	2004	2003	2004 to 2003

	(In thousands, except percentage data)
	As restated
Benefit (provision)	$(301)	$1,590	(119)%
Percentage of total revenue	0%	2%
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

Quarterly Results of Operations
      The following tables set forth our unaudited quarterly results of operations, in dollars and as a percentage of total revenue, for the eight quarters ended December 31, 2004. You should read the following tables in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K. We have prepared this unaudited information on the same basis as our audited financial statements. These tables include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter. The amounts for each of the quarters ended December 31, September 30, June 30, and March 31, 2004 as reported below are restated to correct amounts recorded under both the Company’s 2004 sales commission and 2004 employee bonus programs. More information regarding this restatement can be found in Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K.

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004	2003	2003	2003	2003

	As restated	As restated	As restated	As restated
Revenue:
Product	$19,524	$18,143	$22,609	$22,718	$20,381	$16,799	$14,500	$14,251
License and service	12,491	11,242	9,805	9,117	8,192	7,322	6,901	6,055

Total revenue	32,015	29,385	32,414	31,835	28,573	24,121	21,401	20,306

Cost of revenue:
Product	7,135	6,845	7,999	8,139	7,352	7,373	7,344	5,837
License and service	2,101	1,781	1,605	1,515	1,410	1,252	1,371	1,584
Amortization of purchased technology	1,136	1,135	1,136	1,136	1,136	1,135	1,136	1,136

Total cost of revenue	10,372	9,761	10,740	10,790	9,898	9,760	9,851	8,557

Gross margin	21,643	19,624	21,674	21,045	18,675	14,361	11,550	11,749
Operating expenses:
Research and development	5,614	5,556	6,187	5,980	5,178	5,281	4,880	4,525
Sales and marketing	11,597	11,797	12,557	11,402	10,784	9,220	10,089	10,046
General and administrative	3,846	3,204	3,525	3,790	3,276	3,209	2,874	2,534
Amortization of purchased intangible assets	704	786	787	812	1,119	1,404	1,405	1,405
Restructuring charges	(156)	(143)	115	13	164	403	1,104	162
Stock-based compensation	(30)	(75)	33	147	268	38	251	143

Total operating expenses	21,575	21,125	23,204	22,144	20,789	19,555	20,603	18,815

Income (loss) from operations	68	(1,501)	(1,530)	(1,099)	(2,114)	(5,194)	(9,053)	(7,066)

Interest income and other expense, net	1,325	1,105	785	835	953	891	1,032	1,293

Income (loss) before income taxes	1,393	(396)	(745)	(264)	(1,161)	(4,303)	(8,021)	(5,773)
Benefit from (provision for) income taxes	72	(209)	(79)	(85)	(94)	(143)	(73)	1,900

Net income (loss)	$1,465	$(605)	$(824)	$(349)	$(1,255)	$(4,446)	$(8,094)	$(3,873)

Net income (loss) per share:
Basic	$0.02	$(0.01)	$(0.01)	$(0.01)	$(0.02)	$(0.07)	$(0.12)	$(0.06)

Diluted	$0.02	$(0.01)	$(0.01)	$(0.01)	$(0.02)	$(0.07)	$(0.12)	$(0.06)

Shares used in computing net income (loss) per share:
Basic	70,837	71,344	71,134	70,051	68,434	67,924	67,658	67,557

Diluted	73,126	71,344	71,134	70,051	68,434	67,924	67,658	67,557

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004	2003	2003	2003	2003

	As restated	As restated	As restated	As restated
Revenue:
Product	61.0%	61.7%	69.8%	71.4%	71.3%	69.6%	67.8%	70.2%
License and service	39.0	38.3	30.2	28.6	28.7	30.4	32.2	29.8

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenue:
Product	22.3	23.3	24.7	25.6	25.7	30.6	34.3	28.7
License and service	6.6	6.0	4.9	4.7	4.9	5.2	6.4	7.8
Amortization of purchased technology	3.5	3.9	3.5	3.6	4.0	4.7	5.3	5.6

Total cost of revenue	32.4	33.2	33.1	33.9	34.6	40.5	46.0	42.1

Gross margin	67.6	66.8	66.9	66.1	65.4	59.5	54.0	57.9
Operating expenses:
Research and development	17.5	18.9	19.1	18.8	18.1	21.9	22.8	22.3
Sales and marketing	36.2	40.2	38.7	35.8	37.7	38.2	47.1	49.5
General and administrative	12.0	10.9	10.9	11.8	11.5	13.3	13.4	12.5
Amortization of purchased intangible assets	2.2	2.7	2.4	2.6	3.9	5.8	6.6	6.9
Restructuring charges	(0.5)	(0.5)	0.4	0.0	0.6	1.7	5.2	0.8
Stock-based compensation	(0.0)	(0.3)	0.1	0.5	0.9	0.2	1.2	0.7

Total operating expenses	67.4	71.9	71.6	69.5	72.7	81.1	96.3	92.7

Income (loss) from operations	0.2	(5.1)	(4.7)	(3.4)	(7.3)	(21.6)	(42.3)	(34.8)
Interest income and other expense, net	4.2	3.8	2.4	2.6	3.3	3.7	4.8	6.4

Income (loss) before income taxes	4.4	(1.3)	(2.3)	(0.8)	(4.0)	(17.9)	(37.5)	(28.4)
Benefit from (provision for) income taxes	0.2	(0.8)	(0.2)	(0.3)	(0.3)	(0.6)	(0.3)	9.4

Net income (loss)	4.6%	(2.1)%	(2.5)%	(1.1)%	(4.3)%	(18.5)%	(37.8)%	(19.0)%

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
      As described in Note 13, the Company has restated its consolidated financial statements for the year ended December 31, 2004.
     Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report On Internal Control Over Financial Reporting, appearing under Item 9A, that SonicWALL, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over the timing of the recognition of product revenue, the accounting for certain lease transactions or the determination and accuracy of certain liabilities and the related expenses, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      A material weakness is defined as a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over the application of certain generally accepted accounting principles within the financial reporting process because the Company lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with the Company’s financial reporting requirements. This material weakness contributed to the following individual material weaknesses:

(1)	The Company did not maintain effective controls over the timing of the recognition of revenue. As a result, during fiscal year 2004, the Company improperly recognized revenue on certain transactions where delivery and transfer of title or the evidence of a final arrangement had not yet occurred. This control deficiency resulted in material adjustments to revenue and cost of revenue during the second and third quarters of 2004.

(2)	The Company did not maintain effective controls over the accounting for certain lease transactions as of December 31, 2004. As a result, the Company did not properly account for rent expense associated with its corporate headquarters lease extension. This control deficiency resulted in material adjustments to operating expenses during the third quarter of 2004.

(3)	Also, as of December 31, 2004, the Company did not maintain effective controls over the determination and accuracy of certain liabilities and the related expenses. Specifically, the Company failed to properly accrue its obligations for bonuses and commissions based on information known by management prior to the filing of the interim and annual financial statements. This control deficiency resulted in the restatement of the 2004 annual and interim financial statements.
      Additionally, these control deficiencies could result in material misstatements of revenue, cost of revenue, operating expenses and other financial statement accounts that would result in a material misstatement of the consolidated annual and interim financial statements that would not be prevented or detected.
      As a result, management determined that each of these control deficiencies individually constitute material weaknesses. Because of the material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control — Integrated Framework.
      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      In our opinion, management’s assessment that SonicWALL, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, SonicWALL, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
      Management and we previously concluded that the Company did not maintain effective internal control over financial reporting because of the material weakness related to the Company’s lack of a sufficient complement of personnel with a level of financial reporting expertise commensurate with the Company’s financial reporting requirements and the material weaknesses described in (1) and (2) above. In connection with the restatement of the Company’s consolidated financial statements described in Note 13 to the consolidated financial statements, management determined that the material weakness described in (3) above also existed as of December 31, 2004. Accordingly, management and we have restated our respective reports on internal control over financial reporting to include this additional material weakness.
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 16, 2005, except for the restatement described in Note 13 to the consolidated financial statements and the matter described in penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is May 16, 2005

SONICWALL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except share
	data)
	As restated
	(see Note 13)
ASSETS
Current Assets:
Cash and cash equivalents	$23,446	$30,467
Short-term investments	229,226	213,010
Accounts receivable, net of allowance for doubtful accounts of $188 and $449	14,204	9,164
Inventories	2,191	1,955
Prepaid expenses and other current assets	2,069	2,589

Total current assets	271,136	257,185
Property and equipment, net	3,395	4,903
Goodwill	97,953	97,953
Purchased intangibles and other assets, net	14,361	21,680

Total assets	$386,845	$381,721

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,737	$7,376
Accrued restructuring	398	1,251
Accrued payroll and related benefits	7,342	4,988
Other accrued liabilities	4,719	3,830
Deferred revenue	30,173	19,180
Income taxes payable	500	827

Total current liabilities	48,869	37,452

Commitments and contingencies (Note 10)
Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 68,623,042 and 68,613,012 shares issued and outstanding	463,733	468,905
Accumulated other comprehensive loss	(846)	(38)
Accumulated deficit	(124,911)	(124,598)

Total shareholders’ equity	337,976	344,269

Total liabilities and shareholders’ equity	$386,845	$381,721

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
	As restated
	(see Note 13)
Revenue:
Product	$82,994	$65,931	$78,184
License and service	42,655	28,470	25,035

Total revenue	125,649	94,401	103,219

Cost of revenue:
Product, excluding amortization of stock-based compensation of $0, $7 and $40	30,118	27,906	25,303
License and service	7,002	5,617	4,659
Amortization of purchased technology	4,543	4,543	4,543

Total cost of revenue	41,663	38,066	34,505

Gross margin	83,986	56,335	68,714

Operating expenses:
Research and development, excluding amortization of stock-based compensation of $75, $70, and $303	23,337	19,864	18,900
Sales and marketing, excluding amortization of stock-based compensation of $0, $398, and $898	47,353	40,139	42,937
General and administrative, excluding amortization of stock-based compensation of $0, $225, and $159	14,365	11,893	11,200
Amortization of purchased intangible assets	3,089	5,333	5,744
Impairment of goodwill	—	—	87,640
Restructuring charges	(171)	1,833	3,969
Stock-based compensation	75	700	1,400

Total operating expenses	88,048	79,762	171,790

Loss from operations	(4,062)	(23,427)	(103,076)
Interest income and other expense, net	4,050	4,169	6,044

Loss before income taxes	(12)	(19,258)	(97,032)
Benefit from (provision for) income taxes	(301)	1,590	3,119

Net loss	$(313)	$(17,668)	$(93,913)

Net loss per share:
Basic and diluted	$(0.00)	$(0.26)	$(1.40)

Shares used in computing net loss per share:
Basic and diluted	70,850	67,895	67,124

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
				Other
	Common Stock		Deferred	Comprehensive		Total
			Stock	Income	Accumulated	Shareholders’
	Shares	Amount	Compensation	(Loss)	Deficit	Equity

	(In thousands, except for share data)
Balance at December 31, 2001	66,557,275	$466,857	$(2,881)	$194	$(13,017)	$451,153
Issuance of common stock upon exercise of stock options	933,618	1,839	—	—	—	1,839
Issuance of common stock in connection with acquisition	50,000	243	—	—	—	243
Return of shares in connection with acquisition	(317,244)	(4,982)	—	—	—	(4,982)
Issuance of common stock in connection with the Employee Stock Purchase Plan (ESPP)	193,494	1,458	—	—	—	1,458
Stock-based compensation, net of cancellations	—	(1,205)	2,517	—	—	1,312
Comprehensive loss:
Unrealized gain on investment securities, net	—	—	—	73	—	73
Net loss	—	—	—	—	(93,913)	(93,913)

Total comprehensive loss	—	—	—	—	—	(93,840)

Balance at December 31, 2002	67,417,143	464,210	(364)	267	(106,930)	357,183
Issuance of common stock upon exercise of stock options	743,466	2,947	—	—	—	2,947
Issuance of common stock in connection with acquisition	50,000	243	—	—	—	243
Issuance of common stock in connection with the Employee Stock Purchase Plan (ESPP)	402,403	1,242	—	—	—	1,242
Stock-based compensation, net of cancellations	—	263	364	—	—	627
Comprehensive loss:
Unrealized loss on investment securities, net	—	—	—	(305)	—	(305)
Net loss	—	—	—	—	(17,668)	(17,668)

Total comprehensive loss	—	—	—	—	—	(17,973)

Balance at December 31, 2003	68,613,012	468,905	—	(38)	(124,598)	344,269
Issuance of common stock upon exercise of stock options	2,805,521	12,208	—	—	—	12,208
Issuance of common stock in connection with the Employee Stock Purchase Plan (ESPP)	387,509	1,717	—	—	—	1,717
Stock-based compensation	—	75	—	—	—	75
Repurchase of common stock	(3,183,000)	(19,356)	—	—	—	(19,356)
Income tax benefit from stock option exercises — As restated	—	184	—	—	—	184
Comprehensive loss:
Unrealized loss on investment securities, net	—	—	—	(808)	—	(808)
Net loss — As restated	—	—	—	—	(313)	(313)

Total comprehensive loss — As restated	—	—	—	—	—	(1,121)

Balance at December 31, 2004 As restated	68,623,042	$463,733	$—	$(846)	$(124,911)	$337,976

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
	As restated
	(see Note 13)
Cash flows from operating activities:
Net loss	$(313)	$(17,668)	$(93,913)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,216	13,508	13,479
Impairment of goodwill	—	—	87,640
Income tax benefit from exercise of employee stock options	184	—	—
Reduction in allowance for doubtful accounts	(104)	(575)	(644)
Deferred income taxes	—	(1,960)	(4,175)
Non-cash restructuring	(171)	98	1,109
Amortization of stock-based compensation	75	700	1,400
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(4,936)	4,685	4,246
Inventories	(236)	3,810	(514)
Prepaid expenses and other current assets	520	827	1,358
Other assets	(284)	10	(41)
Accounts payable	(1,639)	574	(665)
Accrued payroll and related benefits	2,354	208	926
Accrued restructuring	(682)	(191)	1,442
Other accrued liabilities	889	(960)	(391)
Deferred revenue	10,993	5,786	(1,225)
Income taxes payable	(327)	363	1,118

Net cash provided by operating activities	17,539	9,215	11,150

Cash flows from investing activities:
Purchase of property and equipment	(2,105)	(2,458)	(4,138)
Acquisitions, net of cash acquired	—	—	(3,262)
Sale of short-term investments	320,832	192,468	400,638
Purchase of short-term investments	(337,856)	(195,977)	(445,563)

Net cash used in investing activities	(19,129)	(5,967)	(52,325)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants and issuance of common stock in connection with ESPP	13,925	4,189	3,297
Repurchase of common stock	(19,356)	—	—

Net cash provided by (used in) financing activities	(5,431)	4,189	3,297

Net increase (decrease) in cash and cash equivalents	(7,021)	7,437	(37,878)
Cash and cash equivalents at beginning of year	30,467	23,030	60,908

Cash and cash equivalents at end of year	$23,446	$30,467	$23,030

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$445	$270	$137
Supplemental disclosure of non-cash investing and financing activities:
Reversal of deferred stock compensation for terminated employees	$—	$(216)	$(1,205)
Issuance of common stock and assumption of stock options and warrants in connection with acquired businesses	$—	$243	$243
Return of common stock in connection with acquired businesses	$—	$—	$(4,982)
Goodwill adjustment recorded for acquired businesses	$—	$—	$8,783
Unrealized gain (loss) on short-term investments, net of tax	$(808)	$(305)	$73
The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company and Summary of Significant Accounting Policies:
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

Property and equipment
      Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
are amortized over the lesser of the related lease term or the estimated useful life of the improvement, which ranges from two to five years. Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $3.6 million, $3.6 million, and $3.2 million, respectively.

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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	(In thousands, except for per share amounts)
	As restated
	(see Note 13)
Net loss:
As reported	$(313)	$(17,668)	$(93,913)
Expensed stock compensation under the intrinsic value method, net of related tax effect	75	700	1,400
Stock-based compensation expense that would have been included in the determination of net loss had the fair value method been applied, net of related tax effect	(17,520)	(24,388)	(20,153)

Pro forma net loss	$(17,758)	$(41,356)	$(112,666)

Net loss per share — basic and diluted:
As reported	$(0.00)	$(0.26)	$(1.40)

Pro forma	$(0.25)	$(0.61)	$(1.68)

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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,

	2004	2003	2002

	As restated
	(see Note 13)
Numerator:
Net loss	$(313)	$(17,668)	$(93,913)

Denominator:
Weighted average common shares outstanding	70,850	67,895	67,148
Weighted average unvested common shares subject to repurchase	—	—	(24)

Denominator for basic calculation	70,850	67,895	67,124
Potentially dilutive securities	—	—	—

Denominator for diluted calculation	70,850	67,895	67,124

Basic net loss per share	$(0.00)	$(0.26)	$(1.40)

Diluted net loss per share	$(0.00)	$(0.26)	$(1.40)

      At December 31, 2004, potential dilutive securities of 13,800,741 consisting of options and warrants with a weighted average exercise price of $6.03, have not been considered in the computation of net loss per share as their effect would have been anti-dilutive.
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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The restructuring plan resulted in the vacating of four facilities. The estimated facility costs were based on the Company’s discounted contractual obligations, net of assumed sublease income, based on current discounted comparable rates for leases in their respective markets. As the remaining lease term becomes shorter, it will become more difficult to find a suitable tenant to sublease these facilities on a relatively short term basis. As a consequence, the actual loss could exceed this estimate. Future cash outlays are anticipated through June 2005, unless the Company negotiates to exit the leases at an earlier date. The restructuring plan resulted in the elimination of 43 positions worldwide. At the same time, the Company made investments in personnel in research and development and in the sales and marketing organization. As a consequence, the overall reduction in workforce was less than the number of positions eliminated as a result of the restructuring.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information regarding stock options outstanding at December 31, 2004:

	Options Outstanding
				Options Exercisable
			Weighted Average
	Weighted		Remaining		Weighted
	Average Exercise		Contractual Life		Average Exercise
Exercise Prices	Price	Shares	(Years)	Shares	Price

0$.06 - $ 0.06	$0.06	51,500	0.40	51,500	$0.06
0$.50 - $ 0.50	$0.50	58,932	4.40	58,932	$0.50
1$.25 - $ 1.42	$1.26	127,783	4.50	127,783	$1.26
2$.87 - $ 4.28	$3.46	3,423,702	8.10	1,553,156	$3.46
4$.48 - $ 6.61	$5.58	6,134,806	8.40	2,164,619	$5.55
6$.83 - $ 9.85	$7.71	3,321,735	8.70	861,280	$7.59
10$.57 - $14.56	$11.79	150,644	5.70	147,963	$11.80
15$.88 - $19.97	$18.02	155,610	6.60	153,109	$17.99
29$.75 - $31.94	$30.48	30,000	3.60	30,000	$30.48
45$.56 - $45.56	$45.56	100,000	5.50	100,000	$45.56

0.$06 - $45.56	$6.05	13,554,712	8.30	5,248,342	$6.49

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

Note 8 —	Income Taxes:
      The (provision for) benefit from income taxes consists of the following (in thousands):

	Year Ended December 31,

	2004	2003	2002

	As restated
	(see Note 13)
Current tax (expense) benefit:
Federal	$39	$3,724	$(706)
State	(77)	(1)	(57)
Foreign	(263)	(341)	(293)

	(301)	3,382	(1,056)

Deferred tax (expense) benefit:
Federal	—	(1,792)	2,981
State	—	—	1,194

	—	(1,792)	4,175

	$(301)	$1,590	$3,119

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
      As of December 31, 2004, the Company has a valuation allowance against its net deferred tax assets because the Company determined that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future due to historical operating losses.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2004	2003

	As restated
	(see Note 13)
Deferred tax assets:
Net operating loss carryforwards	$31,376	$24,527
Inventory reserves	462	608
Deferred revenue	442	285
Tax credits	6,182	6,465
Other reserves and accruals	8,415	7,605

Total deferred tax assets	46,877	39,490
Valuation allowance	(41,402)	(31,059)

Net deferred tax assets	$5,475	$8,431

Deferred tax liabilities:
Intangible assets	$(5,475)	$(8,431)

      As of December 31, 2004, the Company has net operating loss carryforwards of approximately $81.2 million to offset future federal taxable income, which expire at various dates through the year 2024. This amount includes approximately $34.3 million of net operating loss carryforwards from the acquisition of Phobos. The federal net operating loss carryforward also includes approximately $35.7 million resulting from employee exercises of non-qualified stock options or disqualifying dispositions, the tax benefits of which, when realized, will be recorded as an addition to common stock rather than a reduction of the provision for income taxes.
      The deferred tax assets related to the acquired companies, approximately $9.2 million as of December 31, 2004, if and when realized, will be used to reduce the amount of goodwill and intangibles recorded at the date of acquisition. Valuation allowances have been recorded for this portion of these deferred tax assets as a result of the uncertainties regarding realization of the assets based upon the limitation on the use of the net operating losses in the future. The change in valuation allowance was $10.3 million, $10.6 million and $12.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      The Company’s effective tax rate on income (loss) differs from the U.S. Federal statutory regular tax rate (benefit) as follows:

	Year Ended December 31,

	2004	2003	2002

	As restated
	(see Note 13)
Federal statutory rate (benefit)	(35)%	(35)%	(35)%
State taxes, net of federal benefit	(4)	(5)	(5)
Deferred compensation charge	1532	1	1
Goodwill impairment	—	—	36
Tax credits	(922)	(4)	(1)
Change in valuation allowance	2244	33	—
Other	(314)	2	1

	2501%	(8)%	(3)%

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Undistributed earnings of the Company’s foreign subsidiaries of approximately $2.2 million at December 31, 2004, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.
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
      The Company’s income (loss) before income taxes was earned in the following jurisdictions (in thousands):

	Year Ended December 31,

	2004	2003	2002

	As restated
	(see Note 13)
Domestic	$(822)	$(19,329)	$(96,648)
Foreign	810	71	(384)

Total	$(12)	$(19,258)	$(97,032)

Note 9 —	Segment Reporting:
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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product warranties
      The Company’s standard warranty period for hardware is one to two years and includes repair or replacement obligations for units with product defects. The Company’s software products carry a 90-day warranty and include technical assistance, insignificant bug fixes and feature updates. The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates. If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required. However, the Company concluded that no adjustment to pre- existing warranty accruals were necessary for the years ended December 31, 2004, 2003 or 2002, respectively. A reconciliation of the changes to the Company’s warranty accrual for the years ended December 31, 2004, 2003, and 2002 is as follows:

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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Year Ended December 31,

	2004	2003	2002

	As restated
	(see Note 13)
Net loss	$(313)	$(17,668)	$(93,913)
Unrealized gains (losses) on investment securities	(808)	(353)	70
Tax effect of unrealized gains (losses) on investment securities	—	48	3

Comprehensive loss	$(1,121)	$(17,973)	$(93,840)

      Accumulated other comprehensive loss, as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized gains and losses on available-for-sale securities.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Employee Benefits:

Pension Plan
      The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. The Company’s contribution to this plan is discretionary. For the years ended December 31, 2004, 2003 and 2002, the Company did not make any contributions to the plan.

Deferred Compensation Plan
      In June 2004, SonicWALL adopted a deferred compensation plan (DCP) to provide specified benefits to, and help retain, a select group of management and highly compensated employees and directors (Participants) who contribute materially to the Company’s continued growth, development and future business success. Under the DCP, Participants may defer up to 100% of their salary, including commissions, and up to 100% of their annual bonus. Each Participant’s deferral account is credited with an amount equal to the net investment return of one or more equity or bond funds selected by the Participant. Amounts in a Participant’s deferral account represent an unsecured claim against the Company’s assets and are paid, pursuant to the Participant’s election, in a lump-sum or in quarterly installments at a specified date during the officer’s employment or upon the Participant’s termination of employment with the Company. The Company does not make any contributions to this plan. As of December 31, 2004, the deferred compensation liability was approximately $398,000.

Note 13 —	Restatement:
      The Company has restated its consolidated financial statements for the year ended December 31, 2004 and for each of the interim periods therein to correct the amounts recorded under both the Company’s 2004 sales commission and 2004 employee bonus programs. The correction has resulted in a reduction in cost of revenues and operating expenses of approximately $1.1 million for the year ended December 31, 2004. The provision for income taxes was also adjusted for the impact of the reduction in cost of revenues and operating expenses.
      The consolidated statement of cash flows for the year ended December 31, 2004, has been restated to reflect the effects of the adjustments on the components of cash flows from operating activities. There was no change to net cash flow from operating, investing or financing activities. The following is a summary of the effects of the restatement on (i) the consolidated statement of operations for the year ended December 31, 2004 and (ii) the Company’s consolidated balance sheet at December 31, 2004.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Year 2004

	As Previously
	Reported	Adjustments		As restated

	(In thousands, except per share data)
Revenue
Product	$82,994	$		$82,994
License and service	42,655			42,655

Total revenue	125,649			125,649

Cost of revenue
Product	30,161		(43)	30,118
License and service	7,024		(22)	7,002
Amortization of purchased technology	4,543			4,543

Total cost of revenue	41,728		(65)	41,663

Gross Margin	83,921		65	83,986

Operating expenses:
Research and development	23,681		(344)	23,337
Sales and marketing	47,909		(556)	47,353
General and administrative	14,467		(102)	14,365
Amortization of purchased intangible assets	3,089			3,089
Restructuring charges	(171)			(171)
Stock-based compensation	75			75

Total operating expenses	89,050		(1,002)	88,048

Loss from operations	(5,129)		1,067	(4,062)
Interest income and other expenses, net	4,050			4,050

Loss before income taxes	(1,079)		1,067	(12)
Provision for income taxes	(229)		(72)	(301)

Net loss	$(1,308)		$995	$(313)

Basic and diluted net loss per share	$(0.02)			$(0.00)

Accrued payroll and related benefits	$8,409		$(1,067)	$7,342
Total current liabilities	49,936		(1,067)	48,869
Common stock — income tax benefit from stock option exercises	463,661		72	463,733
Accumulated deficit	(125,906)		995	(124,911)
Total shareholders’ equity	336,909		1,067	337,976

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None

Item 9A.	Controls and Procedures
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
      Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that as of December 31, 2004, our disclosure controls and procedures were not effective as of December 31, 2004 because of the material weaknesses discussed below. To address the material weaknesses described below, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
Management’s Report on Internal Control Over Financial Reporting (as restated)
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
      A material weakness is defined as a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over the application of certain generally accepted accounting principles within the financial reporting process because the Company lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with the Company’s financial reporting requirements. This material weakness contributed to the following individual material weaknesses:

(1)	The Company did not maintain effective controls over the timing of the recognition of revenue. As a result, during fiscal year 2004, the Company improperly recognized revenue on certain transactions where delivery and transfer of title or the evidence of a final arrangement had not yet occurred. This control deficiency resulted in material adjustments to revenue and cost of revenue during the second and third quarters of 2004.

(2)	The Company did not maintain effective controls over the accounting for certain lease transactions as of December 31, 2004. As a result, the Company did not properly account for rent expense associated with its corporate headquarters lease extension. This control deficiency resulted in material adjustments to operating expenses during the third quarter of 2004.

(3)	Also, as of December 31, 2004, the Company did not maintain effective controls over the determination and accuracy of certain liabilities and the related expenses. Specifically, the Company failed to properly accrue its obligations for bonuses and commissions based on information known by management prior to the filing of the interim and annual financial statements. This control deficiency resulted in the restatement of the 2004 annual and interim financial statements.
      Additionally, these control deficiencies could result in material misstatements of revenue, cost of revenue, operating expenses and other financial statement accounts that would result in a material misstatement of the consolidated annual and interim financial statements that would not be prevented or detected.
      As a result, management determined that each of these control deficiencies individually constitute material weaknesses. Because of the material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria in Internal Control — Integrated Framework.
      Management had previously concluded that the Company did not maintain effective internal control over financial reporting because of the material weakness related to the Company’s lack of a sufficient complement of personnel with a level of financial reporting expertise commensurate with the Company’s financial reporting requirements and the material weaknesses described in (1) and (2) above. In connection with the restatement of the Company’s consolidated financial statements described in Note 13 to the consolidated financial statements, management has determined that the material weakness described in (3) above also existed as of December 31, 2004. Accordingly, management has restated this report.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
      The Company has taken several steps toward remediation of the material weaknesses described above. The Company implemented a series of additional controls designed to provide greater assurance that delivery and risk of loss requirements are satisfied prior to the end of applicable accounting period. In addition, the Company increased headcount in the accounting department to improve the level of accounting expertise and capabilities of the accounting department personnel. As of December 31, 2004, the position of Chief Financial Officer was vacant. On January 21, 2005 the Company announced that Robert Selvi had joined the Company as its Chief Financial Officer.
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
      SonicWALL filed a report on Form 8-K on December 16, 2004 under Item 5.02 announcing the appointment of Charles Berger to its Board of Directors.

(c)	Exhibits

Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 16, 2000, among Registrant, Pluto Acquisition Corp., Phobos Corporation, and GMS Capital Partners, L.P. (Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 000-27723) filed on November 27, 2000).

2.2	Amendment to Agreement and Plan of Merger, dated as of November 6, 2000, by and among Registrant, Pluto Acquisition Corp., Phobos Corporation, and GMS Capital Partners, L.P. (Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 000-27723) filed on November 27, 2000).

2.3	Agreement and Plan of Merger and Reorganization, dated March 1, 2001, among Registrant, ITI Acquisition Corp., Ignyte Technology, Inc., and Jeff Stark. (Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-61168), filed on May 17, 2001).

2.4	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization by and among Registrant, ITI Acquisition Corp., Ignyte Technology, Inc., and Jeff Stark, dated as of March 6, 2001. (Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-61168), filed on May 17, 2001).

3.1	Registrant’s Amended and Restated Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

3.2	Registrant’s Restated Bylaws (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

4.1	Registrant’s specimen common stock certificate (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.1	Registrant’s 1994 Stock Option Plan, as amended to date (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.2	Form of Stock Option Agreement for Registrant’s 1994 Stock Option Plan (Incorporated by reference to the Registrant’s Filing on Schedule TO (File No. 005-58485), filed on January 9, 2003).

10.3	Registrant’s 1998 Stock Option Plan, as amended to date (Incorporated by reference to the Registrant’s 2000 Definitive Proxy Statement (File No. 000-27723), which was filed on November 7, 2001).

10.4	Form of Stock Option Agreement for Registrant’s 1998 Stock Option Plan (Incorporated by reference to the Registrant’s Filing on Schedule TO (File No. 005-58485), filed on January 9, 2003).

10.5	Registrant’s 1999 Employee Stock Purchase Plan (Incorporated by reference to the Registrant’s 2003 Definitive Proxy Statement (File No. 000-27723), which was filed on November 5, 2003).

10.6	Form of Stock Option Agreement under Phobos Corporation 1998 Stock Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54976), filed on February 5, 2001).

Number		Description

10.7		Form of Stock Option Agreement under Phobos Corporation 1999 Stock Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54976), filed on February 5, 2001).

10.8		RedCreek Communications, Inc. 2001 Stock Option Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-81492), filed on January 28, 2002).

10.9		Employment agreement dated June 21, 2003 between Registrant and Kathleen Fisher (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2003).

10.10		Registrant’s Form of Individual Compensation Arrangements (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-81492), filed on January 28, 2002).

10.11		Form of Indemnification Agreement entered into by Registrant with each of its officers and directors (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2001, filed on November 14, 2001).

10.12		Loan and Security Agreement dated May 26, 1995 between Registrant and Comerica Bank (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10	.13††	Distribution Agreement dated February 9, 1999 between Registrant and Tech Data Product Management, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10	.14††	Distribution Agreement dated July 5, 1998 between Registrant and Sumitomo Metal Systems Development Co., Ltd. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10	.15††	Distribution Agreement dated November 11, 1992 between Registrant and Ingram Micro, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.16		Agreement of Sublease dated as of October 26, 1998 between Registrant and AMP Incorporated (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.17		Purchase Agreement dated September 28, 1999 between Registrant and Flash Electronics Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.18		Lease dated September 27, 1999 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.19		First Amendment to Lease dated May 2, 2001 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).

10.20		Second Amendment to Lease dated September 26, 2001 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).

10	.21††	OEM Hardware (with Software) License and Purchase Agreement effective as of May 29, 2001 between Registrant and Cisco Systems, Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).

10	.22††	Amendment Number One to OEM Hardware (with Software) License and Purchase Agreement dated June 25, 2002 between Registrant and Cisco Systems, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2002).

10.23		Employment agreement dated March 14, 2003 between Registrant and Matthew Medeiros (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 21, 2002.

Number		Description

10.24		Employment agreement dated August 11, 2003 between Registrant and Michael Stewart (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2003).

10.25		Employment agreement dated October 29, 2003 between Registrant and Robert Knauff. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2003).

10.26		Manufacturing and Purchase Agreement dated June 4, 2004 by and between Flash Electronics, Inc. and SonicWALL, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004).

10.27		Third Amendment to Lease executed on April 28, 2004 by and between AMB Property, L.P., as Landlord, and SonicWALL, Inc. as Tenant. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004).

10.28		Retention and Severance Agreement for Executive Officers dated April 20, 2004. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004).

10.29		SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).

10.30		SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).

10.31		SonicWALL, Inc. Matthew Medeiros Employment Agreement as amended and restated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).

10.32		SonicWALL, Inc Stock Option Agreement for Outside Directors dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).

10.33		SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).

10	.34*	Issuer Repurchase Plan Agreement dated November 29, 2004 between SonicWALL, Inc. and RBC Dain Rauscher Inc. (Incorporated by reference to Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2004.)

10	.35*	Amended and Restated Issuer Repurchase Plan Agreement dated February 15, 2005 between SonicWALL, Inc. and RBC Dain Rauscher Inc. (Incorporated by reference to Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2004.)

21		Subsidiaries (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).

23	.1*	Consent of Independent Registered Public Accounting Firm.

31	.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

††	Confidential treatment has been obtained or requested for portions of this exhibit. The omitted material has been separately filed with the Securities and Exchange Commission.

      All financial statement schedules not listed are omitted because they are inapplicable or the requested information is shown in the financial statements of the registrant or in the related notes to the financial statements.

SIGNATURES
      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 16th day of May, 2005.

SONICWALL, INC.

By:	/s/ MATTHEW MEDEIROS

Matthew Medeiros
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW MEDEIROS Matthew Medeiros	President, Chief Executive Officer and Director (Principal Executive Officer)	May 16, 2005

/s/ ROBERT SELVI Robert Selvi	Chief Financial Officer (Principal Financial Officer)	May 16, 2005

/s/ ROBERT KNAUFF Robert Knauff	Chief Accounting Officer (Principal Accounting Officer)	May 16, 2005

/s/ CHARLES KISSNER Charles Kissner	Chairman of the Board of Directors	May 16, 2005

/s/ EDWARD THOMPSON Edward Thompson	Director	May 16, 2005

/s/ ROBERT M. WILLIAMS Robert M. Williams	Director	May 16, 2005

/s/ CHUCK W. BERGER Charles W. Berger	Director	May 16, 2005

/s/ CARY THOMPSON Cary Thompson	Director	May 16, 2005

/s/ JOHN C. SHOEMAKER John C. Shoemaker	Director	May 16, 2005

/s/ DAVID GARRISON David Garrison	Director	May 16, 2005

SONICWALL, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at		Charged to	Deductions/	Balance
	Beginning		Cost and	Write-Off	at End
	of Year	Other	Expenses	of Accounts	of Year

			(In thousands)
Year ended December 31, 2002
Allowance for doubtful accounts	$2,122	$—	$(644)	$(81)	$1,397
Inventory reserves	5,742	307	(462)	(2,365)	3,222
Year ended December 31, 2003
Allowance for doubtful accounts	1,397	—	(575)	(373)	449
Inventory reserves	3,222	—	2,627	(4,358)	1,491
Year ended December 31, 2004
Allowance for doubtful accounts	449	—	(104)	(157)	188
Inventory reserves	1,491	—	712	(1,026)	1,177

EXHIBIT INDEX

Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 16, 2000, among Registrant, Pluto Acquisition Corp., Phobos Corporation, and GMS Capital Partners, L.P. (Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 000-27723) filed on November 27, 2000).
2.2	Amendment to Agreement and Plan of Merger, dated as of November 6, 2000, by and among Registrant, Pluto Acquisition Corp., Phobos Corporation, and GMS Capital Partners, L.P. (Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 000-27723) filed on November 27, 2000).

2.3	Agreement and Plan of Merger and Reorganization, dated March 1, 2001, among Registrant, ITI Acquisition Corp., Ignyte Technology, Inc., and Jeff Stark. (Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-61168), filed on May 17, 2001).

2.4	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization by and among Registrant, ITI Acquisition Corp., Ignyte Technology, Inc., and Jeff Stark, dated as of March 6, 2001. (Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-61168), filed on May 17, 2001).

3.1	Registrant’s Amended and Restated Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

3.2	Registrant’s Restated Bylaws (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

4.1	Registrant’s specimen common stock certificate (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.1	Registrant’s 1994 Stock Option Plan, as amended to date (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.2	Form of Stock Option Agreement for Registrant’s 1994 Stock Option Plan (Incorporated by reference to the Registrant’s Filing on Schedule TO (File No. 005-58485), filed on January 9, 2003).

10.3	Registrant’s 1998 Stock Option Plan, as amended to date (Incorporated by reference to the Registrant’s 2000 Definitive Proxy Statement (File No. 000-27723), which was filed on November 7, 2001).

10.4	Form of Stock Option Agreement for Registrant’s 1998 Stock Option Plan (Incorporated by reference to the Registrant’s Filing on Schedule TO (File No. 005-58485), filed on January 9, 2003).

10.5	Registrant’s 1999 Employee Stock Purchase Plan (Incorporated by reference to the Registrant’s 2003 Definitive Proxy Statement (File No. 000-27723), which was filed on November 5, 2003).

10.6	Form of Stock Option Agreement under Phobos Corporation 1998 Stock Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54976), filed on February 5, 2001).

10.7	Form of Stock Option Agreement under Phobos Corporation 1999 Stock Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54976), filed on February 5, 2001).

10.8	RedCreek Communications, Inc. 2001 Stock Option Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-81492), filed on January 28, 2002).

10.9	Employment agreement dated June 21, 2003 between Registrant and Kathleen Fisher (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2003).

10.10	Registrant’s Form of Individual Compensation Arrangements (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-81492), filed on January 28, 2002).

Number		Description

10.11		Form of Indemnification Agreement entered into by Registrant with each of its officers and directors (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2001, filed on November 14, 2001).

10.12		Loan and Security Agreement dated May 26, 1995 between Registrant and Comerica Bank (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10	.13††	Distribution Agreement dated February 9, 1999 between Registrant and Tech Data Product Management, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10	.14††	Distribution Agreement dated July 5, 1998 between Registrant and Sumitomo Metal Systems Development Co., Ltd. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10	.15††	Distribution Agreement dated November 11, 1992 between Registrant and Ingram Micro, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.16		Agreement of Sublease dated as of October 26, 1998 between Registrant and AMP Incorporated (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.17		Purchase Agreement dated September 28, 1999 between Registrant and Flash Electronics Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.18		Lease dated September 27, 1999 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.19		First Amendment to Lease dated May 2, 2001 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).

10.20		Second Amendment to Lease dated September 26, 2001 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).

10	.21††	OEM Hardware (with Software) License and Purchase Agreement effective as of May 29, 2001 between Registrant and Cisco Systems, Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).

10	.22††	Amendment Number One to OEM Hardware (with Software) License and Purchase Agreement dated June 25, 2002 between Registrant and Cisco Systems, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2002).

10.23		Employment agreement dated March 14, 2003 between Registrant and Matthew Medeiros (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 21, 2002.

10.24		Employment agreement dated August 11, 2003 between Registrant and Michael Stewart (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2003).

10.25		Employment agreement dated October 29, 2003 between Registrant and Robert Knauff. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2003).

10.26		Manufacturing and Purchase Agreement dated June 4, 2004 by and between Flash Electronics, Inc. and SonicWALL, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004).

10.27		Third Amendment to Lease executed on April 28, 2004 by and between AMB Property, L.P., as Landlord, and SonicWALL, Inc. as Tenant. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004).

Number		Description

10.28		Retention and Severance Agreement for Executive Officers dated April 20, 2004. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004).

10.29		SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).

10.30		SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).

10.31		SonicWALL, Inc. Matthew Medeiros Employment Agreement as amended and restated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).

10.32		SonicWALL, Inc Stock Option Agreement for Outside Directors dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).

10.33		SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).

10	.34*	Issuer Repurchase Plan Agreement dated November 29, 2004 between SonicWALL, Inc. and RBC Dain Rauscher Inc. (Incorporated by reference to Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2004.)

10	.35*	Amended and Restated Issuer Repurchase Plan Agreement dated February 15, 2005 between SonicWALL, Inc. and RBC Dain Rauscher Inc. (Incorporated by reference to Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2004.)

21		Subsidiaries (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).

23	.1*	Consent of Independent Registered Public Accounting Firm.

31	.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

††	Confidential treatment has been obtained or requested for portions of this exhibit. The omitted material has been separately filed with the Securities and Exchange Commission.
      All financial statement schedules not listed are omitted because they are inapplicable or the requested information is shown in the financial statements of the registrant or in the related notes to the financial statements.