Form 10-Q
period 2005-03-31
SONICWALL INC
filed 2005-05-16
CIK 1093885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2005

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at March 31, 2005

Common Stock, no par value	63,955,194 Shares

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SONICWALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	(Unaudited)	As restated(1)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$30,876	$23,446
Short-term investments	190,770	229,226
Accounts receivable, net	19,011	14,204
Inventories	2,504	2,191
Prepaid expenses and other current assets	3,712	2,069

Total current assets	246,873	271,136
Property and equipment, net	2,890	3,395
Goodwill	97,953	97,953
Purchased intangibles and other assets, net	12,421	14,361

	$360,137	$386,845

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,499	$5,737
Accrued payroll and related benefits	6,470	7,342
Other accrued liabilities	3,971	5,117
Deferred revenue	32,453	30,173
Income taxes payable	525	500

Total current liabilities	49,918	48,869

Commitments and contingencies (see Note 9)
Shareholders’ Equity:
Common stock	434,934	463,733
Accumulated other comprehensive loss	(1,478)	(846)
Accumulated deficit	(123,237)	(124,911)

Total shareholders’ equity	310,219	337,976

	$360,137	$386,845

(1)	Amounts as of December 31, 2004 have been derived from the audited financial statements as of the same date.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2005	2004

		As restated
	(In thousands, except
	per share data)
	(Unaudited)
Revenue:
Product	$18,197	$22,718
License and service	13,608	9,117

Total revenue	31,805	31,835
Cost of revenue:
Product	6,447	8,139
License and service	1,978	1,515
Amortization of purchased technology	1,136	1,136

Total cost of revenue	9,561	10,790

Gross margin	22,244	21,045

Operating expenses:
Research and development, excluding amortization (recovery) of stock-based compensation of $(75) and $147, respectively	5,456	5,980
Sales and marketing	12,171	11,402
General and administrative	3,550	3,790
Amortization of purchased intangibles	703	812
Restructuring charges	—	13
Amortization of stock-based compensation	(75)	147

Total operating expenses	21,805	22,144

Income (loss) from operations	439	(1,099)
Interest income and other expense, net	1,356	835

Income (loss) before income taxes	1,795	(264)
Provision for income taxes	(121)	(85)

Net income (loss)	$1,674	$(349)

Net income (loss) per share:
Basic	$0.03	$(0.00)

Diluted	$0.02	$(0.00)

Shares used in computing net loss per share:
Basic	65,713	70,051
Diluted	67,998	70,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2005	2004

		As restated
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,674	$(349)
Adjustments to reconcile net income (net loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,517	2,868
Reduction in allowance of doubtful accounts and other	81	(91)
Amortization (reversal) of stock-based compensation	(75)	147
Non-cash restructuring charges	—	13
Changes in operating assets and liabilities:
Accounts receivable	(4,807)	(3,339)
Inventories	(313)	(907)
Prepaid expenses and other current assets	(1,643)	(353)
Other assets	101	(52)
Accounts payable	762	(961)
Accrued payroll and related benefits	(872)	1,877
Other accrued liabilities	(1,146)	123
Deferred revenue	2,280	2,499
Income taxes payable	25	(51)

Net cash provided by (used in) operating activities	(1,416)	1,424

Cash flows from investing activities:
Purchase of property and equipment	(177)	(640)
Maturity and sale of short-term investments	60,846	59,552
Purchase of short-term investments	(23,100)	(30,691)

Net cash provided by investing activities	37,569	28,221

Cash flows from financing activities:
Issuance of common stock under employee stock options and purchase plans	1,205	10,718
Repurchase of common stock	(29,928)	—

Net cash provided by (used in) financing activities	(28,723)	10,718

Net increase in cash and cash equivalents	7,430	40,363
Cash and cash equivalents at beginning of period	23,446	30,467

Cash and cash equivalents at end of period	$30,876	$70,830

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on short-term investments, net of taxes	$(632)	$19
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	CONSOLIDATED FINANCIAL STATEMENTS
      The accompanying condensed consolidated financial statements have been prepared by SonicWALL, Inc. (the “Company”), are unaudited and reflect all adjustments which are normal, recurring and, in the opinion of management, necessary for a fair statement of the financial position and the results of operations of the Company for the interim periods presented. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The condensed consolidated statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2004 as set forth in the Company’s Annual Report on Form 10-K/A.

2.	RESTATEMENT
      The Company restated its consolidated financial statements for the year ended December 31, 2004 and for each of the interim periods therein to correct the amounts recorded under both the Company’s 2004 sales commission and 2004 employee bonus programs. The corrections resulted in a reduction in cost of revenues and operating expenses of approximately $1.1 million for the year ended December 31, 2004. The restatement was reflected in the Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on May 16, 2005.
      The consolidated statement of cash flows for the period ended March 31, 2004, has been restated to reflect the adjustments on the components of cash flows from operating activities. There was no change to net cash flows from operating, investing and financing activities. The following is a summary of the effects of the restatement on (i) the Company’s consolidated statement of operations for the three months ended March 31, 2004 and (ii) the Company’s condensed consolidated balance sheet at December 31, 2004.

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

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2004

	As
	Previously
	Reported	Adjustments	As Restated

	(In thousands, except per share amounts)
Amortization purchased intangibles	812	—	812
Restructuring charges	13	—	13
Stock-based compensation	147	—	147

Total operating expenses	21,969	175	22,144
Loss from operations	(895)	(204)	(1,099)
Interest income and other expenses, net	835	—	835

Loss before income taxes	(60)	(204)	(264)
Provision for income taxes	(99)	14	(85)

Net loss	$(159)	(190)	$(349)

Basic and diluted net loss per share	$0.00	$(0.01)	$(0.00)

	December 31, 2004

	As
	Previously
	Reported	Adjustments	As Restated

	(In thousands)
Accrued payroll and related benefits	$8,409	$(1,067)	$7,342
Total current liabilities	49,936	(1,067)	48,869
Accumulated deficit	(125,906)	995	(124,911)
Total shareholders’ equity	336,909	1,067	337,976

3.	CONSOLIDATION
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

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	NET INCOME (LOSS) PER SHARE
      The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented:

	Three Months Ended
	March 31,

	2005	2004

		As restated
Numerator:
Net income (loss)	$1,674	$(349)
Denominator:
Weighted average shares used to compute basic EPS	65,713	70,051
Effect of dilutive securities:
Dilutive common stock equivalents	2,230	—
Dilutive common stock warrants	55	—

Weighted average shares used to compute diluted EPS	67,998	70,051

Net income (loss) per share:
Basic	$0.03	$(0.00)
Diluted	$0.02	$(0.00)

      At March 31, 2005, potentially dilutive securities of approximately 5.7 million consisting of options with a weighted average exercise price of $8.33, have not been considered in the computation of net income per share as these options’ exercise prices were greater than the average market price of common shares for the period.
      At March 31, 2004, potentially dilutive securities of approximately 12.1 million consisting of options and warrants with a weighted average exercise price of $6.31, have not been considered in the computation of net loss per share as their effect would have been anti-dilutive.

5.	COMPREHENSIVE INCOME (LOSS)
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

	Three Months Ended
	March 31,

	2005	2004

		As restated
Net income (loss)	$1,674	$(349)
Unrealized gain (loss) on investment securities, net of taxes	(632)	19

Comprehensive income (loss)	$1,042	$(330)

      Accumulated other comprehensive loss, as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized gains and losses on investment securities.

6.	INVENTORIES
      Inventories are stated at the lower of standard cost (which approximates cost determined on a first-in, first-out basis) or market. The Company writes-down the value of inventories for estimated excess and

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
obsolete inventories based upon assumptions about future demand and market conditions. Inventories consist primarily of finished goods.

7.	RESTRUCTURING CHARGES
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

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth an analysis of the components of the 2002 restructuring plan and the payments made against the reserve from the second quarter of fiscal 2002 to March 31, 2005 (in thousands):

	Employee
	Severance	Facility	Asset
	Benefits	Costs	Impairments	Total

Restructuring charges incurred	$858	$1,944	$1,167	$3,969
Cash paid	(833)	(527)	(58)	(1,418)
Non-cash charges	—	—	(1,109)	(1,109)

Reserve balance at December 31, 2002	25	1,417	—	1,442
Cash paid	—	(818)	—	(818)
Adjustments	(25)	379	—	354

Reserve balance at December 31, 2003	—	978	—	978
Cash paid	—	(529)	—	(529)
Adjustments	—	(134)	—	(134)

Reserve balance at December 31, 2004	—	315	—	315
Cash paid	—	(83)	—	(83)

Reserve balance at March 31, 2005	$—	$232	$—	$232

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
      The restructuring plan resulted in the vacating of four facilities. The estimated facility costs were based on the Company’s discounted contractual obligations, net of assumed sublease income, based on current discounted comparable rates for leases in their respective markets. Future cash outlays are anticipated through June 2005. The restructuring plan resulted in the elimination of 43 positions worldwide. At the same time, the Company made investments in personnel in research and development and in the sales and marketing organization. As a consequence, the overall reduction in workforce was less than the number of positions eliminated as a result of the restructuring.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth an analysis of the components of the 2003 restructuring plan and the payments made for the plan from the second quarter of fiscal 2003 to March 31, 2005 (in thousands):

	Employee
	Severance	Facility	Asset
	Benefits	Costs	Impairments	Total

Restructuring charges incurred	$1,139	$242	$98	$1,479
Cash paid	(1,048)	(60)	—	(1,108)
Non-cash charges	—	—	(98)	(98)

Reserve balance at December 31, 2003	91	182	—	273
Cash paid	(49)	(104)	—	(153)
Adjustments	(42)	5	—	(37)

Reserve balance at December 31, 2004	—	83	—	83
Cash paid	—	(42)	—	(42)

Reserve balance at March 31, 2005	$—	$41	$—	$41

Summary information for combined restructuring plans
      The following table sets forth an analysis of the components of both the 2002 and 2003 restructuring plan and the payments made for the plans from December 31, 2003 to March 31, 2005 (in thousands):

	Employee
	Severance	Facility	Asset
	Benefits	Costs	Impairments	Total

Restructuring charges incurred	$858	$1,944	$1,167	$3,969
Cash paid	(833)	(527)	(58)	(1,418)
Non-cash charges	—	—	(1,109)	(1,109)

Reserve balance at December 31, 2002	25	1,417	—	1,442
Restructuring charges incurred	1,139	242	98	1,479
Cash paid	(1,048)	(878)	—	(1,926)
Adjustments	(25)	379	—	354
Non-cash charges	—	—	(98)	(98)

Reserve balance at December 31, 2003	91	1,160	—	1,251
Cash paid	(49)	(633)	—	(682)
Adjustments	(42)	(129)	—	(171)

Reserve balance at December 31, 2004	—	398	—	398
Cash paid	—	(125)	—	(125)

Reserve balance at March 31, 2005	$—	$273	$—	$273

8.	PRO FORMA STOCK-BASED COMPENSATION
      The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, compensation has been recognized using the intrinsic value method prescribed in Accounting Principle Board (APB) opinion No. 25 “Accounting for Stock issued to Employees” (APB No. 25) for the Company’s stock option plan and the purchase rights issued under the ESPP in the accompanying statements of operations. Had compensation cost for the Company’s stock option plan and ESPP been determined based on the fair

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
market value at the grant dates for stock options and purchase rights granted consistent with the provisions of SFAS No. 123, the Company’s net income/(net loss) would have been changed to the pro forma amounts indicated below:

	Three Months Ended
	March 31,

	2005	2004

		As restated
	(In thousands)
Net income (loss):
As reported	$1,674	$(349)
Expensed stock compensation under intrinsic value, net of related tax effect	(75)	147
Stock-based compensation expense that would have been included in the determination of net loss had the fair value method been applied, net of related tax effect	(5,827)	(5,709)

Pro forma net loss	$(4,228)	$(5,911)

Basic net income (loss) per share — as reported	$0.03	$(0.00)

Diluted net income (loss) per share — as reported	$0.02	$(0.00)

Basic and diluted pro forma net loss	$(0.06)	$(0.08)

9.	COMMITMENTS AND CONTINGENCIES

Lease commitments
      The Company’s corporate headquarters and executive offices are located in approximately 86,000 square feet of office space in Sunnyvale, California under a lease that expires in September 2009. The lease provides for one five year renewal option. Additional sales and support offices are leased worldwide under leases that expire at various dates ranging from 2004 to 2006.
      Future minimum lease commitments at March 31, 2005 were as follows (in thousands):

2005 (second, third, and fourth quarter)	$500
2006	39
2007	130
2008	518
Thereafter	388

$1,575

Purchase commitments
      The Company outsources its manufacturing function primarily to one third party contract manufacturer, and at March 31, 2005 it has purchase obligations to this vendor totaling $8.9 million. Of this amount, $5.3 million cannot be cancelled. The Company is contingently liable for any inventory owned by the contract manufacturer that becomes excess and obsolete. As of March 31, 2005, $44,000 had been accrued for excess and obsolete inventory held by our contract manufacturer. In addition, in the normal course of business the Company had $3.2 million in non-cancelable purchase commitments.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product warranties
      The Company’s standard warranty period for hardware is one to two years and includes repair or replacement obligations for units with product defects. The Company’s software products carry a 90-day warranty and include technical assistance, insignificant bug fixes and feature updates. The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates. If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required. However, the Company concluded that no adjustment to pre-existing warranty accruals were necessary in the three months ended March 31, 2005 and 2004. A reconciliation of the changes to the Company’s warranty accrual as of March 31, 2005 and March 31, 2004 is as follows:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2005	2004

	(In thousands)	(In thousands)
	(Unaudited)	(Unaudited)
Beginning balance	$1,071	$1,290
Accruals for warranties issued	103	185
Settlements made during the period	(177)	(191)

Ending balance	$997	$1,284

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

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
salary, bonuses and accelerate stock options in the event of termination of employment under certain circumstances, including a change of control.

Legal proceedings
      On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Company’s claims. A tentative agreement has been reached with plaintiff’s counsel and the insurers for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. Papers formalizing the settlement among the plaintiffs, issuer defendants, including SonicWALL, and insurers were presented to the Court on June 14, 2004. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. On July 14, 2004, underwriter defendants filed with the Court a memorandum in opposition to plaintiff’s motion for preliminary approval of the settlement with defendant issuers and individuals. Plaintiffs and issuers subsequently filed papers with the Court in further support of the settlement and addressing issues raised in the underwriter’s opposition. If the settlement does not occur, and litigation against the Company continues, the Company believes it has a meritorious defense and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in the Company’s financial statements as of March 31, 2005.
      In September 2003, Data Centered LLC filed a complaint against the Company in California Superior Court, Santa Clara County seeking compensatory and punitive damages, Data Centered LLC v. SonicWall, Inc., No. 103-CV-000060. The Company entered into a transaction with Data Centered for a technology license for, and the sale of load-balancing products for $522,500. The Company had acquired the load-balancing technology and products during the Company’s acquisition of Phobos Corporation. Former Phobos personnel operate Data Centered. Data Centered alleged that the load-balancing products purchased by Data Centered were defective and did not comply with a purported warranty on the products. The Company answered with a general denial of these allegations. The Company also filed a cross-complaint alleging, among other things, that Data Centered’s claims were based on a fraudulently altered document that included a warranty clause that was not part of the parties’ contract; the actual contract between the parties contained a warranty disclaimer. On March 25, 2005, the parties reached an agreement in principle requiring a formal settlement agreement under which the Company agreed to pay to DataCentered the sum of $103,500 and the parties agree to a full and complete release of claims and to dismiss all complaints against the other with prejudice. As a result, $103,500 has been accrued in the Company’s financial statements as of March 31, 2005.
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

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SonicWALL, Inc., et al., No. C-04-0202 MJJ (N.D. Cal.) (“Chaykowsky”); Pensiero DPM Inc. v. SonicWALL, Inc., et al., No. C-03-5633 JSW (N.D. Cal.) (“Pensiero”). The complaints sought unspecified damages and generally alleged that the Company’s financial statements were false and misleading in violation of federal securities laws because the financial statements included revenue recorded on the sale of load-balancing products that were defective and did not comply with a purported warranty. These complaints appeared to have been based on the same factual allegations as the Data Centered case. The Company believed that these claims were without merit for numerous reasons, including, as alleged in the Company’s cross-complaint in the Data Centered case, that the claims were based on a fraudulently altered document that included a warranty clause that was not part of the parties’ contract. On February 9, 2004, plaintiffs in the Edwards case voluntarily dismissed their complaint without prejudice. On April 7, 2004, plaintiffs in the Chaykowsky case voluntarily dismissed their complaint without prejudice and on April 15, 2004, plaintiffs in the Pensiero case voluntarily dismissed their complaint without prejudice. As a result no loss has been accrued in the Company’s financial statements as of March 31, 2005.
      On December 12, 2003, a putative derivative complaint captioned Reichert v. Sheridan, et al., No. 01-03-CV-010947, was filed in California Superior Court, Santa Clara County. The Complaint sought unspecified damages and equitable relief based on causes of action against various of the Company’s present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. The Company was named solely as a nominal defendant against whom no monetary recovery is sought. This complaint appeared to be based upon the same factual allegations contained in the Data Centered case that the Company had denied and disputed as set forth in the Company’s cross-complaint in that case. On April 23, 2004, plaintiffs voluntarily dismissed their complaint without prejudice. As a result no loss has been accrued in the Company’s financial statements as of March 31, 2005.
      On March 23, 2005, Watchguard Technologies, Inc. (“Watchguard”) filed a complaint captioned Watchguard Technologies Inc., v. Michael N. Valentine and SonicWALL, Inc., No. 3-05CV0572-K, in the United States District Court for the Northern District of Texas. The Complaint seeks injunctive relief, compensatory and punitive damages in an amount in excess of the jurisdictional minimum, and cost of suit against its former employee, Michael N. Valentine, and his new employer, the Company, for purported misappropriation of Watchguard trade secrets and unfair competition. On April 28, 2005, the Company answered with a general denial of the allegations contained in the complaint. The Company believes that it has meritorious defenses and intends to defend the case vigorously. No estimate can be made of the possible loss, or possible range of loss, if any, associated with this resolution of this contingency. As a result, no loss has been accrued in the Company’s financial statements as of March 31, 2005.
      Additionally, the Company is party to routine litigation incident to its business. The Company believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial statements taken as a whole or its results of operations, financial position and cash flows.

10.	PURCHASED INTANGIBLES
      Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and certain intangible assets with an indefinite useful life be reviewed for impairment on an annual basis. In addition, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The Company will periodically evaluate if there are any events or indicator circumstances that would require an impairment assessment of the carrying value of the goodwill between each annual impairment assessment. For the three months ended March 31, 2005, no indicators of goodwill impairment were identified. The Company has elected to perform its annual impairment analysis during the fourth quarter of each year.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Intangible assets consist of the following (in thousands):

		March 31, 2005			December 31, 2004
	Weighted
	Average	Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net

Purchased technology	71 months	$26,970	$(19,703)	$7,267	$26,970	$(18,567)	$8,403
Non-compete agreements	36 months	7,019	(7,019)	—	7,019	(7,019)	—
Customer base	69 months	18,140	(13,601)	4,539	18,140	(12,904)	5,236
Other	18 months	400	(379)	21	400	(373)	27

Total intangibles		$52,529	$(40,702)	$11,827	$52,529	$(38,863)	$13,666

      Estimated future amortization expense to be included in cost of revenue is as follows (in thousands):

Fiscal Year

2005 (second, third and fourth quarter)	$3,407
2006	3,860

Total	$7,267

      Estimated future amortization expense to be included in operating expense is as follows (in thousands):

Fiscal Year

2005 (second, third and fourth quarter)	$2,110
2006	2,450

Total	$4,560

11.	INCOME TAXES
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
      Since June 30, 2003, the Company has had a full valuation allowance against its net deferred tax assets because the Company determined that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future due to historical operating losses. The Company’s income (loss) before income taxes was earned in domestic and foreign jurisdictions.

12.	RECENT ACCOUNTING PRONOUNCEMENTS
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. In March 2005, the SEC issued SAB 107, which provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. Generally, the approach in Statement 123(R) is similar to the approach described in

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Statement 123. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values beginning with the first fiscal year beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The company is required to adopt SFAS No. 123(R) in the first quarter of 2006. The company is currently evaluating the requirements of SFAS No. 123(R) and expects that adoption of SFAS No. 123(R) will have a material impact on the company’s consolidated financial position and consolidated results of operations. The company has not yet determined the method of adoption or the effect of adopting SFAS No. 123(R), and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. See pro forma stock-based compensation in Note 8 of the Notes to Condensed Consolidated Financial Statements.
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

13.	SHAREHOLDER’S EQUITY

Shareholder’s Equity
      During the three months ended March 31, 2005, 133,700 shares of Common Stock were issued upon the exercise of options under the Company’s stock option plans.

Stock Repurchase Program
      In November 2004, the Company’s Board of Directors authorized a stock repurchase program to reacquire up to $50 million of common stock. In February 2005, the Company’s Board of Directors increased the amount under the stock repurchase program from $50 million to $75 million, extended the term of the program from twelve (12) to twenty-four (24) months following the date of original authorization and increased certain predetermined pricing formulas. During the fourth quarter of fiscal 2004, the Company repurchased and retired 3.2 million shares of SonicWALL common stock at an average price of $6.08 per share for an aggregate purchase price of $19.4 million. During the first quarter of fiscal 2005, the Company repurchased and retired 4.9 million shares of SonicWALL common stock at an average price of $6.06 per share for an aggregate purchase price of $29.9 million. The remaining authorized amount for stock repurchases under this program is $25.7 million. In April 2005, the Company’s Board of Directors authorized

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a modification to the stock repurchase program to delete certain elements that provided for systematic repurchases.
      The purchase price for the shares of the Company’s common stock repurchased was reflected as a reduction to shareholders’ equity in accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins”.

14.	EMPLOYEE BENEFITS

Pension Plan
      The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. The Company’s contribution to this plan is discretionary. For the years ended December 31, 2004 and 2003, the Company did not make any contributions to the plan.
      Effective January 1, 2005, the Company modified the terms of the defined contribution retirement plan to provide a discretionary matching contribution amount which is currently 50% of the employee contribution up to a maximum of $2,000 annually for each participant. All such employer contributions vest immediately. As a result, the Company has expensed approximately $261,000 during the first quarter 2005.

Deferred Compensation Plan
      In June 2004, SonicWALL adopted a deferred compensation plan (DCP) to provide specified benefits to, and help retain, a select group of management and highly compensated employees and directors (Participants) who contribute materially to the Company’s continued growth, development and future business success. Under the DCP, Participants may defer up to 80% of their salary and up to 100% of their annual bonus and commission. Each Participant’s deferral account is credited with an amount equal to the net investment return of one or more equity or bond funds selected by the Participant. Amounts in a Participant’s deferral account represent an unsecured claim against the Company’s assets and are paid, pursuant to the Participant’s election, in a lump-sum or in quarterly installments at a specified date during the officer’s employment or upon the Participant’s termination of employment with the Company. The Company does not make any contributions to this plan. At March 31, 2005, the trust assets and the corresponding deferred compensation liability was $1,062,000 and $1,063,000, respectively, and is included in other current assets and other current liabilities, respectively.

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
Recent Developments

Restatement
      The Company restated its consolidated financial statements for the year ended December 31, 2004 and for each of the quarters in the year then ended to correct the amounts recorded under both the Company’s 2004 sales commission and 2004 employee bonus programs. The corrections resulted in a reduction in cost of revenues and operating expenses of approximately $1.1 million for the year ended December 31, 2004. The restatement was reflected in the Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on May 16, 2005.
      Consequently, the effect of the restatement on the three months ended March 31, 2004 has been reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.
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
      We design and develop the key components for the majority of our products. In addition, we generally determine the components that are incorporated in our products and select the appropriate suppliers of these components. Product testing and burn-in are performed by our contract manufacturer using tests that we typically specify.
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

Product and Service Platform
      Our products serve as a platform for revenue generation for both us and our channel. Each appliance sale can result in additional revenue through the simultaneous or subsequent sale of add-on software licenses, such as our Global Management System, or through the sale of additional value-added services, such as Content Filtering, Client Anti-Virus and integrated Gateway Anti-Virus, Intrusion Prevention and Anti-Spyware Services. We plan to introduce more service options for our platforms, which will allow us to generate additional revenues from both our installed base of platforms as well as from those services coupled to incremental product sales.

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

End User Acceptance
      We began offering integrated security appliances in 1997, and since that time we have shipped approximately 640,000 revenue units. When measured by units shipped, we are typically among the top three suppliers in the markets in which we compete. Our experience in serving a broad market and installed base provides us with opportunities to become leaders in the areas of ease-of-use and reduced total cost of ownership. Additionally, our demonstrated end-user acceptance provides our current and prospective channel partners with an increased level of comfort when deciding to offer our products to their customers.

Integrated Design
      Our platforms utilize a highly integrated design in order to improve ease-of-use, lower acquisition and operational costs for our customers, and enhance performance. Each of our products ships with multiple Ethernet network connections. Various models also integrate 802.11a/b/g wireless access points, V.90 analog modems, and ISDN terminal adapters to support different connection alternatives. Every appliance also ships with pre-loaded firmware to provide for rapid set up and easy installation. Each of these tasks can be managed through a simple web-browser session.
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

License and Services Revenues
      We believe that the software and services component of our revenue has several characteristics that are positive for our business as a whole: the license and services revenues are associated with a higher gross margin than our product revenues; the services component of the revenues is recognized ratably over the services period, and thus provides in aggregate a more predictable revenue stream than product revenues, which are generally recognized at the time of the sale; and to the extent that we are able to achieve good renewal rates, we have the opportunity to lower our selling and marketing expenses attributable to that segment. If we are successful in licensing our software and selling our services to both our installed base and in conjunction with our new product sales, we will likely be able to leverage incremental revenue out of each product transaction. However, should we not achieve reasonable rates of selling associated services to our installed base or as part of new product sales, or witness lower service renewal rates, we risk having our revenues concentrated in more unpredictable product and license sales.

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
      Retroactive price protection rights tied to certain specific circumstances are contractually offered to the majority of the Company’s channel partners. The Company evaluates these rights carefully based on stock on hand in the channels that has been purchased within 60 days of the price change with the exception of Ingram Micro and Tech Data. Revenue from these two distributors is not recognized until they sell the product to their customers. As a consequence there is no adverse impact on recognized revenue. In general, retroactive price adjustments are infrequent in nature. At March 31, 2005, and 2004, the Company had a reserve for price protection in the amounts of $112,000, $0, respectively.

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
      Valuation of long-lived and intangible assets and goodwill. Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets requires, among other things, the discontinuance of goodwill amortization and the testing for impairment of existing goodwill and other intangibles. Accordingly, we are required to perform an impairment review of our goodwill balance on at least an annual and interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting units below their carrying value. This impairment review involves a two-step process as follows:

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
      We currently operate in one reportable segment, which is also the only reporting unit for purposes of SFAS No. 142. Since we currently only have one reporting unit, all of the goodwill has been assigned to the enterprise as a whole. The estimation of fair value requires that we make judgments concerning future cash flows and appropriate discount rates. We completed our annual review during the fourth quarter of 2004 and 2003. We have considered a number of factors to estimate the fair values, including independent third-party valuations and appraisals, when making these determinations. Based on impairment tests performed, there was no impairment of our goodwill in fiscal 2004 and 2003. In addition, for the three months ended March 31, 2005, no indicators of goodwill impairment were identified. Any further impairment charges recorded in the future could have a material adverse impact on our financial conditions and results of operations.
Significant Transactions

Restructuring
      During 2002 and 2003, we implemented two restructuring plans — one initiated in the second quarter of 2002 and the second initiated in the second quarter of 2003. The information contained in Note 7 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q is hereby incorporated by reference into this Part I, Item 2.

RESULTS OF OPERATIONS
      The following table sets forth certain consolidated financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended
	March 31,

	2005	2004

		As restated
Revenue:
Product	57.2%	71.4%
License and service	42.8	28.6

Total revenue	100.0	100.0

Cost of revenue:
Product	20.3	25.6
License and service	6.2	4.7
Amortization of purchased technology	3.6	3.6

Total cost of revenue	30.1	33.9

Gross margin	69.9	66.1

Operating expenses:
Research and development	17.2	18.8
Sales and marketing	38.1	35.8
General and administrative	11.2	11.8
Amortization of purchased intangibles	2.2	2.6
Restructuring charges	—	—
Stock-based compensation	(0.2)	0.5

Total operating expenses	68.5	69.5

Income (loss) from operations	1.4	(3.4)
Interest income and other expense, net	4.2	2.6

Income (loss) before income taxes	5.6	(0.8)
Provision for income taxes	(0.3)	(0.3)

Net income (loss)	5.3%	(1.1)%

Revenue

Product Revenue

	Three Months Ended
	March 31,

	2005	2004	% Variance

	(In thousands, except
	percentage data)
Product	$18,197	$22,718	(20)%
Percentage of total revenue	57%	71%
License and service	13,608	9,117	49%
Percentage of total revenue	43%	29%

Total revenue	$31,805	$31,835	0%

      The decrease in product revenues was across all geographies, and across both our entry level and high end products. In the three months ended March 31, 2005, we shipped approximately 37,000 units. This shipment rate compared to 39,000 units in the three months ended March 31, 2004. The decrease during the three months ended March 31, 2005, as compared to the same period in 2004 was mainly due to reductions in product sales in certain European countries, a reduction in our OEM revenues, and decreases in the average selling prices of our products.
      During the three months ended March 31, 2005, we continued to introduce new products, including the TZ150W wireless security platform, and enhancements to our services portfolio, including Anti-Spyware functionality. In the fourth quarter of 2004, we introduced the TZ 150 as part of our TZ Series product offering which we believe provides a feature rich total security platform combining ease-of-use with the flexibility to meet the changing needs of small and medium-sized networks. In addition, we augmented our PRO Series product family with new product introductions over the past twelve months. During the first quarter of 2005, we introduced the PRO 1260, a total security and switching platform, integrating a deep packet inspection firewall/ VPN with an intelligent, wire-speed 24-port switch for solid network security, flexibility and reliability for the basic network requirements.

License and Service Revenue
      License and service revenue is comprised primarily of licenses and services such as node upgrades, intrusion prevention service, anti-virus protection, and content filtering services. In addition, we generate license and service revenues from extended service contracts, licensing of our software, and professional services related to training, consulting and engineering services. We expect the market opportunity for our subscription products (in particular our intrusion prevention service, anti-virus, and content filtering services) sold to our installed base to increase as our installed base grows. We have dedicating increased sales and marketing resources to sell into our installed base, and we are also focusing resources on marketing renewals for existing subscriptions. In the three months ended March 31, 2005, revenues from our two primary subscription products, content filtering and anti-virus protection, increased to $3.9 million from $2.7 million during the three months ended March 31, 2004. In the three months ended March 31, 2005 revenue from service contracts increased to approximately $5.6 million from $3.3 million during the three months ended March 31, 2004. The increase in subscription services and service contracts was primarily due to the increase in our installed base; increased marketing efforts; higher sales of software applications; and higher sales of subscription services sold in conjunction with our products.

Channel data
      Our SonicWALL products are sold primarily through distributors who then resell our products to resellers and selected retail outlets. Distribution channels accounted for approximately 99% of total revenues in the three months ended March 31, 2005, compared to 97% of total revenues in the three months ended March 31, 2004. Two U.S. distributors, Ingram Micro and Tech Data, both of which are major computer equipment and accessory distributors, combined account for approximately 38% of our revenue in the three months ended March 31, 2005. Ingram Micro and Tech Data combined account for approximately 34% of our revenue in the three months ended March 31, 2004, respectively. This year over year increase as a percentage of total revenue is primarily due to higher end-user demand resulting in higher sales activity by Ingram Micro and Tech Data and lower revenue in EMEA.
      In addition to our distribution channels, we also sell our products to OEMs who sell our technologies under their brand names. Our OEM revenues decreased in line with our strategy to $159,000 in the three months ended March 31, 2005 from $992,000 in the three ended March 31, 2004, which primarily related to lower sales of our appliances to our OEM partners.

Geographic revenue data

	Three Months Ended
	March 31,

	2005	2004	% Variance

	(In thousands, except
	percentage data)
Americas	$21,727	$21,568	1%
Percentage of total revenues	69%	68%
EMEA	6,162	6,768	(9)%
Percentage of total revenues	19%	21%
APAC	3,916	3,499	12%
Percentage of total revenues	12%	11%

Total revenues	$31,805	$31,835

      The Americas included non-U.S. net sales of $866,000 and $970,000 for the three months ended March 31, 2005 and 2004, respectively.
      The slight increase in revenues in the Americas was primarily due to increased sales of our license and service products, partially offset by a decrease in product revenues. The decrease in revenues in EMEA was primarily due to the decrease in product sales in certain European countries. We have continued our efforts on recruiting large distributors that have the infrastructure to sell a broader range of products in expanded territories. In addition, we continue to introduced new products in the region. To increase the percentage of revenue in international markets, we intend to support these larger distributors in EMEA with sufficient product to enable them to grow sales in the region. As a result, we plan on continually monitoring inventory levels in the channel to optimize lead times to meet customer demand. We believe the increase in revenues in APAC was primarily due to our efforts in strengthening relationships with our channel partners combined with increased marketing activities in the regions. In addition, the hiring of new sales management and dedicated senior sales personnel, has contributed to our growth in the APAC region.

Cost of Revenue

	Three Months Ended
	March 31,

	2005	2004	% Variance

		As restated
	(In thousands, except
	percentage data)
Product	$6,447	$8,139	(21)%
Gross margin	65%	64%
License and service	1,978	1,515	31%
Gross margin	85%	83%
Amortization of purchased technology	1,136	1,136	0%

Total cost of revenue	$9,561	$10,790

Note — Effect of amortization of purchased technology has been excluded from product and license and service gross margin discussions below.

Cost of Product Revenue; Gross Margin
      Cost of product revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers, amortization of purchased technology related to our acquisitions of Phobos and RedCreek, and related overhead costs associated with our manufacturing operations personnel. Additionally, warranty costs and inventory provisions or write-downs are included in cost of product revenue. Cost of product revenue decreased primarily as a result of lower overall shipments and lesser production cost due to the expansion of the product offering with lower cost products. We shipped approximately 37,000 units in the three months ended March 31, 2005, compared to 39,000 units in the three months ended March 31, 2004.
      Gross margin from product sales decreased to $11.8 million, but increased to 65% of product revenue in the three months ended March 31, 2005 from $14.6 million, or 64% of product revenue in the three months ended March 31, 2004. The slight increase in product gross margin is primarily attributable to a product mix shift to higher margin products. We expect gross margins to continue to be challenged by continued price competition.

Cost of License and Service Revenue; Gross Margin
      Cost of license and service revenue includes all costs associated with the production and delivery of our license and service products, including cost of packaging materials and related costs paid to contract manufacturers, technical support costs related to our service contracts, royalty costs related to certain subscription products, and personnel costs related to the delivery of training, consulting, and professional services. Cost of license and service revenue increased in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, as set forth in the table above. This increase was due primarily to technical support costs to support our increased service contract offerings combined with the increased installed base. Gross margin from license and service sales increased to $11.6 million, or 85% of license and service revenues in the three months ended March 31, 2005 from $7.6 million, or 83% of license and service revenues in the three months ended March 31, 2004. The increase in the gross margin percentage related primarily to fixed costs being in line with the prior year corresponding quarter and scalability of the business.

Amortization of Purchased Technology

	Three Months Ended
	March 31,

	2005	2004	% Variance

	(In thousands, except
	percentage data)
Expense	$1,136	$1,136	0%
Percentage of total revenue	4%	4%
      Amortization of purchased technology represents the amortization of existing technology acquired in our business combinations accounted for using the purchase method. Purchased technology is being amortized over the estimated useful lives of four to six years. Amortization for both three month periods ended March 31, 2005 and March 31, 2004 primarily consisted of $1,093,000 and $43,000 relating to the amortization of purchased intangibles associated with the acquisitions of Phobos and RedCreek, respectively.
      Future amortization to be included in cost of revenue based on current balance of purchased technology absent any additional investment is as follows (in thousands):

Fiscal Year

Remaining nine months of 2005	$3,407
2006	3,860

Total	$7,267

      Our gross margin has been and will continue to be affected by a variety of factors, including competition; the mix of products and services; new product introductions and enhancements; fluctuations in manufacturing volumes and the cost of components and manufacturing labor.

Operating Expenses

Research and Development

	Three Months Ended
	March 31,

	2005	2004	% Variance

		As restated
	(In thousands, except
	percentage data)
Expense	$5,456	$5,980	(9)%
Percentage of total revenue	17%	19%
      Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products. For the three months ended March 31, 2005, the decrease in absolute dollars was primarily as a result of a transfer of personnel and associated costs whereby certain allocation costs decreased by approximately $226,000 as well as a decrease in allocated facilities costs, including rent and insurance of $164,000. Lastly, our personnel costs decreased due to an overall decrease in salaries and related benefits of $144,000.
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

Sales and Marketing

	Three Months Ended
	March 31,

	2005	2004	% Variance

		Restated
	(In thousands, except
	percentage data)
Expense	$12,171	$11,402	7%
Percentage of total revenue	38%	36%
      Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, costs related to customer support, travel, tradeshows, promotional and advertising costs, and related facilities costs. For the three months ended March 31, 2005, the increase in sales and marketing expenses is primarily due to increased personnel costs due to our continued expansion of international markets, primarily in the areas of senior sales and marketing personnel, whereby salaries/contract labor and related benefits increased by approximately $1,369,000. In addition, our advertising costs decreased by approximately $367,000 caused by the timing of certain advertising events and our commission expense increased by approximately $317,000 due to an increase in revenue. Our allocations to other departments increased by $351,000 and lastly, we consolidated our annual partner conference and worldwide sales meeting into one event in the second quarter of 2005 as compared to two separate events in the first and second quarters in 2004, resulting in a decrease of approximately $222,000 in the first quarter of 2005 as compared to the same period of 2004.

General and Administrative.

	Three Months Ended
	March 31,

	2005	2004	% Variance

		As restated
	(In thousands, except
	percentage data)
Expense	$3,550	$3,790	(6)%
Percentage of total revenue	11%	12%
      For the three months ended March 31, 2005, the decrease in general and administrative expenses was primarily due to a decrease in compensation and related benefit costs of approximately $290,000 related to an overall decrease in headcount. In addition, our legal expenses decreased by approximately $247,000 because we incurred expenses of approximately $325,000 in the first quarter of 2004 in connection with the defense of the securities class actions and shareholder derivative suit which we did not incur in the first quarter of 2005. The decrease in costs was offset by an increase of costs of approximately $306,000 related to corporate governance, principally due to the cost of compliance associated with the evaluation of internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Lastly, we incurred increased recruiting costs of approximately $139,000 primarily related to hiring of executive personnel.
      We believe that general and administrative expenses will increase in absolute dollars and remain relatively stable as a percentage of total revenue as we incur costs related to new regulatory and corporate governance matters.

Amortization of Purchased Intangibles.

	Three Months
	Ended
	March 31,

	2005	2004	% Variance

	(In thousands,
	except
	percentage data)
Expense	$703	$812	(13)%
Percentage of total revenue	2%	3%
      Amortization of purchased intangibles represents the amortization of assets arising from contractual or other legal rights acquired in business combinations accounted for as a purchase except for amortization of existing technology which is included in cost of revenue. Purchased intangible assets are being amortized over their estimated useful lives of three to six years. The primary reason for the reduction in amortization expense in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was that certain intangibles from various acquisitions reached the end of their useful life. Amortization for the three months ended March, 2005 primarily consisted of $697,000 and $6,000 relating to the amortization of purchased intangibles associated with the acquisitions of Phobos and RedCreek, respectively. Amortization for the three months ended March 31, 2004 primarily consisted of $698,000, $6,000, and $26,000 associated with the acquisitions of Phobos, RedCreek, and Ignyte, respectively.
      Future amortization to be included in operating expense based on current balance of purchased intangibles absent any additional investment is as follows (in thousands):

Fiscal Year

Remaining nine months of 2005	$2,110
2006	2,450

Total	$4,560

Stock-based Compensation.

	Three Months
	Ended
	March 31,

	2005	2004	% Variance

	(In thousands,
	except
	percentage data)
Expense	$(75)	$147	(151)%
Percentage of total revenue	0%	1%
      Amortization (Reversal) of stock-based compensation was $(75,000) and $147,000 for the three months ended March 31, 2005 and 2004, respectively. Amounts in the three months ended March 31, 2005 and 2004, respectively, relate to a modification of a stock option grant which is subject to variable accounting treatment, resulting in expense or contra-expense recognition each period, using the cumulative expense method.

Interest Income and Other Expense, Net.
      Interest income and other expense, net consists primarily of interest income on our cash, cash equivalents and short-term investments, and was $1.4 million for the three months ended March 31, 2005, compared to $835,000 in the three months ended March 31, 2004. The fluctuations in the short-term interest rates directly influence the interest income recognized by us. For the three months ended March 31, 2005, the increase was primarily due to higher interest rates.

Provision for Income Taxes.
      The provision for income taxes in the three months ended March 31, 2005 was $121,000 as compared to $85,000 in the three months ended March 31, 2004. As of June 30, 2003 we have a full valuation allowance against our deferred tax assets because the determination was made that it is more likely than not that all deferred tax asset may not be realized in the foreseeable future due to historical operating losses. The net operating loss and research and development tax credit carryovers that make up the vast majority of the deferred tax assets will expire at various dates through the year 2024. Going forward, we will assess the continued need for the valuation allowance. After we have demonstrated profitability for a period of time and begin utilizing a significant portion of the deferred tax assets, we may reverse the valuation allowance, likely resulting in a significant benefit to the statement of operations in some future period. At this time, we cannot reasonably estimate when this reversal might occur, if at all.
LIQUIDITY AND CAPITAL RESOURCES
      For the three months ended March 31, 2005, our cash, cash equivalents and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, decreased by $31.0 million to $221.6 million as compared to an increase of $11.5 million to $255 million for the three month period ended March 31, 2004. Our working capital decreased for the three months ended March 31, 2005 by $25.3 million to $197.0 million as compared to an increase of $12.7 million to $232.4 million for the three months ended March 31, 2004.

Operating Activities
      For the three months ended March 31, 2005, cash used in operating activities totaled $1.4 million compared to cash provided by operating activities of $1.4 million in the same period of the prior year. For the three-month period ended March 31, 2005, cash used in operating activities was the result of increases in accounts receivable and prepaid expenses and decreases in accrued payroll and benefits offset by net income and increases in deferred revenue. Accounts receivable increased primarily due to the non-linearity of shipments combined with increase in billings. Accrued payroll and related benefits decreased primarily due the pay-outs under the 2004 bonus plan offset by the timing of payments to our employees. Other accrued liabilities decreased mainly due to the timing of payments, a decrease in accrued royalties, and a decrease in the restructuring reserve. Prepaid expenses increased primarily because of the timing of our annual insurance payments and due to prepayments made for our annual partner conference and worldwide sales meeting to be held in the second quarter of 2005. Deferred revenues increased due to increased sales of subscription services as well as an increase related to shipments to distributors whereby revenue is recognized on a sell-through method. For the three-month period ended March 31, 2004, cash provided by operating activities was the result of net loss adjusted by non-cash items, increases in deferred revenue offset by increases in accounts receivables, inventory, and prepaid expenses and decreases in accounts payable.
      Our primary source of operating cash flows is the collection of accounts receivable from our customers. We measure the effectiveness of our collections efforts by an analysis of accounts receivable daily sales outstanding (DSO). Our DSO in accounts receivable was 54 days at March 31, 2005 compared to 36 days at March 31, 2004. The increase in DSO at March 31, 2005 as compared to March 31, 2004 was primarily due to increased billings, the timing of collections and a slight increase in payment terms for international shipments. Collection of accounts receivable and related DSO will fluctuate in future periods due to the timing and amount of our future revenues and the effectiveness of our collection efforts. In the future, collections could fluctuate depending on the payment terms we extend to our customers, which historically is net thirty to ninety days.
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

Investing Activities
      For the three months ended March 31, 2005, cash provided by investing activities totaled $37.6 million, principally as a result of the net sale and maturity of $37.7 million of short-term investments and $177,000 used to purchase property and equipment. Net cash provided by investing activities for the three months ended March 31, 2004 was $28.2 million, principally as a result of the net sale and maturity of $28.9 million of short-term investments offset by $640,000 used to purchase property and equipment.

Financing Activities
      Financing activities used $28.7 million and provided $10.7 million for the three months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005, cash of $1.2 million was provided from common stock issuances as a result of stock option and employee stock purchase plan share excercises, offset by $29.9 million used as part of the Company’s stock repurchase program. For the three months ended March 31, 2004, cash was provided from common stock issuances as a result of stock option and employee stock purchase plan share exercises.

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

Off-Balance Sheet Arrangements and Contractual Obligations
      We do not have any debt, long-term obligations or long-term capital commitments. The following summarizes our principal contractual commitments as of March 31, 2005 (in thousands):

		Payments Due by Period

		Less Than	1 to 3	3 to 5
Contractual Obligations	Total	One Year	Years	Years

Operating lease obligations	$1,575	$529	$269	$777
Non-Cancelable Purchase obligations	$8,473	$8,473	$—	$—
      We outsource our manufacturing function primarily to one third-party contract manufacturer. At March 31, 2005, we had purchase obligations to this vendor totaling approximately $8.9 million. Of this amount $5.3 million cannot be cancelled. We are contingently liable for any inventory owned by the contract manufacturer that becomes excess and obsolete. As of March 31, 2005, we had accrued $44,000 for excess and obsolete inventory held by our contract manufacturer. We are contingently liable for any inventory related to the non-cancelable purchase obligations in the event that the inventory becomes excess and obsolete.
RECENT ACCOUNTING PRONOUNCEMENTS
      The information contained in Note 12 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q is hereby incorporated by reference into this Part I, Item 2.

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
      Overall weakness in the general economy and volatility in the demand for Internet security products are two of the many factors underlying our inability to predict our revenue for a given period. We base our spending levels for product development, sales and marketing, and other operating expenses largely on our expected future revenue. A large proportion of our expenses are fixed for a particular quarter or year, and therefore, we may be unable to implement a decrease in our spending in time to compensate for any unexpected quarterly or annual shortfall in revenue. As a result, any shortfall in revenue would likely adversely affect our operating results. For the year ended December 31, 2003, we reported a net loss of $17.7 million. For the year ended December 31, 2004, we reported a net loss of $313,000. Our accumulated deficit as of March 31, 2005 is $123.2 million. We do not know if we will be able to achieve profitability in the future.

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
      To date, sales to two distributors have accounted for a significant portion of our revenue. For the three month period ended March 31, 2005, approximately 99% of our sales were to distributors and resellers, and sales through Ingram Micro and Tech Data accounted for approximately 17% and 21% of our revenue, respectively. In 2004, approximately 98% of our sales were to distributors and resellers, and sales through Ingram Micro and Tech Data accounted for approximately 17% and 21% of our revenue, respectively. In 2003, approximately 96% of our sales were to distributors and resellers, and sales through Ingram Micro and sales to Tech Data accounted for approximately 23% and 20% of our revenue, respectively. In addition, for the three months ended March 31, 2005, our top 10 customers accounted for 63% of our total revenues. In each of 2004 and 2003, our top 10 customers accounted for 56% or more of total revenues. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. Although we have limited one-year agreements with Ingram Micro and Tech Data and certain other large distributors, these contracts are subject to termination at any time. We cannot assure you that any of these customers will continue to place orders with us, that orders by these customers will continue at the levels of previous periods or that we will be able to obtain large orders from new customers. If any of the foregoing should occur, our revenues will likely decline and our business will be adversely affected. In addition, as of March 31, 2005, Ingram Micro and Tech Data represented $1.1 million and $3.5 million, respectively of our accounts receivable balance, constituting 6% and 18%, respectively of our total receivables. As of December 31, 2004, Ingram Micro and Tech Data represented approximately $815,000 and $3.8 million of our accounts receivable balance, constituting 6% and 26%, of total receivables, respectively. As of December 31, 2003, Ingram Micro and Tech Data represented approximately $1.3 million and $1.4 million of our accounts receivable balance, constituting 14% and 15%, of total receivables, respectively. The failure of any of these customers to pay us in a timely manner could adversely affect our balance sheet, our results of operations and our creditworthiness, which could make it more difficult to conduct business.

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
      We provide our major distributors with price protection rights for inventories of our products held by them. If we reduce the list price of our products, our major distributors receive refunds or credits from us that reduce the price of such products held in their inventory based upon the new list price. As of March 31, 2005, we estimated that approximately $13.1 million of our products in our distributors’ inventory are subject to price protection, which represented approximately 10% of our annualized revenue for the quarter ended March 31, 2005. We have incurred approximately $11,000 of credits under our price protection policies in the first quarter 2005. As of December 31, 2004, we estimated that approximately $14.3 million of our products in our distributors’ inventory are subject to price protection, which represented approximately 11% of our revenue for the year ended December 31, 2004. We have incurred approximately $98,000 of credits under our price protection policies in 2004. Future credits for price protection will depend on the percentage of our price reductions for the products in inventory and our ability to manage the level of our major distributors’ inventory. If future price protection adjustments are higher than expected, our future results of operations could be materially adversely affected.

We are dependent on international sales for a substantial amount of our revenue. We face the risk of international business and associated currency fluctuations, which might adversely affect our operating results.
      International revenue represented 31% of total revenue for the three months ended March 31, 2005, 30% of total revenue in 2004, and 30% of total revenue in 2003. We expect that international revenue will continue to represent a substantial portion of our total revenue in the foreseeable future. Our risks of doing business abroad include our ability to structure our distribution relationships in a manner consistent with marketplace requirements and on favorable terms, and if we are unable to do so, revenue may decrease from our international operations. Because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. A weakened dollar could increase the cost of local operating expenses and procurement of raw materials. We are subject to the risks of conducting business internationally, including potential foreign government regulation of our technology, general geopolitical risks associated with political and economic instability, changes in diplomatic and trade relationships, and foreign countries’ laws affecting the Internet generally.

Delays in deliveries from our suppliers could cause our revenue to decline and adversely affect our results of operations.
      Our products incorporate certain components or technologies that are available from single or limited sources of supply. Specifically, our products rely upon components from companies such as Iwill, Intel, Cavium, and Broadcom. We do not have long-term supply arrangements with any vendor, and any disruption in the supply of these products or technologies may adversely affect our ability to obtain necessary components or technology for our products. If this were to happen, our product shipments may be delayed or lost, resulting in a decline in sales. In addition, our products utilize components that have in the past been subject to market shortages and price fluctuations. If we experience price increases in our product components, we will experience declines in our gross margin.

We depend on partners to provide us with the anti-virus and content filtering software, and if they experience delays in product updates or provide us with products of substandard quality, our revenue may decline and our products are services may become obsolete.
      We have arrangements with partners to license their anti-virus and content filtering software. Anti-virus and content filtering revenue accounted for 12%, 10% and 6% of total revenue for the three months ended March 31, 2005, and for the years ended December 31, 2004 and 2003, respectively. Our partners may fail to provide us with updated products or experience delays in providing us with updated products. In addition, our partners may provide us with products of substandard quality. If this happens, we may be unable to include this functionality in the solution-based offerings that we sell to our customers and consequently our offerings would not contain the most advanced technology. In that event, our customers might purchase similar offerings from one of our competitors, or sales to our customers may be delayed. In such a case, our revenues will be adversely affected.

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
      We have entered into arrangements with original equipment manufacturers (“OEMs”) to sell our products, and these OEMs sell our technologies under their brand name. Our OEM revenues represented approximately 1%, 2%, and 4% of total revenues for the three months ended March 31, 2005, and for the years ended December 31, 2004 and 2003, respectively. Some of our OEM partners are also competitors of ours, as those OEM partners have developed their own products that will compete against the products jointly produced by our OEM partners and us. This increased competition could result in decreased sales of our product to our OEM customers, decreased revenues, lower prices and/or reduced gross margins. If any of the foregoing occurs, our business may suffer.

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
      Because we provide Internet security, we may become a greater target for attacks by computer hackers. We will not succeed unless the marketplace is confident that we provide effective Internet security protection. Networks protected by our products, software and services may be vulnerable to electronic break-ins. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. Although we have not experienced significant damages from acts of sabotage or unauthorized access by a third party of our internal network to date, if an actual or perceived breach of Internet security occurs in our internal systems or those of our end-user customers, regardless of whether we cause the breach, it could adversely affect the market perception of our products, software and services. This could cause us to lose current and potential customers, resellers, distributors or other business partners. If any of the above occurs, our revenues could decline and our business could suffer.

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
      Although we did not make any acquisitions during the three months ended March 31, 2005, or in 2004 or 2003, we may make acquisitions or investments in other companies, products or technologies in the future. If we acquire other businesses in the future, we will be required to integrate operations, train, retain and motivate the personnel of these entities as well. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners.
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
      Our discussion and analysis of financial condition and results of operations in this report is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to: sales returns and allowances; bad debt; inventory reserves; bonus and commission accruals, warranty reserves; restructuring reserves; intangible assets; and deferred taxes.
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

We have been unable to predict accurately the costs associated with evaluating our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and may continue to be unable to do so in the future.
      We have been unable to accurately predict the costs, including the costs of both internal assessments and external auditor assessments, associated with complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and in evaluating our internal control over financial reporting. Costs of compliance were significantly larger than originally anticipated in 2004, and costs of compliance in future periods may continue to be unpredictable, which could have an adverse effect on our financial results.

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

Our Financial Statements have been impacted, and could again be impacted, by the need to restate previously issued annual or interim financial statements.
      We reported that our financial statements filed on Form 10-K for the fiscal year ended December 31, 2004, and the interim financial statements therein, should no longer be relied upon because of an error related to the over accrual of amounts to be paid under the Company’s 2004 Sales Compensation Plan and the Company’s 2004 Employee Bonus Plan. In addition, we have received an opinion from our independent registered public accounting firm that our internal controls over financial reporting for the fiscal year ended December 31, 2004 were not effective. Depending on when we learn of the error in our financial statements, we may have to restate our financial statements for a previously reported period. If we are unable to certify the adequacy of our internal controls over financial reporting and our independent registered public accounting firm are unable to attest thereto or if we learn of errors in our financial statements at a point in time that results in a conclusion that previously reported financial statements should no longer be relied upon, investors could lose confidence in our internal controls over financial reporting, our disclosure controls and the reliability of our financial statements, which could result in a decrease in the value of our common stock and could cause serious harm to our business, financial condition and results of operations.

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
      We believe that stock options are a key element in our ability to attract and retain employees in the markets in which we operate. In December 2004, the Financial Accounting Standards Board issued Share-based Payment, which requires a company to recognize, as an expense, the fair value of stock option and other stock-based compensation to employees beginning in 2006. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not consider stock option grants issued under our employee stock option plans to be compensation when the exercise price of stock option is equal to or greater than the fair market value on the date of grant. For 2006 and thereafter, we will be required to take a compensation charge as stock options or other stock-based compensation awards are issued or as they vest, including the unvested portion of options that were granted prior to 2006. This compensation charge will be based on a calculated value of the option or other stock-based award using a methodology that has not yet been finalized, and which may not correlate to the current market price of our stock. The calculations required under the new accounting rules are very complex. Recognizing this fact, the Financial Accounting Standard Board has made such rules effective as of the beginning of the first annual reporting period that begins after June 15, 2005. For us, this will be our fiscal first quarter, which commences January 1, 2006. We believe that the effect of such compensation expense will have a material effect on our reported results from historical levels.

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

Interest rates risk
      Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we classified our short-term investments as available-for-sale. Consequently, investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. As of March 31, 2005, our cash, cash equivalents and short-term investments included money-markets securities, corporate bonds, municipal bonds and commercial paper which are subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates change prior to maturity.

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
      The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted average interest rates as of March 31, 2005:

	Maturing in

	Less Than	More Than
	One Year	One Year	Total

	(In thousands, except percentage data)
Short-term investments	$50,300	$140,470	$190,770
Weighted average interest rate	1.89%	3.11%

Foreign currency risk
      We consider our exposure to foreign currency exchange rate fluctuations to be minimal. We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars. For the three months ended March 31, 2005, we earned approximately 31% of our revenue from international markets, which in the future may be denominated in various currencies. As a result, in the future our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. In addition, because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future. In addition, we have minimal cash balances denominated in foreign currencies. We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      The Company conducted an evaluation, with the participation of its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2005. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.
      Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded the Company’s disclosure controls and procedures were not effective as of March 31, 2005, because the material weaknesses related to the Company’s (1) lack of a sufficient complement of personnel with a level of financial reporting expertise commensurate with its financial reporting requirements (2) failure to maintain effective controls over the timing of the recognition of revenue (3) failure to maintain effective controls over the accounting for certain lease transactions and (4) failure to maintain effective controls over the determination and accuracy of certain liabilities and the related expenses, as fully described in the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2004, had not been remediated.
      In light of the material weaknesses that exist as of March 31, 2005, the Company performed additional analysis and other post-closing procedures to ensure the interim condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
      As fully described in the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2004, management had previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the material weaknesses identified as (1) (2) and (3) above. However, in connection with the restatement of the Company’s consolidated financial statements for the year ended December 31, 2004, management determined that the material weakness identified in (4) above also existed as of December 31, 2004. Accordingly, management restated its Annual Report on Form 10-K for the year ended December 31, 2004 to include the material weakness identified in (4) above, which has resulted in changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation of Material Weaknesses
      The Company has taken several steps toward remediation of the material weaknesses described in our Annual Report on Form 10-K/ A for the year ended December 31, 2004. The Company implemented a series of additional controls designed to provide greater assurance that delivery and risk of loss requirements are satisfied prior to the end of applicable accounting period. In addition, the Company increased headcount in the accounting department to improve the level of accounting expertise and capabilities of the accounting department personnel. As of December 31, 2004, the position of Chief Financial Officer was vacant. On January 21, 2005 the Company announced that Robert Selvi had joined the Company as its Chief Financial Officer.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
      The information set forth in the section entitled “Legal proceedings” in Note 8 of Part I, Item 1 of this Form 10-Q is hereby incorporated by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      Issuer Purchases of Equity Securities (in thousands, except per-share amounts)

	Total		Total Number of Shares	Value of Shares That
	Number of	Average	Purchased as Part of	May Yet be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs(1)	Plans or Programs(1)

January 1, 2005 to January 31, 2005	2,596	$5.92	2,596	$40,274
February 1, 2005 to February 28, 2005	1,407	$6.35	1,407	$31,339
March 1, 2005 to March 31, 2005	938	$6.00	938	$25,716

Total	4,941		4,941	$25,716

(1)	In November 2004, the Company’s Board of Directors authorized a stock repurchase program to reacquire up to $50 million of common stock. In February 2005, the Company’s Board of Directors increased the amount under the stock repurchase program from $50 million to $75 million, extended the term of the program from twelve (12) to twenty-four (24) months following the date of original authorization and increased certain predetermined pricing formulas. During the fourth quarter of fiscal 2004, the Company repurchased and retired 3.2 million shares of SonicWALL common stock at an average price of $6.08 per share for an aggregate purchase price of $19.4 million. During the first quarter of fiscal 2005, the Company repurchased and retired 4.9 million shares of SonicWALL common stock at an average price of $6.06 per share for an aggregate purchase price of $29.9 million. The remaining authorized amount for stock repurchases under this program is $25.7 million. In April 2005, the Company’s Board of Directors authorized a modification to the stock repurchase program to delete certain elements that provided for systematic repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
      None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None

ITEM 5.	OTHER INFORMATION
      None

ITEM 6.	EXHIBITS

Number	Description

10.1	Amendment No. 1 to Amended and Restated Issuer Repurchase Plan Agreement dated April 8, 2005 between SonicWALL, Inc. and RBC Dain Rauscher Inc.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Accounting Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California.

Sonicwall, Inc.

By:	/s/ Robert Selvi

Robert Selvi
Chief Financial Officer
Dated: May 16, 2005

INDEX TO EXHIBITS

Number	Description

10.1	Amendment No. 1 to Amended and Restated Issuer Repurchase Plan Agreement dated April 8, 2005 between SonicWALL, Inc. and RBC Dain Rauscher Inc.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.