Form 10-K/A
period 2004-12-31
SONICWALL INC
filed 2005-06-02
CIK 1093885

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/ A
(Amendment No. 2)

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-27723
SonicWALL, Inc.
(Exact name of registrant as specified in its charter)

California	77-0270079
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1143 Borregas Avenue, Sunnyvale, California 94089

(Address of Principal Executive Offices including Zip Code)
Registrant’s telephone number, including area code:
(408) 745-9600
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:
Common Stock (no par value)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934).     Yes ☑          No ☐
      The aggregate market value of the outstanding common equity held by non-affiliates of the registrant as of September 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $56,338,000. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns more than 5% of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      The number of shares of the Registrant’s common stock outstanding as of April 15, 2005 was 63,902,314.
DOCUMENTS INCORPORATED BY REFERENCE
      None.

Explanatory Note to Form 10-K Amendment No. 2
      This Amendment No. 2 (this “Amendment”) to the annual report on Form 10-K is being filed solely to provide the information required by Part III, including Items 10, 11, 12, 13 and 14. This Amendment amends only Part III of Form 10-K, as set forth herein. Unaffected items have not been repeated in this Amendment. This report still speaks as of the filing date of the Form  10-K and, except as expressly stated herein, no attempt has been made to update this report to reflect events occurring subsequent to the date of the initial filing date of the Form 10-K. All information contained in this Amendment is subject to updating and supplementing, as provided in our periodic reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the Form 10-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant
Directors of the Registrant
      The following table gives certain information as to each person serving on our Board of Directors and our executive officers as of March 31, 2005:

Name	Age	Position

Charles D. Kissner(3)	57	Chairman of the Board
Matthew Medeiros	48	President and Chief Executive Officer and Director
Frederick M. Gonzalez	55	Vice President, General Counsel and Corporate Secretary
Robert B. Knauff	43	Vice President, Finance, Corporate Controller and Chief Accounting Officer
Robert D. Selvi	48	Chief Financial Officer
Michael M. Stewart	56	Vice President, WorldWide Sales
Charles Berger(1)	51	Director
David W. Garrison(1)(2)	49	Director
John C. Shoemaker(2)(3)	62	Director
Cary H. Thompson(1)	48	Director
Edward F. Thompson(1)	66	Director
Robert M. Williams(2)(3)	50	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Corporate Governance and Nominations Committee.
Directors
      Charles Berger has been a director of our company since December 2004. Since March 2003, Mr. Berger has been President and Chief Executive Officer of Nuance Communications, Inc., a leader in the voice automation market. Mr. Berger has more than 25 years experience in high technology. Prior to Nuance, Mr. Berger was President and Chief Executive Officer of Vicinity, Inc., a leading provider of locations-based technology and solutions from December 2001 through 2002. He has also held the position of Chief Executive Officer at AdForce from July 1997 through June 2001 and prior to that was Chief Executive Officer at Radius, Inc. Earlier in his career, he held senior executive roles at a range of market-leading companies including Sun Microsystems, Apple Computer, and Rolm. Mr. Berger holds a Bachelors of Science in Business Administration from Bucknell University and a Masters Degree in Business Administration from Santa Clara University. Mr. Berger serves on the board of directors of Nuance Communications, Inc. and Tier Technologies, Inc.
      David W. Garrison has served as a director of our company since January 2003. He is currently President and Chief Executive Officer of STSN, a provider of broadband services for hotels, and has served in such position since October 2002. From 2000 to 2001, Mr. Garrison was Chairman and Chief Executive Officer of Verestar, a satellite services company, where he also served on the board of Verestar’s parent company, American Tower. From 1995 to 1998, Mr. Garrison was Chairman and Chief Executive Officer of Netcom, a pioneer Internet service provider. Mr. Garrison has served as independent director on more than a half dozen boards of private and public companies. Mr. Garrison holds a Bachelor of Science degree from Syracuse University and a Master of Business Administration degree from Harvard University.

      Charles D. Kissner has served as a director of our company since July 2000 and as Chairman of our Board of Directors since March 2003. He is currently Chairman and Chief Executive Officer of Stratex Networks, Inc., a global provider of wireless transmission solutions where he had served as Chairman of the Board since 1997 and as Chief Executive Officer from 1995 to 2000 and from 2001 to present. Previously, Mr. Kissner was vice president/general manager of M/ A-Com, Inc., a manufacturer of radio and microwave communication products, and president, chief executive officer and a director of Aristacom International, Inc., a communications software company. He was executive vice president of Fujitsu Network Switching, Inc. and held several key positions at AT&T (now Lucent Technologies) in general management, finance, sales, marketing, and engineering. Mr. Kissner serves on the Advisory Board of Santa Clara University’s Leavey School of Business. Mr. Kissner holds a Bachelor of Science degree from California State Polytechnic University and a Master of Business Administration degree from Santa Clara University.
      Matthew Medeiros was named our President and Chief Executive Officer and appointed to our Board of Directors in March 2003. Prior to joining SonicWALL, Mr. Medeiros had served since 1998 as President and Chief Executive Officer of Philips Components. As the chief architect of the liquid crystal display (LCD) joint venture between Philips Electronics and LG Electronics, Mr. Medeiros established Philips as a leader in flat displays. Before Philips, Mr. Medeiros was vice president and general manager for the Optical Polymers Group, and vice president of business development for the Electronic Materials division of AlliedSignal. Mr. Medeiros also has extensive background in PC manufacturing, operations and materials management following executive positions at Radius, NeXT Computer and Apple Computer. Mr. Medeiros graduated from the University of San Francisco with a bachelor’s degree in business administration in management science.
      John Shoemaker has served as a director of our company since August 2004. Mr. Shoemaker has three decades of high-technology experience. Beginning in 1990 and continuing through June 2004, Mr. Shoemaker held various executive management positions at Sun Microsystems, including executive vice president, worldwide operations organizations and executive vice president and general manager for its Computer Systems Division. Previously, Mr. Shoemaker served in a number of senior executive positions with the Xerox Corporation. Mr. Shoemaker received a bachelor’s degree from Hanover College, where he is currently on the Board of Trustees. He also holds a Master of Business Administration degree from Indiana University where he is a member of the School of Business Dean’s Advisory Council and CIO Advisory Council. He has also completed Ph.D. coursework at the Indiana University School of Government and has served on the boards of various private and not-for-profit entities.
      Cary H. Thompson has served as a director of our company since January 2001. Mr. Thompson has served as senior managing director for Bear, Stearns & Co., Inc. since 1999 and is the head of Corporate Finance for Bear, Stearns’ Los Angeles office. Mr. Thompson joined Bear Stearns from Aames Financial Corporation where he served as chief executive officer from June 1996 to June 1999. Mr. Thompson received a Bachelor of Arts degree from the University of California, Berkeley, and a Juris Doctorate from the University of Southern California Law School. Mr. Thompson serves on the board of directors of Fidelity National Financial, Inc. and Fidelity National Information Systems, Inc.
      Edward F. Thompson has been a director of our company since December 2003. Prior to joining our Board of Directors, Mr. Thompson was a consultant to the Audit Committee of our Board of Directors beginning in June 2003. Mr. Thompson has served as a senior advisor to Fujitsu Limited and as a director of several Fujitsu subsidiaries or portfolio companies since 1995. From 1976 to 1994, Mr. Thompson served in a series of management positions with Amdahl Corporation including, from August 1983 to June 1994, chief financial officer and secretary of Amdahl and from October 1985 to June 1994, chief executive officer of Amdahl Capital Corporation. Mr. Thompson holds a Master of Business Administration degree in operations research from Santa Clara University and a Bachelor of Science degree in aeronautical engineering from the University of Illinois. He is also a member of the Advisory Board of Santa Clara University’s Leavey School of Business. Mr. Thompson is a member of the board of directors of Stratex Networks, Inc. and Niku Corporation.

      Robert M. Williams has been a director of our company since May 1999. Since January 1998, Mr. Williams has been a general partner of Bay Partners, a venture capital firm. From May 1993 to December 1997, Mr. Williams was vice president, marketing and business development of NetManage, Inc., a networking software product development and sales company. Before then, Mr. Williams held various marketing positions at several companies, including Verity, Inc., an Internet text engine developer, and Ingres Corp., a developer of relational database management software. Mr. Williams received a Bachelor of Arts degree from Dartmouth College and a Master of Business Administration degree from the Stanford Graduate School of Business.
Executive Officers
      Frederick M. Gonzalez was named Vice President and General Counsel in January 2004 and was elected Corporate Secretary in March 2004. From August 2002 until July 2003, Mr. Gonzalez was vice president and general counsel for Extreme Network, Inc. and from May 2000 until August 2002, he was vice president and general counsel for Polycom, Inc. Prior to Polycom, Mr. Gonzalez served in various positions within the corporate legal department at Amdahl Corporation, including associate general counsel from 1994 until May 2000. Mr. Gonzalez received a Bachelor of Science degree in Chemistry, a Masters Degree in Business Administration and a Juris Doctor degree (summa cum laude) from Santa Clara University. He currently serves on the Board of Visitors of the Santa Clara University School of Law and on the Board of Directors of the Silicon Valley Law Foundation. He is a member of the bar in the State and Federal Courts in California and the United States Supreme Court.
      Robert B. Knauff was named our Vice President, Finance, Controller and Chief Accounting Officer in November 2003. From September 1997 until November 2003, Mr. Knauff held various management roles at Rational Software Corporation, including Corporate Controller. Beginning in February 2003, Mr. Knauff led the financial integration of Rational Software into IBM. Prior to joining Rational Software, Mr. Knauff held various financial management and controller positions in the high technology industry. Mr. Knauff received a Bachelor of Arts degree in business economics from the University of California, Santa Barbara, and is a Certified Public Accountant in the State of California.
      Robert D. Selvi was named our Vice President and Chief Financial Officer in January 2005. Mr. Selvi has 25 years of experience in senior financial management roles at leading technology companies. From 1992 to 1995, Mr. Selvi held the position of Chief Financial Officer at Claris Corporation. He was also Chief Financial Officer at Cooper & Chyan Technology from 1995 to 1997 and Artisan Components from 1997 to 1999. Most recently, Mr. Selvi served as Chief Financial Officer of Kontiki, a private enterprise software company, from 2001 to 2004. Mr. Selvi currently serves on the Board of Directors of eSilicon Corporation, Sunnyvale, California, and on the Advisory Board of Santa Clara University’s Leavey School of Business. He holds a Bachelor of Science degree in Commerce and a Master of Business Administration degree, each from Santa Clara University.
      Michael M. Stewart was named our Vice President, Worldwide Sales, in August 2003. From December 2001 until June 2003, Mr. Stewart was vice president of worldwide sales for Minerva Networks, and from February 1999 until October 2001, he was vice president of worldwide sales for Cylink Corporation. Prior to Cylink, Mr. Stewart was president and chief executive officer of Escalate Networks, Inc. Mr. Stewart has a CLED from the United States Armed Forces Institute.
Audit Committee and Audit Committee Financial Expert
      In 2004 the Audit Committee of our Board of Directors consisted of directors Charles D. Kissner, Cary H. Thompson, Edward F. Thompson (chair) and David W. Garrison. On January 28, 2004, Mr. Kissner resigned from the Committee. Upon his appointment to our Board of Directors in December 2004, Charles Berger was appointed to the Audit Committee. The Audit Committee met nine times during fiscal year 2004. The Audit Committee makes recommendations to our Board of Directors regarding various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, fees to be paid to our auditors, and our accounting practices. The Audit Committee, among other things, meets separately with our independent auditors and our senior management, and reviews the general scope of our accounting, financial reporting, annual audit and the results of the annual audit and interim financial statements, auditor independence issues, and the adequacy of the Audit Committee’s charter. The Audit Committee operates under a written charter that was approved by our Board of Directors on April 6, 2004 and which can be viewed at the corporate governance section of our website at www.sonicwall.com. The Audit Committee of our Board of Directors currently consists of directors Edward F. Thompson (Chair), Charles Berger, Cary H. Thompson and David W. Garrison, each of whom is independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ Listing standards. Our Board of Directors has determined that Edward F. Thompson is an “audit committee financial expert” as that term is defined in Item 401(h) of Regulation S-K of the Securities Act of 1933, as amended.
Consideration of Shareholder Recommendations and Nominations
      It is the policy of the 2005 Corporate Governance and Nominations Committee to consider both recommendations and nominations for candidates to our Board of Directors from shareholders.
      A shareholder who desires to recommend a candidate for election to our Board of Directors shall direct the recommendation in writing to the Company Corporate Secretary, 1143 Borregas Avenue, Sunnyvale, California 94089, and must include the candidate’s name, home and business contact information, detailed biographical data and qualifications, information regarding any relationships between the candidate and our company within the last three years and evidence of the nominating person’s beneficial ownership of our stock and amount of stock holdings.
      If, instead, a shareholder desires to nominate a person directly for election to our Board of Directors, the shareholder must follow the rules set forth by the SEC and meet the deadlines and other requirements set forth in Section 2.14 of our Bylaws, including sending a notice to the Company Corporate Secretary setting forth, (i) the name and address of the shareholder who intends to make the nominations or propose the business and, as the case may be, of the person or persons to be nominated or of the business to be proposed, (ii) a representation that the shareholder is a holder of record of our stock that intends to vote such stock at such meeting and, if applicable, intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, (iii) if applicable, a description of all arrangements or understandings between the shareholder and each nominee or any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder, and (iv) if applicable, the consent of each nominee as a director of our company if so elected.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership on a Form 3 and reports of changes in ownership of our common stock and other securities on a Form 4 or Form 5. Such executive officers, directors and 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all of our executive officers, directors and 10% shareholders made all the necessary filings under Section 16(a) during fiscal year 2004, with the following exceptions. Frederick M. Gonzalez, Robert B. Knauff and Michael M. Stewart were each late with a Form 4 filing for an option granted on October 11, 2004.
Code of Ethics for Senior Executive and Financial Officers and Code of Conduct
      We have adopted a Code Ethics for Principal Executive and Senior Financial Officers and a Code of Conduct for all employees and members of our Board of Directors. Our Code of Ethics and our Code of Conduct are posted on our Internet website. The address of our website is www.sonicwall.com, and our Code of Ethics and our Code of Conduct may be found under the corporate governance section of our website. We will post any amendments to, or waivers from, our Code of Ethics and our Code of Conduct at that location on our website.

Item 11.	Executive Compensation
Summary Compensation Table
      The following table provides information concerning the compensation received for services rendered to our company in all capacities during the years ended December 31, 2004, 2003 and 2002 by our Chief Executive Officer and by each of our other most highly compensated executive officers whose aggregate compensation exceeded $100,000 during fiscal 2004. This table is based on earned compensation.

					Long-Term
					Compensation
	Annual Compensation				Awards

					Securities
					Underlying	All Other
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Options (#)	Compensation ($)

Matthew Medeiros(1)	2004	450,000	360,000		—	—
President and Chief Executive	2003	347,885	—		2,400,000	—
Officer	2002	—	—		—	—
Michael M. Stewart(2)	2004	200,000	192,499	(3)	75,000	—
Vice President, Worldwide Sales	2003	73,077	50,000		300,000	—
	2002	—	—		—	—
Kathleen M. Fisher(4)	2004	226,000	52,000		—	130,000	(5)
Former Chief Financial Officer	2003	113,000	15,000		375,000	—
	2002	—	—		—	—
Frederick M. Gonzalez(6)	2004	189,807	60,480		145,000	—
Vice President, General Counsel and	2003	—	—		—	—
Corporate Secretary	2002	—	—		—	—
Robert B. Knauff(7)	2004	160,000	52,000		75,000	—
Vice President, Finance,	2003	18,462	20,000		100,000	—
Corporate Controller and	2002	—	—		—	—
Chief Accounting Officer

(1)	Commenced employment in March 2003.

(2)	Commenced employment in August 2003.

(3)	Represents commission payments.

(4)	Ms. Fisher’s employment with our company as Chief Financial Officer commenced in July 2003 and terminated in October 2004.

(5)	Represents severance payment of $130,000.

(6)	Commenced employment in January 2004.

(7)	Commenced employment in November 2003.

Options Granted in Last Fiscal Year
      The following table provides information regarding stock options we granted in fiscal 2004 to our Chief Executive Officer and to each of our other most highly compensated executive officers whose aggregate compensation exceeded $100,000 during fiscal 2004. The table includes the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. We granted all options under our stock option plans at exercise prices equal to the fair market value of our common stock on the date of grant.

						Potential Realizable
	Individual Grants					Value at Assumed
						Annual Rates of
	Number of		Percent of			Stock Price
	Securities		Total Options			Appreciation for
	Underlying		Granted to			Option Term(5)
	Options		Employees in	Exercise Price	Expiration
Name	Granted (#)		Fiscal Year(3)	($/Sh)(4)	Date	5% ($)	10% ($)

Matthew Medeiros	—		—	—	—	—	—
Michael M. Stewart	75,000	(1)	2.1%	5.50	10/11/2014	259,419	657,419
Kathleen M. Fisher	—		—	—	—	—	—
Frederick M. Gonzalez	70,000	(2)	1.9%	8.52	01/26/2014	375,073	950,508
Frederick M. Gonzalez	75,000	(1)	2.1%	5.50	10/11/2014	259,419	657,419
Robert B. Knauff	75,000	(1)	2.1%	5.50	10/11/2014	259,419	657,419

(1)	This option was granted on October 11, 2004 and vests as to one-forty-eighth of the shares on November 11, 2004 and each one month anniversary thereafter, subject to the employee’s continued employment with our company.

(2)	This option was granted on January 26, 2004 and vests as to one-fourth of the shares on January 26, 2005 and as to one-forty-eighth of the shares at the end of each month thereafter, subject to the employee’s continued employment with our company.

(3)	In 2004, we granted options to purchase up to an aggregate of 3,753,070 shares to employees.

(4)	The exercise price may be paid in cash, in shares of common stock valued at fair market value on the exercise date, or through a cashless exercise procedure involving a same-day sale of the purchased shares.

(5)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC. There can be no assurance provided to any executive officer or any other holder of our securities that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of our common stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.
Aggregated Option Exercises and Fiscal Year-End Option Values
      The following table provides information regarding options exercised during fiscal 2004 and unexercised options held as of December 31, 2004 by our Chief Executive Officer and by each of our other most highly compensated executive officers whose aggregate compensation exceeded $100,000 during fiscal 2004.

				Number of Securities		Value of Unexercised
				Underlying Unexercised		In-the Money
	Number of			Options at		Options at
	Shares			Fiscal Year-End (#)		Fiscal Year-End ($)(2)
	Acquired on	Value
Name	Exercise (#)	Realized ($)		Exercisable	Unexercisable	Exercisable	Unexercisable

Matthew Medeiros	—	—		1,050,000	1,350,000	3,087,000	5,967,000
Michael M. Stewart	—	—		103,125	271,875	141,563	336,938
Kathleen M. Fisher	92,156	69,804	(1)	25,031	—	26,283	—
Frederick M. Gonzalez	—	—		3,125	141,875	2,563	58,938
Robert B. Knauff	—	—		30,208	144,792	2,563	58,938

(1)	On various dates in 2004, shares were exercised and simultaneously sold. The value realized is based on the per share sale prices of shares of our common stock, minus the per share exercise price, multiplied by the number of shares exercised on the respective sale date.

(2)	The value of underlying securities is based on the $6.32 per share closing price of our common stock on December 31, 2004 minus the aggregate exercise price.
Director Compensation
      On July 23, 2002 our Board of Directors adopted and we began paying the following cash compensation to our non-employee directors for their services as directors and members of committees of our Board of Directors: (i) an annual payment of $12,000 for service as a non-employee director, to be payable on a quarterly basis on the first day of each quarter; (ii) a payment of $1,000 per Board meeting attended in person, to be payable on the date of each such meeting so attended; (iii) a payment of $500 per Board meeting attended by phone, to be payable on the date of each such meeting so attended; (iv) an annual payment of $5,000 for service on the Audit Committee, to be payable on a quarterly basis on the first day of each quarter; (v) an annual payment of $3,000 for service on the Compensation Committee, to be payable on a quarterly basis on the first day of each quarter; (vi) an annual payment of $3,000 for service on the Corporate Governance and Nominations Committee, to be payable on a quarterly basis on the first day of each quarter; (vii) a payment of $1,000 per committee meeting attended in person, to be payable on the date of each such meeting so attended; and (viii) a payment of $500 per committee meeting attended by phone, to be payable on the date of each such meeting so attended. On October 24, 2003, our Board of Directors approved the following changes to the cash compensation to our non-employee directors for their services as directors and members of committees of our Board of Directors: (1) the chairperson of each Board committee shall be paid an additional annual cash retainer of $3,000 to be payable on a quarterly basis on the first day of each quarter and (2) the annual cash retainer for non-employee directors was increased from $12,000 to $25,000 to be payable on a quarterly basis on the first day of each quarter.
      On July 23, 2002 our Board of Directors adopted the following policy with respect to stock option grants to our non-employee directors: (i) upon initial appointment as a director, each director will be granted an option to purchase 25,000 shares of our common stock, which option will vest monthly over four years; and (ii) each director will be granted an additional option to purchase 20,000 shares of our common stock annually on the date of our annual meeting of shareholders, which option will vest monthly over four years. On July 29, 2004, our Board of Directors approved the following changes to the policy regarding stock option grants to our non-employee directors: (1) all future option grants to provide for full vesting one year after the grant date and extension of the option exercise period after ceasing to be a non-employee director from 90 days to two years, and (2) all future option grants, as well as the modification of all options previously granted to directors David W. Garrison, Charles D. Kissner, Cary H. Thompson, Edward F. Thompson and Robert M. Williams, to provide for full acceleration of vesting of non-vested option shares if within the 12 month period following certain changes in control of our company, the director ceases serving as a member of our Board of Directors other than upon (i) voluntary resignation, (ii) death or disability or (iii) removal for cause. During 2004, directors John C. Shoemaker and Charles Berger were each granted, upon their initial appointment, a 25,000 share option at per share exercise prices of $6.86 and $5.99, respectively, and directors David W. Garrison, Charles D. Kissner, Cary H. Thompson, Edward F. Thompson and Robert M. Williams were each granted a 20,000 share option at a per share exercise price of $7.66.
Employment Contracts and Termination of Employment and Change in Control Arrangements
      On March 14, 2003, we entered into an employment agreement with Matthew Medeiros, our President and Chief Executive Officer, which agreement was amended and restated on July 29, 2004 and which provides for an annual base salary of $450,000 plus a targeted annual bonus payment equal to 100% of base salary, up to a maximum of 200% of base salary, based on milestones to be established by our Board of Directors or Compensation Committee. In addition, the amended and restated employment agreement acknowledges the grant of a 2,400,000 share stock option to Mr. Medeiros in 2003 vesting over four years and provides for certain severance benefits if Mr. Medeiros is terminated without cause or if he resigns for good reason, subject to Mr. Medeiros entering into a release of claims with our company. These severance benefits differ depending on when in relation to a change of control such termination occurs. In the first instance, if Mr. Medeiros’ employment terminates without cause or if he resigns for good reason prior to 90 days before a change of control or more than one year after a change of control, he shall receive the following severance benefits: (i) a lump sum payment equal to 12 months salary and (ii) an additional lump sum payment determined by averaging the target percentages achieved under our annual bonus plan with respect to any company fiscal year quarters already concluded in the year of termination and multiplying such average percentage by 150% of base salary; provided, however, that if Mr. Medeiros’ termination occurs in the first quarter of a company fiscal year, then such average percentage shall be equal to the target percentage achieved in the most recently concluded fiscal year. Alternatively, if Mr. Medeiros’ employment terminates within 90 days prior to a change of control through one year following a change of control (the “Change of Control Period”), he shall receive the following severance benefits: (i) a lump sum payment equal to two years’ salary, (ii) accelerated vesting as to all stock options and other equity compensation then held, and (iii) a bonus under our annual bonus plan, pro-rated according to the percentage of the applicable fiscal year Mr. Medeiros is employed by us.
      On August 11, 2003, we entered into an offer letter with Michael M. Stewart, our Vice President, Worldwide Sales, which provides for an annual base salary of $200,000, a maximum 2003 bonus payment of $50,000 and a targeted 2004 bonus payment of up to 150% of base salary based on the achievement of defined performance goals. In addition, the offer letter recommends the grant of a 300,000 share stock option vesting over four years.
      On October 24, 2003, we entered into an offer letter with Robert B. Knauff, our Vice President, Finance, Controller and Chief Accounting Officer, which provides for an annual base salary of $160,000, a sign-on bonus of $20,000 plus an annual bonus payment of up to 40% of base salary, subject to our company achieving our financial goals and the achievement by Mr. Knauff of defined performance goals. In addition, the offer letter recommends the grant of a 100,000 share stock option vesting over four years.
      On January 21, 2004, we entered into an offer letter with Frederick M. Gonzalez, our Vice President, General Counsel and Corporate Secretary, which provides for an annual base salary of $210,000 plus an annual bonus payment of up to 40% of base salary, subject to our company achieving our financial goals and the achievement by Mr. Gonzalez of defined performance goals. In addition, the offer letter recommends the grant of a 70,000 share stock option vesting over four years.
      On January 19, 2005, we entered into an offer letter with Robert D. Selvi, our Chief Financial Officer, which provides for an annual base salary of $260,000 plus an annual bonus payment of up to 40% of base salary. In addition, the offer letter recommends the grant of a 375,000 share stock option vesting over four years.
      We entered into a Retention and Severance Agreement for Executive Officers with each of Kathleen M. Fisher, Robert B. Knauff, Frederick M. Gonzalez and Michael M. Stewart on April 20, 2004, and with Robert D. Selvi on January 24, 2005. Each such agreement provides for certain severance benefits if the executive officer is terminated without cause, subject to the executive officer entering into a release of claims with our company. If such termination occurs outside of a change of control, then the executive officer would be entitled to receive severance pay equal to his base salary rate, as then in effect, for a period of six months from the date of termination as well as six months of his targeted annual bonus. If such termination occurs (i) without cause during the period commencing on or after the public announcement of a definitive agreement that would result in a change of control of our company and ending on the date which is 12 months following a change of control or (ii) as a result of resignation by the executive officer for good reason during the period commencing on or after the public announcement of a definitive agreement that would result in a change of control of our company and ending on the date which is 12 months following a change of control, then the executive officer would be entitled to (a) receive a lump sum severance payment in an amount equal to 12 months base salary plus 12 months of his targeted bonus amount for the year of termination, (b) 50% accelerated vesting of all unvested equity awards granted prior to the change of control if he has been employed by our company for less than one year and (c) 100% accelerated vesting of all unvested equity awards granted prior to the change of control if he has been employed by our company for one year or longer.
      On June 20, 2003, we entered into an offer letter with Kathleen M. Fisher, our Chief Financial Officer, which provided for an annual base salary of $260,000 plus an annual bonus payment of up to 40% of base salary, subject to our company achieving our financial goals and the achievement by Ms. Fisher of defined performance goals. In addition, the offer letter recommended the grant of a 375,000 share stock option vesting over four years. Upon Ms. Fisher’s termination of employment with our company on October 27, 2004, this agreement terminated and Ms. Fisher received a severance payment in the amount of $130,000.
Compensation Committee Interlocks and Insider Participation
      The Compensation Committee of our Board of Directors currently consists of Messrs. Garrison, Shoemaker and Williams. None of these individuals has at any time been an employee or officer of our company. Until the Compensation Committee was formed in August 1999, the full Board of Directors made all decisions regarding executive compensation.
      None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      To our knowledge, the following table sets forth certain information with respect to beneficial ownership of our common stock, as of March 31, 2005, for:

•	each person who we know beneficially owns more than 5% of our common stock;

•	each of our directors and director nominees;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.

      Unless otherwise indicated, each of the following shareholders can be reached at or care of our principal offices at 1143 Borregas Avenue, Sunnyvale, California 94089.

	Number of	Percentage of
	Shares of	Shares of
	Common Stock	Common
	Beneficially	Stock
Name	Owned(1)	Outstanding

5% Shareholders:
NWQ Investment Management Company, LLC(2)	6,941,265	10.9%
FMR Corp.(3)	5,862,000	9.2%
Sudhakar Ravi(4)	5,543,286	8.7%
Sreekanth Ravi(5)	5,118,182	8.0%
Directors and Executive Officers:
Matthew Medeiros(6)	1,300,000	2.0%
Robert M. Williams(7)	269,935	*
Charles D. Kissner(8)	173,749	*
Michael M. Stewart(9)	142,187	*
Cary H. Thompson(10)	98,749	*
Robert B. Knauff(11)	48,436	*
Frederick M. Gonzalez(12)	34,270	*
David W. Garrison(13)	26,249	*
Edward F. Thompson(14)	23,645	*
Charles Berger	—	—
Kathleen M. Fisher	—	—
Robert D. Selvi	—	—
John C. Shoemaker	—	—
All current directors and executive officers as a group (12 persons)(15)	1,921,034	3.2%

*	Represents less than 1%.

(1)	Percentage of beneficial ownership is based on 63,955,194 shares of common stock outstanding as of March 31, 2005, together with option shares that may be exercised within 60 days of March 31, 2005 (“Vested Options”). Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of common stock shown held by them. Vested Options are deemed outstanding for computing the percentage ownership of the person holding the option, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	The number of shares beneficially owned is as of March 31, 2005, pursuant to a Schedule 13G/ A filed by NWQ Investment Management Company, LLC with the SEC on April 12, 2005. The address of NWQ Investment Management Company, LLC is 2049 Century Park East, 4th Floor, Los Angeles, CA 90067.

(3)	The number of shares beneficially owned is as of December 31, 2004, pursuant to a Schedule 13G/ A filed by FMR Corp. with the SEC on February 14, 2005. FMR Corp. possesses sole voting power with respect to 59,800 shares and sole dispositive power with respect to 5,862,000 shares. The address of FMR Corp. is 82 Devonshire Street, Boston, MA 02109.

(4)	The number of shares beneficially owned is as of December 31, 2004, pursuant to a Schedule 13G/ A filed by Sudhakar Ravi with the SEC on February 18, 2005. Includes 597,500 shares held by Sudhakar and Sumithra Ravi 1999 Trust. The address of Sudhakar Ravi is c/o Code Green Networks, Inc., 840 W. California Avenue, Sunnyvale, CA 94086.

(5)	The number of shares beneficially owned is as of December 31, 2004, pursuant to a Schedule 13G/ A filed by Sreekanth Ravi with the SEC on February 18, 2005. Includes 690,000 shares held by Sreekanth Ravi 1999 Pot Trust. The address of Sreekanth Ravi is c/o Code Green Networks, Inc., 840 W. California Avenue, Sunnyvale, CA 94086.

(6)	Includes 1,300,000 Vested Options.

(7)	Includes 57,536 shares held by The Amended and Restated Robert Monroe Williams and Margaret Ruth Caldwell Family Trust and 73,749 Vested Options.

(8)	Represents 173,749 Vested Options.

(9)	Represents 142,187 Vested Options.

(10)	Represents 98,749 Vested Options.

(11)	Represents 48,436 Vested Options.

(12)	Represents 34,270 Vested Options.

(13)	Represents 26,249 Vested Options.

(14)	Represents 23,645 Vested Options.

(15)	Includes an aggregate of 1,075,725 Vested Options.
Equity Compensation Plan Information
      The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2004. Footnote (1) to the table sets forth the total number of shares of common stock issuable upon exercise of options we assumed and common stock issuable upon exercise of options granted under plans we assumed in mergers and acquisitions.

	(a)	(b)	(c)
			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities to	Weighted Average	Equity Compensation
	be Issued Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column(a))

Equity compensation plans approved by security holders(2)(3)	13,409,645	$6.03	3,269,761	(4)
Equity compensation plans not approved by security holders(5)	12,673	$7.00	—

Total	13,422,318	$6.03	3,269,761

(1)	The table does not include information for equity compensation plans assumed by us in mergers and acquisitions. A total of 132,394 shares of common stock was issuable upon exercise of options assumed by us and options granted under plans assumed by us, and outstanding as of December 31, 2004, including (i) 54,295 shares issuable upon exercise of options assumed by us in our merger with Phobos Corporation in November 2000, (ii) 16,599 shares issuable upon exercise of options we assumed in our acquisition of Ignyte Technology, Inc. in March 2001, and (iii) 61,500 shares issuable upon exercise of options assumed by us in our acquisition of the assets and business of RedCreek Communications, Inc. in October 2001.

(2)	These plans include (i) our 1998 and 1994 Stock Option Plans, and (ii) our 1999 Employee Stock Purchase Plan.

(3)	The number of shares reserved for issuance under our 1998 Stock Option Plan is subject to an automatic annual increase on the first day of 2001 through 2008 equal to the lesser of, (i) 4,000,000 shares; (ii) 4% of our outstanding common stock on the last day of the immediately preceding fiscal year; or (iii) a lesser number of shares determined by our Board of Directors.

(4)	Includes 1,309,360 shares of our common stock available for issuance under our 1999 Employee Stock Purchase Plan as of December 31, 2004.

(5)	Represents outstanding options that were issued under Individual Written Compensation Agreements in connection with the recruitment and employment of new employee hires from RedCreek Communications. The weighted average exercise price of these grants was $7.00.
Change-in-Control Arrangements
      Please see the section of this Amendment entitled “Employment Contracts and Termination of Employment and Change-in-Control Arrangements.”

Item 13.	Certain Relationships and Related Transactions
      Since January 1, 2003, we have not been a party to any transaction or series of similar transactions in which the amount involved exceeds $60,000 and in which any director, executive officer, or holder of more than 5% of our common stock had or will have a direct or indirect material interest other than:

•	compensation arrangements which are described under the heading “Employment Contracts and Termination of Employment and Change in Control Arrangements” above; and

•	the transactions described below.
      On January 21, 2005, Robert D. Selvi, our Chief Financial Officer, was granted an option to purchase 375,000 shares of our common stock under our 1998 Stock Option Plan. The option has a per share exercise price of $6.22, expires on January 21, 2015, and vests as to one-fourth of the shares on January 21, 2006 and as to one-forty-eighth of the shares at the end of each month thereafter, subject to Mr. Selvi’s continued employment with our company.
      Our Articles of Incorporation and Bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by California law. We have also entered into indemnification agreements with our officers and directors containing provisions that may require us, among other things, to indemnify our officers and directors against liabilities that may arise by virtue of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Item 14.	Principal Accountant Fees and Services
Audit and Non-Audit Fees
      The following table sets forth fees for services PricewaterhouseCoopers LLP provided during fiscal years 2004 and 2003:

	2004	2003

Audit fees(1)	$900,000	$297,000
Audit-related fees(2)	$—	$21,000
Tax fees(3)	$27,235	$159,000
All other fees	$—	$—

Total	$927,235	$477,000

(1)	Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other statutory or regulatory filings.

(2)	Represents fees for the audit of our 401K Plan.

(3)	Represents fees for tax consulting and preparation of our tax returns. Our company engaged Deloitte & Touche during the second quarter of 2004 for Sarbanes-Oxley consulting and preparation of tax returns.
      The Audit Committee has considered whether the non-audit services provided by PricewaterhouseCoopers LLP are compatible with maintaining the independence of PricewaterhouseCoopers LLP and has concluded that the independence of PricewaterhouseCoopers LLP is maintained and is not compromised by the services provided. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by PricewaterhouseCoopers LLP. During fiscal year 2004, all of the services provided by PricewaterhouseCoopers LLP were pre-approved by the Audit Committee in accordance with this policy.

SIGNATURES
      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 1st day of June, 2005.

SONICWALL, INC.

By:	/s/ MATTHEW MEDEIROS

Matthew Medeiros,
Chief Executive Officer
POWER OF ATTORNEY
      We, the undersigned officers and directors of SonicWALL, Inc. hereby constitute and appoint Matthew Medeiros and Robert Selvi, and each of them individually, our true and lawful attorney-in-fact, with full power of substitution, to sign for us and in our names in the capacities indicated below any amendments to this Report on Form 10-K/ A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW MEDEIROS Matthew Medeiros	President, Chief Executive Officer and Director (Principal Executive Officer)	June 1, 2005

/s/ ROBERT SELVI Robert Selvi	Chief Financial Officer (Principal Financial Officer)	June 1, 2005

/s/ ROBERT KNAUFF Robert Knauff	Chief Accounting Officer (Principal Accounting Officer)	June 1, 2005

/s/ CHARLES KISSNER Charles Kissner	Chairman of the Board of Directors	June 1, 2005

/s/ Charles W. Berger Charles W. Berger	Director	June 1, 2005

/s/ DAVID W. GARRISON David W. Garrison	Director	June 1, 2005

/s/ JOHN C. SHOEMAKER John C. Shoemaker	Director	June 1, 2005

Signature	Title	Date

/s/ EDWARD THOMPSON Edward Thompson	Director	June 1, 2005

/s/ CARY THOMPSON Cary Thompson	Director	June 1, 2005

/s/ ROBERT M. WILLIAMS Robert M. Williams	Director	June 1, 2005

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.