Form 10-Q
period 2005-06-30
SONICWALL INC
filed 2005-08-09
CIK 1093885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2005

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at June 30, 2005

Common Stock, no par value	64,116,281 Shares

PART I.     FINANCIAL INFORMATION
      ITEM 1.     FINANCIAL STATEMENTS
SONICWALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(Unaudited)	As restated(1)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$34,457	$23,446
Short-term investments	197,929	229,226
Accounts receivable, net	19,381	14,204
Inventories	3,345	2,191
Prepaid expenses and other current assets	3,330	2,069

Total current assets	258,442	271,136
Property and equipment, net	2,380	3,395
Goodwill, purchased intangibles and other assets, net	108,463	112,314

	$369,285	$386,845

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,507	$5,737
Accrued payroll and related benefits	7,746	7,342
Other accrued liabilities	4,031	5,117
Deferred revenue	37,387	30,173
Income taxes payable	530	500

Total current liabilities	57,201	48,869

Commitments and contingencies (see Note 9)
Shareholders’ Equity	312,084	337,976

	$369,285	$386,845

(1)	Amounts as of December 31, 2004 have been derived from the audited financial statements as of the same date.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		As restated		As restated
	(In thousands, except per share data)
	(Unaudited)
Revenue:
Product	$19,032	$22,848	$37,640	$45,760
License and service	14,054	9,566	27,251	18,489

Total revenue	33,086	32,414	64,891	64,249
Cost of revenue:
Product	6,879	7,999	13,333	16,138
License and service	1,932	1,605	3,903	3,120
Amortization of purchased technology	1,136	1,136	2,272	2,272

Total cost of revenue	9,947	10,740	19,508	21,530

Gross margin	23,139	21,674	45,383	42,719

Operating expenses:
Research and development	5,637	6,187	11,093	12,167
Sales and marketing	12,946	12,557	25,117	23,959
General and administrative	3,997	3,525	7,547	7,315
Amortization of purchased intangibles	703	787	1,406	1,599
Restructuring charges	—	115	—	128
Amortization of stock-based compensation	10	33	(65)	180

Total operating expenses	23,293	23,204	45,098	45,348

Income (loss) from operations	(154)	(1,530)	285	(2,629)

Interest income and other expense, net	1,564	785	2,920	1,620

Income (loss) before income taxes	1,410	(745)	3,205	(1,009)
Provision for income taxes	(171)	(79)	(292)	(164)

Net income (loss)	$1,239	$(824)	$2,913	$(1,173)

Net income (loss) per share:
Basic	$0.02	$(0.01)	$0.05	$(0.02)

Diluted	$0.02	$(0.01)	$0.04	$(0.02)

Shares used in computing net loss per share:
Basic	63,995	71,134	64,656	70,592
Diluted	65,595	71,134	66,560	70,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2005	2004

		As restated
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$2,913	$(1,173)
Adjustments to reconcile net income (net loss) to net cash provided by operating activities:
Depreciation and amortization	4,997	5,698
Reduction in allowance of doubtful accounts and other	92	(91)
Amortization (reversal) of stock-based compensation	(65)	180
Non-cash restructuring charges	—	90
Changes in operating assets and liabilities:
Accounts receivable	(5,177)	(8,392)
Inventories	(1,154)	(1,480)
Prepaid expenses and other current assets	(1,261)	36
Other assets	173	(34)
Accounts payable	1,770	(148)
Accrued payroll and related benefits	404	1,990
Other accrued liabilities	(1,086)	225
Deferred revenue	7,214	5,697
Income taxes payable	30	(84)

Net cash provided by operating activities	8,850	2,514

Cash flows from investing activities:
Purchase of property and equipment	(319)	(1,844)
Maturity and sale of short-term investments	113,147	118,810
Purchase of short-term investments	(82,096)	(139,975)

Net cash provided by (used in) investing activities	30,732	(23,009)

Cash flows from financing activities:
Issuance of common stock under employee stock options and purchase plans	1,647	10,922
Repurchase of common stock	(30,218)	—

Net cash (used in) provided by financing activities	(28,571)	10,922

Net increase (decrease) in cash and cash equivalents	11,011	(9,573)
Cash and cash equivalents at beginning of period	23,446	30,467

Cash and cash equivalents at end of period	$34,457	$20,894

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on short-term investments, net of taxes	$(169)	$(509)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	CONSOLIDATED FINANCIAL STATEMENTS
      The accompanying condensed consolidated financial statements have been prepared by SonicWALL, Inc. (the “Company”), are unaudited and reflect all adjustments which are normal, recurring and, in the opinion of management, necessary for a fair statement of the financial position and the results of operations of the Company for the interim periods presented. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Specifically, the Company re-allocated the expenses of certain channel programs, which are accounted for as contra-revenue from product revenue to both product and license and service revenue. The condensed consolidated statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2004 as set forth in the Company’s Annual Report on Form 10-K/ A filed with the Securities and Exchange Commission on May 16, 2005.

2.	RESTATEMENT
      The Company restated its consolidated financial statements for the year ended December 31, 2004 and for each of the interim periods therein to correct the amounts recorded under both the Company’s 2004 sales commission and 2004 employee bonus programs. The corrections resulted in a reduction in cost of revenue and operating expenses of approximately $1.1 million for the year ended December 31, 2004. The restatement was reflected in the Annual Report on Form 10-K/ A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on May 16, 2005.
      The consolidated statement of cash flows for the period ended June 30, 2004, has been restated to reflect the adjustments on the components of cash flows from operating activities. There was no change to net cash flows from investing and financing activities. The following is a summary of the effects of the restatement on (i) the Company’s consolidated statements of operations for the three and six-months ended June 30, 2004 and (ii) the Company’s condensed consolidated balance sheet at December 31, 2004.

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004

	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

	(In thousands, except per share amounts)
Revenue
Product	$22,848	$—	$22,848	$45,760	$—	$45,760
License and service	9,566	—	9,566	18,489	—	18,489

Total revenue	32,414	—	32,414	64,249	—	64,249
Cost of revenue
Product	7,984	15	7,999	16,104	34	16,138
License and service	1,597	8	1,605	3,102	18	3,120
Amortization of purchased technology	1,136	—	1,136	2,272	—	2,272

Total cost of revenue	10,717	23	10,740	21,478	52	21,530
Gross Margin	21,697	(23)	21,674	42,771	(52)	42,719

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004

	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

	(In thousands, except per share amounts)
Operating expenses:
Research and development	6,118	69	6,187	12,108	59	12,167
Sales and marketing	12,511	46	12,557	23,769	190	23,959
General and administrative	3,560	(35)	3,525	7,309	6	7,315
Amortization purchased intangibles	787	—	787	1,599	—	1,599
Restructuring charges	115	—	115	128	—	128
Stock-based compensation	33	—	33	180	—	180

Total operating expenses	23,124	80	23,204	45,093	255	45,348
Loss from operations	(1,427)	(103)	(1,530)	(2,322)	(307)	(2,629)
Interest income and other expenses, net	785	—	785	1,620	—	1,620

Loss before income taxes	(642)	(103)	(745)	(702)	(307)	(1,009)
Provision for income taxes	(86)	7	(79)	(185)	21	(164)

Net loss	$(728)	$(96)	$(824)	$(887)	$(286)	$(1,173)

Basic and diluted net loss per share	$(0.01)	$—	$(0.01)	$(0.01)	$(0.01)	$(0.02)

	December 31, 2004

	As
	Previously
	Reported	Adjustments	As Restated

	(In thousands)
Accrued payroll and related benefits	$8,409	$(1,067)	$7,342
Total current liabilities	49,936	(1,067)	48,869
Accumulated deficit	(125,906)	995	(124,911)
Total shareholders’ equity	336,909	1,067	337,976

3.	CONSOLIDATION
      The consolidated financial statements include the balances of the Company and its wholly owned subsidiaries: Sonic Systems International, Inc., a Delaware corporation, Phobos Corporation, a Utah corporation, SonicWALL Switzerland, SonicWALL Norway and SonicWALL B.V., a subsidiary in the Netherlands. Sonic Systems International, Inc. is intended to be a sales office but to date has not had any significant transactions. All intercompany accounts and transactions have been eliminated in consolidation.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	NET INCOME (LOSS) PER SHARE
      The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		As restated		As restated
Numerator:
Net income (loss)	$1,239	$(824)	$2,913	$(1,173)
Denominator:
Weighted average shares used to compute basic EPS	63,995	71,134	64,656	70,592
Effect of dilutive securities:
Dilutive common stock equivalents	1,545	—	1,849	—
Dilutive common stock warrants	55	—	55	—

Weighted average shares used to compute diluted EPS	65,595	71,134	66,560	70,592

Net income (loss) per share:
Basic	$0.02	$(0.01)	$0.05	$(0.02)
Diluted	$0.02	$(0.01)	$0.04	$(0.02)

      At June 30, 2005, potentially dilutive securities of approximately 5.6 million consisting of options with a weighted average exercise price of $8.32, have not been considered in the computation of net income per share as these options’ exercise prices were greater than the average market price of common shares for the period.
      At June 30, 2004, potentially dilutive securities of approximately 12.2 million consisting of options and warrants with a weighted average exercise price of $6.17, have not been considered in the computation of net loss per share as their effect would have been anti-dilutive.

5.	COMPREHENSIVE INCOME (LOSS)
      Accumulated other comprehensive loss, as presented on the accompanying condensed consolidated balance sheets, consists of the pre-tax unrealized gains and losses on investment securities, and does not affect reported net income (loss). Comprehensive income (loss), net of tax, is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		As restated		As restated
Net income (loss)	$1,239	$(824)	$2,913	$(1,173)
Unrealized gain (loss) on investment securities, net of taxes	463	(528)	(169)	(509)

Comprehensive income (loss), net of tax	$1,702	$(1,352)	$2,744	$(1,682)

      The amount of income tax expense or benefit allocated to unrealized gains or losses on investment securities, as shown in the table above, is equivalent to the effective tax rate in each of the respective periods.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      In January 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. Accordingly, for exit or disposal activities initiated after December 31, 2002 the Company records restructuring charges as the provisions of SFAS No. 146 are met.

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

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth an analysis of the components of the 2002 restructuring plan and the payments made against the reserve from the second quarter of fiscal 2002 to June 30, 2005 (in thousands):

	Employee
	Severance	Facility	Asset
	Benefits	Costs	Impairments	Total

Restructuring charges incurred	$858	$1,944	$1,167	$3,969
Cash paid	(833)	(527)	(58)	(1,418)
Non-cash charges	—	—	(1,109)	(1,109)

Reserve balance at December 31, 2002	25	1,417	—	1,442
Cash paid	—	(818)	—	(818)
Adjustments	(25)	379	—	354

Reserve balance at December 31, 2003	—	978	—	978
Cash paid	—	(529)	—	(529)
Adjustments	—	(134)	—	(134)

Reserve balance at December 31, 2004	—	315	—	315
Cash paid	—	(171)	—	(171)

Reserve balance at June 30, 2005	$—	$144	$—	$144

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
      The restructuring plan resulted in the vacating of four facilities. The estimated facility costs were based on the Company’s discounted contractual obligations, net of assumed sublease income, based on current discounted comparable rates for leases in their respective markets. No future cash outlays are anticipated through the end of fiscal 2005. The restructuring plan resulted in the elimination of 43 positions worldwide. At the same time, the Company made investments in personnel in research and development and in the sales and marketing organization. As a consequence, the overall reduction in workforce was less than the number of positions eliminated as a result of the restructuring.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth an analysis of the components of the 2003 restructuring plan and the payments made for the plan from the second quarter of fiscal 2003 to June 30, 2005 (in thousands):

	Employee
	Severance	Facility	Asset
	Benefits	Costs	Impairments	Total

Restructuring charges incurred	$1,139	$242	$98	$1,479
Cash paid	(1,048)	(60)	—	(1,108)
Non-cash charges	—	—	(98)	(98)

Reserve balance at December 31, 2003	91	182	—	273
Cash paid	(49)	(104)	—	(153)
Adjustments	(42)	5	—	(37)

Reserve balance at December 31, 2004	—	83	—	83
Cash paid	—	(83)	—	(83)

Reserve balance at June 30, 2005	$—	$—	$—	$—

Summary information for combined restructuring plans
      The following table sets forth an analysis of the components of both the 2002 and 2003 restructuring plans and the payments made for the plans from December 31, 2003 to June 30, 2005 (in thousands):

	Employee
	Severance	Facility	Asset
	Benefits	Costs	Impairments	Total

Restructuring charges incurred	$858	$1,944	$1,167	$3,969
Cash paid	(833)	(527)	(58)	(1,418)
Non-cash charges	—	—	(1,109)	(1,109)

Reserve balance at December 31, 2002	25	1,417	—	1,442
Restructuring charges incurred	1,139	242	98	1,479
Cash paid	(1,048)	(878)	—	(1,926)
Adjustments	(25)	379	—	354
Non-cash charges	—	—	(98)	(98)

Reserve balance at December 31, 2003	91	1,160	—	1,251
Cash paid	(49)	(633)	—	(682)
Adjustments	(42)	(129)	—	(171)

Reserve balance at December 31, 2004	—	398	—	398
Cash paid	—	(254)	—	(254)

Reserve balance at June 30, 2005	$—	$144	$—	$144

8.	PRO FORMA STOCK-BASED COMPENSATION
      The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, compensation has been recognized using the intrinsic value method prescribed in Accounting Principle Board (APB) opinion No. 25 “Accounting for Stock issued to Employees” (APB No. 25) for the Company’s stock option plan and the purchase rights issued under the Employee Stock Purchase Plan (ESPP) in the accompanying statements of operations. Had compensation cost for the Company’s stock option plan and ESPP been

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
determined based on the fair value at the grant dates for stock options and purchase rights granted consistent with the provisions of SFAS No. 123, the Company’s net income(net loss) would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		As restated		As restated
Net income (loss):
As reported	$1,239	$(824)	$2,913	$(1,173)
Stock compensation expense under intrinsic value method, net of related tax effect	10	33	(65)	180
Stock-based compensation expense that would have been included in the determination of net loss had the fair value method been applied, net of related tax effect	(3,826)	(4,387)	(9,542)	(10,096)

Pro forma net loss	$(2,577)	$(5,178)	$(6,694)	$(11,089)

Basic net income (loss) per share — as reported	$0.02	$(0.01)	$0.05	$(0.02)

Diluted net income (loss) per share — as reported	$0.02	$(0.01)	$0.04	$(0.02)

Basic and diluted pro forma net loss	$(0.04)	$(0.07)	$(0.10)	$(0.16)

9.	COMMITMENTS AND CONTINGENCIES

Lease commitments
      The Company’s corporate headquarters and executive offices are located in approximately 86,000 square feet of office space in Sunnyvale, California under a lease that expires in September 2009. The lease provides for one five year renewal option. Additional sales and support offices are leased worldwide under leases that expire at various dates ranging from 2004 to 2006.
      Future minimum lease commitments at June 30, 2005 were as follows (in thousands):

2005 (third and fourth quarter)	$209
2006	42
2007	130
2008	518
Thereafter	388

$1,287

Purchase commitments
      The Company outsources its manufacturing function primarily to Flash Electronics, a third party contract manufacturer, and at June 30, 2005 it has purchase obligations to this vendor totaling $11.6 million. Of this amount, $5.3 million cannot be cancelled. The Company is contingently liable for any inventory owned by the contract manufacturer that becomes excess and obsolete. As of June 30, 2005, $42,000 had been accrued for excess and obsolete inventory held by our contract manufacturer. In addition, in the normal course of business the Company had $1.7 million in non-cancelable purchase commitments.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product warranties
      The Company’s standard warranty period for hardware is one to two years and includes repair or replacement obligations for units with product defects. The Company’s software products carry a 90-day warranty and include technical assistance, insignificant bug fixes and feature updates. The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates. If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required. However, the Company concluded that no adjustment to pre-existing warranty accruals were necessary in the three month period ended June 30, 2005 and 2004. A reconciliation of the changes to the Company’s warranty accrual is as follows (in thousands):

	Six Months Ended
	June 30,

	2005	2004

	(Unaudited)
Beginning balance	$1,071	$1,290
Accruals for warranties issued	195	316
Settlements made during the period	(352)	(322)

Ending balance	$914	$1,284

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

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company may be required to pay severance benefits up to 12 months of salary, bonuses and accelerate stock options in the event of termination of employment under certain circumstances, including a change of control.

Legal proceedings
      On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Company’s claims. A tentative agreement has been reached with plaintiff’s counsel and the insurers for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. Papers formalizing the settlement among the plaintiffs, issuer defendants, including SonicWALL, and insurers were presented to the Court on June 14, 2004. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. On July 14, 2004, underwriter defendants filed with the Court a memorandum in opposition to plaintiff’s motion for preliminary approval of the settlement with defendant issuers and individuals. Plaintiffs and issuers subsequently filed papers with the Court in further support of the settlement and addressing issues raised in the underwriter’s opposition. If the settlement does not occur, and litigation against the Company continues, the Company believes it has a meritorious defense and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in the Company’s financial statements as of June 30, 2005.
      In September 2003, Data Centered LLC filed a complaint against the Company in California Superior Court, Santa Clara County seeking compensatory and punitive damages, Data Centered LLC v. SonicWall, Inc., No. 103-CV-000060. The Company entered into a transaction with Data Centered for a technology license for, and the sale of load-balancing products for $522,500. The Company had acquired the load-balancing technology and products during the Company’s acquisition of Phobos Corporation. Former Phobos personnel operate Data Centered. Data Centered alleged that the load-balancing products purchased by Data Centered were defective and did not comply with a purported warranty on the products. The Company answered with a general denial of these allegations. The Company also filed a cross-complaint alleging, among other things, that Data Centered’s claims were based on a fraudulently altered document that included a warranty clause that was not part of the parties’ contract; the actual contract between the parties contained a warranty disclaimer. On March 25, 2005, the parties reached an agreement in principle requiring a formal settlement agreement under which the Company agreed to pay to DataCentered the sum of $103,500 and the parties agree to a full and complete release of claims and to dismiss all complaints against the other with prejudice. A formal settlement agreement was executed and on April 19, 2005, a Notice of Settlement was filed with the California Superior Court, Santa Clara County. The settlement amount of $103,500 was paid during the second quarter ended June 30, 2005. As a result, no loss has been accrued in the Company’s financial statements as of June 30, 2005.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Between December 9, 2003 and December 15, 2003, three virtually identical putative class actions were filed in federal court against the Company and certain of its current and former officers and directors, on behalf of purchasers of the Company’s common stock between October 17, 2000 and April 3, 2002, inclusive. Edwards v. SonicWALL, Inc., et al., No. C-03-5537 SBA (N.D. Cal.) (“Edwards”); Chaykowsky v. SonicWALL, Inc., et al., No. C-04-0202 MJJ (N.D. Cal.) (“Chaykowsky”); Pensiero DPM Inc. v. SonicWALL, Inc., et al., No. C-03-5633 JSW (N.D. Cal.) (“Pensiero”). The complaints sought unspecified damages and generally alleged that the Company’s financial statements were false and misleading in violation of federal securities laws because the financial statements included revenue recorded on the sale of load-balancing products that were defective and did not comply with a purported warranty. These complaints appeared to have been based on the same factual allegations as the Data Centered case. The Company believed that these claims were without merit for numerous reasons, including, as alleged in the Company’s cross-complaint in the Data Centered case, that the claims were based on a fraudulently altered document that included a warranty clause that was not part of the parties’ contract. On February 9, 2004, plaintiffs in the Edwards case voluntarily dismissed their complaint without prejudice. On April 7, 2004, plaintiffs in the Chaykowsky case voluntarily dismissed their complaint without prejudice and on April 15, 2004, plaintiffs in the Pensiero case voluntarily dismissed their complaint without prejudice. As a result no loss has been accrued in the Company’s financial statements as of June 30, 2005.
      On December 12, 2003, a putative derivative complaint captioned Reichert v. Sheridan, et al., No. 01-03-CV-010947, was filed in California Superior Court, Santa Clara County. The Complaint sought unspecified damages and equitable relief based on causes of action against various of the Company’s present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. The Company was named solely as a nominal defendant against whom no monetary recovery is sought. This complaint appeared to be based upon the same factual allegations contained in the Data Centered case that the Company had denied and disputed as set forth in the Company’s cross-complaint in that case. On April 23, 2004, plaintiffs voluntarily dismissed their complaint without prejudice. As a result no loss has been accrued in the Company’s financial statements as of June 30, 2005.
      On March 23, 2005, Watchguard Technologies, Inc. (“Watchguard”) filed a complaint captioned Watchguard Technologies Inc., v. Michael N. Valentine and SonicWALL, Inc., No. 3-05CV0572-K, in the United States District Court for the Northern District of Texas. The Complaint seeks injunctive relief, compensatory and punitive damages in an amount in excess of the jurisdictional minimum, and cost of suit against its former employee, Michael N. Valentine, and his new employer, the Company, for purported misappropriation of Watchguard trade secrets and unfair competition. On April 28, 2005, the Company answered with a general denial of the allegations contained in the complaint. The parties are proceeding in accordance with the scheduling order issued by the Court on June 13, 2005. The Company believes that it has meritorious defenses and intends to defend the case vigorously. No estimate can be made of the possible loss, or possible range of loss, if any, associated with this resolution of this contingency. As a result, no loss has been accrued in the Company’s financial statements as of June 30, 2005.
      Additionally, the Company is party to routine litigation incident to its business. The Company believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial statements taken as a whole or its results of operations, financial position and cash flows.

10.	PURCHASED INTANGIBLES
      Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, requires that goodwill and certain intangible assets with an indefinite useful life be reviewed for impairment on an annual basis. In addition, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company will periodically evaluate if there are any events or circumstances that would indicate an impairment assessment is required for the carrying value of the goodwill between each annual impairment assessment. For the three and six month periods ended June 30, 2005, no indicators of goodwill impairment were identified. The Company has elected to perform its annual impairment analysis during the fourth quarter of each year.
      Amortizable intangible assets consist of the following (in thousands):

		June 30, 2005			December 31, 2004
	Weighted
	Average	Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net

Purchased technology	71 months	$26,970	$(20,838)	$6,132	$26,970	$(18,567)	$8,403
Non-compete agreements	36 months	7,019	(7,019)	—	7,019	(7,019)	—
Customer base	69 months	18,140	(14,299)	3,841	18,140	(12,904)	5,236
Other	18 months	400	(385)	15	400	(373)	27

Total intangibles		$52,529	$(42,541)	$9,988	$52,529	$(38,863)	$13,666

      Estimated future amortization expense to be included in operating results is as follows (in thousands):

	Cost of	Operating
Fiscal Year	Revenue	Expense

2005 (third and fourth quarter)	$2,272	$1,406
2006	3,860	2,450

Total	$6,132	$3,856

11.	INCOME TAXES
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
      Since January 1, 2004, the Company has had a full valuation allowance against its net deferred tax assets because the Company determined that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future due to historical operating losses. The Company’s income (loss) before income taxes was earned in domestic and foreign jurisdictions.

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

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. The Company will follow the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS No. 123R in the first quarter of 2006.

13.	SHAREHOLDER’S EQUITY

Shareholder’s Equity
      During the three and six month periods ended June 30, 2005, 218,000 and 352,000 shares of Common Stock, respectively, were issued upon the exercise of options under the Company’s stock option plans. On January 31, 2005, 139,000 shares of Common Stock were issued upon the exercise of options under the Company’s employee stock purchase plan.

Stock Repurchase Program
      In November 2004, the Company’s Board of Directors authorized a stock repurchase program to reacquire up to $50 million of common stock. In February 2005, the Company’s Board of Directors increased the amount under the stock repurchase program from $50 million to $75 million, extended the term of the program from twelve (12) to twenty-four (24) months following the date of original authorization and increased certain predetermined pricing formulas. During the fourth quarter of fiscal 2004, the Company repurchased and retired 3.2 million shares of SonicWALL common stock at an average price of $6.08 per share for an aggregate purchase price of $19.4 million. During the first quarter of fiscal 2005, the Company repurchased and retired 4.9 million shares of SonicWALL common stock at an average price of $6.06 per share for an aggregate purchase price of $29.9 million. During the second quarter of fiscal 2005, the Company repurchased and retired 57,000 shares of SonicWALL common stock at an average price of $5.09 per share for an aggregate purchase price of $290,000. The remaining authorized amount for stock repurchases under this program is $25.4 million. In April 2005, the Company’s Board of Directors authorized a modification to the stock repurchase program to delete certain elements that provided for systematic repurchases.
      The purchase price for the shares of the Company’s common stock repurchased was reflected as a reduction to shareholders’ equity in accordance with Paragraph 12 of Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins”.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	EMPLOYEE BENEFITS

Pension Plan
      The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. The Company’s contribution to this plan is discretionary. For the years ended December 31, 2004 and 2003, the Company did not make any contributions to the plan.
      Effective January 1, 2005, the Company modified the terms of the defined contribution retirement plan to provide a discretionary matching contribution amount which is currently 50% of the employee contribution up to a maximum of $2,000 annually for each participant. All such employer contributions vest immediately. As a result, the Company has expensed approximately $106,000 and $367,000 during the three and six month periods ended June 30, 2005, respectively.

Deferred Compensation Plan
      In June 2004, SonicWALL adopted a deferred compensation plan (DCP) to provide specified benefits to, and help retain, a select group of management and highly compensated employees and directors (Participants) who contribute materially to the Company’s continued growth, development and future business success. Under the DCP, Participants may defer up to 80% of their salary and up to 100% of their annual bonus and commission. Each Participant’s deferral account is credited with an amount equal to the net investment return of one or more equity or bond funds selected by the Participant. Amounts in a Participant’s deferral account represent an unsecured claim against the Company’s assets and are paid, pursuant to the Participant’s election, in a lump-sum or in quarterly installments at a specified date during the officer’s employment or upon the Participant’s termination of employment with the Company. The Company pays for the insurance coverage provided under this plan, but does not make any contributions to this plan. At June 30, 2005, the trust assets and the corresponding deferred compensation liabilities were $1,330,000 and $1,282,000, respectively, and are included in other current assets and other current liabilities, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      This Form 10-Q contains forward-looking statements which relate to future events or our future financial performance. In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. In addition, forward-looking statements in this document include, but are not limited to, those regarding: revenue from, and our ability to reach, the access security market; our ability to maintain and enhance our current product line and develop new products that achieve market acceptance; our ability to maintain technological competitiveness; our ability to meet the expanding range of customer requirements; achieving a reduction in channel conflict; the ability of our channel partners to absorb new product introductions in a timely fashion; changes in our product mix and supply chain model; our ability to provide support sufficient to allow our channel partners and distributors to create and fulfill demand for our products; our ability to generate additional revenue through additional value added service offerings and software licenses; our ability to provide differentiated solutions that are innovative, easy to use, reliable and provide good value; our ability to achieve reasonable rates of selling associated services to our install base or as part of new product sales; our ability to increase sales in targeted vertical markets; our continued support of our distribution sales model; the technological benefits associated with a distributed architecture deployment; our ability to increase market opportunity for selling subscription services to our installed base; our ability to grow international sales to match the rate of penetration of our products in the domestic market; our ability to implement operational efficiency, cost reductions and increase product functionality to offset competitive pricing pressures on our gross margins; our ability to leverage incremental revenue out of each product transaction; our continued market leadership in the markets in which we participate; the possible impact of geopolitical and macro economic conditions on demand for our offerings; our ability to achieve increased renewal rates for our service offerings; the impact of macro-economic factors on information technology spending; sales and implementation cycles for our products, the ability of our contract manufacturers to meet our requirements; and belief that existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months. These statements are only predictions, and they are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth herein under the heading “Risk Factors” and also under the heading “Risk Factors” in our Form 10-K/ A filed with the Securities and Exchange Commission. References to “we,” “our,” and “us” refer to SonicWALL, Inc. and its subsidiaries.
Recent Developments

Restatement
      The Company restated its consolidated financial statements for the year ended December 31, 2004 and for each of the quarters in the year then ended to correct the amounts recorded under both the Company’s 2004 sales commission and 2004 employee bonus programs. The corrections resulted in a reduction in cost of revenue and operating expenses of approximately $1.1 million for the year ended December 31, 2004. The restatement was reflected in the Annual Report on Form 10-K/ A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on May 16, 2005.
      Consequently, the effect of the restatement on the three and six month periods ended June 30, 2004 has been reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.
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
      We generate revenue from the following sources: (1) the sale of products, (2) the license of software applications that provide additional functionality to these products, (3) the sale of ancillary subscription based services delivered through our products, and (4) support and maintenance agreements for our products and software.
      We currently outsource our hardware manufacturing and assembly to contract manufacturers. Flash Electronics manufactures and assembles many of our products at facilities in both the U.S. and China. Our agreement with Flash Electronics provides for an initial term of one (1) year and automatic renewal terms of one (1) year each unless cancelled by either party upon 90 days prior notice by either party. SerComm Corporation of Taiwan manufactures and assembles certain of our products at facilities located in Taiwan. Our agreement with SerComm, effective on January 20, 2005, specifies an initial term of one (1) year with automatic yearly renewal terms unless terminated by either party upon 90 days prior written notice. Outsourcing our manufacturing and assembly enables us to reduce fixed overhead and personnel costs and to provide flexibility in meeting market demand.
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

Channel
      Our distributors and resellers provide a valuable service in assisting end-users in the design, implementation and service of our security, productivity and mobility applications. We support our distribution and channel partners with sales, marketing and technical support to help them create and fulfill demand for our offerings. With this business model, we reduce the potential for conflict with our channel. We are also focused on helping our channel partners succeed with our products by concentrating on cost efficiencies in the distribution channel, comprehensive reseller training and certification, and support for our channel’s sales activities.

Product and Service Platform
      Our products serve as a platform for revenue generation for both us and our channel. Each appliance sale can result in additional revenue through the simultaneous or subsequent sale of add-on software licenses, such as our Global Management System, or through the sale of additional value-added services, such as Content Filtering, client Anti-Virus and integrated Gateway Anti-Virus, Intrusion Prevention and Anti-Spyware Services. We plan to introduce more service options for our platforms, which will allow us to generate additional revenue from both our installed base of platforms as well as from those services coupled to incremental product sales.

Distributed Architecture
      Our security solutions are based on a distributed architecture, which we believe allows our offerings to be deployed and managed at the most efficient location in the network. Specifically, we can provide protection at the gateway and enforced protection at the client level, and we can monitor and report on network activity. Thus, we are providing our customers and their service providers with mechanisms to enforce the networking and security policies they have defined for their business. We also use the flexibility of this architecture to allow us to enable new functionality in already-deployed platforms through the provisioning of an electronic key, which may be distributed through the Internet. This ability provides benefits to both us and our end-users, because there is no need to modify, physically adjust or replace devices, which might create a significant burden on the Company, channel partner or end-user where there are a large number of products installed or where the platforms are distributed over a broad area.

End User Acceptance
      We began offering integrated security appliances in 1997, and since that time we have shipped approximately 680,000 revenue units. When measured by units shipped, we are typically among the top three suppliers in the markets in which we compete. Our experience in serving a broad market and installed base of customers provides us with opportunities to become a leader in the areas of ease-of-use and reduced total cost of ownership. Additionally, our demonstrated end-user acceptance provides our current and prospective channel partners with an increased level of comfort when deciding to offer our products to their customers.

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
Our Opportunities, Challenges and Risks

International Growth
      Our percentage of sales from international territories does not represent the same degree of penetration of those markets as we have achieved domestically. We believe that a significant opportunity exists to grow our revenue by increasing the international penetration rate to match the current domestic penetration rate.
      If we fail to achieve our goal of greater international sales, we may be at a disadvantage to competitors who are able to amortize their product investments over a larger available market.

License and Services Revenue
      We believe that the software and services component of our revenue has several characteristics that are positive for our business as a whole: the license and services revenue is associated with a higher gross margin than our product revenue; the services component of the revenue is recognized ratably over the services period, and thus provides in aggregate a more predictable revenue stream than product revenue, which is generally recognized at the time of the sale; and to the extent that we are able to achieve good renewal rates, we have the opportunity to lower our selling and marketing expenses attributable to that segment. If we are successful in licensing our software and selling our services to both our installed base and in conjunction with our new product sales, we will likely be able to generate incremental revenue out of each product transaction. However, should we not achieve reasonable rates of selling associated services to our installed base or as part of new product sales, or realize lower service renewal rates, we risk having our revenue concentrated in more unpredictable product and license sales.

Macro-economic factors affecting IT spending
      We believe that our products and services are subject to the macro-economic factors that affect much of the information technology (“IT”) market. Growing IT budgets and an increase of funding for projects to provide security, mobility and productivity could drive product upgrade cycles and/or create demand for new applications of our products. Contractions in IT spending can affect our revenue by causing projects incorporating our products and services to be delayed and/or canceled.

Vertical markets
      We have achieved significant sales in certain vertical markets. We believe that we can increase our sales in these markets through dedicated marketing and sales efforts focused on the unique requirements of these vertical markets. To the extent that we are able to do so, we expect to see revenue growth and increased sales and marketing efficiency. Should our efforts in these areas fall short of our goals, because of unsuitability of our products, increased competition, or for other reasons, we would expect to see a poor return on our marketing and sales investments in these areas.
Critical Accounting Policies and Critical Accounting Estimates
      There have been no material changes to any of our critical accounting policies and critical accounting estimates as disclosed in our annual report on Form 10-K/ A for the year ended December 31, 2004.
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
RESULTS OF OPERATIONS
      The following table sets forth certain consolidated financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		As restated		As restated
Revenue:
Product	57.5%	70.5%	58.0%	71.2%
License and service	42.5	29.5	42.0	28.8

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	20.8	24.6	20.5	25.1
License and service	5.8	5.0	6.1	4.9
Amortization of purchased technology	3.5	3.5	3.5	3.5

Total cost of revenue	30.1	33.1	30.1	33.5

Gross margin	69.9	66.9	69.9	66.5

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		As restated		As restated
Operating expenses:
Research and development	17.0	19.1	17.1	18.9
Sales and marketing	39.1	38.7	38.7	37.3
General and administrative	12.1	10.9	11.6	11.4
Amortization of purchased intangibles	2.2	2.4	2.2	2.5
Restructuring charges	—	0.4	—	0.2
Stock-based compensation	—	0.1	(0.1)	0.3

Total operating expenses	70.4	71.6	69.5	70.6

Income (loss) from operations	(0.5)	(4.7)	0.4	(4.1)
Interest income and other expense, net	4.7	2.4	4.5	2.5

Income (loss) before income taxes	4.2	(2.3)	4.9	(1.6)
Provision for income taxes	(0.5)	(0.2)	(0.4)	(0.2)

Net income (loss)	3.7%	(2.5)%	4.5%	(1.8)%

Revenue

Product Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2005	2004	% Variance	2005	2004	% Variance

	(In thousands, except percentage data)
Product	$19,032	$22,848	(17)%	$37,640	$45,760	(18)%
Percentage of total revenue	58%	70%		58%	71%
License and service	14,054	9,566	47%	27,251	18,489	47%
Percentage of total revenue	42%	30%		42%	29%

Total revenue	$33,086	$32,414	2%	$64,891	$64,249	1%

      The decrease in product revenue during the three and six month periods ended June 30, 2005 as compared to the same periods in 2004 was due primarily to decreased sales in the North American and EMEA regions, offset by increased sales in the APAC region. The decrease in North America and EMEA product revenue was due to a decrease in sales of SSL accelerator products, which reached “End of Life” in the first quarter of fiscal 2005, the discontinuation of OEM sales and a reduction in product average selling prices. Product average selling prices decreased due to changes in the mix of products sold along with an increase in the deferred revenue carve-out associated with subscription bundles. We shipped approximately 40,000 and 77,000 units in the three and six month periods ended June 30, 2005, respectively, compared to 40,000 and 79,000 units in the three and six month periods ended June 30, 2004, respectively.
      During the three and six month periods ended June 30, 2005, we continued to introduce new products, including the TZ150W wireless security platform and the PRO 1260, a total security and switching platform, integrating a deep packet inspection firewall/ VPN with an intelligent, wire-speed 24-port switch for solid network security, flexibility and reliability for the basic network requirements. We also introduced enhancements to our subscriptions and services portfolio, including Anti-Spyware functionality.

License and Service Revenue
      License and service revenue is derived primarily from licensing of software products, such as our Global Management System and node upgrades and sales of subscription and services such as Content Filtering, client Anti-Virus and integrated Gateway Anti-Virus, Intrusion Prevention and Anti-Spyware. In addition, we generate license and service revenue from the sale of extended service contracts and professional services related to training, consulting and engineering services. We have experienced significant growth in license and services revenue and expect the market opportunity for our subscription and services products, in particular, to grow as customer awareness around the dynamic requirements of unified network threat prevention management becomes more pervasive. In addition, there is an opportunity to sell new subscription and services products as well as renewals of existing subscription and services contracts to our installed base of customers. In the three and six month periods ended June 30, 2005, revenue from our subscription and services products, including Content Filtering, client Anti-Virus and integrated Gateway Anti-Virus, Intrusion Prevention and Anti-Spyware, increased to $5.2 million and $9.8 million, respectively, from $3.1 million and $5.7 million during the corresponding periods in 2004, respectively. In the three and six month periods ended June 30, 2005, revenue from extended service contracts increased to approximately $5.6 million and $11.1 million, respectively from $3.9 million and $7.3 million during the corresponding periods in 2004, respectively.

Channel data
      SonicWALL products are sold primarily through distributors who then resell our products to VAR’s and selected retail outlets. Distribution channels accounted for substantially all of total revenue in the three and six month periods ended June 30, 2005, respectively, compared to 99% and 98% of total revenue in the three and six month periods ended June 30, 2004. Two U.S. distributors, Ingram Micro and Tech Data, combined account for approximately 43% of our revenue in each of the three and six month periods ended June 30, 2005. Ingram Micro and Tech Data combined account for approximately 37% and 35% of our revenue in the three and six month periods ended June 30, 2004, respectively. This year over year increase as a percentage of total revenue is primarily due to higher end-user demand in the North American region and lower total sales in the EMEA region.
      In addition to our distribution channels, we have also historically sold our products to Original Equipment Manufacturer (“OEM”) partners. We began to de-emphasize OEM sales in 2004 and completed the phase down of sales to OEMs after March 31, 2005. Consequently, OEM revenue decreased to $0 and $159,000 in the three and six month periods ended June 30, 2005, respectively from $472,000 and $1.5 million in the three and six month periods ended June 30, 2004, respectively.

Geographic revenue data

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2005	2004	% Variance	2005	2004	% Variance

	(In thousands, except percentage data)
Americas	$23,163	$22,684	2%	$44,890	$44,252	1%
Percentage of total revenues	70%	70%		69%	69%
EMEA	6,148	6,685	(8)%	12,310	13,453	(8)%
Percentage of total revenues	19%	21%		19%	21%
APAC	3,775	3,045	24%	7,691	6,544	18%
Percentage of total revenues	11%	9%		12%	10%

Total revenues	$33,086	$32,414		$64,891	$64,249

      The Americas included non-U.S. net sales of $806,000 and $311,000 for the three month periods ended June 30, 2005 and June 30, 2004, respectively, and $2.6 million and $610,000 for the six month periods ended June 30, 2005 and June 30, 2004, respectively.

      The increase in revenue in the Americas was primarily due to increased sales of our subscription and service products, partially offset by a decrease in product revenue. The decrease in revenue in EMEA was primarily due to a reduction of subscription and services sales and lower product unit sales in certain European countries where the macro-economic conditions were adverse. We believe the increase in revenue in APAC was primarily due to our efforts in strengthening relationships with our channel partners combined with increased marketing activities in the region. In addition, the hiring of new sales management and dedicated senior sales personnel, has contributed to our growth in the APAC region.

Cost of Revenue and Gross Margin
      The following table shows the cost of revenue for product and the cost of revenue for license and service:

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2005	2004	% Variance	2005	2004	% Variance

		As restated			As restated
	(In thousands, except percentage data)
Product	$6,879	$7,999	(14)%	$13,333	$16,138	(17)%
License and service	1,932	1,605	20%	3,903	3,120	25%
Amortization of purchased technology	1,136	1,136	0%	2,272	2,272	0%

Total cost of revenue	$9,947	$10,740		$19,508	$21,530

      Note — Effect of amortization of purchased technology has been excluded from product and license and service gross margin discussions below.
      The following table shows the gross margin for product and the gross margin for license and service:

	Three Months Ended June 30,				Six Months Ended June 30,

	Amount		Percentage		Amount		Percentage

	2005	2004	2005	2004	2005	2004	2005	2004

		As restated		As restated		As restated		As restated
	(In thousands, except percentage data)
Product	$12,153	$14,849	64%	64%	$24,307	$29,622	65%	65%
License and service	12,122	7,961	86%	83%	23,348	15,369	86%	83%
Amortization of purchased technology	(1,136)	(1,136)	(100)%	(100)%	(2,272)	(2,272)	(100)%	(100)%

Total gross margin	$23,139	$21,674	70%	67%	$45,383	$42,719	70%	66%

      Note — Effect of amortization of purchased technology has been excluded from product and license and service gross margin discussions below.

Cost of Product Revenue and Gross Margin
      Cost of product revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers, amortization of purchased technology related to our acquisitions of Phobos and RedCreek, and related overhead costs associated with our manufacturing operations personnel. Additionally, warranty costs and inventory provisions or write-downs are included in cost of product revenue. Cost of product revenue decreased slightly as a result of lower overall shipments and lower production costs due to the expansion of the product offering with lower cost products.
      Gross margin percentages from product sales stayed relatively flat in the three and six month periods ended June 30, 2004. We expect product gross margins to erode to the extent that we experience downward pressure on product pricing or upward pressure on product costs and/or a change in the mix of products sold.

Cost of License and Service Revenue and Gross Margin
      Cost of license and service revenue includes all costs associated with the production, delivery and support of our license and service products, including cost of packaging materials and related costs paid to contract manufacturers, customer technical support costs related to our service contracts, royalty costs related to certain subscription products, and personnel costs related to the delivery of training, consulting, and professional services. Cost of license and service revenue increased in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, as set forth in the table above. This increase was due primarily to technical support costs to support our increased service contract offerings combined with the increased installed base.
      License and services gross margin percentages increased by three percentage points in the three and six month periods ended June 30, 2005. The increase in license and service gross margin related primarily to fixed costs remaining relatively constant with the prior year in corresponding periods along with the increase in license and service revenue.

Amortization of Purchased Technology

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2005	2004	% Variance	2005	2004	% Variance

	(In thousands, except percentage data)
Expense	$1,136	$1,136	0%	$2,272	$2,272	0%
Percentage of total revenue	3%	4%		4%	4%
      Amortization of purchased technology represents the amortization of existing technology acquired in our business combinations accounted for using the purchase method. Purchased technology is being amortized over the estimated useful lives of four to six years. Amortization of $1.1 million for the three month periods ended June 30, 2005 and 2004, respectively, and $2.2 million for the six month periods ended June 30, 2005 and 2004, respectively, is primarily related to the amortization of purchased intangibles associated with the acquisition of Phobos.
      Future amortization to be included in cost of revenue based on the current balance of purchased technology (absent any additional investment) is $2.3 million for the remaining six months of 2005 and $3.9 million for 2006.
      Our gross margin has been and will continue to be affected by a variety of factors, including competition; the mix of products and services; new product introductions and enhancements; fluctuations in manufacturing volumes and the cost of components and contract manufacturing and assembly costs.

Operating Expenses

Research and Development

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2005	2004	% Variance	2005	2004	% Variance

		As restated			As restated
	(In thousands, except percentage data)
Expense	$5,637	$6,187	(9)%	$11,093	$12,167	(9)%
Percentage of total revenue	17%	19%		17%	19%
      Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products. For the three month period ended June 30, 2005, the decrease in absolute dollars was primarily the result of a decrease in salaries and related expense and the reduction of expenses allocated for rent, insurance and information technology administration of approximately $508,000. For the six month period ended

June 30, 2005, the decrease in absolute dollars was primarily the result of a decrease in salaries and related expense and the reduction of expenses allocated for rent, insurance and information technology administration of approximately $909,000.
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

Sales and Marketing

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2005	2004	% Variance	2005	2004	% Variance

		As restated			As restated
	(In thousands, except percentage data)
Expense	$12,946	$12,557	3%	$25,117	$23,959	5%
Percentage of total revenue	39%	39%		39%	37%
      Sales and marketing expenses primarily consist of personnel costs including commissions, costs associated with the development of our business and corporate identification, costs related to customer support, travel, tradeshows, promotional and advertising costs, and related facilities costs. For the three months ended June 30, 2005, the increase in sales and marketing expenses is primarily due to increased personnel costs, primarily in the recruiting and severance of senior sales and marketing personnel, whereby salaries and contract labor, related benefits, and severance cost increased by approximately $268,000. In addition, our co-op advertising costs decreased by approximately $177,000 due primarily to the timing of shipments to certain domestic distributors. Lastly, we consolidated our annual partner conference and worldwide sales meeting into one event in the second quarter of 2005 as compared to two separate events in the first and second quarters in 2004, resulting in an increase of approximately $444,000 in the second quarter of 2005 as compared to the same period of 2004.
      For the six months ended June 30, 2005, the increase in sales and marketing expenses is primarily due to increased personnel costs due to our continued expansion of international markets, primarily in the areas of senior sales and marketing personnel, whereby salaries/contract labor and related benefits increased by approximately $2.0 million. In addition, our travel and tradeshow expenses decreased by approximately $227,000 due the timing of certain tradeshow dates and customer visits. Additionally certain product literature and sales program expenses decreased by approximately $516,000 due to the timing of the products delivered and services rendered.

General and Administrative.

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2005	2004	% Variance	2005	2004	% Variance

		As restated			As restated
	(In thousands, except percentage data)
Expense	$3,997	$3,525	13%	$7,547	$7,315	3%
Percentage of total revenue	12%	11%		12%	11%
      General and administrative expenses consists primarily of personnel costs, directors and officers’ insurance, corporate governance costs, travel expense, and related facilities costs. For the three months ended June 30, 2005, the increase in general and administrative expenses was primarily due to an increase in compliance costs related to taxes, licenses and fees of approximately $210,000, an increase in professional fees and expenses associated with the pursuit of various corporate opportunities of approximately $637,000, offset by a decrease in contract labor expenses of approximately $160,000 and a decrease in compensation and related benefit costs of approximately $178,000. For the six months ended June 30, 2005, the increase in general and administrative expenses was primarily due to a decrease in the allowance for doubtful accounts in 2004, an increase in compliance cost related to taxes, licenses and fees of approximately $272,000, an increase in professional fees and expenses associated with the pursuit of various corporate opportunities of approximately $637,000, offset by a decrease in contract labor expenses of approximately $130,000 and a decrease in compensation and related benefit costs of approximately $438,000.

Amortization of Purchased Intangibles.

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2005	2004	% Variance	2005	2004	% Variance

	(In thousands, except percentage data)
Expense	$703	$787	(11)%	$1,406	$1,599	(12)%
Percentage of total revenue	2%	2%		2%	3%
      Amortization of purchased intangibles represents the amortization of assets arising from contractual or other legal rights acquired in business combinations accounted for as a purchase except for amortization of existing technology which is included in cost of revenue. Purchased intangible assets are being amortized over their estimated useful lives of three to six years. The primary reason for the reduction in amortization expense in the three and six month periods ended June 30, 2005 compared to the three and six month periods ended June 30, 2004 was that certain intangibles from various acquisitions reached the end of their useful life. Amortization for the three and six month periods ended June 30, 2005 primarily consisted of $698,000 and $1.4 million, respectively, relating to the amortization of purchased intangibles associated with the acquisition of Phobos. Amortization for the three and six month periods ended June 30, 2004 primarily consisted of $698,000 and $1.4 million, respectively, associated with the acquisition of Phobos.
      Future amortization to be included in operating expense based on current balance of purchased intangibles (absent any additional investment) is $1.4 million for the remaining six months of 2005 and $2.5 million for 2006.

Stock-based Compensation.

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2005	2004	% Variance	2005	2004	% Variance

	(In thousands, except percentage data)
Expense	$10	$33	(70)%	$(65)	$180	(136)%
Percentage of total revenue	0%	0%		0%	0%
      Amortization (Reversal) of stock-based compensation was $10,000 and $33,000 for the three month periods ended June 30, 2005 and 2004, respectively and $(65,000) and $180,000 for the six month periods ended June 30, 2005 and 2004, respectively. Amounts in the three and six month periods ended June 30, 2005 and 2004, respectively, relate to a stock option grant that was modified and is now subject to variable accounting treatment, resulting in expense or contra-expense recognition each period, using the cumulative expense method.

Interest Income and Other Expense, Net.
      Interest income and other expense, net consists primarily of interest income on our cash, cash equivalents and short-term investments, and was $1.6 million and $785,000 for the three month periods ended June 30, 2005 and 2004, respectively, and $2.9 million and $1.6 million in the six month periods ended June 30, 2005 and 2004, respectively. The fluctuations in the short-term interest rates directly influence the interest income recognized by us. Interest rates for the three and six month periods ended June 30, 2005 increased over the corresponding periods of the prior fiscal year, offset by lower average investment balances, resulting in the overall higher interest income.

Provision for Income Taxes.
      The provision for income taxes in the three month periods ended June 30, 2005 and 2004 was $171,000 and $79,000, respectively, and $292,000 and $164,000 in the six month periods ended June 30, 2005 and 2004, respectively. We have a full valuation allowance against our deferred tax assets because we have determined that it is more likely than not that all deferred tax assets may not be realized in the foreseeable future due to historical operating losses. The net operating loss and research and development tax credit carryovers that make up the vast majority of the deferred tax assets will expire at various dates through the year 2024. Going forward, we will continue to assess the need for the valuation allowance. After we have demonstrated profitability for a period of time and begin utilizing a significant portion of the deferred tax assets, we may reverse the valuation allowance, likely resulting in a significant benefit to the statement of operations in some future period. At this time, we cannot reasonably estimate when this reversal might occur, if at all.
LIQUIDITY AND CAPITAL RESOURCES
      For the six months ended June 30, 2005, our cash, cash equivalents and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, decreased by $20.3 million to $232.4 million as compared to an increase of $10.6 million to $254.1 million for the six month period ended June 30, 2004. Our working capital decreased for the six months ended June 30, 2005 by $21.0 million to $201.2 million as compared to an increase of $13.2 million to $233 million for the six months ended June 30, 2004.

Operating Activities
      For the six months ended June 30, 2005, cash provided by operating activities totaled $8.9 million compared to cash provided by operating activities of $2.5 million in the same period of the prior year. Our primary source of operating cash flows is the collection of accounts receivable from our customers. We measure the effectiveness of our collections efforts by an analysis of accounts receivable daily sales outstanding (DSO). Our DSO in accounts receivable was 53 days at June 30, 2005 compared to 50 days at June 30, 2004. The increase in DSO at June 30, 2005 as compared to June 30, 2004 was primarily due to increased billings and the timing of collections. Collection of accounts receivable and related DSO will fluctuate in future periods due to the timing and amount of our future revenue, the payment terms that we extend to our customers and the effectiveness of our collection efforts. Accrued payroll and related benefits increased primarily due to the employees’ unused vacation offset by the timing of payments to our employees. Other accrued liabilities decreased mainly due to the timing of payments, a decrease in accrued royalties, and a decrease in the restructuring reserve. Prepaid expenses increased primarily because of the timing of our annual insurance payments and the increase in the trust assets of the deferred compensation plan as fully described in Note 14 of the Notes to the Condensed Consolidated Financial Statements (unaudited). Deferred revenue increased due to increased sales of subscriptions and services as well as an increase related to shipments to those distributors where revenue is recognized on a sell-through method.
      In addition, our operating cash flows may be affected in the future by the timing of payments to our vendors for accounts payable. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. The timing of cash payments in future periods will be affected by the nature of accounts payable arrangements and management’s assessment of our cash inflows.

Investing Activities
      For the six months ended June 30, 2005, cash provided by investing activities totaled $30.7 million, principally as a result of the net sale and maturity of $31.1 million of short-term investments and $319,000 used to purchase property and equipment. Net cash used in investing activities for the six months ended

June 30, 2004 was $23.0 million, principally as a result of the net purchases of $21.2 million of short-term investments and by $1.8 million used to purchase property and equipment.

Financing Activities
      Financing activities used $28.6 million and provided $10.9 million for the six months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005, cash of $1.6 million was provided from common stock issuances as a result of stock option and employee stock purchase plan share exercises, offset by $30.2 million used under the Company’s stock repurchase program. For the six months ended June 30, 2004, cash was provided from common stock issuances as a result of stock option and employee stock purchase plan share exercises.

Financial Position
      We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months. However, we may be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. We cannot assure you that additional equity or debt financing will be available on acceptable terms or at all. Our sources of liquidity beyond twelve months, in management’s opinion, will be our then current cash balances, funds from operations and whatever long-term credit facilities we can arrange. We have no other agreements or arrangements with third parties to provide us with sources of liquidity and capital resources beyond twelve months. We believe that future liquidity and capital resources will not be materially affected in the event we are not able to prevail in litigation for which we have been named a defendant as described in Note 9 to the financial statements.
Off-Balance Sheet Arrangements and Contractual Obligations
      We do not have any debt, long-term obligations or long-term capital commitments. The following summarizes our principal contractual commitments as of June 30, 2005 (in thousands):

		Payments Due by Period

		Less Than	1 to	3 to
Contractual Obligations	Total	One Year	3 Years	5 Years

Operating lease obligations	$1,287	$251	$388	$648
Non-Cancelable Purchase obligations	$6,943	$6,943	$—	$—
      We outsource our manufacturing function primarily to Flash Electronics, a third-party contract manufacturer. At June 30, 2005, we had purchase obligations to this vendor totaling approximately $11.6 million. Of this amount $5.3 million cannot be cancelled. We are contingently liable for any inventory owned by the contract manufacturer that becomes excess and obsolete. As of June 30, 2005, we had accrued $42,000 for excess and obsolete inventory held by our contract manufacturer. We are contingently liable for any inventory related to the non-cancelable purchase obligations in the event that the inventory becomes excess and obsolete.

RISK FACTORS
      You should carefully review the following risks associated with owning our common stock. Our business, operating results or financial condition could be materially adversely affected in the event any of the following risks were to be realized. You should also refer to the other information set forth in this report and incorporated by reference herein, including our financial statements and the related notes. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Rapid changes in technology, regulatory requirements and industry standards could render our products, software and services unmarketable or obsolete, and we may be unable to successfully introduce new products and services.
      To succeed, we must continually introduce new products, software and services and change and improve our products, software and services in response to new competitive product introductions, rapid technological developments, changes in regulatory requirements, and changes in operating systems, broadband Internet access, application and networking software, computer and communications hardware, programming tools, computer language technology and other security threats. Product and service development for Internet security appliances requires substantial engineering time and testing. The disparities between the laws and administrative measures adopted by various jurisdictions in which we do business create uncertainty over the applicability, scope and form of the regulations affecting our products and services and the timing for compliance with applicable regulations. Releasing new products, software and services prematurely may result in quality problems, and delays may result in loss of customer confidence and market share. In the past, we have on occasion experienced delays in the scheduled introduction of new and enhanced products, software and services, and we may experience delays in the future. We may be unable to develop new products, software and services or achieve and maintain market acceptance of them once they have come to market. Furthermore, when we do introduce new or enhanced products, software and services, we may be unable to manage the transition from previous generations of products or previous versions of software and services to minimize disruption in customer ordering patterns, avoid excessive inventories of older products and deliver enough new products, software and services to meet customer demand. If any of the foregoing were to occur, our business could be adversely affected.

We depend on two major distributors for a significant amount of our revenue, and if they or others cancel or delay purchase orders, our revenue may decline and the price of our stock may fall.
      To date, sales to two distributors have accounted for a significant portion of our revenue. For the six month period ended June 30, 2005, substantially all of our sales were to distributors and resellers, and sales through Ingram Micro and Tech Data accounted for approximately 23% and 20% of our revenue, respectively. In 2004, approximately 98% of our sales were to distributors and resellers, and sales through Ingram Micro and Tech Data accounted for approximately 17% and 21% of our revenue, respectively. In 2003, approximately 96% of our sales were to distributors and resellers, and sales through Ingram Micro and sales to Tech Data accounted for approximately 23% and 20% of our revenue, respectively. In addition, for the six months ended June 30, 2005, our top 10 customers accounted for 66% of our total revenue. In each of 2004 and 2003, our top 10 customers accounted for 56% or more of total revenue. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. Although we have limited one-year agreements with Ingram Micro and Tech Data and certain other large distributors, these contracts are subject to termination at any time. We cannot assure you that any of these customers will continue to place orders with us, that orders by these customers will continue at the levels of previous periods or that we will be able to obtain large orders from new customers. If any of the foregoing should occur, our revenue will likely decline and our business will be adversely affected. In addition, as of June 30, 2005, Ingram Micro and Tech Data represented $5.2 million and $2.7 million, respectively of our accounts receivable balance, constituting 23% and 12%, respectively of our total receivables. As of December 31, 2004, Ingram Micro and Tech Data represented approximately $815,000 and $3.8 million of our accounts receivable balance, constituting 6% and 26%, of total receivables, respectively. As of December 31, 2003, Ingram Micro and Tech Data represented approximately $1.3 million and $1.4 million of our accounts receivable balance, constituting 14% and 15%, of total receivables, respectively. The failure of any of these customers to pay us in a timely manner could adversely affect our balance sheet, our results of operations and our creditworthiness, which could make it more difficult to conduct business.

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

Difficulty predicting our future operating results or profitability due to volatility in general economic conditions and the Internet security market may result in a misallocation in spending, and a shortfall in revenue which would harm our operating results.
      Overall weakness in the general economy and volatility in the demand for Internet security products are two of the many factors underlying our inability to predict our revenue for a given period. We base our spending levels for product development, sales and marketing, and other operating expenses largely on our expected future revenue. A large proportion of our expenses are fixed for a particular quarter or year, and therefore, we may be unable to implement a decrease in our spending in time to compensate for any unexpected quarterly or annual shortfall in revenue. As a result, any shortfall in revenue would likely adversely affect our operating results. For the six month period ended June 30, 2005, we reported a net income of $2.9 million. For the year ended December 31, 2004, we reported a net loss of $313,000. For the year ended December 31, 2003, we reported a net loss of $17.7 million. Our accumulated deficit as of June 30, 2005 is $122.0 million. We do not know if we will be able to continue to achieve profitability in the future.

The selling prices of our solution-based product, software and services offerings may decrease, which may reduce our gross margins.
      The average selling prices for our solution-based product, software and services offerings may decline as a result of competitive pricing pressures, a change in our mix of products, software and services, anticipation of introduction of new functionality in our products or software, promotional programs and customers who negotiate price reductions in exchange for longer-term purchase commitments. In addition, competition continues to increase in the market segments in which we participate and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Furthermore, we anticipate that the average selling prices and gross margins for our products will decrease over product life cycles. We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our product, software and service offerings, if introduced, will enable us to maintain our prices and gross margins at current levels. If the price of individual products, software or services decline or if the price of our solution-based offerings decline, our overall revenue may decline and our operating results may be adversely affected.

We offer retroactive price protection to our major distributors and if we fail to balance their inventory with end user demand for our products, our allowance for price protection may be inadequate. This could adversely affect our results of operations.
      We provide our major distributors with price protection rights for inventories of our products held by them. If we reduce the list price of our products, our major distributors receive refunds or credits from us that reduce the price of such products held in their inventory based upon the new list price. As of June 30, 2005, we estimated that approximately $13.7 million of our products in our distributors’ inventory are subject to price protection. We have incurred approximately $11,000 and $69,000 of credits under our price protection policies in the first and second quarter of 2005, respectively. As of December 31, 2004, we estimated that approximately $14.3 million of our products in our distributors’ inventory are subject to price protection. We have incurred approximately $98,000 of credits under our price protection policies in 2004. Future credits for price protection will depend on the percentage of our price reductions for the products in inventory and our ability to manage the level of our major distributors’ inventory. If future price protection adjustments are higher than expected, our future results of operations could be materially adversely affected.

We are dependent on international sales for a substantial amount of our revenue. We face the risk of international business and associated currency fluctuations, which might adversely affect our operating results.
      International revenue represented 31% of total revenue for the six month ended June 30, 2005, 31% of total revenue in 2004, and 30% of total revenue in 2003. We expect that international revenue will continue to represent a substantial portion of our total revenue in the foreseeable future. Our risks of doing business abroad include our ability to structure our distribution relationships in a manner consistent with marketplace requirements and on favorable terms, and if we are unable to do so, revenue may decrease from our international operations. Because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. A weakened dollar could increase the cost of local operating expenses and procurement of raw materials. We are subject to the risks of conducting business internationally, including potential foreign government regulation of our technology, general geopolitical risks associated with political and economic instability, changes in diplomatic and trade relationships, and foreign countries’ laws affecting the Internet generally.

Delays in deliveries from our suppliers could cause our revenue to decline and adversely affect our results of operations.
      Our products incorporate certain components, component subassemblies or technologies that are available from single or limited sources of supply. Specifically, our products rely upon components from companies such as Iwill, Intel, Cavium, and Broadcom. We do not have long-term supply arrangements with any vendor, and any disruption in the supply of these products or technologies may adversely affect our ability to obtain necessary components or technology for our products. If this were to happen, our product shipments may be delayed or lost, resulting in a decline in sales. In addition, our products utilize components that have in the past been subject to market shortages and price fluctuations. If we experience price increases in our product components, we will experience declines in our gross margin.

We license certain databases and software and if our licensors experience delays in product updates or provide us with products of substandard quality, the revenue we receive from our products and services that use these licensed databases and software would be at risk.
      We have license agreements with partners to license certain databases and software that we incorporate as part of certain of our products and services. Our licensors may fail to provide us with updated products or may experience delays in providing us with updated products. In addition, our licensors may provide us with products of substandard quality. If either of these events happens, we may be unable to provide our customers with the appropriate level of functionality in our solution based offerings. In that event, our customers may purchase similar offerings from one of our competitors, or sales to our customers may be delayed. In either case, our revenue would be adversely affected.

We rely primarily on contract manufacturers for our product manufacturing and assembly, and if these operations are disrupted for any reason, we may not be able to ship our products.
      We outsource our hardware manufacturing and assembly to contract manufacturers. Flash Electronics manufactures and assembles many of our products at facilities in both the U.S. and China. Our agreement with Flash Electronics, effective June 4, 2004, specifies an initial term of one (1) year with automatic yearly renewal terms unless the agreement is terminated by either party upon 90 days prior written notice. SerComm Corporation of Taiwan manufactures and assembles certain of our products at facilities located in Taiwan. Our agreement with SerComm, effective on January 20, 2005, specifies an initial term of one (1) year with automatic yearly renewal terms unless terminated by either party upon 90 days prior written notice. Our operations could be disrupted if we have to switch to a replacement vendor or if our hardware supply is interrupted for any reason. In addition, we provide forecasts of our demand to our contract manufacturers six to nine months prior to scheduled delivery of products to our customers. If we overestimate our requirements, our contract manufacturers may have excess inventory, which would increase our costs. If we underestimate our requirements, our contract manufacturers may have an inadequate component inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenue. In addition, lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. Financial problems of our contract manufacturers or reservation of manufacturing capacity by other companies, inside or outside of our industry, could either limit supply or increase costs. We may also experience shortages of components from time to time, which also could delay the manufacturing of our products. If any of the foregoing occurs we could lose customer orders and revenue could decline.

Net Product Sales may be adversely affected by various factors which would adversely affect our revenue.
      Net product sales may be adversely affected in the future by changes in the geopolitical environment and global economic conditions; sales and implementation cycles of our products; changes in our product mix; structural variations in sales channels; ability of our channel to absorb new product introductions; acceptance of our products in the market place; and changes in our supply chain model. These changes may result in corresponding variations in order backlog. A variation in backlog levels could result in less predictability in our quarter-to-quarter net sales and operating results. Net product sales may also be adversely affected by fluctuations in demand for our products, price and product competition in the markets we service, introduction and market acceptance of new technologies and products, and financial difficulties experienced by our customers. We may, from time to time, experience manufacturing issues that create a delay in our suppliers’ ability to provide specific components resulting in delayed shipments. To the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods when we and our suppliers are operating at higher levels of capacity, it is possible that revenue for a quarter or longer could be adversely affected.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.
      Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have incurred increased expense and have devoted additional management resources to on going Section 404 compliance activity. Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed.

Potential future acquisitions could be difficult to integrate, disrupt our business, dilute shareholder value and adversely affect our operating results.
      Although we did not make any acquisitions during the six month period ended June 30, 2005, or in 2004 or 2003, we may make acquisitions or investments in other companies, products or technologies in the future. If we acquire other businesses in the future, we will be required to integrate operations, train, retain and motivate the personnel of these entities as well. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners.
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
      We have been unable to accurately predict the costs, including the costs of both internal assessments and external auditor assessments, associated with complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and in evaluating our internal control over financial reporting. Costs of compliance were significantly greater than originally anticipated in 2004, and costs of compliance in future periods may continue to be unpredictable, which could have an adverse effect on our financial results.

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

Our Financial Statements have been affected, and could again be affected, by the need to restate previously issued annual or interim financial statements.
      We reported that our financial statements filed on Form 10-K for the fiscal year ended December 31, 2004, and the interim financial statements therein, should no longer be relied upon because of an error related to the over accrual of amounts to be paid under the Company’s 2004 Sales Compensation Plan and the Company’s 2004 Employee Bonus Plan. In addition, we have received an opinion from our previous independent registered public accounting firm that our internal controls over financial reporting for the fiscal year ended December 31, 2004 were not effective. Amended financial statements for the fiscal year ended December 31, 2004, and the interim financial statements therein, were filed on Form 10-K/ A on May 16, 2005. Depending on if or when we learn of an error in our financial statements, we may have to restate our financial statements for a previously reported period. If we are unable to certify the adequacy of our internal controls over financial reporting and our independent registered public accounting firm is unable to attest thereto or if we learn of errors in our financial statements at a point in time that results in a conclusion that previously reported financial statements should no longer be relied upon, investors could lose confidence in our internal controls over financial reporting, our disclosure controls and the reliability of our financial statements, which could result in a decrease in the value of our common stock and could cause serious harm to our business, financial condition and results of operations.

We cannot be certain that our internal controls over financial reporting will be effective or sufficient when tested by increased scale of growth or the impact of acquisitions.
      It may be difficult to design and implement effective internal controls over financial reporting for combined operations and differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal controls over financial reporting are combined. Our ability to manage our operations and growth will require us to improve our operations, financial and management controls, as well as our internal reporting systems and controls. We may not be able to implement improvements to our internal reporting systems and controls in an efficient and timely manner and may discover deficiencies and weaknesses in existing systems and controls; especially when such systems and controls are tested by increased scale of growth or the impact of acquisitions.

We must attract and retain qualified financial personnel to maintain effective controls over the application of generally accepted accounting principles within the financial reporting process.
      In Item 9A of our Annual Report on Form 10-K/ A for the year ended December 31, 2004, the Company disclosed that it did not maintain effective controls over the application of certain generally accepted accounting principles within the financial reporting process because the Company lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with the Company’s financial reporting requirements. Our success in remediation of this material weakness in internal controls over financial reporting depends on our ability to identify, attract and retain qualified financial personnel with a level of financial reporting expertise commensurate with our financial reporting requirements. Competition for such qualified personnel is particularly intense in our marketplace and in our location. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications.

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
      If any of the above occurs, our revenue could decline and our business could suffer.

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
      Because we provide Internet security, we may become a greater target for attacks by computer hackers. We will not succeed unless the marketplace is confident that we provide effective Internet security protection. Networks protected by our products, software and services may be vulnerable to electronic break-ins. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. Although we have not experienced significant damages from acts of sabotage or unauthorized access by a third party of our internal network to date, if an actual or perceived breach of Internet security occurs in our internal systems or those of our end-user customers, regardless of whether we cause the breach, it could adversely affect the market perception of our products, software and services. This could cause us to lose current and potential customers, resellers, distributors or other business partners. If any of the above occurs, our revenue could decline and our business could suffer.

If our products do not interoperate with our end customers’ networks, installations could be delayed or cancelled, which could significantly reduce our revenue.
      Our products and software are designed to interface with our end user customers’ existing networks, each of which have different specifications and utilize multiple protocol standards. Many of our end user customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products and software must interoperate with the products within these networks as well as with future products that might be added to these networks in order to meet our end customers’ requirements. If we find errors in the existing software used in our end customers’ networks, we may elect to modify our software to fix or overcome these errors so that our products will interoperate and scale with their existing software and hardware. If our products and software do not interoperate with those within our end user customers’ networks, installations could be delayed or orders for our products could be cancelled, which could significantly reduce our revenue.

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

The long sales and implementation cycles for our products may cause revenue and operating results to vary significantly.
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

Seasonality and concentration of revenue at the end of the quarter could cause our revenue to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.
      The rate of our domestic and international sales has been and may continue to be lower in the summer months or be adversely affected by other seasonal factors, both domestically and internationally. During these periods, businesses often defer purchasing decisions. Also, as a result of customer buying patterns and the efforts of our sales force to meet or exceed quarterly and year-end quotas, historically we have received a substantial portion of a quarter’s sales orders and earned a substantial portion of a quarter’s revenue during its last month of each quarter. If expected revenue at the end of any quarter are delayed, our revenue for that quarter could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

When we are required to take a compensation expense for the value of stock options or other compensatory awards that we issue to our employees, our earnings will be harmed.
      We believe that stock options are a key element in our ability to attract and retain employees in the markets in which we operate. In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004), Share-based Payment, which requires public companies to recognize, as an expense, the fair value of stock option and other stock-based compensation to employees beginning in the first annual reporting period that begins after June 15, 2005. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not consider stock option grants issued under our employee stock option plans to be compensation when the exercise price of stock option is equal to or greater than the fair market value on the date of grant. For 2006 and thereafter, we will be required to take a compensation charge as stock options or other stock-based compensation awards are issued or as they vest, including the unvested portion of options that were granted prior to 2006. This compensation charge will be based on a calculated value of the option or other stock-based award using a methodology that has not yet been finalized, and which may not correlate to the current market price of our stock. The calculations required under the new accounting rules are very complex. Recognizing this fact, the Financial Accounting Standard Board has made such rules effective as of the beginning of the first annual reporting period that begins after June 15, 2005. For us, this will be our fiscal first quarter, which commences January 1, 2006. We believe that the effect of such compensation expense will have a material effect on our reported results from historical levels.

Our business is especially subject to the risks of earthquakes, floods and other natural catastrophic events, and to interruption by manmade problems such as computer viruses or terrorism.
      Our corporate headquarters, including certain of our research and development operations and some of our contract manufacturer’s facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, certain of our facilities, which include one of our contracted manufacturing facilities, are located near rivers that have experienced flooding in the past. A significant natural disaster, such as an earthquake or a flood, could have a material adverse impact on our business, operating results, and financial condition. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results, and financial condition. In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results, and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to these economies and create further uncertainties. To the extent that such disruptions or uncertainties result in delays, curtailment or cancellations of customer orders, or the manufacture or shipment of our products, our revenue, gross margins and operating margins may decline and we may not achieve our financial goals and achieve or maintain profitability.

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

Interest rates risk
      Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we classified our short-term investments as available-for-sale. Consequently, investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. As of June 30, 2005, our cash, cash equivalents and short-term investments included money-markets securities, corporate bonds, municipal bonds and commercial paper which are subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates change prior to maturity.
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

      The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted average interest rates as of June 30, 2005:

	Maturing in

	Less Than	More Than
	One Year	One Year	Total

	(In thousands, except percentage data)
Short-term investments	$51,446	$146,483	$197,929
Weighted average interest rate	2.31%	3.01%

Foreign currency risk
      We consider our exposure to foreign currency exchange rate fluctuations to be minimal. We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars. For the three months ended June 30, 2005, we earned approximately 31% of our revenue from international markets, which in the future may be denominated in various currencies. As a result, in the future our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. In addition, because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future. In addition, we have minimal cash balances denominated in foreign currencies. We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      The Company conducted an evaluation, with the participation of its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2005. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.
      The Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer had previously concluded the Company’s disclosure controls and procedures were not effective as of March 31, 2005 as fully described in the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2004 and the Quarterly Report on Form 10-Q for the period ended March 31, 2005. The Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer further concluded, based upon the evaluation described above that the Company’s disclosure controls and procedures are not effective as of June 30, 2005 because the process of remediating the material weaknesses identified on both the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2004 and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 had not been completed as of June 30, 2005.
      In light of the material weaknesses that exist as of June 30, 2005, the Company performed additional analysis and other post-closing procedures to ensure the interim condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
      As fully described in the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2004 and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, management had previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 and March 31, 2005, respectively. The process of remediation of the material weaknesses identified and fully described in those reports has resulted in changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Remediation of Material Weaknesses
      The Company has taken steps toward remediation of the material weaknesses described in our Annual Report on Form 10-K/ A for the year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the period ended March 31, 2005. The Company implemented a series of additional controls designed to provide greater assurance that delivery and risk of loss requirements are satisfied prior to the end of applicable accounting period. In addition, the Company continues to add personnel having a level of financial expertise commensurate with the Company’s financial reporting requirements.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
      The information set forth in the section entitled “Legal proceedings” in Note 8 of Part I, Item 1 of this Form 10-Q is hereby incorporated by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      Issuer Purchases of Equity Securities (in thousands, except per-share amounts)

	Total		Total Number of Shares	Value of Shares
	Number of	Average	Purchased as Part of	That May yet be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs(1)	Plans or Programs(1)

Shares purchased prior to 3/31/05 under the current repurchase program	8,124	$6.07	8,124	$25,716
April 1, 2005 to April 30, 2005	57	$5.09	57	$25,426
May 1, 2005 to May 31, 2005	None	None	None	None
June 1, 2005 to June 30, 2005	None	None	None	None

Total	8,181		8,181	$25,426

(1)	In November 2004, the Company’s Board of Directors authorized a stock repurchase program to reacquire up to $50 million of common stock. In February 2005, the Company’s Board of Directors increased the amount under the stock repurchase program from $50 million to $75 million, extended the term of the program from twelve (12) to twenty-four (24) months following the date of original authorization and increased certain predetermined pricing formulas. During the fourth quarter of fiscal 2004, the Company repurchased and retired 3.2 million shares of SonicWALL common stock at an average price of $6.08 per share for an aggregate purchase price of $19.4 million. During the first quarter of fiscal 2005, the Company repurchased and retired 4.9 million shares of SonicWALL common stock at an average price of $6.06 per share for an aggregate purchase price of $29.9 million. The remaining authorized amount for stock repurchases under this program is $25.4 million. In April 2005, the Company’s Board of Directors authorized a modification to the stock repurchase program to delete certain elements that provided for systematic repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
      None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None

ITEM 5.	OTHER INFORMATION
      None

ITEM 6.	EXHIBITS

Number	Description

10.3	Stock Option Agreement between Matthew Medeiros and the Company, effective May 2, 2005.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California.

SONICWALL, INC.

By:	/s/ Robert Selvi

Robert Selvi
Chief Financial Officer
Dated: August 9, 2005

INDEX TO EXHIBITS

Number	Description

10.3	Stock Option Agreement between Matthew Medeiros and the Company, effective May 2. 2005.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.