Form 10-Q
period 2005-09-30
SONICWALL INC
filed 2005-11-08
CIK 1093885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at September 30, 2005

Common Stock, no par value	64,558,353 Shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SONICWALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)	As restated (1)
	(In thousands)
ASSETS

Current Assets:
Cash and cash equivalents	$50,937	$23,446
Short-term investments	193,582	229,226
Accounts receivable, net	15,536	14,204
Inventories	3,678	2,191
Prepaid expenses and other current assets	3,533	2,069

Total current assets	267,266	271,136
Property and equipment, net	2,125	3,395
Goodwill, purchased intangibles and other assets, net	106,534	112,314

	$375,925	$386,845

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$7,361	$5,737
Accrued payroll and related benefits	6,594	7,342
Other accrued liabilities	3,494	5,117
Deferred revenue	41,351	30,173
Income taxes payable	611	500

Total current liabilities	59,411	48,869

Commitments and contingencies (see Note 9) Shareholders’ Equity	316,514	337,976

	$375,925	$386,845

(1)	Amounts as of December 31, 2004 have been derived from the audited financial statements as of the same date.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		As restated		As restated
	(In thousands, except per share data)
	(Unaudited)
Revenue:
Product	$18,236	$18,474	$55,875	$64,234
License and service	15,782	10,911	43,034	29,400

Total revenue	34,018	29,385	98,909	93,634
Cost of revenue:
Product	6,994	6,845	20,310	22,983
License and service	1,956	1,781	5,877	4,901
Amortization of purchased technology	1,138	1,135	3,409	3,407

Total cost of revenue	10,088	9,761	29,596	31,291

Gross margin	23,930	19,624	69,313	62,343

Operating expenses:
Research and development	5,410	5,556	16,503	17,723
Sales and marketing	13,339	11,797	38,456	35,756
General and administrative	3,414	3,204	10,960	10,519
Amortization of purchased intangibles	701	786	2,107	2,385
Restructuring charges	—	(143)	—	(15)
Amortization of stock-based compensation	84	(75)	19	105

Total operating expenses	22,948	21,125	68,045	66,473

Income (loss) from operations	982	(1,501)	1,268	(4,130)

Interest income and other expense, net	1,748	1,105	4,667	2,725

Income (loss) before income taxes	2,730	(396)	5,935	(1,405)
(Provision for) income taxes	(162)	(209)	(453)	(374)

Net income (loss)	$2,568	$(605)	$5,482	$(1,779)

Net income (loss) per share:
Basic	$0.04	$(0.01)	$0.08	$(0.03)

Diluted	$0.04	$(0.01)	$0.08	$(0.03)

Shares used in computing net loss per share:
Basic	64,308	71,344	64,539	70,853
Diluted	66,183	71,344	66,431	70,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2005	2004
		As restated
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$5,482	$(1,779)
Adjustments to reconcile net income (net loss) to net cash provided by operating activities:
Depreciation and amortization	7,427	8,512
Reduction in allowance of doubtful accounts and other	89	(91)
Amortization of stock-based compensation	20	105
Non-cash restructuring charges	—	(53)
Changes in operating assets and liabilities:
Accounts receivable	(1,320)	(8,039)
Inventories	(1,487)	(851)
Prepaid expenses and other current assets	(1,464)	604
Other assets	263	(403)
Accounts payable	1,624	(722)
Accrued payroll and related benefits	(748)	1,227
Other accrued liabilities	(1,623)	(298)
Deferred revenue	11,178	9,679
Income taxes payable	95	29

Net cash provided by operating activities	19,536	7,920

Cash flows from investing activities:
Purchase of property and equipment	(665)	(1,959)
Maturity and sale of short-term investments	159,350	237,232
Purchase of short-term investments	(124,213)	(246,157)

Net cash provided by (used in) investing activities	34,472	(10,884)

Cash flows from financing activities:
Issuance of common stock under employee stock options and purchase plans	3,701	12,555
Repurchase of common stock	(30,218)	—

Net cash (used in) provided by financing activities	(26,517)	12,555

Net increase in cash and cash equivalents	27,491	9,591
Cash and cash equivalents at beginning of period	23,446	30,467

Cash and cash equivalents at end of period	$50,937	$40,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. CONSOLIDATED FINANCIAL STATEMENTS
     The accompanying condensed consolidated financial statements have been prepared by SonicWALL, Inc. (the “Company”), are unaudited and reflect all adjustments which are normal, recurring and, in the opinion of management, necessary for a fair statement of the financial position and the results of operations of the Company for the interim periods presented. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Specifically, the Company re-allocated the expenses of certain channel programs, which are accounted for as contra-revenue from product revenue to both product and license and service revenue. The condensed consolidated statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2004 as set forth in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 16, 2005.
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
     The consolidated statement of cash flows for the period ended September 30, 2004, has been restated to reflect the adjustments on the components of cash flows from operating activities. There was no change to net cash flows from investing and financing activities. The following is a summary of the effects of the restatement on (i) the Company’s consolidated statements of operations for the three and nine-months ended September 30, 2004 and (ii) the Company’s condensed consolidated balance sheet at December 31, 2004.

	Three Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2004
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
			(In thousands, except per share amounts)
Revenue
Product	$18,143	$—	$18,143	$63,470	$—	$63,470
License and service	11,242	—	11,242	30,164	—	30,164

Total revenue	29,385	—	29,385	93,634	—	93,634
Cost of revenue
Product	6,832	13	6,845	22,936	47	22,983
License and service	1,774	7	1,781	4,876	25	4,901
Amortization of purchased technology	1,135	—	1,135	3,407	—	3,407

Total cost of revenue	9,741	20	9,761	31,219	72	31,291
Gross Margin	19,644	(20)	19,624	62,415	(72)	62,343

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2004
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
			(In thousands, except per share amounts)
Operating expenses:
Research and development	5,732	(176)	5,556	17,840	(117)	17,723
Sales and marketing	12,097	(300)	11,797	35,866	(110)	35,756
General and administrative	3,339	(135)	3,204	10,648	(129)	10,519
Amortization purchased intangibles	786	—	786	2,385	—	2,385
Restructuring charges	(143)	—	(143)	(15)	—	(15)
Stock-based compensation	(75)	—	(75)	105	—	105

Total operating expenses	21,736	(611)	21,125	66,829	(356)	66,473
Loss from operations	(2,092)	591	(1,501)	(4,414)	284	(4,130)
Interest income and other expenses, net	1,105	—	1,105	2,725	—	2,725

Loss before income taxes	(987)	591	(396)	(1,689)	284	(1,405)
Provision for income taxes	(169)	(40)	(209)	(354)	(20)	(374)

Net loss	$(1,156)	$551	$(605)	$(2,043)	$264	$(1,779)

Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.01)	$(0.03)	$—	$(0.03)

	December 31, 2004
	As
	Previously		As
	Reported	Adjustments	Restated
		(In thousands)
Accrued payroll and related benefits	$8,409	$(1,067)	$7,342
Total current liabilities	49,936	(1,067)	48,869
Accumulated deficit	(125,906)	995	(124,911)
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
4. NET INCOME (LOSS) PER SHARE
     The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		As restated	As restated
Numerator:
Net income (loss)	$2,568	$(605)	$5,482	$(1,779)
Denominator:
Weighted average shares used to compute basic EPS	64,308	71,344	64,539	70,853
Effect of dilutive securities:
Dilutive common stock equivalents	1,820	—	1,837	—
Dilutive common stock warrants	55	—	55	—

Weighted average shares used to compute diluted EPS	66,183	71,344	66,431	70,853

Net income (loss) per share:
Basic	$0.04	$(0.01)	$0.08	$(0.03)
Diluted	$0.04	$(0.01)	$0.08	$(0.03)

     At September 30, 2005, potentially dilutive securities of approximately 5.4 million consisting of options with a weighted average exercise price of $8.24, have not been considered in the computation of net income per share as these options’ exercise prices were greater than the average market price of common shares for the period.
     At September 30, 2004, potentially dilutive securities of approximately 4.1 million consisting of options and warrants with a weighted average exercise price of $9.31, have not been considered in the computation of net loss per share as their effect would have been anti-dilutive.
5. COMPREHENSIVE INCOME (LOSS)
     Accumulated other comprehensive loss, as presented on the accompanying condensed consolidated balance sheets, consists of the pre-tax unrealized gains and losses on investment securities, and does not affect reported net income (loss). Comprehensive income (loss), net of tax, is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		As restated		As restated
Net income (loss)	$2,568	$(605)	$5,482	$(1,779)
Unrealized gain (loss) on investment securities, net of taxes	(261)	145	(430)	(364)

Comprehensive income (loss), net of tax	$2,307	$(460)	$5,052	$(2,143)

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
7. RESTRUCTURING CHARGES
  2002 Restructuring Plan
     The following table sets forth an analysis of the components of the 2002 restructuring plan and the payments made against the reserve from December 31, 2003 to September 30, 2005 (in thousands):

	Facility
	Costs	Total
Reserve balance at December 31, 2003	978	978
Cash paid	(529)	(529)
Adjustments	(134)	(134)

Reserve balance at December 31, 2004	315	315
Cash paid	(254)	(254)

Reserve balance at September 30, 2005	$61	$61

2003 Restructuring Plan
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
     The following table sets forth an analysis of the components of the 2003 restructuring plan and the payments made for the plan from December 31, 2003 to September 30, 2005 (in thousands):

	Employee
	Severance	Facility
	Benefits	Costs	Total
Reserve balance at December 31, 2003	91	182	273
Cash paid	(49)	(104)	(153)
Adjustments	(42)	5	(37)

Reserve balance at December 31, 2004	—	83	83
Cash paid	—	(83)	(83)

Reserve balance at September 30, 2005	$—	$—	$—

Summary information for combined restructuring plans
     The following table sets forth an analysis of the components of both the 2002 and 2003 restructuring plans and the payments made for the plans from December 31, 2003 to September 30, 2005 (in thousands):

	Employee
	Severance	Facility
	Benefits	Costs	Total
Reserve balance at December 31, 2003	91	1,160	1,251
Cash paid	(49)	(633)	(682)
Adjustments	(42)	(129)	(171)

Reserve balance at December 31, 2004	—	398	398
Cash paid	—	(337)	(337)

Reserve balance at September 30, 2005	$—	$61	$61

8. PRO FORMA STOCK-BASED COMPENSATION
     The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, compensation has been recognized using the intrinsic value method prescribed in Accounting Principle Board (APB) opinion No. 25 “Accounting for Stock issued to Employees” (APB No. 25) for the Company’s stock option plan and the purchase rights issued under the Employee Stock Purchase Plan (ESPP) in the accompanying statements of operations. Had compensation cost for the Company’s stock option plan and ESPP been determined based on the fair value at the grant dates for stock options and purchase rights granted consistent with the provisions of SFAS No. 123, the Company’s net income(net loss) would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September
	2005	2004	2005	2004
Net income (loss):
As reported	$2,568	$(605)	$5,482	$(1,779)
Stock compensation expense under intrinsic value method, net of related tax effect	84	(75)	19	105
Stock-based compensation expense that would have been included in the determination of net loss had the fair value method been applied, net of related tax effect	(3,233)	(3,903)	(12,918)	(13,999)

Pro forma net loss	$(581)	$(4,583)	$(7,417)	$(15,673)

Basic net income (loss) per share — as reported	$0.04	$(0.01)	$0.08	$(0.03)

Diluted net income (loss) per share — as reported	$0.04	$(0.01)	$0.08	$(0.03)

Basic and diluted pro forma net loss	$(0.01)	$(0.06)	$(0.11)	$(0.22)

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
     Future minimum lease commitments at September 30, 2005 were as follows (in thousands):

2005 (fourth quarter)	$8
2006	33
2007	162
2008	530
Thereafter	389

$1,122

  Purchase commitments
     The Company outsources its manufacturing function primarily to Flash Electronics, a third party contract manufacturer, and at September 30, 2005 it has purchase obligations to this vendor totaling $12.3 million. Of this amount, $6.3 million cannot be cancelled. The Company is contingently liable for any inventory owned by the contract manufacturer that becomes excess and obsolete. As of September 30, 2005, $44,000 had been accrued for excess and obsolete inventory held by our contract manufacturer. In addition, in the normal course of business the Company had $2.5 million in non-cancelable purchase commitments.

  Product warranties
     The Company’s standard warranty period for hardware is one to two years and includes repair or replacement obligations for units with product defects. The Company’s software products carry a 90-day warranty and include technical assistance, insignificant bug fixes and feature updates. The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates. If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required. However, the Company concluded that no adjustments to pre-existing warranty accruals were necessary in the nine month period ended September 30, 2005 and 2004. A reconciliation of the changes to the Company’s warranty accrual is as follows (in thousands):

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)
Beginning balance	$1,071	$1,290
Accruals for warranties issued	380	471
Settlements made during the period	(537)	(474)

Ending balance	$914	$1,287

  Guarantees and Indemnification Agreements
     The Company enters into standard indemnification agreements in its ordinary course of business. As part of its standard distribution agreements, the Company, indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products, software or services. The indemnification agreements commence upon execution of the agreement and do not have specific terms. The maximum potential amount of future payments the Company could be required to make under these agreements is not limited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its liability under these agreements is, most probably, minimal.
     The Company’s articles of incorporation limit the liability of directors to the full extent permitted by California law. In addition, the Company’s bylaws provide that the Company will indemnify its directors and officers to the fullest extent permitted by California law, including circumstances in which indemnification is otherwise discretionary under California law. On July 27, 2005, the Board of Directors of the Company approved an updated form of indemnification agreement to be used by the Company with respect to its directors and certain of its officers. The indemnification agreement was updated as part of the Company’s normal review of corporate governance matters. The agreement provides a single standard form for directors and certain officers and replaces various forms of indemnification agreements in use by the Company since 1999. The indemnification agreement provides that the directors and certain officers would be entitled to (i) indemnification against all legal fees, judgments, fines and amounts paid in settlement and (ii) have expenses advanced by the Company, in each case, if the officer or director acted in good faith in a manner he or she reasonably believed to be in the best interests of the Company and, in the case of a criminal proceeding, had no reasonable cause to believe that his or her conduct was unlawful. In the case of actions brought to enforce a right of the Company not pursued by the officers and/or directors (so called “derivative actions”), the agreement would provide indemnification and advancement of expenses if the officer or director acted in good faith and in a manner he or she reasonably believed to be in the best interests of the Company and its shareholders. The agreement also requires the Company to obtain directors’ and officers’ insurance, if available on reasonable terms, which the Company currently has in place.
     On July 29, 2004, the Company amended and restated its employment agreement with Matthew Medeiros. Under the terms of the revised agreement, the Company may be required to pay severance benefits of up to 24 months salary, up to 150% of average annual target bonus and accelerate stock options in the event of termination of Mr. Medeiros’s employment under certain circumstances, including a change of control. In addition, the Company has entered into agreements with certain other executives where the Company may be required to pay severance benefits up to 12 months of salary, bonuses and accelerate stock options in the event of termination of employment under certain circumstances, including a change of control.

  Legal proceedings
     On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Company’s claims. A tentative agreement has been reached with plaintiff’s counsel and the insurers for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. Papers formalizing the settlement among the plaintiffs, issuer defendants, including SonicWALL, and insurers were presented to the Court on September 14, 2004. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. On July 14, 2004, underwriter defendants filed with the Court a memorandum in opposition to plaintiff’s motion for preliminary approval of the settlement with defendant issuers and individuals. Plaintiffs and issuers subsequently filed papers with the Court in further support of the settlement and addressing issues raised in the underwriter’s opposition. On February 15, 2005 the Court granted preliminary approval of the settlement, subject to the parties fulfilling certain conditions. To address the concerns raised by the Court, the parties submitted revised settlement documents that contained a more limited “bar order” that would not preclude claims by the underwriters for indemnification for an issuer pursuant to the IPO underwriting agreement. On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement. The Court has scheduled a hearing on the fairness of the settlement to the shareholder class for April 24, 2006. If the settlement does not occur, and litigation against the Company continues, the Company believes it has a meritorious defense and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in the Company’s financial statements as of September 30, 2005.
     In September 2003, Data Centered LLC filed a complaint against the Company in California Superior Court, Santa Clara County seeking compensatory and punitive damages, Data Centered LLC v. SonicWall, Inc., No. 103-CV-000060. The Company entered into a transaction with Data Centered for a technology license for, and the sale of load-balancing products for $522,500. The Company had acquired the load-balancing technology and products during the Company’s acquisition of Phobos Corporation. Former Phobos personnel operate Data Centered. Data Centered alleged that the load-balancing products purchased by Data Centered were defective and did not comply with a purported warranty on the products. The Company answered with a general denial of these allegations. The Company also filed a cross-complaint alleging, among other things, that Data Centered’s claims were based on a fraudulently altered document that included a warranty clause that was not part of the parties’ contract; the actual contract between the parties contained a warranty disclaimer. On March 25, 2005, the parties reached an agreement in principle requiring a formal settlement agreement under which the Company agreed to pay to DataCentered the sum of $103,500 and the parties agree to a full and complete release of claims and to dismiss all complaints against the other with prejudice. A formal settlement agreement was executed and on April 19, 2005, a Notice of Settlement was filed with the California Superior Court, Santa Clara County. The settlement amount of $103,500 was paid during the second quarter ended June 30, 2005. As a result, no loss has been accrued in the Company’s financial statements as of September 30, 2005.
     Between December 9, 2003 and December 15, 2003, three virtually identical putative class actions were filed in federal court against the Company and certain of its current and former officers and directors, on behalf of purchasers of the Company’s common stock between October 17, 2000 and April 3, 2002, inclusive. Edwards v. SonicWALL, Inc., et al., No. C-03-5537 SBA (N.D. Cal.) (“Edwards”); Chaykowsky v. SonicWALL, Inc., et al., No. C-04-0202 MJJ (N.D. Cal.) (“Chaykowsky”); Pensiero DPM Inc. v. SonicWALL, Inc., et al., No. C-03-5633 JSW (N.D. Cal.) (“Pensiero”). The complaints sought unspecified damages and generally alleged that the Company’s financial statements were false and misleading in violation of federal securities laws because the financial statements included revenue recorded on the sale of load-balancing products that were defective and did not comply with a purported warranty. These complaints appeared to have been based on the same factual allegations as the Data Centered case. The Company believed that these claims were without merit for numerous reasons, including, as alleged in the Company’s cross-complaint in the Data Centered case, that the claims were based on a fraudulently altered document that included a warranty clause that was not part of the parties’ contract. On February 9, 2004, plaintiffs in the Edwards case voluntarily dismissed their complaint without prejudice. On April 7, 2004, plaintiffs in the Chaykowsky case voluntarily dismissed their complaint without prejudice and on April 15, 2004, plaintiffs in the Pensiero case voluntarily dismissed their complaint without prejudice. As a result no loss has been accrued in the Company’s financial statements as of September 30, 2005.

     On December 12, 2003, a putative derivative complaint captioned Reichert v. Sheridan, et al., No. 01-03-CV-010947, was filed in California Superior Court, Santa Clara County. The Complaint sought unspecified damages and equitable relief based on causes of action against various of the Company’s present and former directors and officers for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California Corporations Code. The Company was named solely as a nominal defendant against whom no monetary recovery is sought. This complaint appeared to be based upon the same factual allegations contained in the Data Centered case that the Company had denied and disputed as set forth in the Company’s cross-complaint in that case. On April 23, 2004, plaintiffs voluntarily dismissed their complaint without prejudice. As a result no loss has been accrued in the Company’s financial statements as of September 30, 2005.
     On March 23, 2005, Watchguard Technologies, Inc. (“Watchguard”) filed a complaint captioned Watchguard Technologies Inc., v. Michael N. Valentine and SonicWALL, Inc., No. 3-05CV0572-K, in the United States District Court for the Northern District of Texas. The Complaint seeks injunctive relief, compensatory and punitive damages in an amount in excess of the jurisdictional minimum, and cost of suit against its former employee, Michael N. Valentine, and the Company, his new employer, for purported misappropriation of Watchguard trade secrets and unfair competition. On April 28, 2005, the Company answered with a general denial of the allegations contained in the complaint. The parties are proceeding with discovery in accordance with the scheduling order issued by the Court. The Company believes that it has meritorious defenses and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with this resolution of this contingency. As a result, no loss has been accrued in the Company’s financial statements as of September 30, 2005.
     Additionally, the Company is party to routine litigation incident to its business. The Company believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial statements taken as a whole or its results of operations, financial position and cash flows.
10. PURCHASED INTANGIBLES
     Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, requires that goodwill and certain intangible assets with an indefinite useful life be reviewed for impairment on an annual basis. In addition, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The Company will periodically evaluate if there are any events or circumstances that would indicate an impairment assessment is required for the carrying value of goodwill and any indefinite lived intangibles between each annual impairment assessment. For the three and nine month periods ended September 30, 2005, no indicators of impairment were identified. The Company has elected to perform its annual impairment analysis during the fourth quarter of each year.
     Amortizable intangible assets consist of the following (in thousands):

	Weighted	September 30, 2005			December 31, 2004
	Average	Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Purchased technology	71 months	$26,970	$(21,975)	$4,995	$26,970	$(18,567)	$8,403
Non-compete agreements	36 months	7,019	(7,019)	—	7,019	(7,019)	—
Customer base	69 months	18,140	(14,996)	3,144	18,140	(12,904)	5,236
Other	18 months	400	(390)	10	400	(373)	27

Total intangibles		$52,529	$(44,380)	$8,149	$52,529	$(38,863)	$13,666

     Estimated future amortization expense to be included in operating results is as follows (in thousands):

	Cost of	Operating
Fiscal Year	revenue	expense

2005 (fourth quarter)	$1,136	$703
2006	3,860	2,450

Total	$4,996	$3,153

11. INCOME TAXES
     As part of the process of preparing the Company’s consolidated condensed financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves determining the Company’s income tax expense (benefit) together with calculating the deferred income tax expense (benefit) related to temporary differences resulting from differing treatment of items, including, but not limited to deferred revenue, depreciation or deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered through the generation of future taxable income.
     Since January 1, 2004, the Company has had a full valuation allowance against its net deferred tax assets because the Company determined that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future due to historical operating losses. The Company’s income (loss) before income taxes was earned in domestic and foreign jurisdictions.

12. RECENT ACCOUNTING PRONOUNCEMENTS
     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. In March 2005, the SEC issued SAB 107, which provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values beginning with the first fiscal year beginning after September 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The company is required to adopt SFAS No. 123(R) in the first quarter of 2006. The company is currently evaluating the requirements of SFAS No. 123(R) and expects that adoption of SFAS No. 123(R) will have a material impact on the company’s consolidated financial position and consolidated results of operations. The company has not yet determined the method of adoption or the effect of adopting SFAS No. 123(R), and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. See pro forma stock-based compensation in Note 8 of the Notes to Condensed Consolidated Financial Statements.
     In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123(R). This interpretation provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123(R) and investors and users of the financial statements in analyzing the information provided. The Company will follow the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS No. 123(R) in the first quarter of 2006.
13. SHAREHOLDER’S EQUITY
  Shareholder’s Equity
     During the three and nine month periods ended September 30, 2005, 253,000 and 605,000 shares of Common Stock, respectively, were issued upon the exercise of options under the Company’s stock option plans. In addition, on January 31, 2005 and July 29, 2005, 139,000 and 189,000 shares of Common Stock, respectively, were issued upon the exercise of options under the Company’s employee stock purchase plan.
  Stock Repurchase Program
     In November 2004, the Company’s Board of Directors authorized a stock repurchase program to reacquire up to $50 million of common stock. In February 2005, the Company’s Board of Directors increased the amount under the stock repurchase program from $50 million to $75 million, extended the term of the program from twelve (12) to twenty-four (24) months following the date of original authorization and increased certain predetermined pricing formulas. During the fourth quarter of fiscal 2004, the Company repurchased and retired 3.2 million shares of SonicWALL common stock at an average price of $6.08 per share for an aggregate purchase price of $19.4 million. During the first quarter of fiscal 2005, the Company repurchased and retired 4.9 million shares of SonicWALL common stock at an average price of $6.06 per share for an aggregate purchase price of $29.9 million. During the second quarter of fiscal 2005, the Company repurchased and retired 57,000 shares of SonicWALL common stock at an average price of $5.09 per share for an aggregate purchase price of $290,000. The remaining authorized amount for stock repurchases under this program is $25.4 million. In April 2005, the Company’s Board of Directors authorized a modification to the stock repurchase program to delete certain elements that provided for systematic repurchases. During the third quarter of fiscal 2005, the Company did not repurchase and retire any shares of SonicWALL common stock.
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
     Effective January 1, 2005, the Company modified the terms of the defined contribution retirement plan to provide a discretionary matching contribution amount which is currently 50% of the employee contribution up to a maximum of $2,000 annually for each participant. All such employer contributions vest immediately. As a result, the Company has expensed approximately $56,000 and $414,000 during the three and nine month periods ended September 30, 2005, respectively.
  Deferred Compensation Plan
     In September 2004, SonicWALL adopted a deferred compensation plan (DCP) to provide specified benefits to, and help retain, a select group of management and highly compensated employees and directors (Participants) who contribute materially to the Company’s continued growth, development and future business success. Under the DCP, Participants may defer up to 80% of their salary and up to 100% of their annual bonus and commission. Each Participant’s deferral account is credited with an amount equal to the net investment return of one or more equity or bond funds selected by the Participant. Amounts in a Participant’s deferral account represent an unsecured claim against the Company’s assets and are paid, pursuant to the Participant’s election, in a lump-sum or in quarterly installments at a specified date during the officer’s employment or upon the Participant’s termination of employment with the Company. The Company pays for the insurance coverage provided under this plan, but does not make any contributions to this plan. At September 30, 2005, the trust assets and the corresponding deferred compensation liabilities were $1,467,000 and $1,411,000, respectively, and are included in other current assets and other current liabilities, respectively.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Form 10-Q contains forward-looking statements which relate to future events or our future financial performance. In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. In addition, forward-looking statements in this document include, but are not limited to, those regarding: revenue from, and our ability to reach, the access security market; our ability to maintain and enhance our current product line and develop new products that achieve market acceptance; our ability to maintain technological competitiveness; our ability to meet the expanding range of customer requirements; achieving a reduction in channel conflict; the ability of our channel partners to absorb new product introductions in a timely fashion; changes in our product mix and supply chain model; the expansion of our product offerings to include lower cost products: our ability to provide support sufficient to allow our channel partners and distributors to create and fulfill demand for our products; our ability to generate additional revenue through additional value added service offerings and software licenses; our ability to provide differentiated solutions that are innovative, easy to use, reliable and provide good value; our ability to achieve reasonable rates of selling associated services to our install base or as part of new product sales; our ability to increase sales in targeted vertical markets; our continued support of our distribution sales model; the technological benefits associated with a distributed architecture deployment; our ability to increase market opportunity for selling subscription services to our installed base; our ability to grow international sales to match the rate of penetration of our products in the domestic market; our ability to implement operational efficiency, cost reductions and increase product functionality to offset competitive pricing pressures on our gross margins; our ability to leverage incremental revenue out of each product transaction; our continued market leadership in the markets in which we participate; the possible impact of geopolitical and macro economic conditions on demand for our offerings; our ability to achieve increased renewal rates for our service offerings; the impact of macro-economic factors on information technology spending; sales and implementation cycles for our products, the ability of our contract manufacturers to meet our requirements; the impact of our pursuit of corporate opportunities on our capital requirements and belief that existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months. These statements are only predictions, and they are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth herein under the heading “Risk Factors” and also under the heading “Risk Factors” in our Form 10-K/A filed with the Securities and Exchange Commission. References to “we,” “our,” and “us” refer to SonicWALL, Inc. and its subsidiaries.

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
     Consequently, the effect of the restatement on the three and nine month periods ended September 30, 2004 has been reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.
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
     We currently outsource our hardware manufacturing and assembly to contract manufacturers. Flash Electronics manufactures and assembles many of our products at facilities in both the U.S. and China. Our agreement with Flash Electronics, effective on June 4, 2004, provides for an initial term of one (1) year and automatic renewal terms of one (1) year each unless cancelled by either party upon 90 days prior notice by either party. SerComm Corporation of Taiwan manufactures and assembles certain of our products at facilities located in Taiwan. Our agreement with SerComm, effective on January 20, 2005, specifies an initial term of one (1) year with automatic yearly renewal terms unless terminated by either party upon 90 days prior written notice. Outsourcing our manufacturing and assembly enables us to reduce fixed overhead and personnel costs and to provide flexibility in meeting market demand.
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
  End User Acceptance
     We began offering integrated security appliances in 1997, and since that time we have shipped approximately 719,000 revenue units. When measured by units shipped, we are typically among the top three suppliers in the markets in which we compete. Our experience in serving a broad market and installed base of customers provides us with opportunities to become a leader in the areas of ease-of-use and reduced total cost of ownership. Additionally, our demonstrated end-user acceptance provides our current and prospective channel partners with an increased level of comfort when deciding to offer our products to their customers.
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
Critical Accounting Policies and Critical Accounting Estimates
     There have been no material changes to any of our critical accounting policies and critical accounting estimates as disclosed in our annual report on Form 10-K/A for the year ended December 31, 2004.
Significant Transactions
  Restructuring
     During 2002 and 2003, we implemented two restructuring plans — one initiated in the second quarter of 2002 and the second initiated in the second quarter of 2003. The information contained in Note 7 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 6 of the Notes to the Consolidated Financial Statements in Part I, Item 8 of the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 16, 2005 is hereby incorporated by reference into this Part I, Item 2.

RESULTS OF OPERATIONS
     The following table sets forth certain consolidated financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2005	2004	2005	2004
		As restated		As restated
Revenue:
Product	53.6%	62.9%	56.5%	68.6%
License and service	46.4	37.1	43.5	31.4

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	20.6	23.2	20.6	24.6
License and service	5.7	6.1	5.9	5.2
Amortization of purchased technology	3.3	3.9	3.4	3.6

Total cost of revenue	29.6	33.2	29.9	33.4

Gross margin	70.4	66.8	70.1	66.6

Operating expenses:
Research and development	15.9	18.9	16.7	18.9
Sales and marketing	39.2	40.1	38.9	38.2
General and administrative	10.0	10.9	11.1	11.2
Amortization of purchased intangibles	2.1	2.7	2.1	2.5
Restructuring charges	—	(0.5)	—	0.0
Stock-based compensation	0.2	(0.3)	—	0.1

Total operating expenses	67.4	71.8	68.8	70.9

Income (loss) from operations	3.0	(5.0)	1.3	(4.3)
Interest income and other expense, net	5.1	3.8	4.7	2.9

Income (loss) before income taxes	8.1	(1.2)	6.0	(1.4)
Provision for income taxes	(0.5)	(0.7)	(0.5)	(0.4)

Net income (loss)	7.6%	(1.9)%	5.5%	(1.8)%

     Revenue
     Product Revenue

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2005	2004	% Variance	2005	2004	% Variance
	(In thousands, except percentage data)
Product	$18,236	$18,474	-1%	$55,875	$64,234	-13%
Percentage of total revenue	54%	63%		56%	69%
License and service	15,782	10,911	45%	43,034	29,400	46%
Percentage of total revenue	46%	37%		44%	31%

Total revenue	$34,018	$29,385	16%	$98,909	$93,634	6%

     The decrease in product revenue during the three and nine month periods ended September 30, 2005 as compared to the same periods in 2004 was primarily due to the mix of sales in all regions. The overall decrease in product revenue was mainly the result of a decline in the average sales price per unit of TZ products, partially offset by an increase in the number of TZ units sold. The reduction in the TZ family average sales price per unit was in large part due to the extension of the low-end of our product line with the TZ150, which has achieved significant sales volume, but carries a relatively low average sales price per unit. We shipped approximately

39,000 and 116,000 units in the three and nine month periods ended September 30, 2005, respectively, compared to 37,000 and 116,000 units in the three and nine month periods ended September 30, 2004, respectively
     During the three and nine month periods ended September 30, 2005, we continued to introduce new products including the SSL-VPN 2000, a product that provides organizations of all sizes with a secure clientless remote network and application access solution and the PRO 4100, a 10-port, gigabit-class security solution. We also extended our suite of secure wireless solutions with the SonicPoint G wireless access point and also launched the CSM 2100, the latest version of our UTM-enabled content security management solution.
  License and Service Revenue
     License and service revenue is derived primarily from licensing of software products, such as our Global Management System and node upgrades and sales of subscription and services such as Content Filtering, client Anti-Virus and integrated Gateway Anti-Virus, Intrusion Prevention and Anti-Spyware. In addition, we generate license and service revenue from the sale of extended service contracts and professional services related to training, consulting and engineering services. We have experienced significant growth in license and services revenue and expect the market opportunity for our subscription and services products; in particular, to grow as customer awareness around the dynamic requirements of unified network threat prevention management becomes more pervasive. In addition, there is an opportunity to sell new subscription and services products as well as renewals of existing subscription and services contracts to our installed base of customers. In the three and nine month periods ended September 30, 2005, revenue from our subscription and services products, including Content Filtering, client Anti-Virus and integrated Gateway Anti-Virus, Intrusion Prevention and Anti-Spyware, increased to $6.6 million and $16.9 million, respectively, from $3.5 million and $9.2 million during the corresponding periods in 2004, respectively. In the three and nine month periods ended September 30, 2005, revenue from extended service contracts increased to approximately $5.6 million and $16.7 million, respectively from $5.1 million and $12.4 million during the corresponding periods in 2004, respectively.
  Channel data
     SonicWALL products are sold primarily through distributors who then resell our products to VAR’s and selected retail outlets. Distribution channels accounted for substantially all of total revenue in the three and nine month periods ended September 30, 2005, respectively, compared to 99% and 98% of total revenue in the three and nine month periods ended September 30, 2004. Two U.S. distributors, Ingram Micro and Tech Data, combined accounted for approximately 37% and 40% of our revenue in the three and nine month periods ended September 30, 2005, respectively. Ingram Micro and Tech Data combined account for approximately 40% and 37 % of our revenue in the three and nine month periods ended September 30, 2004, respectively. This year over year increase as a percentage of total revenue is primarily due to higher end-user demand in the North American region and lower total sales in the EMEA region.
     In addition to our distribution channels, we have also historically sold our products to Original Equipment Manufacturer (“OEM”) partners. We began to de-emphasize OEM sales in 2004 and completed the phase down of sales to OEMs after March 31, 2005. Consequently, OEM revenue decreased to $0 and $159,000 in the three and nine month periods ended September 30, 2005, respectively from $579,000 and $2.0 million in the three and nine month periods ended September 30, 2004, respectively.
  Geographic revenue data

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2005	2004	% Variance	2005	2004	% Variance
	(In thousands, except percentage data)
Americas	$24,242	$20,792	17%	$69,132	$65,044	6%
Percentage of total revenues	71%	71%		70%	69%
EMEA	5,190	4,180	24%	17,500	17,633	-1%
Percentage of total revenues	15%	14%		18%	19%
APAC	4,586	4,413	4%	12,277	10,957	12%
Percentage of total revenues	13%	15%		12%	12%

Total revenues	$34,018	$29,385		$98,909	$93,634

     The Americas included non-U.S. net sales of $1.5 million and $484,000 for the three month periods ended September 30, 2005 and September 30, 2004, respectively, and $3.2 million and $2.8 million for the nine month periods ended September 30, 2005 and September 30, 2004, respectively.
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
  Cost of Revenue and Gross Margin
The following table shows the cost of revenue for product and the cost of revenue for license and service:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2005	2004	% Variance	2005	2004	% Variance
		As restated			As restated
	(In thousands, except percentage data)
Product	$6,994	$6,845	2%	$20,310	$22,983	-12%
License and service	1,956	1,781	10%	5,877	4,901	20%
Amortization of purchased technology	1,138	1,135	0%	3,409	3,407	0%

Total cost of revenue	$10,088	$9,761		$29,596	$31,291

Note — Effect of amortization of purchased technology has been excluded from product and license and service gross margin discussions below.
     The following table shows the gross margin for product and the gross margin for license and service:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amount		Percentage		Amount		Percentage
	2005	2004	2005	2004	2005	2004	2005	2004
		As restated		As		As restated		As
				restated				restated
	(In thousands, except percentage data)
Product	$11,242	$11,629	62%	63%	$35,565	$41,251	64%	64%
License and service	13,826	9,130	88%	84%	37,157	24,499	86%	83%
Amortization of purchased technology	(1,138)	(1,135)	-100%	-100%	(3,409)	(3,407)	-100%	-100%

Total gross margin	$23,930	$19,624	70%	67%	$69,313	$62,343	70%	67%

Note — Effect of amortization of purchased technology has been excluded from product and license and service gross margin discussions below.
  Cost of Product Revenue and Gross Margin
     Cost of product revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers, amortization of purchased technology related to our acquisitions of Phobos and RedCreek, and related overhead costs associated with our manufacturing operations personnel. Additionally, warranty costs and inventory provisions or write-downs are included in cost of product revenue. In the three months ended September 30, 2005, cost of product revenue increased slightly due to higher overall shipments and lower productions costs. In the nine months ended

September 30, 2005, cost of product revenue decreased slightly as a result of lower overall shipments and lower production costs due to the expansion of the product offering to include lower cost products.
     Gross margin percentages from product sales stayed relatively flat in the three and nine month periods ended September 30, 2005 compared to the corresponding periods in 2004. We expect product gross margins to erode to the extent that we experience downward pressure on product pricing or upward pressure on product costs. A change in the mix of product sold could also change gross margins.
  Cost of License and Service Revenue and Gross Margin
     Cost of license and service revenue includes all costs associated with the production, delivery and support of our license and service products, including cost of packaging materials and related costs paid to contract manufacturers, customer technical support costs related to our service contracts, royalty costs related to certain subscription products, and personnel costs related to the delivery of training, consulting, and professional services. The absolute cost of license and service revenue increased in the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, as set forth in the table above. This increase was due primarily to technical support costs to support our increased service contract offerings combined with the increased installed base of units.
     License and services gross margin percentages increased by four and three percentage points in the three and nine month periods ended September 30, 2005, respectively. The increase in license and service gross margin related primarily to fixed costs remaining relatively constant with the prior year in corresponding periods along with the increase in license and service revenue.
  Amortization of Purchased Technology

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2005	2004	% Variance	2005	2004	% Variance
	(In thousands, except percentage data)
Expense	$1,138	$1,135	0%	$3,409	$3,407	0%
Percentage of total revenue	3%	4%		3%	4%
     Amortization of purchased technology represents the amortization of existing technology acquired in our business combinations accounted for using the purchase method. Purchased technology is being amortized over the estimated useful lives of three to six years. Amortization of $1.1 million for the three month periods ended September 30, 2005 and 2004, respectively, and $3.4 million for the nine month periods ended September 30, 2005 and 2004, respectively, is primarily related to the amortization of purchased intangibles associated with the acquisition of Phobos.
     Future amortization to be included in cost of revenue based on the current balance of purchased technology (absent any additional investment) is $1.1 million for the remaining three months of 2005 and $3.9 million for 2006.
     Our gross margin has been and will continue to be affected by a variety of factors, including competition; the mix of products and services; new product introductions and enhancements; fluctuations in manufacturing volumes and the cost of components and contract manufacturing and assembly costs.

  Operating Expenses
  Research and Development

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2005	2004	% Variance	2005	2004	% Variance
		As restated			As restated
	(In thousands, except percentage data)
Expense	$5,410	$5,556	-3%	$16,503	$17,723	-7%
Percentage of total revenue	16%	19%		17%	19%
     Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products. For the three month period ended September 30, 2005, the decrease in absolute dollars was primarily the result of a decrease in salaries and related expense of approximately $225,000 and the reduction of expenses allocated for rent, insurance and information technology administration of approximately $175,000, offset by an increase in contract labor and prototype expense of $237,000. For the nine month period ended September 30, 2005, the decrease in absolute dollars was primarily the result of a decrease in salaries and related expense of $570,000 and the reduction of expenses allocated for rent, depreciation, insurance and information technology administration of approximately $923,000 offset by an increase in contract labor and legal expense of $235,000.
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
  Sales and Marketing

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2005	2004	% Variance	2005	2004	% Variance
		As restated			As restated
	(In thousands, except percentage data)
Expense	$13,339	$11,797	13%	$38,456	$35,756	8%
Percentage of total revenue	39%	40%		39%	38%
     Sales and marketing expenses primarily consist of personnel costs including commissions, costs related to customer support, travel, tradeshows, promotional and advertising costs, and related facilities costs. For the three months ended September 30, 2005, the increase in sales and marketing expenses is attributed to personnel costs increase of approximately $668,000, which includes recruiting, contract labor, related benefits and employee relocation, partially offset by severance cost. In addition, European sales and channel marketing activities increased by $798,000.
     For the nine months ended September 30, 2005, the increase in sales and marketing expenses is primarily due to higher personnel costs including recruiting, contract labor, employee benefits and employee relocation costs of approximately $2.4 million. The increase is primarily related to higher contract labor expenses in tech support, sales management, general marketing, inside sales, training and EMEA marketing departments. In addition, our expense for sales and marketing programs increased by approximately $394,000 due to our European sales and channel marketing activities, increased spending in our corporate sales and channel marketing programs, offset by a decrease in travel and tradeshow related expenses.

  General and Administrative.

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2005	2004	% Variance	2005	2004	% Variance
		As restated			As restated
	(In thousands, except percentage data)
Expense	$3,414	$3,204	7%	$10,960	$10,519	4%
Percentage of total revenue	10%	11%		11%	11%
     General and administrative expenses consists primarily of personnel costs, directors and officers’ insurance, corporate governance costs, certain professional fees, travel expense, and related facilities costs. For the three months ended September 30, 2005, the increase in general and administrative expenses was primarily due to an increase in contract labor expenses of approximately $263,000, an increase in compensation and related benefit costs including recruitment fees of approximately $36,000, an increase of professional service expenses of approximately $27,000, offset by a decrease in insurance related cost of approximately $115,000. For the nine months ended September 30, 2005, the increase in general and administrative expenses was primarily due to an increase in compliance costs related to taxes, licenses and fees of approximately $278,000, an increase in legal fees and other professional expenses that were in part associated with the pursuit of various corporate opportunities of approximately $900,000, offset by a decrease in insurance related expense of approximately $318,000, a decrease in compensation and related benefit costs of approximately $287,000, a decrease in travel related cost of approximately $104,000, a decrease in various bank and credit card processing related fees of approximately $123,000 and a decrease in the allowance for doubtful accounts in 2004 of approximately $100,000.
Amortization of Purchased Intangibles.

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2005	2004	% Variance	2005	2004	% Variance
	(In thousands, except percentage data)
Expense	$701	$786	-11%	$2,107	$2,385	-12%
Percentage of total revenue	2%	3%		2%	3%
     Amortization of purchased intangibles represents the amortization of assets arising from contractual or other legal rights acquired in business combinations accounted for as a purchase except for amortization of existing technology which is included in cost of revenue. Purchased intangible assets are being amortized over their estimated useful lives of three to six years. The primary reason for the reduction in amortization expense in the three and nine month periods ended September 30, 2005 compared to the three and nine month periods ended September 30, 2004 was that certain intangibles from various acquisitions were fully amortized. Amortization for the three and nine month periods ended September 30, 2005 primarily consisted of $698,000 and $2.1 million, respectively, relating to the amortization of purchased intangibles associated with the acquisition of Phobos. Amortization for the three and nine month periods ended September 30, 2004 primarily consisted of $698,000 and $1.4 million, respectively, associated with the acquisition of Phobos.
     Future amortization to be included in operating expense based on current balance of purchased intangibles (absent any additional investment) is $0.7 million for the remaining three months of 2005 and $2.5 million for 2006.

  Stock-based Compensation.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	% Variance	2005	2004	% Variance
	(In thousands, except percentage data)
Expense	$84	$(75)	-212%	$19	$105	-82%
Percentage of total revenue	0%	0%		0%	0%
     Amortization (Reversal) of stock-based compensation was $84,000 and $(75,000) for the three month periods ended September 30, 2005 and 2004, respectively and $19,000 and $105,000 for the nine month periods ended September 30, 2005 and 2004, respectively. Amounts in the three and nine month periods ended September 30, 2005 and 2004, respectively, relate to a stock option grant that was modified and is now subject to variable accounting treatment, resulting in expense or contra-expense recognition each period, using the cumulative expense method.
  Interest Income and Other Expense, Net.
     Interest income and other expense, net consists primarily of interest income on our cash, cash equivalents and short-term investments, and was $1.8 million and $1.1 million for the three month periods ended September 30, 2005 and 2004, respectively, and $4.9 million and $2.7 million in the nine month periods ended September 30, 2005 and 2004, respectively. The fluctuations in the short-term interest rates directly influence the interest income recognized by us. Interest rates for the three and nine month periods ended September 30, 2005 increased over the corresponding periods of the prior fiscal year, partially offset by lower average investment balances,.
  Provision for Income Taxes.
     The provision for income taxes in the three month periods ended September 30, 2005 and 2004 was $162,000 and $209,000, respectively, and $453,000 and $374,000 in the nine month periods ended September 30, 2005 and 2004, respectively. We have a full valuation allowance against our deferred tax assets because we have determined that it is more likely than not that all deferred tax assets may not be realized in the foreseeable future due to historical operating losses. The net operating loss and research and development tax credit carryovers that make up the vast majority of the deferred tax assets will expire at various dates through the year 2024. Going forward, we will continue to assess the need for the valuation allowance. After we have demonstrated profitability for a period of time and begin utilizing a significant portion of the deferred tax assets, we may reverse the valuation allowance, likely resulting in a significant benefit to the statement of operations in some future period. At this time, we cannot reasonably estimate when this reversal might occur, if at all.
LIQUIDITY AND CAPITAL RESOURCES
     For the nine months ended September 30, 2005, our cash, cash equivalents and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, decreased by $8.2 million to $244.5 million as compared to an increase of $18.2 million to $261.6 million for the nine month period ended September 30, 2004. Our working capital decreased for the nine months ended September 30, 2005 by $14.4 million to $207.9 million as compared to an increase of $16.4 million to $236.1 million for the nine months ended September 30, 2004.
  Operating Activities
     For the nine months ended September 30, 2005, cash provided by operating activities totaled $19.5 million compared to cash provided by operating activities of $7.9 million in the same period of the prior year. Our primary source of operating cash flows is our net income plus depreciation and amortization and the increase in deferred revenue. Our days sales outstanding (DSO) in accounts receivable was 41 days at September 30, 2005 compared to 53 days at September 30, 2004. The decrease in DSO at September 30, 2005 as compared to September 30, 2004 was primarily due to increased collection effort and the timing of collections. Collection of accounts receivable and related DSO will fluctuate in future periods due to the timing and amount of our future billings, the payment terms that we extend to our customers and the effectiveness of our collection efforts. Deferred revenue increased primarily due to increased sales of subscription services as well as an increase related to shipments to distributors where revenue is recognized on a sell through basis. Accrued payroll and related benefits decreased primarily due to timing of the employee stock purchase plan withholdings, the timing of payments to our employees, offset by the employees’ unused vacation. Other accrued liabilities decreased mainly due to the timing of payments, a decrease in accrued royalties, and a decrease in the restructuring reserve. Prepaid expenses increased primarily because of the timing of our annual insurance payments and the increase in the trust assets of the deferred compensation plan as fully described in Note 14 of the Notes to the Condensed Consolidated Financial Statements (unaudited).
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
  Investing Activities
     For the nine months ended September 30, 2005, cash provided by investing activities totaled $34.5 million, principally as a result of the net sale and maturity of $35.1 million of short-term investments and $665,000 used to purchase property and equipment. Net cash used in investing activities for the nine months ended September 30, 2004 was $10.9 million, principally as a result of the net purchases of $8.9 million of short-term investments and by $2.0 million used to purchase property and equipment.
  Financing Activities
     Financing activities used $26.5 million and provided $12.6 million for the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005, cash of $3.7 million was provided from common stock issuances as a result of stock option and employee stock purchase plan share exercises, offset by $30.2 million used under the Company’s stock repurchase program. For the nine months ended September 30, 2004, cash was provided from common stock issuances as a result of stock option and employee stock purchase plan share exercises.
  Financial Position
     We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months. However, we may be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, and pursuit of corporate opportunities. We cannot assure you that additional equity or debt financing will be available on acceptable terms or at all. Our sources of liquidity beyond twelve months, in management’s opinion, will be our then current cash balances, funds from operations and whatever long-term credit facilities we can arrange. We have no other agreements or arrangements with third parties to provide us with sources of liquidity and capital resources beyond twelve months. We believe that future liquidity and capital resources will not be materially affected in the event we are not able to prevail in litigation for which we have been named a defendant as described in Note 9 to the financial statements.
Off-Balance Sheet Arrangements and Contractual Obligations
     We do not have any debt, long-term obligations or long-term capital commitments. The following summarizes our principal contractual commitments as of September 30, 2005 (in thousands):

		Payments Due by Period
		Less Than	1 to 3	3 to 5
Contractual Obligations	Total	One Year	Years	Years
Operating lease obligations	$1,122	$33	$568	$521
Non-Cancelable Purchase obligations	$8,775	$8,775	$—	$—
     We outsource our manufacturing function primarily to Flash Electronics, a third-party contract manufacturer. At September 30, 2005, we had purchase obligations to this vendor totaling approximately $12.3 million. Of this amount $6.3 million cannot be cancelled. We are contingently liable for any inventory owned by the contract manufacturer that becomes excess and obsolete. As of September 30, 2005, we had accrued $44,000 for excess and obsolete inventory held by our contract manufacturer. We are contingently liable for any inventory related to the non-cancelable purchase obligations in the event that the inventory becomes excess and obsolete.

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
     To date, sales to two distributors have accounted for a significant portion of our revenue. For the nine month period ended September 30, 2005, and for the fiscal years ended December 31, 2004 and December 31, 2003, substantially all of our sales were to distributors and resellers as follows:
Revenues: Sales through distributors and resellers as % of total revenue

	Nine months ended 9/30/05	FY 2004	FY 2003
Distributors/Resellers	>98%	98%	96%
     Sales through Ingram Micro and Tech Data for the nine month period ended September 30, 2005, and for the fiscal years ended December 31, 2004 and December 31, 2003 represented the following percentages of total revenue:
Revenues: From Ingram Micro & Tech Data as % of total revenue.

Customers	Nine months ended 9/30/05	FY 2004	FY 2003
Ingram Micro	20%	17%	23%
Tech Data	20%	21%	20%
     In addition, for the nine months ended September 30, 2005, our top 10 customers accounted for 66% of our total revenue. In each of 2004 and 2003, our top 10 customers accounted for 56% or more of total revenue.
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

     In addition, Ingram Micro and Tech Data represented the following percentages in our accounts receivable balance as of September 30, 2005, December 31, 2004 and December 31, 2003:
Receivables balance of Ingram Micro & Tech Data in absolute dollars and as % of total receivables.

Customers	As of 9/30/2005		As of 12/31/04		As of 12/31/03
Ingram Micro	$2.6M	16%	$.8M	6%	$1.3M	14%
Tech Data	$1.2M	7%	$3.8M	26%	$1.4M	15%
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
     Overall weakness in the general economy and volatility in the demand for Internet security products are two of the many factors underlying our inability to predict our revenue for a given period. We base our spending levels for product development, sales and marketing, and other operating expenses largely on our expected future revenue. A large proportion of our expenses are fixed for a particular quarter or year, and therefore, we may be unable to implement a decrease in our spending in time to compensate for any unexpected quarterly or annual shortfall in revenue. As a result, any shortfall in revenue would likely adversely affect our operating results. For the nine month period ended September 30, 2005, we reported a net income of $5.5 million. For the year ended December 31, 2004, we reported a net loss of $313,000. For the year ended December 31, 2003, we reported a net loss of $17.7 million. Our accumulated deficit as of September 30, 2005 is $119.0 million. We do not know if we will be able to continue to achieve profitability in the future.
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
     We provide our major distributors with price protection rights for inventories of our products held by them. If we reduce the list price of our products, our major distributors receive refunds or credits from us that reduce the price of such products held in their inventory based upon the new list price. As of September 30, 2005, we estimated that approximately $12.4 million of our products in our distributors’ inventory are subject to price protection. We have incurred approximately $11,000, $69,000, and $140,000 of credits under our price protection policies in the first, second, and third quarter of 2005, respectively. As of December 31, 2004, we estimated that approximately $14.3 million of our products in our distributors’ inventory were subject to price protection. We incurred approximately $98,000 of credits under our price protection policies in 2004. Future credits for price protection will depend on the percentage of our price reductions for the products in inventory and our ability to manage the level of our major distributors’ inventory. If future price protection adjustments are higher than expected, our future results of operations could be materially adversely affected.
We are dependent on international sales for a substantial amount of our revenue. We face the risk of international business and associated currency fluctuations, which might adversely affect our operating results.
     International revenue represented 33% of total revenue for the nine month ended September 30, 2005, 31% of total revenue in 2004, and 30% of total revenue in 2003. We expect that international revenue will continue to represent a substantial portion of our total revenue in the foreseeable future. Our risks of doing business abroad include our ability to structure our distribution relationships in a manner consistent with marketplace requirements and on favorable terms, and if we are unable to do so, revenue may decrease from our international operations. Because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. A weakened dollar could increase the cost of local operating expenses and procurement of raw materials. We are subject to the risks of conducting business internationally, including potential foreign government regulation of our technology, geopolitical risks associated with political and economic instability, changes in diplomatic and trade relationships, and foreign countries’ laws affecting the Internet generally.
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
     We outsource our hardware manufacturing and assembly to contract manufacturers. Flash Electronics manufactures and assembles many of our products at facilities in both the U.S. and China. Our agreement with Flash Electronics, effective July 4, 2004, specifies an initial term of one (1) year with automatic yearly renewal terms unless the agreement is terminated by either party upon 90 days prior written notice. SerComm Corporation of Taiwan manufactures and assembles certain of our products at facilities located in Taiwan. Our agreement with SerComm, effective on January 20, 2005, specifies an initial term of one (1) year with automatic yearly renewal terms unless terminated by either party upon 90 days prior written notice. Our operations could be disrupted if we have to switch to a replacement vendor or if our hardware supply is interrupted for any reason. In addition, we provide forecasts of our demand to our contract manufacturers nine to nine months prior to scheduled delivery of products to our customers. If we overestimate our requirements, our contract manufacturers may have excess inventory, which would increase our costs. If we underestimate our requirements, our contract manufacturers may have an inadequate component inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenue. In addition, lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. Financial problems of our contract manufacturers or reservation of manufacturing capacity by other companies, inside or outside of our industry, could either limit supply or increase costs. We may also experience shortages of components from time to time, which also could delay the manufacturing of our products. If any of the foregoing occurs we could lose customer orders and revenue could decline.
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
     Although we did not make any acquisitions during the nine month period ended September 30, 2005, or in 2004 or 2003, we may make acquisitions or investments in other companies, products or technologies in the future. If we acquire other businesses in the future, we will be required to integrate operations, train, retain and motivate the personnel of these entities as well. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners.
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
     We reported that our financial statements filed on Form 10-K for the fiscal year ended December 31, 2004, and the interim financial statements therein, should no longer be relied upon because of an error related to the over accrual of amounts to be paid under the Company’s 2004 Sales Compensation Plan and the Company’s 2004 Employee Bonus Plan. In addition, we have received an opinion from our previous independent registered public accounting firm that our internal controls over financial reporting for the fiscal year ended December 31, 2004 were not effective. Amended financial statements for the fiscal year ended December 31, 2004, and the interim financial statements therein, were filed on Form 10-K/A on May 16, 2005. Depending on if or when we learn of an error in our financial statements, we may have to restate our financial statements for a previously reported period. If we are unable to certify the adequacy of our internal controls over financial reporting and our independent registered public accounting firm is unable to attest thereto or if we learn of errors in our financial statements at a point in time that results in a conclusion that previously reported financial statements should no longer be relied upon, investors could lose confidence in our internal controls over financial reporting, our disclosure controls and the reliability of our financial statements, which could result in a decrease in the value of our common stock and could cause serious harm to our business, financial condition and results of operations.
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
     In Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2004, the Company disclosed that it did not maintain effective controls over the application of certain generally accepted accounting principles within the financial reporting process because the Company lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with the Company’s financial reporting requirements. Our success in remediation of this material weakness in internal controls over financial reporting depends on our ability to identify, attract and retain qualified financial personnel with a level of financial reporting expertise commensurate with our financial reporting requirements. Competition for such qualified personnel is particularly intense in our marketplace and in our location. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications.

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
     We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our discussion and analysis of financial condition and results of operations in this annual report, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Examples of such estimates include, but are not limited to, those associated with valuation allowances and accrued liabilities, specifically sales returns and other allowances, allowances for doubtful accounts and warranty reserves. SFAS No. 142 requires that goodwill and other indefinite lived intangibles no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis or on an interim basis if circumstances change or if events occur that would reduce the fair value of a reporting unit below its carrying value. We did not incur a goodwill impairment charge in 2004 or 2003 or in the nine months ended September 30, 2005. Actual results may differ from these and other estimates if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.
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
The inability to obtain any third-party license required developing new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could seriously harm our business, financial condition and results of operations.
     We license technology from third parties to develop new products or software or enhancements to existing products or software. Third-party licenses may not be available to us on commercially reasonable terms or at all. The inability to obtain third-party licenses required developing new products or software or enhancements to existing products or software could require us to obtain substitute technology of lower quality or performance standards or at greater cost, any of which could seriously harm our business, financial condition and results of operations.
Seasonality and concentration of revenue at the end of the quarter could cause our revenue to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.
     The rate of our domestic and international sales has been and may continue to be lower in the summer months or be adversely affected by other seasonal factors, both domestically and internationally. During these periods, businesses often defer purchasing decisions. Also, as a result of customer buying patterns and the efforts of our sales force to meet or exceed quarterly and year-end quotas, historically we have received a substantial portion of a quarter’s sales orders and earned a substantial portion of a quarter’s revenue during its last month of each quarter. If expected revenue at the end of any quarter is delayed, our revenue for that quarter could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.
When we are required to take a compensation expense for the value of stock options or other compensatory awards that we issue to our employees, our earnings will be harmed.
     We believe that stock options are a key element in our ability to attract and retain employees in the markets in which we operate. In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004), Share-based Payment, which requires public companies to recognize, as an expense, the fair value of stock option and other stock-based compensation to employees beginning in the first annual reporting period that begins after June 15, 2005. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not consider stock option grants issued under our employee stock option plans to be compensation when the exercise price of stock option is equal to or greater than the fair market value on the date of grant. For 2006 and thereafter, we will be required to take a compensation charge as stock options or other stock-based compensation awards are issued or as they vest, including the unvested portion of options that were granted prior to 2006. This compensation charge will be based on a calculated value of the option or other stock-based award using a methodology that has not yet been finalized, and which may not correlate to the current market price of our stock. The calculations required under the new accounting rules are very complex. Recognizing this fact, the Financial Accounting Standard Board has made such rules effective as of the beginning of the first annual reporting period that begins after September 15, 2005. For us, this will be our fiscal first quarter, which commences January 1, 2006. We believe that the effect of such compensation expense will have a material effect on our reported results from historical levels.
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
     We conduct significant sales and customer support operations in countries outside of the United States. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, political or social unrest or economic instability in a specific country or region; macro economic conditions adversely affecting geographies where we do business, trade protection measures, environmental directives and other regulatory requirements which may affect our ability to import or export our products from various countries; and government spending patterns affected by political considerations; and difficulties in staffing and managing international operations. Any or all of these factors could have a material adverse impact on our revenue, costs, expenses and financial condition.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Interest rates risk
     Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, we classified our short-term investments as available-for-sale. Consequently, investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. As of September 30, 2005, our cash, cash equivalents and short-term investments included money-market securities, corporate bonds, municipal bonds and commercial paper which are subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates change prior to maturity.
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
     The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted average interest rates as of September 30, 2005:

	Maturing in
	Less Than	More Than
	One Year	One Year	Total
	(In thousands, except percentage data)
Short-term investments	$71,200	$122,382	$193,582
Weighted average interest rate	2.80%	3.61%
  Foreign currency risk
     We consider our exposure to foreign currency exchange rate fluctuations to be minimal. We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars. For the three months ended September 30, 2005, we earned approximately 33% of our revenue from international markets, which in the future may be denominated in various currencies. As a result, in the future our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. In addition, because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future. In addition, we have minimal cash balances denominated in foreign currencies. We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company conducted an evaluation, with the participation of its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2005. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.
     The Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer had previously concluded the Company’s disclosure controls and procedures were not effective as of June 30, 2005 as fully described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 and the Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005. The Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer further concluded, based upon the evaluation described above that the Company’s disclosure controls and procedures are not effective as of September 30, 2005 because the process of remediating the material weaknesses identified on both the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 and the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005 had not been completed as of September 30, 2005.
Management’s Remediation Initiatives and Interim Measures
     During the third quarter of 2005, management continued to implement actions, that were begun during the first quarter of 2005, to remediate the material weaknesses described in our Annual Report on Form 10-K/A for the year ended December 31, 2004 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005. These actions include (1) the implementation of a series of additional controls designed to provide greater assurance that delivery and risk of loss requirements are satisfied prior to the end of applicable accounting period and (2) increased scrutiny and review of non-routine transactions and accounting areas requiring higher levels of management judgment. In addition, the Company continues to add personnel having a level of financial expertise commensurate with the Company’s financial reporting requirements. While significant progress continues to be made, corrective actions have not been fully completed to permit management to conclude that the above referenced material weaknesses had been fully remediated as of September 30, 2005. Nonetheless, the Company performed additional analysis and other post-closing procedures to ensure the interim condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
     Except as noted above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d — 15(f) under the Exchange Act) during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The information set forth in the section entitled “Legal proceedings” in Note 9 of Part I, Item 1 of this Form 10-Q is hereby incorporated by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (in thousands, except per-share amounts)

	Total		Total Number of Shares	Value of Shares That
	Number of	Average	Purchased as Part of	May Yet be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs(1)	Plans or Programs(1)
Shares purchased prior to 6/30/05 under the current repurchase program	8,181	$6.06	8,181	$25,426
July 1, 2005 to September 30, 2005	None	None	None	None

Total	8,181		8,181	$25,426

(1)	In November 2004, the Company’s Board of Directors authorized a stock repurchase program to reacquire up to $50 million of common stock. In February 2005, the Company’s Board of Directors increased the amount under the stock repurchase program from $50 million to $75 million, extended the term of the program from twelve (12) to twenty-four (24) months following the date of original authorization and increased certain predetermined pricing formulas. During the fourth quarter of fiscal 2004, the Company repurchased and retired 3.2 million shares of SonicWALL common stock at an average price of $6.08 per share for an aggregate purchase price of $19.4 million. During the first quarter of fiscal 2005, the Company repurchased and retired 4.9 million shares of SonicWALL common stock at an average price of $6.06 per share for an aggregate purchase price of $29.9 million. During the third quarter of fiscal 2005, the Company did not repurchase shares of SonicWALL common stock pursuant to the authorized stock repurchase program. The remaining authorized amount for stock repurchases under this program is $25.4 million. In April 2005, the Company’s Board of Directors authorized a modification to the stock repurchase program to delete certain elements that provided for systematic repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS

Number	Description
10.2	SonicWALL indemnification agreement, dated July 27, 2005.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California.

SONICWALL, INC.

By:	/s/ Robert Selvi

Robert Selvi
Chief Financial Officer
Dated: November 8, 2005

INDEX TO EXHIBITS

Number	Description
10.2	SonicWALL indemnification agreement, dated July 27, 2005.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.