Form 10-K
period 2005-12-31
SONICWALL INC
filed 2006-03-15
CIK 1093885

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission File Number 000-27723

SonicWALL, Inc.
(Exact name of registrant as specified in its charter)

California	77-0270079
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1143 Borregas Avenue
Sunnyvale, CA 94089
(Address of Principal Executive Offices, including zip code)
(408) 745-9600
(Registrant’s Telephone Number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑           Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      As of June 30, 2005, the aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the NASDAQ National Market on that date) was approximately $345,586,755. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      As of February 28, 2006, there were 64,531,435 shares of the Registrant’s Common Stock outstanding. This is the only outstanding class of common stock of the Registrant.
DOCUMENTS INCORPORATED BY REFERENCE
      Certain portions of the registrant’s proxy statement for its 2005 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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
Overview
      SonicWALL designs, develops, manufactures and sells integrated network security, mobility, and productivity solutions for small to medium size networks used in enterprises, e-commerce, education, healthcare, retail point-of-sale, and government markets. Our Internet security infrastructure products are designed to provide secure Internet access to both wired and wireless broadband customers, enable secure Internet-based connectivity for distributed organizations, and process secure transactions for enterprises and service providers. We believe our access security appliances provide high-performance, robust, reliable, easy-to-use and affordable Internet firewall security and virtual private networking (“VPN”) functionalities. Additionally, our Internet security products are designed to make our customers more productive and more mobile, while still maintaining a high level of security. As of December 31, 2005, we have sold more than 759,000 of our Internet security appliance platforms worldwide. We also sell value-added services for our security appliances, including content filtering, anti-virus protection and intrusion prevention on a subscription basis. We also license software packages such as our Global Management System (“GMS”) and our Global VPN Client. Our GMS enables distributed enterprises and service providers to manage and monitor a large number of SonicWALL Internet security appliances and deploy our security software and services from a central location to reduce staffing requirements, speed deployment and lower costs. Our Global VPN Client provides mobile users with a simple, easy-to-use solution for securely accessing the network. On November 28, 2005 we completed the acquisition of Lasso Logic, Inc. (“Lasso”), an early stage company providing continuous data protection for backup and recovery solutions and acquired certain assets from enKoo, Inc. (“enKoo”) associated with its secure remote access technology. We are in the process of integrating the Lasso Logic products into our family of security solutions and integrating the key features of enKoo’s technology into our SSL-VPN products. Our products and services are primarily sold, and our software licensed, on an indirect basis through two-tiered distribution, first to distributors and then to value-added resellers, who then sell to end-customers.
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

Increasing Use of Broadband Access Technologies
      The connection speed by which individuals and businesses and enterprises of all sizes connect to the Internet is increasing. Small to medium enterprises, branch offices and consumers are shifting from dial-up connections to substantially faster, always connected broadband technologies such as digital subscriber lines (“DSL”) and cable Internet access. Larger enterprises are moving from T1 connectivity to T3 connectivity and in some cases to OC-3 connectivity. These broadband connections allow for substantially faster Internet access among many simultaneous users. Additionally, as Internet access speeds increase, both network bandwidth and network traffic speeds have significantly increased, further reflecting the ubiquity and the importance of the Internet to business operations.

Importance of Internet Security
      We believe Internet security is essential for businesses and enterprises due to the large amount of confidential information transmitted or accessible over the Internet. Broadband technologies, including DSL and cable, are always connected to the Internet. This constant connectivity increases the risk that confidential information and other proprietary or otherwise sensitive information might be compromised by computer hackers, identity thieves, disgruntled employees, contractors or competitors. In addition, business or enterprise data and networks become increasingly vulnerable to security threats and sophisticated attacks as the number of connections to the Internet increase, through satellite offices or telecommuters, and the volume of confidential information accessible through the Internet increases. Breaches of network security are costly to a business, both financially and as a source of lost productivity resulting from network and computer down-time. We believe that many enterprises are aware of the need to increase their network security budget to address these concerns; thereby increasing the confidence of users that transactions over the Internet are secure.
      The market for Internet security products includes a variety of applications to address network vulnerabilities and protect confidential data during transmission and access. These applications include, among others, firewalls, VPN access products, anti-virus solutions, intrusion prevention, content filtering and SSL encryption.

Integrated Solutions for Internet Security
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
      We believe that security solutions that integrate hardware, software and service elements overcome many of the shortcomings of solutions based upon software alone. Software based security solutions can be difficult to install and manage, often requiring dedicated and highly-skilled in-house information technology (“IT”) personnel. Additionally, software only security solutions can also be difficult to integrate within networks, often requiring installation of dedicated server equipment and the use of complex load balancing switches to ensure a reliable, high-speed connection. Our integrated security solution approach can overcome many of these limitations by integrating firewall, VPN, anti-virus, intrusion prevention and content filtering into one easy-to-deploy device that is interoperable with other Internet Protocol Security (“IPSec”) devices. These integrated solutions can remain current through automatic update services.

Importance of Productivity and Mobility
      As security becomes a more visible component of network IT spending, the need to demonstrate a return on investment can influence the relative attractiveness of our solutions. This trend among our end-users has encouraged us to develop and position our solutions to underscore productivity benefits. For example, content filtering can be used in an office environment to prevent employees from surfing or shopping during business hours in addition to blocking objectionable material. As networks become more accessible to vendors, suppliers, customers, partners and employees on the road or at remote locations, the need for mobile solutions that are secure also increases. Our approach to mobility extends from wireless solutions to remote secure access through VPN tunnels.

The Advent of Secure Virtual Private Networks (VPNs)
      Large and small enterprises utilize VPNs in the place of more costly private, dedicated networks or leased lines. VPNs allow for two or more individual networks to be linked creating one large private network. The private network is “virtual” because it leverages the public Internet as the network infrastructure. Enterprises use VPNs to achieve a variety of objectives. Telecommuters and traveling workers can access a corporate network to work from their out-of-office locations using remote access VPN. Satellite and branch offices can connect to the home office network using site-to-site VPNs. An enterprise can connect with its business partners, suppliers and customers utilizing an Extranet VPN. These VPN connections must be secure from unauthorized access and safe from unauthorized alteration. To secure a VPN, information traveling between the locations is encrypted and authenticated. To help deliver the desired quality and security levels, businesses and enterprises can monitor and prioritize network traffic for business-critical applications and allocate bandwidth for specific traffic, typically using customer premise equipment encryption and authentication products.
      In a distributed business model, branch offices and point-of-sale (POS) locations extend a company’s reach into key markets. To realize these benefits, the communication link must be available at all times and be able to support the application. VPN solutions help companies establish centralized control over branch offices, POS locations, or remote kiosks by providing the robust security and performance needed for business continuity. A traditional site-to-site connection often requires the leasing of expensive, dedicated data lines that are difficult to deploy and manage. With the advent of affordable broadband and standards-based VPN, organizations can deploy secure remote access via Internet connections. With today’s VPN technology and broadband connections, enterprises of any size may use the Internet to securely communicate with their multiple locations.

Need for Anti-Virus, Intrusion Prevention and Content Filtering Solutions
      In the Computer Security Institute Computer Crime and Security Survey published in 2004, the two most common forms of attack or abuse reported were virus outbreaks and insider abuse of network access. In addition to lost productivity, companies and their customers and partners are vulnerable to severe financial losses. This reality has been underscored by the rapid infection of many users through widespread and highly publicized virus outbreaks affecting business networks around the globe. At the same time, we believe that issues such as employee productivity, liability concerns and network bandwidth continue to fuel the growth of content filtering. Enterprises are deploying anti-virus protection, content filtering and intrusion prevention solutions across the enterprise and expending technical resources to keep these defenses updated against the latest virus threats and objectionable or inappropriate content.

Changing Mobile Computing Environment and Demand for SSL-VPN
      In today’s mobile environment, information needs to be accessed by a highly diverse community of users from essentially anywhere an internet connection exists and through access devices that are not always owned or controlled by the IT organization. For large enterprises with in-house IT personnel and higher IT spending budgets, these challenges are more easily addressable than for the more IT-constrained small and mid-sized business (SMBs).
      SSL-VPN is a new approach to connecting any user from anywhere to any resource reliably, conveniently, and with granular levels of security. SSL-VPN does not establish a network-layer connection between users and the VPN gateway. Rather, connections are established at a layer above, at the transport layer. The Web browser on the user’s device represents the pre-existing VPN software client for establishing an encrypted tunnel between the user’s device and the SSL-VPN gateway. Through a Web browser, users can access several categories of applications and resources. Until recently, SSL-VPN solutions have been designed for large enterprises with a feature set and price that exceeded SMB needs and means. This situation is changing with new SSL-VPN product offerings specifically designed to meet the remote access needs of SMBs at affordable prices.
The SonicWALL Solutions
      SonicWALL provides comprehensive Internet security solutions that include access security and transaction security products, value-added security applications, training, consulting and support services. Our access security product line provides cost effective and high performance Internet security solutions to small, medium and large enterprise users in commercial, healthcare, education and government markets. Our transaction security products enable our target enterprise and service provider users to process large volumes of secure transactions using SSL technology without compromising the performance of their e-commerce or e-business applications.
      SonicWALL products are designed to provide comprehensive Internet security for (1) networks ranging in size from one to more than 15,000 users (2) enterprises having branch offices, telecommuting employees or POS locations and (3) e-commerce applications that handle millions of secure transactions daily. Our security appliances span a wide range of requirements, from single-user set-top appliances to rack-mounted enterprise-class units capable of supporting thousands of users. Our products offer functional flexibility to accommodate the number of supported users, the number of transactions handled, the number of ports and feature options such as anti-virus protection, content filtering and intrusion prevention, as well as management tools that enable our customers to easily manage SonicWALL appliances installed throughout their networks. Our transaction security products include appliance-based solutions, which can be deployed in sophisticated networks requiring the highest levels of transaction performance. Our SSL appliances enable web sites to maintain performance levels while processing a growing number of secure transactions.
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
      As of December 31, 2005, we have sold more than 759,000 of our Internet security appliance platforms worldwide. The SonicWALL product line provides our customers with the following key benefits:

•	High-Performance, Scalable and Robust Access Security. The SonicWALL product line provides a comprehensive integrated security solution that includes firewall, VPN, gateway anti-virus, anti-spyware, intrusion prevention and content filtering. Our access security products protect private networks against Internet-based theft, destruction or modification of data, and can automatically notify customers if their network is under certain types of attack. SonicWALL has been awarded the internationally recognized International Computer Security Association (“ICSA”) Firewall Certification. Our SSL-VPN product family provides organizations of all sizes with an affordable, simple and secure clientless remote network and application access solution that requires no pre-installed client software. Our anti-virus services provide comprehensive virus protection with automatic updates and minimal administration. Our gateway anti-virus, anti-spyware and intrusion prevention services prevent malicious code from infecting networks by blocking transmissions through the gateway and disrupt background communications from existing spyware programs that transmit confidential data. Our content filtering service enables customers such as businesses, schools, government agencies and libraries to restrict access to objectionable or inappropriate web sites.

•	Ease of Installation and Use. The SonicWALL product line delivers “plug-and-play” appliances designed for easy installation and use. Installation consists of connecting a SonicWALL device between the private network and the broadband Internet access device for our access security products and in front of the e-commerce web server for our transaction security products. SonicWALL products are easily configured and managed through a web browser-based interface or through our GMS. No reconfiguration of any personal computer application is required. Our access security products are pre-configured to interface with major Internet access technologies, including cable, DSL, Integrated Services Design Network (“ISDN”), Frame Relay and T-1 via Ethernet. Our transaction security products are compatible with major web server and e-commerce software products and are designed to operate in the most sophisticated and highest traffic network architectures.

•	Low Total Cost of Ownership. The SonicWALL product design minimizes the purchase, installation and maintenance costs of Internet security. The suggested retail prices of our access security products begin at $395 and scale up with products and features that span a wide array of customer requirements. Our affordable, easy-to-manage Internet security appliances also enable customers to avoid employee expenses that may otherwise be required to implement and maintain an effective Internet security solution.

•	Reliability. The SonicWALL product design maximizes reliability and uptime. Our products use an embedded single purpose operating system and a solid state hardware design. Some competitive product offerings consist of software installed on general-purpose host computers that use the Windows NT or UNIX operating systems. General-purpose operating systems are designed to run multiple applications, creating an environment less dedicated to security. In such circumstances we believe the probability of random system crashes may increase. Moreover, since general-purpose computers contain many moving parts, such as hard disk drives, floppy drives, fans and switching power supplies, they are more prone to hardware failures over time. Such software and hardware failures may compromise security.

Strategy
      Our goal is to extend our leadership position by continuing the transition to a comprehensive provider of integrated security, productivity and mobility solutions. We plan to accomplish our goal by focusing on Value Innovation, the process whereby we deliver solutions with price-performance advantages.
      Key elements of our strategy include:

•	Global Growth. We plan to focus our investment in those geographical areas that can return the growth rates consistent with a global high-tech organization. Part of the global growth initiative also includes taking advantage of supply chain improvements wherever possible. We believe that this type of alignment of our resources will strengthen our global position.

•	Continue to Bring New Products to the Market. We intend to use our internal product design and development expertise to produce outstanding solutions that deliver value to our end-users.

•	Continuous Cost Reduction. We anticipate that the hardware appliance business will continue to operate under the same economic pressures common to the IT industry generally. The constraints include constant pressure for improved price-performance. We intend to be vigorous in our pursuit to lower costs in all aspects of our business. Supply chain improvements and overall continual business process improvement are key components of this initiative. We believe that the associated cost reductions will strengthen our market position and assist us in penetrating new markets.

•	Strengthen Our Indirect Channel. Our global target markets are generally served by a two-tier distribution channel. We have achieved varying degrees of regional penetration in these markets with large scale distributors at the hub of our model and over 10,000 value-added resellers (“VAR’s”) and systems integrators forming a distribution web that covers over 50 countries. We intend to continue to implement programs designed to enhance our competitive position through distributors and VAR’s.

•	Increase Services and Software Revenue. We intend to continue to develop new service and licensed software offerings to generate additional revenue from our installed base and provide additional functionality ancillary to our product sales. We currently offer a selection of integrated functionality including gateway anti-virus, client anti-virus, anti-spyware, intrusion prevention and content filtering subscription services. We also offer fee-based customer support services and training to our customers. We have dedicated sales and marketing personnel and programs that focus on selling these services, as well as add-on products to our existing base of customers.

•	Inorganic Growth. We intend to continue to explore corporate opportunities to enhance our ability to broaden the product range that we bring to the market. Where appropriate, we may license, OEM, or acquire technologies in order to better address the current and future requirements of our customers.

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
      Our GMS enables distributed enterprises and service providers to manage and monitor a large number of SonicWALL Internet security appliances and deploy our security services from a central location to speed deployment, reduce staffing requirements and lower costs.
Access Security Features
      SonicWALL access security products include high performance, solid-state Internet security appliances designed to provide integrated security to meet the needs of the individual telecommuter through a large distributed enterprise. SonicWALL Internet security appliances share a common set of Internet security features that have been tailored to meet the needs of our target markets:

Deep Packet Inspection Firewall Security. Our firewall technology is designed to protect private networks against Internet-based theft, destruction or modification of data, and automatically notify customers if their networks are under attack. SonicWALL has been awarded the internationally recognized ICSA Firewall Certification. In addition, the firewall technology in our products detects and thwarts certain “denial of service” attacks and delivers intelligent, real-time network security protection against sophisticated application layer and content-based attacks. SonicWALL has expanded its Gateway Anti-Virus/ Intrusion Prevention Service to include protection from spyware. Our Gateway Anti-Virus, Anti-Spyware and Intrusion Prevention Service for TZ and PRO Series platforms integrates a configurable, high performance deep packet inspection engine with a dynamically updated database containing thousands of attack and vulnerability signatures. This integrated service offering is designed to protect networks against a comprehensive array of dynamic threats including viruses, spyware, worms, Trojans and software vulnerabilities, such as buffer overflows, as well as peer-to-peer and instant messenger applications, backdoor exploits, and other malicious code.

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

Web Browser-Based Management. SonicWALL appliances are easily and securely configured and managed through a web browser-based interface. The SonicWALL interface insulates the user from the underlying complexity of Internet security, while providing enough flexibility to meet the diverse needs of our customers.

Logging and Reporting. SonicWALL appliances maintain an event log of potential security concerns, which can be viewed with a web browser or automatically sent on a periodic basis to any e-mail address. SonicWALL appliances notify the administrator of high-priority security issues, such as an attack on a server, by immediately sending an alert message to a priority e-mail account such as an e-mail pager. SonicWALL appliances also provide pre-defined reports that show different views of Internet usage, such as the most commonly accessed web sites.

Security Appliances
      SonicWALL Internet gateway appliances vary with respect to the number of supported users, the number of ports, product features, processor speed and scalability. During 2004 and 2005 we introduced a new generation of products for both our PRO Series appliances as well as our TZ Series appliances.
      SonicWALL’s current generation line of Internet gateway appliances includes:

SonicWALL TZ 150 and TZ 150 Wireless. This Internet security appliance delivers layered protection to small and home offices through an integrated deep packet inspection firewall/ VPN in an easy-to-use, low cost platform. Its compact form factor includes a single Ethernet WAN port and four-port LAN switch, allowing multiple devices to connect safely to the network.

SonicWALL TZ 170 and TZ 170 Wireless. This Internet security appliance is designed to provide a comprehensive security platform, delivering network security, flexibility and reliability to home, small, remote and branch offices. This high performance deep packet inspection firewall/ VPN ships in multiple node configurations and offers a choice between absolute ease-of-use for basic networks and ultimate flexibility for networks with more complex needs. The functionality of the TZ 170 is extended by the integrated 5-port medium dependent interface crossover (“MDIX”) switch allowing multiple computers to be networked together. The TZ 170 Wireless provides all the same features plus wireless connectivity over 802.11b/g standards.

SonicWALL TZ 170 SP and TZ 170 SP Wireless. This Internet security appliance is designed to provide a comprehensive security platform delivering continuous network uptime for critical, secure data connectivity through integrated and automated broadband and analog failover and failback technologies. This high performance deep packet inspection firewall/ VPN offers automated broadband-to-broadband-to-analog WAN redundancy for unparalleled network uptime. The TZ 170 SP Wireless provides all the same features plus secure 802.11b/g wireless connectivity.

SonicWALL PRO 1260. This Internet security appliance is designed to provide a comprehensive security and switching platform delivering network security and flexibility to small business and remote office networks through an integrated deep inspection firewall/ VPN and wire-speed 24-port, auto-MDIX Layer 2 switch.

SonicWALL PRO 2040. This Internet security appliance is designed to provide a comprehensive network security, mobility and productivity solution utilizing high performance architecture to deliver business-class firewall and VPN performance, advanced features and configuration flexibility in a rack-mounted appliance. The PRO 2040 includes a high performance architecture with a deep packet inspection firewall and 3DES/ AES VPN.

SonicWALL PRO 3060. This Internet security appliance is designed to provide a comprehensive security platform for complex networks, utilizing six fully configurable Ethernet interfaces to provide cost-effective, enterprise-class firewall throughput and VPN concentration. The PRO 3060 is powered by SonicOS firmware which provides hardware fail-over, wide-area network (“WAN”) ISP fail-over and an automated secondary VPN gateway, providing continuous network uptime. This product can support up to 128,000 concurrent sessions, 25 VPN client sessions for remote users and 500 to 1,000 VPN site-to-site connections.

SonicWALL PRO 4060. This Internet security appliance is designed to provide all of the features of the PRO 3060, but increases the concurrent sessions to 500,000, VPN client sessions for remote users to 1,000 and VPN site-to-site connections to 3,000.

SonicWALL PRO 4100. This Internet security appliance provides powerful internal and external network protection across all 10 gigabit interfaces to deliver high-speed gateway anti-virus, anti-spyware, anti-spam and intrusion prevention. The PRO 4100 includes an extensive array of advanced networking and configuration flexibility features in an accessible, affordable platform that is easy to deploy and manage in a wide variety of environments. Its features include 800 Mbps firewall, 300Mbps deep packet inspection and 350 Mbps VPN throughputs.

SonicWALL PRO 5060. This Internet security appliance is a high performance, multi-service security gateway for medium-to-large networks integrating gigabit-class firewall, VPN, intrusion prevention, anti-virus and content filtering into a single platform that is designed to be easy to install and manage. The PRO 5060 is powered by a high performance architecture delivering 1+ Gbps deep packet inspection firewall and 500 Mbps 3DES/ AES VPN throughput.

SonicWALL Content Security Manager. We believe our Content Security Management solutions enhance the security of the network and the productivity of the workforce. Built on SonicWALL’s security technology, these appliance-based solutions integrate seamlessly into virtually any network environment to deliver scalable, cost-effective content management. The SonicWALL Content Security Manager 2100 CF delivers appliance-based Internet filtering that enhances security and employee productivity, optimizes network utilization and mitigates liability concerns by managing access to objectionable Web content.

SonicWALL SSL-VPN 200 and SSL-VPN 2000. The SSL-VPN series provides organizations of all sizes with an affordable, simple and secure clientless remote network and application access solution that requires no pre-installed client software. Utilizing only a standard Web browser, users can easily and securely access e-mail, files, intranets, remote desktops (including both full desktop and individual application access) and other resources on the corporate LAN from any location. With no need for a pre-installed or “fat” VPN client, administrators are freed from the tasks of deploying, configuring and updating software, reducing maintenance and support costs. SonicWALL SSL-VPN Series solutions integrate seamlessly into virtually any network topology to deliver powerful, scalable and affordable remote access to corporate resources.

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
      SonicWALL Gateway Anti-Virus, Anti-Spyware and Intrusion Prevention. SonicWALL Gateway Anti-Virus, Anti-Spyware and Intrusion Prevention Service integrate gateway anti-virus, anti-spyware and intrusion prevention to deliver intelligent, real-time network security protection against sophisticated application layer and content-based attacks. Utilizing a configurable, high performance deep packet inspection architecture, SonicWALL Gateway Anti-Virus, Anti-Spyware and Intrusion Prevention Service is designed to secure the network from the core to the perimeter against a comprehensive array of dynamic threats including viruses, worms, Trojans, spyware and software vulnerabilities such as buffer overflows, as well as peer-to-peer and instant messenger applications, backdoor exploits, and other malicious code.
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
      For network administrators, managing security for distributed networks on a site-by-site basis places a strain on resources. Visits to remote sites to setup security, inspect security installations, or provide training to local personnel is time consuming, expensive and impractical. Administrators cannot be certain that every installation in the distributed network is complying with company security policies. To address these realities, SonicWALL’s Global Management System (“GMS”) is designed to provide global security management. This software application is designed to provide network administrators with configuration and management tools to globally define, distribute, enforce and deploy the full range of security application services and upgrades for thousands of SonicWALL Internet security appliances.
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
Customers
      We sell our products through distributors, resellers and original equipment manufacturers. As of December 31, 2005, we sold more than 759,000 Internet security appliance platforms. The following lists our top international and domestic distributors based on revenues in the year ended December 31, 2005.

Top Domestic and International Distributors

• Tech Data	• Canon Solutions (Japan)
• Ingram Micro	• Tek Data (UK)
• Alternative Technology	• Azlan Group (UK)
• Securematics, Inc.	• Marubeni Solutions (Japan)
• Softbank BB Corp
• ComputerLinks AG
End Users
      Our products are sold by our channel partners to end-users such as, financial institutions, professional offices, service providers, healthcare providers and educational and other public entities.
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
      We believe that SonicWALL products are ideally suited for the indirect channel business model. We market and sell our products in this indirect channel through a two-tiered distribution structure consisting of distributors and resellers in the United States and over 50 other countries. Distributors and resellers accounted for approximately 97% of our total revenue for the year ended December 31, 2005. Resellers, which include systems integrators, ISPs, dealers, mail order catalogs and online catalogs, generally purchase our products from our distributors and then sell our products to end-users in our target markets.
      We divide our sales organization regionally into the following territories: the Americas; Asia Pacific (APAC); and Europe, the Middle East and Africa (EMEA). Regional sales representatives manage our relationships with our network of distributors, value-added resellers and customers, help our value-added reseller network sell and support key customer accounts, and act as a liaison between our value-added reseller network and our marketing organization. The regional sales representative’s primary responsibility is to help the indirect channel succeed and grow within the territory. We also have an internal sales staff that supports the indirect channel.
      Domestic Channel. In the Americas, the primary distributors of our products to resellers are Ingram Micro and Tech Data. Ingram Micro accounted for approximately 18% of total revenue in 2005, 17% in 2004 and 23% in 2003. Tech Data accounted for approximately 21% of total revenue in 2005, 21% in 2004 and 20% in 2003.
      Domestic resellers receive various benefits and product discounts, generally depending on the level of purchase commitment and achievement. Our standard reseller program offers access to sales and marketing materials. Certain of our resellers qualify for our Medallion program, which extends those benefits by adding access to an expanded set of sales and marketing tools, as well as priority technical support. The top level of that program is the SonicWALL Gold Partner, where additional benefits such as sales leads, access to additional discounted demonstration units and market development funds are available.
      International Channel. We believe there is a strong international market for our products. International sales represented approximately 34% of our total revenue in 2005, 30% in 2004 and 30% in 2003. We direct substantially all of our international resellers to the appropriate distributor in each territory. We support our international distributors by offering customizable marketing materials, sales tools, leads, co-operative marketing funds, joint advertising, discounted demonstration units and training. We also participate in regional press tours, trade shows and seminars.
      Original Equipment Manufacturer Channel. From time to time we may enter into select original equipment manufacturer relationships in order to take advantage of opportunities to rapidly penetrate certain target markets. We believe these opportunities expand our overall market while having a minor impact on our own indirect channel sales.
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

•	Content Filtering. Our Internet content filter blocks objectionable content using a list of prohibited URLs and keywords as well as cookies, Java and ActiveX scripts. Subscribers to this service enable their SonicWALL appliance to automatically download an updated URL list weekly to keep pace with the dynamic nature of Internet content.

•	Gateway Anti-Virus. Our gateway anti-virus subscription service is intended to provide anti-virus protection throughout a business and across a distributed network and delivers protection for high threat viruses and malware by conducting inspections over the most common protocols used in today’s networked environments. This SonicWALL service integrates with our security appliances to deploy and maintain anti-virus software for each user on the network — without the need for desktop-by-desktop installation, configuration and maintenance. Automatic anti-virus updates are available for all network nodes to protect them from new virus outbreaks.

•	Anti-Spyware. Our anti-spyware program blocks spyware delivered through auto-installed ActiveX components, scans and logs spyware threats that are transmitted through the network and alerts administrators when new spyware is detected and/or blocked. This service offering also stops existing spyware programs from communicating in the background with hackers and servers on the Internet thereby preventing the transfer of confidential information, and provides granular control over networked applications by enabling administrators to selectively permit or deny the installation of individual spyware programs. Our spyware offering prevents e-mailed spyware threats by scanning and then blocking infected e-mails transmitted either through SMTP, IMAP or Web-based e-mail.

•	Intrusion Prevention. Our intrusion prevention service utilizes a configurable, ultra-high performance deep packet inspection engine to deliver maximum network protection while preventing known buffer overflow vulnerabilities in software. This service also defends against various worms, Trojans, and backdoor exploits thereby mitigating risk and liability concerns while improving productivity by blocking instant messaging and peer-to-peer applications. The service not only protects networks from attacks originating outside the network (WAN), but also from internal attacks targeting network segments (LANs), and provides a robust database of attack and vulnerability signatures that is dynamically updated as new exploits and vulnerabilities are discovered.
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
      Our research and development activities are conducted at our principal facilities in Sunnyvale, California. In 2005, 2004 and 2003 we incurred expenses, excluding amortization of stock-based compensation, of $22.6 million, $23.3 million and $19.9 million, respectively, on research and development activities.
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
      Principal competitors in our markets include, but are not limited to the following, all of which sell worldwide or have a presence in most of the major markets for such products:

•	enterprise firewall software vendors such as Check Point, Microsoft and Symantec;

•	network equipment manufacturers such as Cisco Systems, Lucent Technologies, Nortel Networks and Nokia;

•	security appliance suppliers such as WatchGuard Technologies and Juniper Networks.
Intellectual Property
      We currently rely on a combination of patent, trademark, copyright, and trade secret laws, confidentiality provisions and other contractual provisions to protect our intellectual property. Our intellectual property program consists of an on-going patent disclosure and application process, the purchase of intellectual property assets from others and the licensing of intellectual property from others. We plan to continue our aggressive plan to build our intellectual property portfolio. Despite our efforts to protect our intellectual property, unauthorized parties may misappropriate or infringe our intellectual property. We plan to aggressively pursue any such misappropriation or infringement of our intellectual property. Our pending patent applications may not result in the issuance of any patents. Even if we obtain the patents we are seeking, that will not guarantee that our patent rights will be valuable, create a competitive barrier, or will be free from infringement. Furthermore, if any patent is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.
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
Manufacturing
      We currently outsource our hardware manufacturing and assembly to contract manufacturers. Flash Electronics manufactures and assembles many of our products at facilities in both the U.S. and China. Our current agreement with Flash Electronics, effective on June 4, 2004, provides for an initial term of one (1) year and automatic renewal terms of one (1) year each unless cancelled by either party upon 90 days prior written notice. SerComm Corporation of Taiwan manufactures and assembles certain of our products at facilities located in Taiwan. Our agreement with SerComm, effective on January 20, 2005, specifies an initial term of one (1) year with automatic yearly renewal terms unless terminated by either party upon 90 days prior written notice. Outsourcing our manufacturing and assembly enables us to reduce fixed overhead and personnel costs and to provide flexibility in meeting market demand.

      We design and develop the key components for the majority of our products. In addition, we generally determine the components that are incorporated in our products and select the appropriate suppliers of these components. Product testing and burn-in are performed by our contract manufacturer using tests that we typically specify.
      As part of our design and development activity, we constantly review environmental regulations in the jurisdictions in which we do business. Working with our contract manufacturers, we review the applicability of these regulations to our products and the established timetables for implementation of the regulations with the objective of providing compliant products in a timely fashion.
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
Employees
      As of December 31, 2005, we had 404 employees. Of these, 198 were employed in sales and marketing, 49 in finance and administration, 139 in research and development and 18 in operations. We are not party to any collective bargaining agreements with our employees and we have not experienced any work stoppages. We believe we have excellent relations with our employees.
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
      We also make available on our Internet website our Corporate Governance Principles and other corporate governance related documents including the charters of the Audit Committee, Compensation Committee, and Nominations and Corporate Governance Committee of our Board of Directors , the Code of Conduct for all employees and directors, and our Code of Ethics for Principal Executive and Senior Financial Officers. Such information is also available in print to stockholders upon request.

ITEM 1A.	Risk Factors
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
      To date, sales to two distributors, Ingram Micro and Tech Data, have accounted for a significant portion of our revenue. For the fiscal years ended December 31, 2005, 2004 and 2003, substantially all of our sales were to distributors and resellers as shown in the following table, expressed as a percentage of total revenue:

	FY 2005	FY 2004	FY 2003

Distributors/ Resellers	97%	98%	96%
      Sales through Ingram Micro and Tech Data for the fiscal years ended December 31, 2005, 2004 and 2003 represented the following percentages of total revenue:

Customers	FY 2005	FY 2004	FY 2003

Ingram Micro	18%	17%	23%
Tech Data	21%	21%	20%
      In addition, for the fiscal year ended December 31, 2005, our top 10 distributors and resellers accounted for 66% of our total revenue. In each of 2004 and 2003, our top 10 distributors and resellers accounted for 56% or more of total revenue.
      We anticipate that sales of our products to relatively few distributors and resellers will continue to account for a significant portion of our revenue. Although we have renewable one-year agreements with Ingram Micro and Tech Data and certain other large distributors, these contracts are subject to termination at any time. We cannot assure you that any of these distributors or resellers will continue to place orders with us, that orders will continue at the levels of previous periods or that we will be able to obtain large orders from new distributors or resellers. If any of the foregoing should occur, our revenue will likely decline and our business will be adversely affected.
      In addition, Ingram Micro and Tech Data represented the following dollar amount and percentages of our accounts receivable balance (in millions, except for percentages):

	2005

			2004

	December 31,

					2003

Ingram Micro	$2.0M	15%	$.8M	6%	$1.3M	14%
Tech Data	$1.4M	11%	$3.8M	26%	$1.4M	15%
      The failure of distributors and resellers to pay us in a timely manner could adversely affect our balance sheet, our results of operations and our creditworthiness, which could make it more difficult to conduct business.

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
      Competitors to date have generally targeted the security needs of enterprises of every size with firewall and VPN products that range in price from approximately $250 to more than $30,000. We may experience increased competitive pressure in some of our product lines as well as some of our software feature sets. This increased competitive pressure may result in both lower prices and gross profits. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. In addition, our competitors may bundle products, software and services that are competitive to ours with other products, software and services that they may sell to our current or potential customers. These customers may accept these bundled offerings rather than separately purchasing our offerings. If any of the foregoing were to occur, our business could be adversely affected.

Difficulty predicting our future operating results or profitability due to volatility in general economic conditions and the Internet security market may result in a misallocation in spending, and a shortfall in revenue which would harm our operating results
      Changes in general economic conditions and the volatility in the demand for Internet security products are two of the many factors underlying our inability to predict our revenue for a given period. We base our spending levels for product development, sales and marketing, and other operating expenses largely on our expected future revenue. A large proportion of our expenses are fixed for a particular quarter or year, and therefore, we may be unable to implement a decrease in our spending in time to compensate for any unexpected quarterly or annual shortfall in revenue. As a result, any shortfall in revenue would likely adversely affect our operating results. For the year ended December 31, 2005, we reported a net income of $6.3 million. For the year ended December 31, 2004, we reported a net loss of $313,000. For the year ended December 31, 2003, we reported a net loss of $17.7 million. Our accumulated deficit as of December 31, 2005 is $118.6 million. We do not know if we will be able to sustain profitability in the future.

The selling prices of our solution-based product, software and services offerings may decrease, which may reduce our gross profits.
      The average selling prices for our solution-based product, software and services offerings may decline as a result of competitive pricing pressures, a change in our mix of products, software and services, anticipation of introduction of new functionality in our products or software, promotional programs and customers who negotiate price reductions in exchange for longer-term purchase commitments. In addition, competition continues to increase in the market segments in which we participate and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Furthermore, we anticipate that the average selling prices and gross profits for our products will decrease over product life cycles. We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our product, software and service offerings , if introduced, will enable us to maintain our prices and gross profits at current levels. If the price of individual products, software or services decline or if the price of our solution-based offerings decline, our overall revenue may decline and our operating results may be adversely affected.

We offer retroactive price protection to our major distributors and if we fail to balance their inventory with end- user demand for our products, our allowance for price protection may be inadequate. This could adversely affect our results of operations.
      We provide our major distributors with price protection rights for inventories of our products held by them. If we reduce the list price of our products, our major distributors receive refunds or credits from us that reduce the price of such products held in their inventory based upon the new list price. As of December 31, 2005, we estimated that approximately $11.8 million of our products in our distributors’ inventory are subject to price protection. We have issued approximately $700,000 and 98,000 of credits under our price protection policies in 2005 and 2004, respectively. Future credits for price protection will depend on the percentage of our price reductions for the products in inventory and our ability to manage the level of our major distributors’ inventory. If future price protection adjustments are higher than expected, our future results of operations could be materially adversely affected.

We are dependent on international sales for a substantial amount of our revenue. We face the risk of international business and associated currency fluctuations, which might adversely affect our operating results.
      International revenue represented 34% of total revenue for in 2005, 30% of total revenue in 2004, and 30% of total revenue in 2003. We expect that international revenue will continue to represent a substantial portion of our total revenue in the foreseeable future. Our risks of doing business abroad include our ability to structure our distribution relationships in a manner consistent with marketplace requirements and on favorable terms, and if we are unable to do so, revenue may decrease from our international operations. Because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. A weakened dollar could increase the cost of local operating expenses and procurement of raw materials. We are subject to the risks of conducting business internationally, including potential foreign government regulation of our technology, geopolitical risks associated with political and economic instability, changes in diplomatic and trade relationships, and changes in foreign countries’ laws affecting such areas as employment relationships, environmental regulation, intellectual property protection and the Internet generally.

Delays in deliveries from our suppliers could cause our revenue to decline and adversely affect our results of operations.
      Our products incorporate certain components, component subassemblies or technologies that are available from single or limited sources of supply. Specifically, our products rely upon components from companies such as Iwill, Intel, Cavium, and Broadcom. We do not have long-term supply arrangements with any vendor, and any disruption in the supply of these products or technologies may adversely affect our ability to obtain necessary components or technology for our products. If this were to happen, our product shipments may be delayed and business lost, resulting in a decline in sales. In addition, our products utilize components that have in the past been subject to market shortages and price fluctuations. If we experience price increases in our product components, we will experience declines in our gross profit.

We license intellectual property, including certain databases and software, and if our licensors experience delays in product updates or provide us with products of substandard quality, the revenue we receive from our products and services that use this intellectual property would be at risk.
      We have agreements to license intellectual property, including databases and software, which we incorporate as part of certain of our products and services. Licensors of such databases and software may fail to provide us with updated products or may experience delays in providing us with updated products. In addition, our licensors may provide us with products of substandard quality. If either of these events happens, we may be unable to provide our customers with the appropriate level of functionality in our solution based offerings. In that event, our customers may purchase similar offerings from one of our competitors, or sales to our customers may be delayed. In either case, our revenue would be adversely affected.

We rely primarily on contract manufacturers for our product manufacturing and assembly, and if these operations are disrupted for any reason, we may not be able to ship our products.
      We outsource our hardware manufacturing and assembly to contract manufacturers. Flash Electronics manufactures and assembles many of our products at facilities in both the U.S. and China. Our agreement with Flash Electronics, effective June 4, 2004, specifies an initial term of one (1) year with automatic yearly renewal terms unless the agreement is terminated by either party upon 90 days prior written notice. SerComm Corporation of Taiwan manufactures and assembles certain of our products at facilities located in Taiwan. Our agreement with SerComm, effective on January 20, 2005, specifies an initial term of one (1) year with automatic yearly renewal terms unless terminated by either party upon 90 days prior written notice. Our operations could be disrupted if we have to switch to a replacement vendor or if our hardware supply is interrupted for any reason. In addition, we provide forecasts of our demand to our contract manufacturers nine months prior to scheduled delivery of products to our customers. If we overestimate our requirements, our contract manufacturers may have excess inventory, which would increase our costs. If we underestimate our requirements, our contract manufacturers may have an inadequate component inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenue. In addition, lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. Financial problems of our contract manufacturers or reservation of manufacturing capacity by other companies, inside or outside of our industry, could either limit supply or increase costs. We may also experience shortages of components from time to time, which also could delay the manufacturing of our products. If any of the foregoing occurs we could lose customer orders and revenue could decline.

Sales of our products may be adversely affected by various factors which would adversely affect our revenue.
      Sales of our products may be adversely affected in the future by changes in the geopolitical environment and global economic conditions; sales and implementation cycles of our products; changes in our product mix; structural variations in sales channels; ability of our channel to absorb new product introductions; acceptance of our products in the market place; and changes in our supply chain model. These changes may result in corresponding variations in order backlog. A variation in backlog levels could result in less predictability in our quarter-to-quarter net sales and operating results. Sales of our products may also be adversely affected by fluctuations in demand for our products, price and product competition in the markets we service, introduction and market acceptance of new technologies and products, and financial difficulties experienced by our distributors, resellers or end-users. We may, from time to time, experience manufacturing issues that create a delay in our suppliers’ ability to provide specific components resulting in delayed shipments. To the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods when we and our suppliers are operating at higher levels of capacity, it is possible that revenue could be adversely affected for a quarter or longer.

Environmental regulations enacted in various jurisdictions in which we do business may increase the component costs of our products and if we experience delays in shipment of complaint products our revenue would decline and our operating results would be adversely affected.
      Various jurisdictions in which we do business are promulgating environmental directives that impact manufacturers doing business in those jurisdictions. The disparities between the regulatory frameworks adopted create uncertainty over the applicability, scope and form of the regulations affecting our products and the timing for compliance with the applicable regulations. Certain of these regulations may necessitate changes to the components used in our products which could result in an increase in product cost and a decrease in our gross profit. Further, while we and our contract manufacturers constantly review environmental regulations in the jurisdictions in which we do business, the timetable for implementation of these regulations may result in delays in our ability to provide compliant products in a timely manner to those markets which would cause our revenues to decline and our operating results to be adversely affected.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting which would harm our business and the trading price of our stock.
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

Acquisitions could be difficult to integrate, disrupt our business, dilute shareholder value and the products and services acquired may not be accepted by the market. As a result, our operating results would be adversely affected.
      On November 28, 2005, we announced that we had acquired Lasso Logic, Inc., an early stage company providing continuous data protection for backup and recovery solutions for the small and medium business market. At the same time, we also announced that we had acquired certain assets of enKoo, a developer of remote access technology. On February 8, 2006, we announced that we had acquired Mail Frontier, Inc., a company providing message security solutions to mid-tier businesses. We are continually reviewing possible corporate opportunities and we may announce acquisitions or investments in other companies, products or technologies in the future. As part of each transaction, we will be required to integrate operations, train, retain and motivate the personnel of these entities. We may be unable to maintain uniform standards, controls, procedures and policies across our entire enterprise and if the products and services released as a result of these acquisitions experience quality problems or are otherwise not accepted by the market, we may suffer a loss of confidence by our distributors and resellers and sales of these products and services will not meet expectations. As a consequence, these acquisitions may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners.
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
      We have been unable to accurately predict the costs, including the costs of both internal assessments and external auditor assessments, associated with complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and in evaluating our internal control over financial reporting. Costs of compliance have been significantly greater than anticipated, and costs of compliance in future periods may continue to be unpredictable, which could have an adverse effect on our financial results.

We cannot be certain that the remediation efforts concerning our internal control over financial reporting will be effective or sufficient.
      In the course of our ongoing evaluation and testing of our internal controls over financial reporting, we have identified areas requiring improvement. We either have implemented, or are in the process of implementing, enhanced processes and controls designed to address the issues identified during our ongoing evaluation and testing process. We cannot be certain that our remediation efforts will be effective or sufficient for us to conclude that such remediation efforts are successful.

Our Financial Statements could be affected by the need to restate previously issued annual or interim financial statements.
      In the event an error in our financial statements requires us to report that previously reported financial statements should no longer be relied upon, amended financial statements for such previously reported periods would be required. Furthermore, we may be unable to certify the adequacy of our internal controls over financial reporting and our independent registered public accounting firm may be unable to attest thereto. In such circumstances, investors could lose confidence in our internal controls over financial reporting, our disclosure controls and the reliability of our financial statements, which could result in a decrease in the value of our common stock and could cause serious harm to our business, financial condition and results of operations.

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
      In order to maintain effective controls over the application of certain generally accepted accounting principles within the financial reporting process the Company must attract and retain a sufficient complement of personnel with a level of financial reporting expertise commensurate with the Company’s financial reporting requirements. Competition for qualified personnel with a level of financial reporting expertise commensurate with our financial reporting requirements is particularly intense in our marketplace and in our location. We have experienced, and may continue to experience, difficulty in hiring candidates and retaining employees with appropriate qualifications.

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
      We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our discussion and analysis of financial condition and results of operations in this annual report, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Examples of such estimates include, but are not limited to, those associated with valuation allowances and accrued liabilities, specifically sales returns and other allowances, allowances for doubtful accounts and warranty reserves. SFAS No. 142 requires that goodwill and other indefinite lived intangibles no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis or on an interim basis if circumstances change or if events occur that would reduce the fair value of a reporting unit below its carrying value. We did not incur a goodwill impairment charge in 2005, 2004 or 2003. Actual results may differ from these and other estimates if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

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
      We currently rely on a combination of patent, trademark, copyright, and trade secret laws, confidentiality provisions and other contractual provisions to protect our intellectual property. Our intellectual property program consists of an on-going patent disclosure and application process, the purchase of intellectual property assets from others and the licensing of intellectual property from others. We plan to continue our aggressive plan to build our intellectual property portfolio. Despite our efforts to protect our intellectual property, unauthorized parties may misappropriate or infringe our intellectual property. We plan to aggressively pursue any such misappropriation or infringement of our intellectual property. Our patent applications may not result in the issuance of any patents. Even if we obtain the patents we are seeking, that will not guarantee that our patent rights will be valuable, create a competitive barrier, or will be free from infringement. Furthermore, if any patent is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

Potential intellectual property claims and litigation could subject us to significant liability for damages and invalidation of our proprietary rights.
      Litigation over intellectual property rights is not uncommon in our industry. We may face infringement claims from third parties in the future, or we may have to resort to litigation to protect our intellectual property rights. We expect that infringement or misappropriation claims will be more frequent as the number of products, feature sets in software and services and the number of competitors grows in the market segments in which we do business. Any litigation, regardless of its success, would probably be costly and require significant time and attention of our key management and technical personnel. An adverse result in litigation could also force us to:

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
      We are a defendant in on-going litigation matters. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of these litigation matters. Failure to prevail in these matters could have a material adverse effect on our consolidated financial position, results of operations, and cash flows in the future.
      In addition, the results of litigation are uncertain and the litigation process may utilize a significant portion of our cash resources and divert management’s attention from the day-to-day operations, all of which could harm our business.

We may have to defend lawsuits or pay damages in connection with any alleged or actual failure of our products and services.
      Our products and services provide and monitor Internet security. If a third party were able to circumvent our security measures, such a person or entity could misappropriate the confidential information or other property or interrupt the operations of end- users using our products, software and services. If that happens, affected end- users or others may file actions against us alleging product liability, tort or breach of warranty claims. Although we attempt to reduce the risk of losses from claims through contractual warranty disclaimers and liability limitations, these provisions may not be enforceable. Some courts, for example, have found contractual limitations of liability in standard computer and software contracts to be unenforceable in some circumstances. Defending a lawsuit, regardless of its merit, could be costly and could divert management attention. Although we currently maintain business liability insurance, this coverage may be inadequate or may be unavailable in the future on acceptable terms, if at all.

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
      Our products and software are designed to interface with existing networks of our end-users, each of which have different specifications and utilize multiple protocol standards. Many of the networks of our end- user’s contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products and software must interoperate with the products within these networks as well as with future products that might be added to these networks in order to meet the requirements of our end-users. If we find errors in the existing software used in the networks of our end-users, we may elect to modify our software to fix or overcome these errors so that our products will interoperate and scale with their existing software and hardware. If our products and software do not interoperate properly, installations could be delayed or orders for our products could be cancelled, which could significantly reduce our revenue.

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
      We expect our cash on hand, cash equivalents to meet our working capital and capital expenditure needs for at least the next twelve months. However, at any time, we may decide to raise additional capital to take advantage of strategic opportunities available or attractive financing terms. If we issue equity securities, shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, operating results, and financial condition.

Governmental regulations of imports or exports affecting Internet security could affect our revenue.
      Any additional governmental regulation of imports or exports or failure to obtain required export approval of our encryption technologies could adversely affect our international and domestic sales. The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. In response to terrorist activity, governments could enact additional regulation or restriction on the use, import or export of encryption technology. This additional regulation of encryption technology could delay or prevent the acceptance and use of encryption products and public networks for secure communications resulting in decreased demand for our products and services. In addition, some foreign competitors are subject to less stringent controls on exporting their encryption technologies. As a result, they may be able to compete more effectively than we can in the United States and the international Internet security market.

Our stock price may be volatile.
      The market price of our common stock has been highly volatile and has fluctuated significantly in the past. We believe that it may continue to fluctuate significantly in the future in response to the following factors, some of which are beyond our control:

•	general economic conditions and the effect that such conditions have upon customers’ purchasing decisions;

•	variations in quarterly operating results;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of technology and Internet infrastructure companies;

•	announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the accretive or dilutive effects of acquisitions on operating results;

•	loss of a major client or failure to complete significant license transactions;

•	additions or departures of key personnel;

•	our ability to remediate material weaknesses and/or significant deficiencies, if any, in internal controls over financial reporting in an effective and timely manner;

•	receipt of an adverse or qualified opinion from our independent auditors regarding our internal controls over financial reporting;

•	sales of common stock in the future; and

•	fluctuations in stock market price and volume, which are particularly common among highly volatile securities of Internet-related companies.

The long sales and implementation cycles for our products may cause revenue and operating results to vary significantly.
      The decision of an end-user to purchase our products, software and services often involves a significant commitment of resources and a lengthy evaluation and product qualification process. Throughout the sales cycle, we often spend considerable time educating our channel partners and providing information for prospective end-users regarding the use and benefits of our products. Budget constraints and the need for multiple approvals within enterprises, carriers and government entities may delay purchase decisions. Failure to obtain the required approval for a particular project or purchase decision may delay the purchase of our products from our channel partners. As a result, the sales cycle for our security solutions could be longer than 90 days.
      Even after making the decision to purchase our products, software and services, end-users may not deploy these solutions broadly within their networks. The timing of implementation can vary widely and depends on the skill set of the end-user, the size of the network deployment, the complexity of the network environment and the degree of specialized hardware and software configuration necessary to deploy our products. End-users with large networks usually expand their networks in large increments on a periodic basis. Large deployments and purchases of our security solutions also require a significant outlay of capital by the end-user. If the deployment of our products in these complex network environments is slower than expected, sales through our distributors to our resellers would slow, our revenue could be below our expectations and our operating results could be adversely affected.

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
      The rate of our domestic and international sales has been and may continue to be lower in the summer months or be adversely affected by other seasonal factors, both domestically and internationally. During these periods, businesses often defer purchasing decisions. As a result of customer buying patterns and the efforts of our sales force to meet or exceed quarterly and year-end quotas, we have historically received a substantial portion of a quarter’s sales orders and earned a substantial portion of a quarter’s revenue during its last month of each quarter. If expected revenue at the end of any quarter is delayed, our revenue for that quarter could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

The requirement to record compensation expense for the value of stock options or other stock-based awards that we issue to our employees will harm our earnings.
      We believe that stock options are a key element in our ability to attract and retain employees in the markets in which we operate. In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004), Share-based Payment, which requires public companies to recognize, as an expense, the fair value of stock option and other stock-based compensation to employees. This requirement becomes effective in the annual reporting period which commences January 1, 2006. Prior to this reporting period, we used the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we did not consider stock option grants issued under our employee stock option plans to be compensation when the exercise price of stock option is equal to or greater than the fair market value on the date of grant. For 2006 and thereafter, we will be required to record a compensation charge as stock options or other stock-based compensation awards are issued or as they vest, including the compensation related to the unvested portion of options that were granted prior to 2006. This compensation charge will be based on a calculated value of the option or other stock-based award using the modified prospective transition method and the Black-Scholes model. We believe that the effect of this incremental stock-based compensation expense will have a material adverse effect on our reported results.

Our business is especially subject to the risks of earthquakes, floods and other natural catastrophic events, and to interruption by manmade problems such as computer viruses or terrorism.
      Our corporate headquarters, including certain of our research and development operations and some of our contract manufacturer’s facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, certain of our facilities, which include one of our contracted manufacturing facilities, are located near rivers that have experienced flooding in the past. A significant natural disaster, such as an earthquake or a flood, could have a material adverse impact on our business, operating results, and financial condition. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results, and financial condition. In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results, and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to these economies and create further uncertainties. To the extent that such disruptions or uncertainties result in delays, curtailment or cancellations of customer orders, or the manufacture or shipment of our products, our revenue, gross profits and operating profits may decline and we may not achieve our financial goals and achieve or maintain profitability.

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
      We conduct significant sales and customer support operations in countries outside of the United States. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, political or social unrest or economic instability in a specific country or region; macro economic conditions adversely affecting geographies where we do business; trade protection measures; environmental directives and other regulatory requirements which may affect our ability to import or export our products from various countries; government spending patterns affected by political considerations; and difficulties in staffing and managing international operations. Any or all of these factors could have a material adverse impact on our revenue, costs, expenses and financial condition.

ITEM 1B.	Unresolved Staff Comments
      None.

ITEM 2.	Properties
      Our corporate headquarters and executive offices are located in approximately 86,000 square feet of office space in Sunnyvale, California under a lease that expires in September 2009.
      In November 2005, in conjunction with our acquisition of Lasso Logic, Inc., we assumed the lease for 6,743 square feet of office space in San Francisco, California for a term that ends on September 30, 2006.
      In February 2006, in conjunction with our acquisition of MailFrontier, Inc., we assumed the lease for approximately 19,000 square feet of office space in Palo Alto, California for a term that ends on November 10, 2006. We do not expect to renew this lease beyond its current expiration.
      Additional sales and support offices are leased in the United Kingdom, France, Norway, Switzerland, the Netherlands, Australia, Brazil, Mexico, Germany, Japan, Sweden, Singapore, Hong Kong and China. We believe that our existing facilities are suitable and adequate for our current needs.

ITEM 3.	Legal Proceedings
      On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Company’s claims. A tentative agreement has been reached with plaintiff’s counsel and the insurers for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. Papers formalizing the settlement among the plaintiffs, issuer defendants, including SonicWALL, and insurers were presented to the Court on September 14, 2004. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. On July 14, 2004, underwriter defendants filed with the Court a memorandum in opposition to plaintiff’s motion for preliminary approval of the settlement with defendant issuers and individuals. Plaintiffs and issuers subsequently filed papers with the Court in further support of the settlement and addressing issues raised in the underwriter’s opposition. On February 15, 2005 the Court granted preliminary approval of the settlement, subject to the parties fulfilling certain conditions. To address the concerns raised by the Court, the parties submitted revised settlement documents that contained a more limited “bar order” that would not preclude claims by the underwriters for indemnification for an issuer pursuant to the IPO underwriting agreement. On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement. The Court has scheduled a hearing on the fairness of the settlement to the shareholder class for April 24, 2006. If the settlement does not occur, and litigation against the Company continues, the Company believes it has a meritorious defense and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in the Company’s financial statements as of December 31, 2005.
      In September 2003, Data Centered LLC filed a complaint against the Company in California Superior Court, Santa Clara County seeking compensatory and punitive damages, Data Centered LLC v. SonicWall, Inc., No. 103-CV-000060. The Company entered into a transaction with Data Centered for a technology license for, and the sale of load-balancing products for $522,500. The Company had acquired the load-balancing technology and products during the Company’s acquisition of Phobos Corporation. Former Phobos personnel operate Data Centered. Data Centered alleged that the load-balancing products purchased by Data Centered were defective and did not comply with a purported warranty on the products. The Company answered with a general denial of these allegations. The Company also filed a cross-complaint alleging, among other things, that Data Centered’s claims were based on a fraudulently altered document that included a warranty clause that was not part of the parties’ contract; the actual contract between the parties contained a warranty disclaimer. On March 25, 2005, the parties reached an agreement in principle requiring a formal settlement agreement under which the Company agreed to pay to DataCentered the sum of $103,500 and the parties agree to a full and complete release of claims and to dismiss all complaints against the other with prejudice. A formal settlement agreement was executed and on April 19, 2005, a Notice of Settlement was filed with the California Superior Court, Santa Clara County. The settlement amount of $103,500 was paid during the second quarter ended June 30, 2005. As a result, no loss has been accrued in the Company’s financial statements as of December 31, 2005.
      On March 23, 2005, Watchguard Technologies, Inc. (“Watchguard”) filed a complaint captioned Watchguard Technologies Inc., v. Michael N. Valentine and SonicWALL, Inc., No. 3-05CV0572-K, in the United States District Court for the Northern District of Texas. The Complaint seeks injunctive relief, compensatory and punitive damages in an amount in excess of the jurisdictional minimum, and cost of suit against its former employee, Michael N. Valentine, and the Company, his new employer, for purported misappropriation of Watchguard trade secrets and unfair competition. On April 28, 2005, the Company answered with a general denial of the allegations contained in the complaint. On November 9, 2005, Watchguard filed its Motion for Preliminary Injunction. On December 20, 2005, the Company filed its Response to Plaintiff’s Motion for Preliminary Injunction. This motion is currently before the Court. There is no schedule as to when the Court may rule on this Motion. Concurrently, the parties are proceeding with discovery in accordance with the scheduling order issued by the Court. The Company believes that it has meritorious defenses and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with this resolution of this contingency. As a result, no loss has been accrued in the Company’s financial statements as of December 31, 2005.
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
      Our common stock commenced trading on the NASDAQ National Market on November 11, 1999 and is traded under the symbol “SNWL”. As of December 31, 2005, there were approximately 119 holders of record of the common stock. The high and low sale prices for the common stock as reported on the NASDAQ National Market were:

	High	Low

Fiscal 2004
First Quarter	$10.05	$7.71
Second Quarter	$9.59	$6.71
Third Quarter	$8.35	$5.26
Fourth Quarter	$7.25	$5.00
Fiscal 2005
First Quarter	$6.50	$5.00
Second Quarter	$6.27	$4.97
Third Quarter	$6.49	$5.33
Fourth Quarter	$8.02	$5.57
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

ITEM 5c.	Issuer Purchases of Equity Securities (in thousands, except per-share amounts)
      In November 2004, the Company’s Board of Directors authorized a stock repurchase program to reacquire up to $50 million of common stock. The term of the stock repurchase plan was set at twelve

(12) months from the date of authorization. In February 2005, the Company’s Board of Directors increased the amount authorized for repurchase from $50 million to $75 million, extended the term of the program from twelve (12) to twenty-four (24) months following the date of original authorization and increased certain predetermined pricing formulas. In April 2005 the Company’s Board of Directors authorized a modification to the stock repurchase program to delete certain elements that provided for systematic repurchases.

	Total		Total Number of Shares	Value of Shares That
	Number of	Average	Purchased as Part of	May Yet be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs

Shares purchased prior to 6/30/05 under the current repurchase program	8,181	$6.06	8,181	$25,426
July 1, 2005 to December 31, 2005	None	None	None	None

Total	8,181		8,181	$25,426

      During the fourth quarter of fiscal 2004, the Company repurchased and retired 3.2 million shares of SonicWALL common stock at an average price of $6.08 per share for an aggregate purchase price of $19.4 million. During fiscal 2005, the Company repurchased and retired 5.0 million shares of our common stock at an average price of $6.05 per share for an aggregate purchase price of $30.2 million. As of December 31, 2005, the Company had repurchased and retired 8.2 million shares of our common stock at an average price of $6.06 per share for an aggregate purchase price of $49.6 million since inception of the stock repurchase program. As of December 31, 2005, the remaining authorized amount for stock repurchases under this program was $25.4 million.
      In February 2006, The Company’s Board of Directors approved an increase in the amount authorized for repurchase under the plan from $75 million to $100 million and extended the term of the program from twenty-four (24) to thirty-six (36) months following the date of original authorization.

ITEM 6.	Selected Consolidated Financial Data
      The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Statements of Operations Data:
Revenue:
Product	$75,525	$82,994	$65,931	$78,184	$86,777
License and service	59,799	42,655	28,470	25,035	25,210

Total revenue	135,324	125,649	94,401	103,219	111,987

Cost of revenue:
Product	27,699	30,118	27,906	25,303	25,244
License and service	8,031	7,002	5,617	4,659	1,431
Amortization of purchased technology	4,552	4,543	4,543	4,543	4,399

Total cost of revenue (excluding stock-based compensation)	40,282	41,663	38,066	34,505	31,074

Gross profit	95,042	83,986	56,335	68,714	80,913

Operating expenses:
Research and development (excluding stock-based compensation)	22,603	23,337	19,864	18,900	21,327
Sales and marketing (excluding stock-based compensation)	53,367	47,353	40,139	42,937	31,988
General and administrative (excluding stock-based compensation)	15,535	14,365	11,893	11,200	9,571
Amortization of goodwill and purchased intangible assets(1)	2,893	3,089	5,333	5,744	38,839
Impairment of goodwill	—	—	—	87,640	—
Restructuring charges	—	(171)	1,833	3,969	—
Stock-based compensation	201	75	700	1,400	3,009

Total operating expenses	94,599	88,048	79,762	171,790	104,734

Income (loss) from operations	443	(4,062)	(23,427)	(103,076)	(23,821)
Interest income and other expense, net	6,867	4,050	4,169	6,044	9,258

Income (loss) before income taxes	7,310	(12)	(19,258)	(97,032)	(14,563)
Benefit from (provision for) income taxes	(1,034)	(301)	1,590	3,119	(6,351)

Net income (loss)	$6,276	$(313)	$(17,668)	$(93,913)	$(20,914)

Basic net income (loss) per share	$0.10	$(0.00)	$(0.26)	$(1.40)	$(0.32)

Diluted net income (loss) per share	$0.09	$(0.00)	$(0.26)	$(1.40)	$(0.32)

Shares used in computing basic net income (loss) per share	64,684	70,850	67,895	67,124	64,467

Shares used in computing diluted net income (loss) per share	66,797	70,850	67,895	67,124	64,467

	As of December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$42,593	$23,446	$30,467	$23,030	$60,908
Short-term investments	197,849	229,226	213,010	209,854	166,271
Total assets	387,683	386,845	381,721	405,098	516,351
Total shareholders’ equity	320,170	337,976	344,269	357,183	451,153
Long-term liabilities	—	—	—	12,272	17,625

(1)	In accordance with SFAS No. 142, goodwill and intangibles related to workforce are not being amortized effective January 1, 2002.

ITEM 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
      This Form 10-K contains forward-looking statements which relate to future events or our future financial performance. In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. In addition, forward-looking statements in this document include, but are not limited to, those regarding:growth of Internet usage and acceptance; increasing use of Broadband access technologies; increasing importance of network security; benefits of integrated solutions for network security, importance of productivity and mobility to our end users; factors fueling the growth of content filtering services; strength of international markets for our products; expected competition in the Internet security market and our ability to compete in markets in which we participate; ability to successfully introduce new products and services; pricing pressures on our solution based offerings; possible impact of government regulation on our operating results; possible impact of acquisition activity on our operating results; expectations regarding trends in operating expenses and operating cash flow; impact of stock based compensation expense on operating results; the strengths of the flexibility of our product architecture; benefits associated with our software and services revenue model; our ability to sustain success in targeted vertical markets; assessment of future effective tax rates and the continued need for a valuation allowance; expansion of market acceptance of our product offerings; our ability to grow international sales to match the rate of penetration of our products in domestic markets; our ability to implement operational efficiencies; our ability to leverage incremental revenue out of each product transaction; the impact of geopolitical and macro-economic conditions on demand for our offerings; our ability to achieve increased renewal rates for our service offerings; the ability of our contract manufacturers to meet our requirements; the belief that existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months; and the growth of market opportunity for our license and service business. These statements are only predictions, and they are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth herein under the heading “Risk Factors”.. References to “we,” “our,” and “us” refer to SonicWALL, Inc. and its subsidiaries.
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
      We generate revenue primarily from the sale of the four items: (1) product, (2) software licenses, (3) subscriptions for services such as content filtering, anti-virus protection and intrusion prevention, and (4) other services such as extended warranty and service contracts, training, consulting and engineering services.

      We currently outsource our hardware manufacturing and assembly to contract manufacturers. Flash Electronics manufactures and assembles many of our products at facilities in both the U.S. and China. Our agreement with Flash Electronics, effective on June 4, 2004, provides for an initial term of one (1) year and automatic renewal terms of one (1) year each unless cancelled by either party upon 90 days prior written notice by either party. SerComm Corporation of Taiwan manufactures and assembles certain of our products at facilities located in Taiwan. Our agreement with SerComm, effective on January 20, 2005, specifies an initial term of one (1) year with automatic yearly renewal terms unless terminated by either party upon 90 days prior written notice. Outsourcing our manufacturing and assembly enables us to reduce fixed overhead and personnel costs and to provide flexibility in meeting market demand.
      We design and develop the key components for the majority of our products. In addition, we generally determine the components that are incorporated in our products and select the appropriate suppliers of these components. Product testing and burn-in are performed by our contract manufacturer using tests that we typically specify.
      We sell our products through distributors and value-added resellers, who in turn sell our products to end-users. Some of our resellers are carriers or service providers who provide solutions to the end-user customers as managed services.
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

Product and Service Platform
      Our products serve as a platform for revenue generation for both us and our channel. Each appliance sale can result in additional revenue through the simultaneous or subsequent sale of add-on software licenses, such as our Global Management System, or through the sale of additional value-added services, such as Content Filtering, client Anti-Virus and integrated Gateway Anti-Virus, Anti-Spyware and Intrusion Prevention Services. We plan to introduce more service options for our platforms, which will allow us to generate additional revenue from both our installed base of platforms as well as from those services coupled to incremental product sales.

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

End User Acceptance
      We began offering integrated security appliances in 1997, and since that time we have shipped approximately 759,000 revenue units. When measured by units shipped, we are typically among the top three suppliers in the markets in which we compete. Our experience in serving a broad market and installed base of customers provides us with opportunities to become a leader in the areas of ease-of-use and reduced total cost of ownership. Additionally, our demonstrated end-user acceptance provides our current and prospective channel partners with an increased level of comfort when deciding to offer our products to their customers.

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

License and Services Revenue
      We believe that the software and services component of our revenue has several characteristics that are positive for our business as a whole: the license and services revenue is associated with a higher gross profit than our product revenue; the services component of the revenue is recognized ratably over the services period, and thus provides in aggregate a more predictable revenue stream than product revenue, which is generally recognized at the time of the sale; and to the extent that we are able to achieve good renewal rates, we have the opportunity to lower our selling and marketing expenses attributable to that segment. If we are successful in licensing our software and selling our services to both our installed base and in conjunction with our new product sales, we will likely be able to generate incremental revenue out of each product transaction. However, should we not achieve reasonable rates of selling associated services to our installed base or as part of new product sales, or realize lower service renewal rates, we risk having our revenue concentrated in more unpredictable product and license sales.

Macro-economic factors affecting IT spending
      We believe that our products and services are subject to the macro-economic factors that affect much of the IT market. Growing IT budgets and an increase of funding for projects to provide security, mobility and productivity could drive product upgrade cycles and/or create demand for new applications of our products. Contractions in IT spending can affect our revenue by causing projects incorporating our products and services to be delayed and/or canceled.

Vertical markets
      We have achieved significant sales in certain vertical markets. We believe that we can increase our sales in these markets through dedicated marketing and sales efforts focused on the unique requirements of these vertical markets. To the extent that we are able to do so, we expect to see revenue growth and increased sales and marketing efficiency. Should our efforts in these areas fall short of our goals, because of the unsuitability of our products, increased competition, or for other reasons, we would expect to see a poor return on our marketing and sales investments in these areas.
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

Revenue recognition
      The Company derives its revenue primarily from the sale of the four items: (1) product, (2) software licenses, (3) subscriptions for services such as content filtering, anti-virus protection and intrusion prevention, and (4) other services such as extended warranty and service contracts, training, consulting and engineering services. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. The Company may experience material differences in the amount and timing of its revenue for any period if the management makes different judgments or utilize different estimates.
      The Company recognizes product and service revenues in accordance with SEC Staff Accounting Bulletin No. 101 (“SAB No. 101”), “Revenue Recognition in Financial Statements”, as amended by SAB No. 101A, SAB No. 101B, SAB 104 and EITF 00-21.
      The Company applies provisions of Statement of Position 97-2, “Software Revenue Recognition” (“SOP No. 97-2”), as amended by Statement of Position 98-9 (“SOP No. 98-9”), “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is incidental, the Company does not apply separate accounting guidance to the hardware and software elements. The Company applies the provisions of Emerging Issues Task Force 03-05 (“EITF 03-05”), “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”, to determine whether the provisions of SOP 97-2 apply to transactions involving the sale of products that include a software component.
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
      Retroactive price protection rights tied to certain specific circumstances are contractually offered to the Company’s channel partners. The Company evaluates these rights carefully based on stock on hand in the channels that has been purchased within 60 days of the price change with the exception of Ingram Micro and Tech Data. Revenue from these two distributors is not recognized until they sell the product to their customers. As a consequence, any requirement to provide price protection credits to these two distributors does not adversely impact previously recognized revenue. In general, retroactive price adjustments are infrequent in nature. At December 31, 2005, 2004, and 2003, the Company had a reserve for price protection in the amounts of $244,000, $33,000, $17,000, respectively.
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
      The Company assesses probability of collection based on a number of factors, including past transaction history with, and credit-worthiness of, the distributor or reseller. The Company does not request collateral from our distributors or resellers. If the Company determines that collection of a fee is not reasonably assured, it defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.
      For arrangements with multiple obligations (for example, the sale of an appliance which includes a year of free maintenance or a subscription based product), the Company allocates revenue to each component of the arrangement based on the objective evidence of fair value of the undelivered elements, which is generally the average selling price of each element when sold separately. This allocation process means that the Company defers revenue from the arrangement equal to the fair value of the undelivered elements and recognizes such amounts as revenue when the elements are delivered.
      The Company’s arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, recognition of revenue occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.
      The Company recognizes revenue for subscriptions and services, such as content filtering, anti-virus protection and intrusion prevention, and extended warranty and service contracts, ratably over the contract term. The Company’s training; consulting and engineering services are generally billed and recognized as revenue as these services are performed.

Sales returns and other allowances, allowance for doubtful accounts and warranty reserve
      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we must make estimates of potential future product returns and price changes related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. We may experience material differences in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.
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
      Our appliance products are generally covered by a warranty for a one to two year period. We accrue a warranty reserve for estimated costs to provide warranty services, including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in decreased gross profit.

Valuation of inventory
      We continually assess the valuation of our inventory and periodically write-down the value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions. Such estimates are difficult to make since they are based, in part, on estimates of current and future economic conditions. Reviews for excess inventory are done on a quarterly basis and required reserve levels are calculated with reference to our projected ultimate usage of that inventory. In order to determine the ultimate usage, we take into account forecasted demand, rapid technological changes, product life cycles, projected obsolescence, current inventory levels, and purchase commitments. The excess balance determined by this analysis becomes the basis for our excess inventory charge. If actual demand is lower than our forecasted demand, and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory write-downs, which would have a negative effect on our gross profit and earnings.

Accounting for income taxes
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
      Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have established a full valuation allowance against our deferred tax assets at December 31, 2005 based upon our determination that it is more likely than not that all of the deferred tax asset may not be realized in the foreseeable future due to historical operating losses. The net operating losses and research and development tax carryovers that make the vast majority of the deferred tax asset will expire at various dates through the year 2024. Going forward, we will assess the continued need for the valuation allowance. After we have demonstrated profitability for a period of time and begin utilizing a significant portion of the deferred tax assets, we may reverse the valuation allowance, likely resulting in a significant benefit to the statement of operations in some future period. At this time, we cannot reasonably estimate when this reversal might occur, if at all.

Valuation of long-lived and intangible assets and goodwill
      Purchased intangibles consist of purchased technology, customer installed base/relationships, customer backlog and other intangibles. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from 3 months to six years. Amortization of intangible assets was $7.4 million, $7.6 million and $9.9 million in fiscal 2005, 2004 and 2003, respectively. The Company periodically evaluates its intangible assets for indications of impairment. If this evaluation indicates that the value of the intangible asset may be impaired, the Company makes an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, the Company reduces the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period.
      Goodwill represents the excess of the aggregate purchase price over the fair market value of the net tangible and intangible assets acquired by the Company. Goodwill is tested for impairment in the fourth quarter of each fiscal year or more often if an event or circumstances indicate that an impairment loss has been incurred. An impairment charge is recognized if a reporting unit’s goodwill carrying amount exceeds its implied fair value. Goodwill impairment is determined using a two-step approach in accordance with SFAS 142 using one or more of the following fair value measures including: present value techniques of estimated future cash flows; or valuation techniques based on multiples of earnings or revenue, or a similar performance measure. Any such impairment charge could be significant and could have a material adverse effect on the Company’s reported financial statements. Based on the impairment tests performed, there was no impairment of goodwill in 2005, 2004, or 2003. The goodwill recorded as a result of the business combinations in the years presented is not deductible for tax purposes.
      The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company records an impairment charge based on the excess of the carrying amount over the fair value of the assets.
Significant Transactions

Acquisitions
      On November 28, 2005, the Company purchased Lasso Logic, Inc. (Lasso) for approximately $15.8 million in purchase consideration, consisting of cash, assumed stock options in the amount of $109,000 and $194,000 in direct transactions costs incurred in connection with the acquisition. Lasso provides continuous data protection for backup and recovery solutions for the small and medium business market. The Company believes that Lasso’s data backup solutions will provide a strong entry point to the growing data protection segment. In accordance with SFAS 141, Business Combinations, this transaction was accounted for as a purchase business combination.
      The former shareholders of Lasso made certain representations and warranties to the Company and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. As security for the indemnification obligation’s SonicWALL retained approximately $1.8 million of the cash consideration, which is scheduled to be released to the former Lasso shareholders on the 12 month anniversary of the acquisition date. In addition, in connection with the acquisition, the Company has agreed to pay $1.7 million over the next 17 to 20 months to certain former shareholders of Lasso contingent upon continued employment with the Company. Amounts paid under these arrangements are recorded as compensation expense when earned.
      The Company allocated the purchase price based upon the fair value of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been allocated to the identified intangible assets in accordance with the requirements of SFAS 141 and

SFAS 142, Goodwill and Other Intangible Assets. The following is the allocation of the purchase consideration (in thousands):

Net tangible assets	$1,351
Intangible assets	$14,421

Total purchase consideration	$15,772

      The acquired intangible assets of $14.4 million consists of the following: (1) $3.7 million that was assigned to purchased technology and will be amortized over its estimated useful life of five years; (2) $0.1 million that was assigned to customer relationships and customer backlog which will be amortized over a period of 3 months to one year; and (3) $10.6 million that was assigned to goodwill.
      Under the terms of the definitive agreement, the purchase consideration consisted of cash and stock options assumed. The total calculated purchase consideration includes deferred stock-based compensation representing unearned stock-based compensation, equal to the fair value of assumed options, less the intrinsic value of such unvested options. Deferred stock-based compensation is amortized ratably as stock-based compensation expense over the remaining vesting period of the underlying options. The unamortized balance for deferred stock-based compensation is reflected as a reduction to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity.
      On November 28, 2005, the Company acquired certain assets from enKoo for approximately $2.4 million in consideration, consisting of cash and transaction costs. The Company acquired the enKoo assets for its secure remote access technology and plans to integrate the key features of enKoo’s technology into its SSL-VPN products. The assets acquired from enKoo included certain intangible assets. In addition, certain employees of enKoo became employees of the Company. Of the total purchase price of $2.4 million, $1.1 million was allocated to purchased technology and will be amortized over its estimated useful life of five years, and less than $50,000 was allocated to customer relationship and will be amortized over three months. The remaining $1.3 million was allocated to goodwill.
      The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because these were not significant acquisitions as defined under the SEC’s S-X rule 3-05.
      Commercialization of the technologies acquired as a result of these transactions carries a significant risk due to the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats. The nature of the efforts to develop these technologies into commercially viable products consists primarily of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets and could have a material adverse impact on our business and operating results
      On February 8, 2006, the Company announced a definitive agreement to acquire privately held MailFrontier, Inc. The aggregate announced purchase price for this acquisition was approximately $30.7 million in cash. This acquisition closed on February 22, 2006. The company expects to file an 8-K/ A with audited financial statements of MailFrontier, Inc. including pro-forma results of operations on or before May 4th, 2006.

Restructuring
      During 2002 and 2003, we implemented two restructuring plans — one initiated in the second quarter of 2002 and the second initiated in the second quarter of 2003. The information contained in Note 6 to the Consolidated Financial Statements is hereby incorporated by reference into this Part II, Item 7.

Results of Operations
      The following table sets forth financial data for the years indicated as a percentage of total revenue:

	Year Ended December 31,

	2005	2004	2003

Revenue:
Product	55.8%	66.1%	69.8%
License and service	44.2	33.9	30.2

Total revenue	100.0	100.0	100.0
Cost of revenue:
Product	20.5	23.9	29.6
License and service	5.9	5.6	5.9
Amortization of purchase technology	3.4	3.6	4.8

Total cost of revenue (excluding Stock-based compensation)	29.8	33.1	40.3

Gross profit	70.2	66.9	59.7
Operating expenses:
Research and development (excluding Stock-based compensation)	16.8	18.5	21.0
Sales and marketing (excluding Stock-based compensation)	39.4	37.7	42.5
General and administrative (excluding Stock-based compensation)	11.5	11.4	12.6
Amortization of purchased intangible assets	2.1	2.5	5.7
Restructuring charges	—	(0.1)	1.9
Stock-based compensation	0.1	0.1	0.7

Total operating expenses	69.9	70.1	84.4

Income (loss) from operations	0.3	(3.2)	(24.7)
Interest income and other expense, net	5.1	3.2	4.4

Income (loss) before income taxes	5.4	(0.0)	(20.3)
Benefit from (provision for) income taxes	(0.8)	(0.2)	1.7

Net Income (loss)	4.6%	(0.2)%	(18.6)%

Revenue (in thousands, except for Percentage points)

	Year Ended December 31,			Dollar Change		Percent Change

	2005	2004	2003	2005 vs. 2004	2004 vs. 2003	2005 vs. 2004	2004 vs. 2003

Product	$75,525	$82,994	$65,931	$(7,470)	$17,063	-9%	26%
% of total revenue	56%	66%	70%
License and service	59,799	42,655	28,470	17,146	14,185	40%	50%
% of total revenue	44%	34%	30%

Total revenue	$135,324	$125,649	$94,401	$9,676	$31,248	8%	33%

Product revenue
      The decrease in product revenue in 2005 as compared to 2004 was primarily due to the mix of sales in all regions shifting to lower price point products, and a decline in the average sales price per unit of TZ and Pro product families. These effects were partially offset by an increase in the number of TZ units sold and bundled product offerings, SonicPoint G wireless access points, and the CSM 2100. The reduction in the TZ family average sales price per unit was in large part due to the extension of the low-end of our product line with the

TZ150, which has achieved significant sales volume, but carries a relatively low average sales price per unit. During 2005, 2004 and 2003, we shipped approximately 159,000, 150,000 and 120,000 total units, respectively.
      During 2005, we continued to introduce new products including the SSL-VPN 2000, a product that provides organizations of all sizes with a secure clientless remote network and application access solution, and the PRO 4100, a 10-port, gigabit-class security solution. We also extended our suite of secure wireless solutions with the SonicPoint G wireless access point and also launched the CSM 2100, the latest version of our UTM-enabled content security management solution.
      The increase in product revenue in 2004 compared to 2003 was across all geographies, and across both our TZ Series and PRO Series products. The increase in 2004 as compared to 2003 was mainly due to an increase in the volume of units shipped.
      During 2004, product revenue growth was fueled by the introduction and market acceptance of our new generation products, including the continued expansion of our TZ 170 access security appliance which we believe provides a compelling blend of ease-of-use for basic networks and flexibility for more complex networks. In the fourth quarter of 2004, we introduced the TZ 150 as part of our TZ Series product offering which we believe provides a feature rich total security platform combining ease-of-use with the flexibility to meet the changing needs of small and medium-sized networks. In addition, we augmented our PRO Series product family with new product introductions in 2004. During the first quarter of 2004 we introduced the PRO 2040 comprehensive network security, mobility and productivity solution. During the second quarter of 2004 we introduced the PRO 5060, a gigabit-class appliance that extended the upward range of our PRO Series product offering.

License and Service Revenue
      License and service revenue is derived primarily from licensing of software products, such as our Global Management System and node upgrades and sales of subscription services such as Content Filtering, client Anti-Virus and integrated Gateway Anti-Virus, Anti-Spyware and Intrusion Prevention . In addition, we generate license and service revenue from the sale of extended service contracts and professional services related to training, consulting and engineering services. We have experienced significant growth in license and services revenue and expect the market opportunity for our license and subscription service offerings, in particular, to grow as customer awareness around the dynamic requirements of unified network threat prevention management becomes more pervasive. In addition, there is an opportunity to sell new subscription service offerings as well as renewals of existing contracts to our installed base of customers. During 2005, revenue from our subscription service offerings, including Content Filtering, client Anti-Virus and integrated Gateway Anti-Virus, Anti-Spyware and Intrusion Prevention, increased to $24.6 million from approximately $13.8 million in 2004. During 2004, revenue from our subscription service offerings, including Content Filtering, client Anti-Virus and integrated Gateway Anti-Virus and Intrusion Prevention, increased to $13.8 million from approximately $10.0 million in 2003. During 2005, revenue from extended service contracts increased to approximately $22.6 million from approximately $17.7 million in 2004. During 2004, revenue from extended service contracts increased to approximately $17.7 million from approximately $9.6 million in 2003. The increase in subscription services and other service contracts was primarily due to the increase in our installed base; increased marketing efforts; higher sales of software applications; and higher sales of subscription services sold in conjunction with our products.

Channel data
      SonicWALL products are sold primarily through distributors who then sell our products to VAR’s and then to end-users. Distribution channels accounted for approximately 97%, 98% and 96% of total revenue in 2005, 2004 and 2003, respectively. Two U.S. distributors, Ingram Micro and Tech Data, together accounted for approximately 39%, 38% and 43% of our revenue during 2005, 2004 and 2003, respectively. The decrease from 2003 to 2004 as a percentage of total revenue is primarily due to higher demand generated by other distributors in the Americas.

      In addition to our distribution channels, we have also historically sold our products to Original Equipment Manufacturer (“OEM”) partners. We began a process to de-emphasize OEM sales in 2004 and completed the phase down of sales to OEMs after March 31, 2005. As a consequence, OEM revenue decreased to $216,000 during 2005 from $2.2 million during 2004 and $4.0 million during 2003.

Geographic revenue data (in thousands, except for Percentage Points)

	Year Ended December 31,			Dollar Change		Percent Change

	2005	2004	2003	2005 vs. 2004	2004 vs. 2003	2005 vs. 2004	2004 vs. 2003

Americas	$94,956	$87,450	$66,548	$7,506	$20,902	9%	31%
Percentage of total revenues	70%	70%	70%
EMEA	23,725	23,275	18,522	$450	$4,753	2%	26%
Percentage of total revenues	18%	18%	20%
APAC	16,643	14,924	9,331	$1,719	$5,593	12%	60%
Percentage of total revenues	12%	12%	10%

Total revenues	$135,324	$125,649	$94,401	$9,675	$31,248	8%	33%

      The increase in revenue in 2005 compared to 2004 in the Americas was primarily due to significantly increased sales of our subscription and service products, offset by a moderate decrease in product revenue. The decrease in product revenue was primarily caused by a decline in the average sales price per unit of TZ and PRO product families, partially offset by an increase in the number of TZ units sold. Revenue in the Americas included non-U.S. net sales of $4.4 million, $3.7 million and $1.6 million for 2005, 2004 and 2003, respectively. The flat revenue in 2005 compared to 2004 in EMEA was primarily due to higher sales of subscriptions and services, and lower product unit sales in certain European countries caused by a decline in the average sales price per unit and a decrease of inventory in the sales channels. We believe the increase in revenue in 2005 compared to 2004 in APAC was primarily due to our efforts in strengthening relationships with our channel partners combined with increased marketing activities in the region. In addition, the hiring of new sales management and dedicated senior sales personnel, has contributed to our growth in the APAC region.
      The increase in revenues in 2004 compared to 2003 in the Americas was primarily due to market acceptance of our new products combined with modest improvements in the economy which resulted in increased IT spending over previous levels. The increase in revenues in 2004 compared to 2003 in EMEA was primarily due to the introduction and market acceptance of our new generation products, increased investment in sales and marketing personnel in the region, continued efforts to realign our distribution model and continued focus on recruiting large distributors that have the infrastructure necessary to sell a broader range of products in expanded territories. The increase in revenues in 2004 compared to 2003 in APAC was primarily due to the introduction and market acceptance of our new generation products, our efforts in strengthening relationships with our channel partners combined with increased marketing activities in the regions. In addition, the hiring of new sales management and dedicated senior sales personnel, contributed to our growth in the APAC region in 2004.

Cost of Revenue and Gross Profit
      The following table shows the cost of revenue for product and the cost of revenue for license and service:

	Year Ended December 31,			Percent Variance

	2005	2004	2003	2005 vs. 2004	2004 vs. 2003

	(In thousands)
Product	$27,699	$30,118	$27,906	(8)%	8%
License and service	8,031	7,002	5,617	15%	25%
Amortization of purchased technology	4,552	4,543	4,543	0%	0%

Total cost of revenue	$40,282	$41,663	$38,066	(3)%	9%

      Note — Effect of amortization of purchased technology and stock-based compensation has been excluded from product and license and service gross profit discussions below.
      The following table shows the gross profit for product and the gross profit for license and service:

	Gross Profit Amount			Gross Profit Year
	Year Ended December 31,			Ended December 31,

	2005	2004	2003	2005	2004	2003

	(In thousands)
Product	$47,826	$52,876	$38,025	63%	63%	58%
License and service	51,768	35,653	22,853	87%	86%	80%
Amortization of purchased technology	(4,552)	(4,543)	(4,543)

Total gross profit	$95,042	$83,986	$56,335	70%	67%	60%

Cost of Product Revenue and Gross Profit
      Cost of product revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers, amortization of purchased technology related to our acquisitions, and related overhead costs associated with our manufacturing operations personnel. Additionally, warranty costs and inventory provisions or write-downs are included in cost of product revenue. Cost of product revenue decreased by 13% on a per unit basis despite the increase in shipments of 6%. The decrease in cost on a per unit basis is primarily the result of lower production cost associated with the expansion of our product offerings to include lower cost products, certain favorable reserve adjustments and a slight decrease in product cost across all product offerings due to lower component cost. We shipped approximately 159,000 units in 2005, compared to approximately 150,000 units in 2004.
      Gross profit from product sales decreased in 2005 compared to 2004 due to lower average sales prices on higher unit volume offset by a decrease in production cost per unit. We expected product gross profits to erode to the extent that we experience downward pressure on product pricing or upward pressure on production costs. A change in the mix of product sold could also change gross profits.
      Gross profit from product sales increased in 2004 compared 2003. The increase in product gross profit was primarily the result of increased sales of our new product offerings, such as the TZ 170 access security appliance and the PRO Series product family, which generate higher gross profits. Gross profit in 2003 was impacted by the write downs of inventory related to obsolete products; the proceeds from the subsequent sale of these obsolete products were less than $50,000. We expected gross profits to continue to be challenged by continued price competition. We also anticipated that these effects would to be moderated, however, by continued operational efficiencies, management of our cost structure and increased functionality of our offerings at attractive price points.

Cost of License and Service Revenue and Gross Profit
      Cost of license and service revenue includes all costs associated with the production and delivery of our license and service offerings, including cost of packaging materials and related costs paid to contract manufacturers, technical support costs related to our service contracts, royalty costs related to certain subscription products, and personnel costs related to the delivery of training, consulting, and professional services. Cost of license and service revenue increased by 15% in 2005 as compared to 2004 and by 25% in 2004 d to 2003, as set forth in the table above. These increases were primarily caused by technical support costs to support our increased service contract offerings combined with the increased installed base. To deliver services under these contracts, we outsourced a significant portion of our technical support function to third party service providers.
      License and services gross profit percentages increased by 4% in 2005 compared to 2004 and by 3% in 2004 compared to 2003. The increases in license and service gross profit related primarily to fixed costs remaining relatively constant with the prior year along with the increase in license and service revenue.

Amortization of purchased technology

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Expenses	$4,552	$4,543	$4,543
Percentage of total revenue	3%	4%	5%
Period over period variance in Dollars	9	0
Period over period variance in Percent	0%	0%
      Amortization of purchased technology represents the amortization of existing technology acquired in our business combinations accounted for as a purchase. Purchased technology is being amortized on a straight line basis over the estimated useful lives of three to six years. Amortization for the years ended December 31, 2005 and 2004 primarily consisted of $4.4 million and $173,000, relating to the amortization of purchased intangibles associated with the acquisitions of Phobos in 2000 and RedCreek in 2001, respectively. In December 2005, an additional $80,000 amortization expense related to the acquisitions of Lasso and enKoo was recorded.
      Amortization for both years ended December 31, 2004 and 2003 primarily consisted of $4.4 million and $173,000 relating to the amortization of purchased intangibles associated with the acquisitions of Phobos and RedCreek, respectively.
      Future amortization to be included in cost of revenue based on the current balance of purchased technology absent any additional investment is as follows (in thousands):

Amortization
Fiscal Year	Amount

2006	$4,821
2007	960
2008	960
2009	960
2010	880

Total	$8,581

      Our gross profit has been and will continue to be affected by a variety of factors, including competition; the mix and average selling prices of our offerings; new product introductions and enhancements; fluctuations in manufacturing volumes and the cost of components and manufacturing labor. We must manage each of these factors effectively for our gross profits to remain at current levels.

Operating Expenses

Research and development

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Expenses	$22,603	$23,337	$19,864
Percentage of total revenue	17%	19%	21%
Period over period variance in Dollars	(734)	3,473
Period over period variance in Percent	(3)%	17%
      Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products. During 2005, the decrease in absolute dollars compared to 2004 was primarily as a result of a decrease in bonuses and other employee benefit expenses of approximately $590,000 and the reduction of expenses allocated for rent, depreciation, insurance and information technology administration of approximately $750,000 partially offset by an increase in contract labor of approximately $360,000 and the Company’s contribution to the defined contribution retirement plan of approximately $200,000.
      During 2004, the increase in absolute dollars was primarily as a result of increased personnel costs whereby salaries and related benefits increased by approximately $2.15 million. In addition, we created a compensation plan which is connected to the achievement of certain corporate goals whereby compensation costs increased by approximately $930,000. In particular, these increases were related to the development of new products and subscription services.
      We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements. We plan to continuously invest in current and future product development and enhancement efforts, and incur expense associated with these initiatives, such as prototyping expense and non-recurring engineering charges associated with the development of new products and technologies. We intend to continuously broaden our existing product and service offerings and introduce new products and services.

Sales and marketing

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Expenses	$53,367	$47,353	$40,139
Percentage of total revenue	39%	38%	43%
Period over period variance in Dollars	6,014	7,214
Period over period variance in Percent	13%	18%
      Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, costs related to customer support, travel, tradeshows, promotional and advertising costs, and related facilities costs. During 2005, the increase in sales and marketing expenses compared to 2004 is primarily due to (1) higher personnel costs including salaries, commissions, related employee benefits and employee relocation costs of approximately $2.3 million due to increased headcount and acquisitions during 2005; (2) higher contract labor costs of approximately $3.1 million in technical support, sales management, general marketing, inside sales, training and EMEA marketing departments; and (3) an increase of approximately $1.1 million related to channel marketing programs, media advertising, sales conferences, and European sales and marketing activities. These increases were partially offset by a decrease in allocated facility cost and depreciation expense of approximately $600,000.

      The increase in sales and marketing expenses in 2004 compared to 2003 was due to our expansion of international markets including increases in headcount, primarily in the areas of senior sales and marketing personnel, whereby salaries and related benefits increased by approximately $2.94 million. Our sales support activities and co-op advertising costs, and commission expense increased by approximately $1.03 million and $1.01 million, respectively, due to an increase in revenues. In 2005 and 2004, our travel related expenses increased by approximately $1.08 million and $920,000, respectively, to support our expansion into international markets. The decrease in the sales and marketing expense as a percentage of revenue in 2004 as compared to 2003 was due to the increase in revenues and realignment of resources.
      We expect to direct our sales and marketing expenses toward the expansion of domestic and international markets, introduction of new products and establishment and expansion of new distribution channels.

General and administrative

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Expenses	$15,535	$14,365	$11,893
Percentage of total revenue	12%	11%	13%
Period over period variance in Dollars	1,170	2,472
Period over period variance in Percent	8%	21%
      General and administrative expenses consist primarily of personnel costs, directors and officers’ insurance, corporate governance costs, travel expense, and related facilities costs. The increase in 2005 compared to 2004 was primarily related to an increase in professional fees and expenses of approximately $1.5 million that were associated primarily with litigation related expenses and expenses associated with the pursuit of various corporate opportunities and an increase in contract labor expenses of approximately $190,000. These increases were partially offset by a decrease in insurance related expense of approximately $420,000, a decrease in the 2004 allowance for doubtful accounts of approximately $125,000 and a decrease in various bank and credit card processing related fees of approximately $125,000.
      In 2004, the increase in absolute dollars compared to 2003 was primarily due to an approximately $1.29 million increase in costs related to corporate governance. In addition, we created a compensation plan which is connected to the achievement of certain corporate goals whereby compensation costs increased by approximately $768,000.
      We believe that general and administrative expenses will increase in absolute dollars and remain relatively stable as a percentage of total revenue as we incur costs related to corporate governance matters and the pursuit of various corporate opportunities.

Amortization of purchased intangible assets included in operating expense.

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Expenses	$2,893	$3,089	$5,333
Percentage of total revenue	2%	2%	6%
Period over period variance in Dollars	(196)	(2,244)
Period over period variance in Percent	(6)%	(42)%
      Amortization of purchased intangibles represents the amortization of assets arising from contractual or other legal rights acquired in business combinations accounted for as a purchase except for amortization of existing technology which is included in cost of revenue. Purchased intangible assets are being amortized over their estimated useful lives of three to six years.

      The reduction in amortization expense included in operating expense in 2005 compared to 2004 resulted from the complete amortization of certain intangibles from various acquisitions. Amortization for 2005 primarily consisted of $698,000 relating to the amortization of purchased intangibles associated with the acquisition of Phobos. There was an additional $8,000 amortization expense related to the intangible assets acquired from Lasso in December 2005.
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
      Future amortization to be included in operating expense based on current balance of purchased intangibles absent any additional investment is as follows (in thousands):

Fiscal Year

2006	$2,512

Total	$2,512

     Restructuring charges.

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Expenses	$—	$(171)	$1,833
Percentage of total revenue	0%	0%	2%
Period over period variance in Dollars	171	(2,004)
Period over period variance in Percent	(100)%	(109)%
      As discussed in the Notes to our Condensed Consolidated Financial Statements, we have implemented two restructuring plans — one initiated in the second quarter of 2002 and the second initiated in the second quarter of 2003. Our restructuring plans were designed to realign and reduce our cost structure and integrate certain company functions. The execution of the 2003 restructuring plan was significantly completed as of the second quarter of 2003. We recognized a restructuring charge related to the 2003 plan of approximately $1.5 million during the fiscal year ended December 31, 2003. During 2004, we recorded additional restructuring charges related to the 2003 restructuring plan consisting of $5,000 related to properties vacated in connection with facilities consolidation, offset by $42,000 reversal for severance accrual for employees who have remained with us. The restructuring plan resulted in the elimination of 43 positions worldwide. The overall result of the reduction in workforce was less than the total positions eliminated, as we made investments in personnel in research and development and in our sales and marketing organization. In addition, as a result of the restructuring plan, we vacated four facilities. During 2005, we did not record any additional restructuring charges related to these plans.
      The execution of the 2002 restructuring plan was completed as of the second quarter of 2002; however, during the year ended December 31, 2003 we recorded additional restructuring charges totaling $354,000, consisting of $379,000 related to properties vacated in connection with facilities consolidation, offset by $25,000 reversal for severance accrual for an employee who has remained with us. During 2004, we recorded additional restructuring charges related to the 2002 plan consisting of $21,000 related to properties vacated in connection with facilities consolidation, offset by $155,000 reversal for a favorable lease modification related to properties vacated in connection with facilities consolidation.

Stock-based compensation.

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Expenses	$201	$75	$700
Percentage of total revenue	0.1%	0%	1%
Period over period variance in Dollars	126	(625)
Period over period variance in Percent	168%	(89)%
      In December 2004, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which will be effective in the first quarter of 2006. SFAS 123R will result in the recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans (ESPP). The Company currently uses the intrinsic value method to measure compensation expense for a majority of its stock-based awards to its employees and accounted for subsequently modified stock-based awards under the variable accounting method. Under the intrinsic value method, no compensation expense is recorded related to stock option grants issued under stock option plans when the exercise price of the stock option is equal to or greater than the fair market value on the date of grant. In addition, discounts provided under ESPP do not currently require the recording of a corresponding compensation expense. Under SFAS 123R, the Company is required to adopt a fair value based method to measure and record the compensation expense related to employee stock awards, which will lead to substantial additional compensation expense and will have a material adverse effect on the Company’s financial results of operations.
      Note 1 to our Consolidated Financial Statements provides our pro forma net income and earnings per share as if we had used a fair value based method under SFAS 123 to determine the compensation expense for employee stock awards during 2005, 2004 and 2003.
      Stock-based compensation expense in 2005 is comprised of two elements; (1) $176,000 related to a stock option grant, which was modified in fiscal year 2003 and is subject to variable accounting treatment, resulting in expense or contra-expense recognition each period, using the cumulative expense method and (2) $37,000 related the amortization of deferred stock-based compensation for options assumed in the November 2005 acquisition of Lasso.
      The 2004 amortization of stock-based compensation expense relates to the modification of a stock option grant in fiscal 2004 which became subject to variable accounting treatment, resulting in expense or contra-expense recognition each period, using the cumulative expense method. The fiscal year 2003 amortization of stock-based compensation amount includes $42,000, $12,000 and $68,000 relating to deferred stock-based compensation associated with employee stock options issued in connection with the Phobos, Ignyte and RedCreek acquisitions, respectively. In addition we recorded $479,000 in stock-based compensation expense related to the 2003 acceleration of stock options for two employees. The decrease in expense from 2003 to 2004 was primarily caused by a number of the grants becoming fully vested.

Interest income and other expense, net.
      Interest income and other expense (net) were $6.9 million, $4.1 million and $4.2 million in the years ended December 31, 2005, 2004 and 2003, respectively and primarily consists of interest income on our cash, cash equivalents and short-term investments. The fluctuations in the short-term interest rates directly influence the interest income we recognize. For the year ended December 31, 2005, the increase was primarily due to higher effective interest rates earned in our investment portfolio. For the year ended December 31, 2004, the decrease was primarily due to lower interest rates offset by the increase in our cash, cash equivalents and short-term investments.

Benefit from (provision for) income taxes.

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Benefit (provision)	$(1,034)	$(301)	$1,590
Percentage of total revenue	(0.8)%	0%	2%
Period over period variance in Dollars	(733)	(1,891)
Period over period variance in Percent	(244)%	(119)%
      In all periods, the provision or benefit for income taxes is based on an estimated effective rate for each of the respective calendar years. Our effective tax rate differs from the statutory federal and state tax rates for the fiscal year ended December 31, 2005 due primarily to the effect of amortization of stock-based compensation, goodwill and intangible assets, which are permanent, non-deductible book/tax differences and the utilization of $885,000 of the deferred tax assets derived from previously acquired companies. The cumulative effect of these factors resulted in a reduction in goodwill. At December 31, 2005, we continue to have a full valuation allowance against our deferred tax assets based upon our determination that it is more likely than not that all deferred tax assets may not be realized in the foreseeable future given historical operating losses. The net operating loss and research and development tax credit carryovers that comprise the vast majority of the deferred tax assets will expire at various dates through the year 2024.
      Our effective tax rate differs from the statutory federal and state tax rates for the fiscal years ended December 31, 2004 and 2003 due primarily to the effect of amortization of stock-based compensation, goodwill and intangible assets, which are permanent, non-deductible book/tax differences. In addition, in 2003, we determined that it is more likely than not that all deferred tax assets may not be realized in the foreseeable future due to historical operating losses and therefore set up a full valuation allowance against our deferred tax assets, the impact of the change in the valuation allowance contributed also to the 2003 difference to the statutory rates. The net operating loss and research and development tax credit carryovers that comprise the vast majority of the deferred tax assets will expire at various dates through the year 2024.
      Going forward, we will assess the continued need for the valuation allowance. After we have demonstrated profitability for a period of time and begin utilizing a significant portion of the deferred tax assets, we may reverse the valuation allowance, likely resulting in a significant benefit to the statement of operations in some future period. At this time, we cannot reasonably estimate when this reversal might occur, if at all. In addition, we expect a significant increase in our effective tax rate well above the statutory federal and state tax rates primarily caused by following factors: (1). at December 31, 2005, we have completely utilized the regular net operating losses that were generated by SonicWALL, the remaining net operating losses consist of stock-option and acquired net operating losses in tax-free transactions and (2) we further expect that the stock-based compensation expense will create permanent and/ or temporary differences.

Quarterly Results of Operations
      The following tables set forth our unaudited quarterly results of operations, in dollars and as a percentage of total revenue, for the eight quarters ended December 31, 2005. You should read the following tables in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K. We have prepared this unaudited information on the same basis as our audited financial statements. These tables include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter.

	Year Ended December 31, 2005				Year Ended December 31, 2004

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

	(In thousands, except per share data)				(In thousands, except per share data)
Revenue:
Product	$19,649	$18,236	$19,032	$18,608	$19,524	$18,143	$22,609	$22,718
License and service	16,766	15,782	14,054	13,197	12,491	11,242	9,805	9,117

Total revenue	36,415	34,018	33,086	31,805	32,015	29,385	32,414	31,835

Cost of revenue:
Product	7,379	6,994	6,879	6,447	7,135	6,845	7,999	8,139
License and service	2,165	1,956	1,932	1,978	2,101	1,781	1,605	1,515
Amortization of purchased technology	1,142	1,138	1,136	1,136	1,136	1,135	1,136	1,136

Total cost of revenue (excluding stock-based compensation)	10,686	10,088	9,947	9,561	10,372	9,761	10,740	10,790

Gross profit	25,729	23,930	23,139	22,244	21,643	19,624	21,674	21,045
Operating expenses:
Research and development (excluding stock-based compensation)	6,100	5,410	5,637	5,456	5,614	5,556	6,187	5,980
Sales and marketing (excluding stock-based compensation)	14,911	13,339	12,946	12,171	11,597	11,797	12,557	11,402
General and administrative (excluding stock-based compensation)	4,574	3,414	3,997	3,550	3,846	3,204	3,525	3,790
Amortization of purchased intangible assets	786	701	703	703	704	786	787	812
Restructuring charges					(156)	(143)	115	13
Stock-based compensation	182	84	10	(75)	(30)	(75)	33	147

Total operating expenses	26,553	22,948	23,293	21,805	21,575	21,125	23,204	22,144

Income (loss) from operations	(824)	982	(154)	439	68	(1,501)	(1,530)	(1,099)
Interest income and other expense, net	2,199	1,748	1,564	1,356	1,325	1,105	785	835

Income (loss) before income taxes	1,375	2,730	1,410	1,795	1,393	(396)	(745)	(264)
Benefit from (provision for) income taxes	(580)	(162)	(171)	(121)	72	(209)	(79)	(85)

Net income (loss)	$795	$2,568	$1,239	$1,674	$1,465	$(605)	$(824)	$(349)

Net income (loss) per share:
Basic	$0.01	$0.04	$0.02	$0.03	$0.02	$(0.01)	$(0.01)	$(0.01)

Diluted	$0.01	$0.04	$0.02	$0.02	$0.02	$(0.01)	$(0.01)	$(0.01)

Shares used in computing net income (loss) per share:
Basic	64,733	64,308	63,995	65,713	70,837	71,344	71,134	70,051

Diluted	67,503	66,183	65,595	67,998	73,126	71,344	71,134	70,051

Liquidity and Capital Resources
      SonicWALL ended December 31, 2005 with $240.4 million in cash, cash equivalents and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, a decrease of $12.2 million as compared to fiscal 2004 year end. Our primary source of cash is receipts from product, license and service revenue. The primary uses of cash are payroll (salaries and related benefits), general operating expenses (marketing, travel, office rent), the repurchase of shares of common stock under our share repurchase program, and payments for the production of our products. We also use cash to finance our inorganic growth initiatives.

Operating Activities
      Cash provided by operating activities was $32.5 million for fiscal 2005; a $15 million increase from 2004. During 2005, net cash provided by operating activities was generated primarily from net income of $6.3 million, adjusted by non-cash items such as depreciation and amortization and adjustment of goodwill of approximately $10.8 million and changes in our operating assets and liabilities of $15.5 million. Our primary source of operating cash flows is our net income plus depreciation and amortization and the increase in deferred revenue.
      Our days sales outstanding (DSO) in accounts receivable was 32 days at December 31, 2005 compared to 49 days at December 31, 2004 and 30 days at December 31, 2003. The decrease in DSO at December 31, 2005 as compared to December 31, 2004 was primarily due to the increased collection effort, the timing of collections and the non-linearity of shipments combined with increase in revenues. The increase in DSO at December 31, 2004 as compared to December 31, 2003 was primarily due to the timing of collections and the non-linearity of shipments combined with increase in revenues. Collection of accounts receivable and related DSO will fluctuate in future periods due to the timing and amount of our future billings, the payment terms that we extend to our customers and the effectiveness of our collection efforts. Deferred revenue increased primarily due to increased sales of subscription services as well as an increase related to shipments to distributors where revenue is recognized on a sell through basis. Prepaid expenses and other current assets increased mainly due to the increase in restricted cash in escrow in connection with the acquisition and the increase in the trust assets of the deferred compensation plan as fully described in Note 12 of the Notes to the Consolidated Financial Statements.
      Cash provided by operating activities was $17.5 million for fiscal 2004 primarily as a result of net loss adjusted by non-cash items, increases in deferred revenue and accrued payroll and related benefits offset by an increase in accounts receivables and a decrease in accounts payable. Deferred revenues increased due to increased sales of subscription and other services as well as increases related to shipments to distributors where revenue is recognized on a sell-through method. Accounts receivable increased due to non-linearity of shipments combined with increase in revenues. Accounts payable decreased due to the timing of payments to our vendors. Accrued payroll and related benefits increased primarily due to increased accruals resulting from the achievement of certain operating objectives in fiscal 2004, as part of our annual incentive compensation plan.
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
      In addition, our operating cash flows may be impacted in the future as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, expensing stock options, and the timing and amount of tax and the timing of payments to our vendors for accounts payable. For additional discussion, see the section entitled “Risk Factors” in this Form 10-K.

Investing Activities
      Net cash provided by investing activities was $10.5 million in 2005, primarily as a result of the net sale of $30.8 million of short-term investments offset by (i) $18.8 million used for the acquisitions of Lasso and enKoo; and (ii) $1.4 million used for purchases of property and equipment. Net cash used in investing activities was $19.1 million in 2004, primarily as a result of the net purchase of $17.0 million of short-term investments and $2.1 million used for purchases of property and equipment. Net cash used in investing activities was $6.0 million in 2003, primarily as a result of the net purchase of $3.5 million of short-term investments and $2.5 million used for purchases of property and equipment.

Financing Activities
      Net cash used in financing activities was $23.9 million in 2005. In 2005, cash of $6.3 million was provided by common stock issuances as a result of stock option and employee stock purchase plan share exercises, offset by $30.2 million used under the Company’s stock repurchase program. In 2004, cash of $13.9 million was provided by common stock issuances as a result of stock option exercises, offset by $19.4 million used as part of the Company’s stock repurchase program. In 2003, net cash provided by financing activities was $4.2 million, primarily from common stock issuances as a result of stock option exercises.

Liquidity and Capital Resource Requirements
      We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months. However, we may be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, and pursuit of corporate opportunities. We cannot assure you that additional equity or debt financing will be available on acceptable terms or at all. Our sources of liquidity beyond twelve months, in management’s opinion, will be our then current cash balances, funds from operations and whatever long-term credit facilities we can arrange. We have no other agreements or arrangements with third parties to provide us with sources of liquidity and capital resources beyond twelve months. We believe that future liquidity and capital resources will not be materially affected in the event we are not able to prevail in litigation for which we have been named a defendant as described in Note 10 to the consolidated financial statements.
Off-Balance Sheet Arrangements and Contractual Obligations
      We do not have any debt, long-term obligations or long-term capital commitments. The following summarizes our principal contractual commitments as of December 31, 2005 (in thousands):

		Payments due by period

		Less than	1 to 3	3 to 5
Contractual Obligations	Total	one Year	Years	Years

Operating lease obligations	$1,113	$33	$1,080	$—
Non-cancelable purchase obligations	$8,573	$8,573	$—	$—
      The Company outsources its manufacturing operations primarily to one third party contract manufacturer, and at December 31, 2005 it had purchase obligations to this vendor totaling $14 million. Of this amount, $7.5 million cannot be cancelled. The Company is contingently liable for any inventory owned by the contract manufacturer that becomes excess and obsolete. As of December 31, 2005, $65,000 had been accrued for excess and obsolete inventory held by our primary contract manufacturer. In addition, as of December 31, 2005, in the normal course of business the Company had $1.1 million in non-cancelable purchase commitments.

Stock Repurchase Program
      In November 2004, our Board of Directors authorized a stock repurchase program. As of December 31, 2005, our Board of Directors has authorized the repurchase of up to $75 million of common stock under this program. During fiscal 2005, we repurchased and retired 5.0 million shares of our common stock at an average price of $6.05 per share for an aggregate purchase price of $30.2 million. As of December 31, 2005, we had repurchased and retired 8.2 million shares of our common stock at an average price of $6.06 per share for an aggregate purchase price of $49.6 million since the inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $25.4 million with a termination date of November 2006. In February 2006, the Company’s Board of Directors approved an increase of $25 million in the amount authorized for repurchase under the Company’s stock repurchase program over the previously authorized $75 million and extended the expiration of the current program by an additional 12 months.
Recent Accounting Pronouncements
      The information contained in Note 1 to the Consolidated Financial Statements under the heading recent accounting pronouncements is hereby incorporated by reference into this Part II, Item 7.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk
      Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments. In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities,” we classified our short-term investments as available-for-sale. Consequently, investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. As of December 31, 2005, our cash, cash equivalents and short-term investments included money-markets securities, corporate bonds, municipal bonds and commercial paper which are subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates change prior to maturity.
      As stated in our investment policy, we are averse to principal loss and further the goal of preservation of our invested funds by limiting default and market risk. We mitigate default risk by investing in only investment-grade instruments. We do not use derivative financial instruments in our investment portfolio.
      The majority of our short-term investments maturing in more than one year are readily tradable in 7 to 28 days. Due to this and the short duration of the balance of our investment portfolio, we believe an immediate 10% change in interest rates would be immaterial to our financial condition or results of operations.
      The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted average interest rates as of December 31, 2005:

	Maturing In

	Less than	More than
	one Year	one Year	Total

	(In thousands, except percentage data)
Short-term investments	$35,339	$162,510	$197,849
Weighted average interest rate	3.32%	3.98%

Foreign currency risk
      We consider our exposure to foreign currency exchange rate fluctuations to be minimal. We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars. For the year ended December 31, 2005, we earned approximately 32% of our revenue from international markets, which in the future may be denominated in various currencies. Because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. A weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future. In addition, we have minimal cash balances denominated in foreign currencies. We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.

ITEM 8.	Financial Statements And Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF ARMANINO MCKENNA LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders, SonicWALL, Inc.
      We have audited the accompanying consolidated balance sheet of SonicWALL, Inc. as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Part IV, Item 15. These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SonicWALL, Inc. at December 31, 2005, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SonicWALL, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.
/s/ ARMANINO MCKENNA LLP
San Ramon, California
March 14, 2006

REPORT OF ARMANINO MCKENNA LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders, SonicWALL, Inc.
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, appearing under Item 9A, that SonicWALL, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). SonicWALL, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that SonicWALL, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SonicWALL, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of SonicWALL, Inc. and our report dated March 14, 2006 expressed an unqualified opinion thereon.
/s/ ARMANINO MCKENNA LLP
San Ramon, California
March 14, 2006

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of SonicWALL, Inc.:
      In our opinion, the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of two years in the period ended December 31, 2004 listed in the accompanying index present fairly, in all material respects, the financial position of SonicWALL Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2004 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 16, 2005, except for the restatement described in Note 13 to the consolidated financial statements included in the Annual Report on Form 10-K/ A for the year ended December 31, 2004 (not presented herein), as to which the date is May 16, 2005

SONICWALL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except share
	data)
ASSETS
Current Assets:
Cash and cash equivalents	$42,593	$23,446
Short-term investments	197,849	229,226
Accounts receivable, net of allowance for doubtful accounts of $123 and $188 in 2005 and 2004, respectively	13,113	14,204
Inventories	3,707	2,191
Prepaid expenses and other current assets	7,331	2,069

Total current assets	264,593	271,136
Property and equipment, net	2,595	3,395
Goodwill	109,005	97,953
Purchased intangibles and other assets, net	11,490	14,361

Total assets	$387,683	$386,845

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,445	$5,737
Accrued restructuring	—	398
Accrued payroll and related benefits	9,054	7,342
Other accrued liabilities	6,277	4,719
Deferred revenue	44,642	30,173
Income taxes payable	95	500

Total current liabilities	67,513	48,869

Commitments and contingencies (Note 10)
Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 65,026,138 and 68,623,042 shares issued and outstanding	440,453	463,733
Deferred stock-based compensation	(281)	—
Accumulated other comprehensive loss, net	(1,367)	(846)
Accumulated deficit	(118,635)	(124,911)

Total shareholders’ equity	320,170	337,976

Total liabilities and shareholders’ equity	$387,683	$386,845

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Revenue:
Product	$75,525	$82,994	$65,931
License and service	59,799	42,655	28,470

Total revenue	135,324	125,649	94,401

Cost of revenue:
Product, excluding amortization of stock-based compensation of $0, $0 and $7 in 2005, 2004 and 2003, respectively	27,699	30,118	27,906
License and service	8,031	7,002	5,617
Amortization of purchased technology	4,552	4,543	4,543

Total cost of revenue	40,282	41,663	38,066

Gross profit	95,042	83,986	56,335

Operating expenses:
Research and development, excluding amortization of stock-based compensation of $165, $75, and $70 in 2005, 2004 and 2003, respectively	22,603	23,337	19,864
Sales and marketing, excluding amortization of stock-based compensation of $36, $0, and $398 in 2005, 2004 and 2003, respectively	53,367	47,353	40,139
General and administrative, excluding amortization of stock-based compensation of $0, $0, and $225 in 2005, 2004 and 2003, respectively	15,535	14,365	11,893
Amortization of purchased intangible assets	2,893	3,089	5,333
Restructuring charges (reversals)	—	(171)	1,833
Stock-based compensation	201	75	700

Total operating expenses	94,599	88,048	79,762

Income (loss) from operations	443	(4,062)	(23,427)
Interest income and other expense, net	6,867	4,050	4,169

Income (loss) before income taxes	7,310	(12)	(19,258)
Benefit from (provision for) income taxes	(1,034)	(301)	1,590

Net income (loss)	$6,276	$(313)	$(17,668)

Net income (loss) per share:
Basic	$0.10	$(0.00)	$(0.26)

Diluted	$0.09	$(0.00)	$(0.26)

Shares used in computing net income (loss) per share:
Basic	64,684	70,850	67,895

Diluted	66,797	70,850	67,895

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Common Stock		Deferred	Other		Total
			Stock-Based	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Compensation	Income (Loss)	Deficit	Equity

	(In thousands, except for share data)
Balance at December 31, 2002	67,417,143	$464,210	$(364)	$267	$(106,930)	$357,183
Issuance of common stock upon exercise of stock options	743,466	2,947	—	—	—	2,947
Issuance of common stock in connection with acquisition	50,000	243	—	—	—	243
Issuance of common stock in connection with the Employee Stock Purchase Plan (ESPP)	402,403	1,242	—	—	—	1,242
Stock-based compensation, net of cancellations	—	263	364	—	—	627
Comprehensive loss:
Change in unrealized loss on investment securities	—	—	—	(305)	—	(305)
Net loss	—	—	—	—	(17,668)	(17,668)

Total comprehensive loss	—	—	—	—	—	(17,973)

Balance at December 31, 2003	68,613,012	468,905	—	(38)	(124,598)	344,269
Issuance of common stock upon exercise of stock options	2,805,521	12,208	—	—	—	12,208
Issuance of common stock in connection with the Employee Stock Purchase Plan (ESPP)	387,509	1,717	—	—	—	1,717
Stock-based compensation	—	75	—	—	—	75
Repurchase of common stock	(3,183,000)	(19,356)	—	—	—	(19,356)
Income tax benefit from stock option exercises	—	184	—	—	—	184
Comprehensive loss:
Change in unrealized loss on investment securities	—	—	—	(808)	—	(808)
Net loss	—	—	—	—	(313)	(313)

Total comprehensive loss	—	—	—	—	—	(1,121)

Balance at December 31, 2004	68,623,042	$463,733	$—	$(846)	$(124,911)	$337,976
Issuance of common stock upon exercise of stock options	1,072,878	4,702	—	—	—	4,702
Issuance of common stock in connection with the Employee Stock Purchase Plan (ESPP)	328,018	1,623	—	—	—	1,623
Stock options assumed in connection with acquisition		426	(316)			110
Stock-based compensation	—	166	35	—	—	201
Repurchase of common stock	(4,997,800)	(30,218)	—	—	—	(30,218)
Income tax benefit from stock option exercises	—	21	—	—	—	21
Comprehensive income (loss):
Change in unrealized loss on investment securities	—	—	—	(521)	—	(521)
Net income	—	—	—	—	6,276	6,276

Total comprehensive income	—	—	—	—	—	5,755

Balance at December 31, 2005	65,026,138	$440,453	$(281)	$(1,367)	$(118,635)	$320,170

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$6,276	$(313)	$(17,668)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,847	11,216	13,508
Adjustment of goodwill	885	—	—
Income tax benefit from exercise of employee stock options	22	184	—
Reduction in allowance for doubtful accounts and others	(110)	(104)	(575)
Deferred income taxes	—	—	(1,960)
Non-cash restructuring charges (reversals)	—	(171)	98
Amortization of stock-based compensation	201	75	700
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	1,158	(4,936)	4,685
Inventories	(1,342)	(236)	3,810
Prepaid expenses and other current assets	(3,099)	520	827
Other assets	315	(284)	10
Accounts payable	1,592	(1,639)	574
Accrued payroll and related benefits	1,537	2,354	208
Accrued restructuring	(398)	(682)	(191)
Other accrued liabilities	1,554	889	(960)
Deferred revenue	14,469	10,993	5,786
Income taxes payable	(405)	(327)	363

Net cash provided by operating activities	32,502	17,539	9,215

Cash flows from investing activities:
Purchases of property and equipment	(1,440)	(2,105)	(2,458)
Cash paid for acquisitions, net of cash acquired	(16,637)	—	—
Increase in restricted cash in escrow	(2,163)	—	—
Sales/ maturities of short-term investments	236,898	320,832	192,468
Purchases of short-term investments	(206,119)	(337,856)	(195,977)

Net cash provided by (used in) investing activities	10,539	(19,129)	(5,967)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants and issuance of common stock in connection with ESPP	6,324	13,925	4,189
Repurchase of common stock	(30,218)	(19,356)	—

Net cash provided by (used in) financing activities	(23,894)	(5,431)	4,189

Net increase (decrease) in cash and cash equivalents	19,147	(7,021)	7,437
Cash and cash equivalents at beginning of year	23,446	30,467	23,030

Cash and cash equivalents at end of year	$42,593	$23,446	$30,467

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$498	$445	$270
Supplemental disclosure of non-cash investing and financing activities:
Reversal of unearned deferred stock-based compensation for terminated employees	$—	$—	$(216)
Issuance of common stock and assumption of stock options and warrants in connection with acquired businesses	$110	$—	$243
Unrealized loss on short-term investments, net	$(521)	$(808)	$(305)
The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company and Summary of Significant Accounting Policies:
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

Consolidation
      The consolidated financial statements include those of the Company and its wholly-owned subsidiaries Phobos Corporation, a Utah corporation, Lasso Logic, Inc, a California corporation, SonicWALL Switzerland, SonicWALL Norway and SonicWALL B.V., a subsidiary in The Netherlands. All intercompany accounts and transactions have been eliminated in consolidation.

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

Foreign Currencies
      The functional currency for all of the Company’s foreign subsidiaries is the US dollar. The Company remeasures assets and liabilities at the period end or historical exchange rate, as appropriate. Revenues and expenses are measured at the average exchange rate during the period. Currency remeasurement losses for the years ended December 31, 2005, 2004, and 2003 amounted to ($249,000), ($209,000), and ($195,000), respectively, and are included in interest income and other expense, net.

Cash and cash equivalents and short-term investments
      The Company considers all highly liquid investments purchased with an original maturity or remaining maturity at the date of purchase of three months or less to be cash equivalents, and investments maturing in three to twelve months to be short-term investments. Cash equivalents and short-term investments consist of money market funds, corporate bonds, U.S. government securities and commercial paper. Management has the ability and intent, if necessary, to liquidate any of these investments in order to meet our liquidity needs within the normal operating cycle. Accordingly, all marketable securities are classified as current assets. The Company classifies its short-term investments into categories in accordance with the provisions of Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities.” Currently, the Company classifies its short-term investments as available-for-sale, which is reported at fair market value with the related unrealized gains and losses, net of taxes, included in shareholders’ equity. Realized gains and losses, declines in value of securities judged to be other than temporary, and interest and dividends on all securities are included in interest income and other expense, net. The fair value of the Company’s investments is based on quoted market prices. Realized gains and losses are computed using the specific identification method.

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

Concentration of credit risk, foreign operations and significant customers
      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company places its temporary cash and short-term investments in corporate bonds, municipal bonds, commercial paper, and money market accounts with high credit quality financial institutions. Cash balances held with banks may periodically exceed the amount of insurance provided on such balances. The Company’s accounts receivable are derived from revenue earned from customers located in the U.S. and certain foreign countries and regions, including Europe, Canada, Japan and Australia. Sales to foreign customers for the years ended December 31, 2005, 2004 and 2003, all of which were denominated in U.S. dollars, accounted for 34%, 30%, and 30% of total revenue, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and probability of collection. We review our allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually to determine the probability of collection. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.
      Sales through our two largest distributors, Ingram Micro and Tech Data represented the following percentages of total revenue:

	2005	2004	2003

Ingram Micro	18%	17%	23%
Tech Data	21%	21%	20%
      In addition, Ingram Micro and Tech Data represented the following percentages of our accounts receivable balance:

	December 31,

	2005	2004

Ingram Micro	15%	6%
Tech Data	11%	26%
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

Inventories
      Inventories are stated at the lower of standard cost (which approximates cost determined on a first-in, first-out basis) or market. The Company writes-down the value of inventories for estimated excess and

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
obsolete inventories based upon assumptions about future demand and market conditions. Inventories consist primarily of finished goods. Inventory reserves, once established, are only reversed upon sale or disposition of related inventory.

Property and equipment
      Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the lesser of the related lease term or the estimated useful life of the improvement, which ranges from two to five years. Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $2.4 million, $3.6 million, and $3.6 million, respectively.

Purchased intangibles
      Purchased intangibles consist of purchased technology, customer installed base/relationships, customer backlog and other intangibles. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from 3 months to six years. Amortization of intangible assets was $7.4 million, $7.6 million and $9.9 million in fiscal 2005, 2004 and 2003, respectively. The Company periodically evaluates its intangible assets for indications of impairment. If this evaluation indicates that the value of the intangible asset may be impaired, the Company makes an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, the Company reduces the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period.

Goodwill and Impairment of goodwill
      Goodwill represents the excess of the aggregate purchase price over the fair market value of the net tangible and intangible assets acquired by the Company. Goodwill is tested for impairment in the fourth quarter of each fiscal year or more often if an event or circumstances indicate that an impairment loss has been incurred. An impairment charge is recognized if a reporting unit’s goodwill carrying amount exceeds its implied fair value. Goodwill impairment is determined using a two-step approach in accordance with SFAS 142 using one or more of the following fair value measures including: present value techniques of estimated future cash flows; or valuation techniques based on multiples of earnings or revenue, or a similar performance measure. Any such impairment charge could be significant and could have a material adverse effect on the Company’s reported financial statements. Based on the impairment tests performed, there was no impairment of goodwill in 2005, 2004, or 2003. The goodwill recorded as a result of the business combinations in the years presented is not deductible for tax purposes.

Impairment of other long-lived assets
      The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company records an impairment charge based on the excess of the carrying amount over the fair value of the assets.

Interest income and other expense, net
      Interest income and other expense, net consist primarily of interest income in the amount of $7.1 million, $4.2 million and $4.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation
      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation. Under APB 25, compensation cost is determined based on the difference, if any, on the grant date between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized over the vesting period.

Pro forma stock-based compensation
      The Company has adopted the disclosure-only provisions of SFAS 123 and SFAS 148. Accordingly, no compensation cost has been recognized for employee awards granted under the Company’s stock option plan and the fair value of purchase rights issued under the ESPP in the accompanying statements of operations. Had compensation cost for the Company’s stock option plan and ESPP been determined based on the fair market value at the grant dates for stock options and purchase rights granted consistent with the provisions of SFAS 123, the Company’s net income (loss) would have been changed to the pro forma amounts indicated below:

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except for per share
	amounts)
Net income (loss):
As reported	$6,276	$(313)	$(17,668)
Expensed stock compensation under the intrinsic value method, net of related tax effect	201	75	700
Stock-based compensation expense that would have been included in the determination of net income (loss) had the fair value method been applied, net of related tax effect	(14,431)	(17,520)	(24,388)

Pro forma net loss	$(7,954)	$(17,758)	$(41,356)

Net income (loss) per share — basic and diluted:
Basic — as reported	$0.10	$(0.00)	$(0.26)

Diluted — as reported	$0.09	$(0.00)	$(0.26)

Basic — pro forma	$(0.12)	$(0.25)	$(0.61)

Diluted — pro forma	$(0.12)	$(0.25)	$(0.61)

      The pro forma amounts reflect compensation expense related to stock option grants and look back features associated with the ESPP purchase rights from 1999 through 2005. The weighted average fair value of the options granted in 2005, 2004 and 2003 was $2.92, $3.95 and $3.57, respectively. The weighted average fair value of purchase rights issued under the 1999 ESPP in 2005, 2004 and 2003 was $1.90, $2.38 and $1.26 per share, respectively.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003

Expected volatility	48% to 71%	89%	90%
Risk-free interest rate	3.46% to 4.43%	2.52% to 3.55%	2.16% to 2.87%
Expected life	3.1 to 4 years	4 years	4 years
Dividend yield	0%	0%	0%
      The fair value of purchase rights issued under the Employee Stock Purchase Plan was estimated using the following assumptions:

	2005	2004	2003

Expected volatility	60%	60%	63%
Risk-free interest rate	1.00% to 2.77%	1.00% to 1.73%	1.01% to 1.33%
Expected life	0.5 year	0.5 year	1 year
Dividend yield	0%	0%	0%
      Options granted to consultants and other non-employees are accounted for in accordance with Emerging Issues Task Force Consensus No. 96-18, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services, and valued at fair value using the Black-Scholes method at the measurement date, generally when the services are completed.

Revenue recognition
      The Company derives its revenue primarily from the sale of four items: (1) products, (2) software licenses, (3) subscriptions for services such as content filtering, anti-virus protection and intrusion prevention, and (4) other services such as extended warranty and service contracts, training, consulting and engineering services. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. The Company may experience material differences in the amount and timing of its revenue for any period if the management makes different judgments or utilize different estimates.
      The Company recognizes product and service revenues in accordance with SEC Staff Accounting Bulletin No. 101 (“SAB No. 101”), “Revenue Recognition in Financial Statements”, as amended by SAB No. 101A, SAB No. 101B, SAB 104 and EITF 00-21.
      The Company applies provisions of Statement of Position 97-2, “Software Revenue Recognition” (“SOP No. 97-2”), as amended by Statement of Position 98-9 (“SOP No. 98-9”), “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is incidental, the Company does not apply separate accounting guidance to the hardware and software elements. The Company applies the provisions of Emerging Issues Task Force 03-05 (“EITF 03-05”), “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”, to determine whether the provisions of SOP 97-2 apply to transactions involving the sale of products that include a software component.
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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
conditions. In these cases, interpretation of non-standard provisions is required to determine the appropriate accounting for the transaction.
      Retroactive price protection rights tied to certain specific circumstances are contractually offered to the Company’s channel partners. The Company evaluates these rights carefully based on stock on hand in the channels that has been purchased within 60 days of the price change with the exception of Ingram Micro and Tech Data. Revenue from these two distributors is not recognized until they sell the product to their customers. As a consequence, there is no adverse impact on recognized revenue. In general, retroactive price adjustments are infrequent in nature. At December 31, 2005, 2004, and 2003, the Company had a reserve for price protection on sales to the Company’s channel partners in the amounts of $244,000, $33,000, $17,000, respectively.
      Delivery to other domestic channel partners and to international channel partners is generally deemed to occur when we deliver the product to a common carrier. However, certain distributor agreements provide for rights of return for stock rotation. These stock rotation rights are generally limited to 15% to 25% of the distributor’s prior 3 to 6 months purchases or other measurable restrictions, and we estimate reserves for these return rights as discussed below. Our two largest distributors, Ingram Micro and Tech Data, have rights of return under certain circumstances that are not limited, therefore, we do not deem delivery to have occurred for any sales to Ingram Micro and Tech Data until they sell the product to their customers, at which time their right of return expires.
      Evidence of an arrangement is manifested by a master distribution or OEM agreement, an individual binding purchase order, or a signed license agreement. In most cases, sales through our distributors and OEM partners are governed by a master agreement against which individual binding purchase orders are placed on a transaction-by-transaction basis.
      At the time of the transaction, the Company assesses whether the fee associated with the transaction is fixed or determinable and whether or not collection is reasonably assured. The Company assesses whether the fee is fixed or determinable based upon the terms of the binding purchase order, including the payment terms associated with the transaction. If a significant portion of a fee is due beyond the Company’s normal payment terms, which are generally 30 to 90 days from invoice date, the Company accounts for the fee as not being fixed or determinable. In these cases, the Company recognizes revenue as the fees become due.
      The Company assesses probability of collection based on a number of factors, including past transaction history with and the credit-worthiness of the customer. The Company does not request collateral from our customers. If the Company determines that collection of a fee is not reasonably assured, it defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.
      For arrangements with multiple obligations (for example, the sale of an appliance which includes a year of free maintenance or a subscription based product), the Company allocates revenue to each component of the arrangement based on the objective evidence of fair value of the undelivered elements, which is generally the average selling price of each element when sold separately. This allocation process means that the Company defers revenue from the arrangement equal to the fair value of the undelivered elements and recognizes such amounts as revenue when the elements are delivered.
      The Company’s arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, recognition of revenue occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.
      The Company recognizes revenue for subscriptions and services such as content filtering, anti-virus protection and intrusion prevention, and extended warranty and service contracts, ratably over the contract term. The Company’s training; consulting and engineering services are generally billed and recognized as revenue as these services are performed.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      In addition, we must make estimates based upon a combination of factors to ensure that our accounts receivable balances are not overstated due to an inability to collect. We specifically analyze accounts receivable and historical bad debts, the length of time receivables are past due, macroeconomic conditions, deterioration in customer’s operating results or financial position, customer concentrations, and customer credit-worthiness, when evaluating the adequacy of the allowance for doubtful accounts.
      Our appliance products are generally covered by a warranty for a one to two year period. We accrue a warranty reserve for estimated costs to provide warranty services, including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in decreased gross profit.

Shipping and Handling Costs
      The Company records costs related to shipping and handling of products in cost of sales for all periods presented.

Income taxes
      The Company accounts for income taxes under the liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax bases of the Company’s assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses, research and development credit carry forwards and temporary differences. A valuation allowance is provided to reduce deferred tax assets to an amount for which realization is more likely than not.

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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs
      The Company expenses advertising costs as incurred. Advertising expense totaled $5.1 million, $4.8 million and $4.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      The Company has agreements with certain of its distributors to provide marketing development funds. These agreements allow the distributors to be reimbursed by the Company for approved promotional activities, including advertising. The amounts available are related to a percentage of the distributors’ eligible purchases from the Company. The Company accrues for marketing development funds as the related revenue is recognized and records the cost as an offset to revenue or as sales and marketing expense in accordance with Emerging Issues Task Force No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. In the years ended December 31, 2005, 2004, and 2003, the Company recorded provisions for marketing development fund costs of $3.9 million, $5.4 million, and $3.6 million, respectively. As of December 31, 2005 and December 31, 2004, the accompanying balance sheets include a liability for marketing development funds of $328,000, and $715,000, respectively.

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
      The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,

	2005	2004	2003

Numerator:
Net income (loss)	$6,276	$(313)	$(17,668)

Denominator:
Weighted average shares used to compute basic EPS	64,684	70,850	67,895
Effect of dilutive securities:
Dilutive common stock equivalents	2,113	—	—

Weighted average shares used to compute diluted EPS	66,797	70,850	67,895

Net income (loss) per share:
Basic	$0.10	$(0.00)	$(0.26)

Diluted	$0.09	$(0.00)	$(0.26)

      Because the Company reported a net loss during 2004 and 2003, the impact of stock options and warrants was excluded from the computation of dilutive earnings per share for these periods, as their effect would be anti-dilutive. For the years ended December 31, 2005, December 31, 2004, and December 31, 2003, 6,045,133, 5,311,564, and 3,689,077 stock options and warrants with a weighted average exercise price of $8.62, $8.60 and $11.05, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period and therefore, the effect would be anti-dilutive.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent accounting pronouncements
      In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairments. The adoption of this FSP is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows. The guidance in this FSP will be applied to reporting periods beginning after December 15, 2005.
      In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS 154), which changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which, the Company will be required to adopt beginning in its first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS 123R will result in the recognition of substantial compensation expense relating to the Company’s employee stock options and employee stock purchase plans. As noted in Note 1, currently the Company does not recognize any compensation expense related to stock option grants the Company issues to employees under its stock option plans or related to the discounts the Company provides under its employee stock purchase plans. Under the new rules, the Company will be required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB 25 and generally requires that such transactions be accounted for using a fair-value-based method. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS 123R. SFAS 123R will be effective for the Company beginning in the first quarter of fiscal 2006. The Company plans to use the modified prospective transition method and the Black-Scholes-Merton model to adopt this new standard and expects the adoption will have a material impact on the consolidated results of operations. The Company anticipates that upon adoption of SFAS 123R, it will recognize share-based compensation cost on a straight-line basis over the requisite service period of the award. For the historical impact of share-based compensation expense, see the pro forma stock-based compensation information presented in the footnote above, however, uncertainties, including the Company’s future share-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior make it difficult to determine whether the historic share-based compensation expense will be similar in future.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets (SFAS 153), an amendment of Accounting Principles Board Opinion No. 29. SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for the Company for nonmonetary asset exchanges beginning in the first quarter of fiscal 2006. The adoption of SFAS 153 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Balance Sheet Components:

	December 31,

	2005	2004

	(In thousands)
Property and equipment, net:
Equipment	$9,610	$8,756
Office equipment and furniture	1,913	1,896
Leasehold improvements	1,432	1,391
Software	6,887	6,538

	19,842	18,581
Less: accumulated depreciation	(17,247)	(15,186)

	$2,595	$3,395

Purchased intangibles and other assets, net:
Purchased intangible assets	$57,400	$52,529
Other assets	397	695

	57,797	53,224
Less: accumulated amortization	(46,307)	(38,863)

	$11,490	$14,361

Note 3 —	Goodwill and Purchased Intangibles:
      The following table presents the changes in goodwill (in thousands):

	December 31,

	2005	2004

Balance as of beginning of the year	$97,953	$97,953
Acquisitions::
enKoo	1,286	—
Lasso	10,651	—
Tax adjustment related to Phobos acquisition in 2000 (see Note 8)	(885)	—

Balance as of end of the year	$109,005	$97,953

      Intangible assets for the year ended December 31, 2005 and 2004 consist of the following (in thousands):

		December 31, 2005			December 31, 2004

	Weighted Average	Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net

Purchased technology	70 months	$31,771	$(23,190)	$8,581	$26,970	$(18,567)	$8,403
Non-compete agreements	36 months	7,019	(7,019)	—	7,019	(7,019)	—
Customer base	69 months	18,140	(15,694)	2,446	18,140	(12,904)	5,236
Other	17 months	470	(404)	66	400	(373)	27

Total intangibles		$57,400	$(46,307)	$11,093	$52,529	$(38,863)	$13,666

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      All of the Company’s intangible assets excluding goodwill are subject to amortization. Estimated future amortization expense to be included in cost of revenue is as follows (in thousands):

Fiscal Year

2006	$4,821
2007	960
2008	960
2009	960
2010	880

Total	$8,581

      Estimated future amortization expense to be included in operating expense is as follows (in thousands):

Fiscal Year

2006	$2,512

Total	$2,512

Note 4 —	Acquisitions:
      On November 28, 2005, the Company purchased Lasso Logic, Inc. (Lasso) for approximately $15.8 million in purchase consideration, consisting of cash, assumed stock options in the amount of $109,000 and $194,000 in direct transactions costs incurred in connection with the acquisition. Lasso provides continuous data protection for backup and recovery solutions for the small and medium business market. The Company believes that Lasso’s data backup solutions will provide a strong entry point to the growing data protection segment. In accordance with SFAS 141, Business Combinations, this transaction was accounted for as a purchase business combination.
      The former shareholders of Lasso made certain representations and warranties to the Company and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. As security for the indemnification obligation’s SonicWALL retained approximately $1.8 million of the cash consideration, which is scheduled to be released to the former Lasso shareholders on the 12 month anniversary of the acquisition date. In addition, in connection with the acquisition, the Company has agreed to pay $1.7 million over the next 17 to 20 months to certain former shareholders of Lasso contingent upon continued employment with the Company. Amounts paid under these arrangements are recorded as compensation expense when earned.
      The Company allocated the purchase price based upon the fair value of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been allocated to the identified intangible assets in accordance with the requirements of SFAS 141 and SFAS 142, Goodwill and Other Intangible Assets. The following is the allocation of the purchase consideration (in thousands):

Net tangible assets	$1,351
Intangible assets	$14,421

Total purchase consideration	$15,772

      The acquired intangible assets of $14.4 million consists of the following: (1) $3.7 million that was assigned to purchased technology and will be amortized over its estimated useful life of five years;

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(2) $0.1 million was assigned to customer relationships and customer backlog which will be amortized over a period of 3 months to one year; and (3) $10.6 million that was assigned to goodwill.
      Under the terms of the definitive agreement, the purchase consideration consisted of cash and stock options assumed. Part of the purchase consideration is allocated to deferred stock-based compensation as unearned stock-based compensation cost. The unearned stock-based compensation cost represents the fair value of assumed options to purchase SonicWall common stock issued, less the intrinsic value of the Lasso’s unvested options applicable to the remaining vesting period. Deferred stock-based compensation cost is amortized as stock-based compensation related to acquisitions over the remaining respective vesting periods. The unamortized balance for deferred stock-based compensation is reflected as a reduction to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity.
      On November 28, 2005, the Company acquired certain assets from enKoo, Inc. (enKoo) for approximately $2.4 million in consideration, consisting of cash and transaction costs. The Company acquired the enKoo assets for its secure remote access technology and plans to integrate the key features of enKoo’s technology into its SSL-VPN products. The assets acquired from enKoo included certain intangible assets. In addition, certain employees of enKoo became employees of the Company. Of the total purchase price of $2.4 million, $1.1 million was allocated to purchased technology and will be amortized over its estimated useful life of five years, and less than $50,000 was allocated to customer relationship and will be amortized over three months. The remaining $1.3 million was allocated to goodwill.
      The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because these were not significant acquisitions as defined under the SEC’s S-X rule 3-05.

Note 5 —	Financial Instruments:
      Our investment portfolio consists of both corporate and government securities. All marketable securities are classified as available-for-sale and are summarized as follows (in thousands):

	Year Ended December 31, 2005

			Gross	Gross
			Unrealized	Unrealized
	Fair Value	Book Value	Gains	(Losses)

Marketable securities
Corporate debt securities	$164,517	$165,416	80	$(979)
U.S. government securities	32,401	32,845	—	(444)
Municipal bonds and notes	931	955	—	(24)

Total marketable securities	$197,849	$199,216	80	$(1,447)

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004(1)

			Gross	Gross
			Unrealized	Unrealized
	Fair Value	Book Value	Gains	(Losses)

Marketable securities
Corporate debt securities	$64,149	$64,511	—	$(362)
U.S. government securities	51,546	51,938	—	(392)
Municipal bonds and notes	113,531	113,545	—	(14)

Total marketable securities	$229,226	$229,994	—	$(768)

(1)	Of the total gross unrealized losses, approximately $27,000 of gross unrealized losses relates to corporate and municipal bonds with a fair value of $4.3 million that have been in a loss position for 12 months or more.
      The gross unrealized losses related to fixed income securities were primarily due to changes in interest rates and bond yields. The longer the duration of these securities, the more susceptible they are to changes in the market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. The Company’s management has determined that the gross unrealized losses on its investment securities at December 31, 2005 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company’s fixed income securities are rated investment grade or better.
      The following tables provide the breakdown of the investments with unrealized losses at December 31, 2005 (in thousands):

	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)

December 31, 2005
Marketable securities
Corporate debt securities	$25,181	$(189)	$51,301	$(790)	$76,482	$(979)
U.S. government securities	10,703	(332)	21,698	(112)	32,401	(444)
Municipal bonds and notes	—	—	931	(24)	931	(24)

Total marketable securities	$35,884	$(521)	$73,930	$(926)	$109,814	$(1,447)

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The estimated fair value of short-term investments classified by date of maturity as December 31, 2005 is as follows (in thousands):

2005

Maturity
Due within one year	$35,339
Due between one and five years	58,826
Due between five and ten years	12,885
Due after 10 years(1)	90,799

Total short-term investments	$197,849

(1)	Represents auction rate securities of $70 million that have re-auction periods of 90 days or less but whose underlying agreements have original maturities of more than 90 days and asset backed securities of $21 million.

Note 6 —	Restructuring Charges:
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
      During 2003, the Company recorded additional restructuring charges related to the 2002 restructuring plan totaling $354,000, consisting of $379,000 related to properties vacated in connection with facilities consolidation, offset by $25,000 reversal for severance accrual for an employee who has remained with the Company. The additional facilities charges resulted from revisions of the Company’s estimates of future sublease income due to deterioration of the commercial real estate market. The estimated facility costs, which continued through December 2005, were based on the Company’s contractual obligations, net of estimated sublease income, based on then current comparable rates for leases in their respective markets. During 2004, the Company recorded additional restructuring charges related to the 2002 plan consisting of $21,000 related to properties vacated in connection with facilities consolidation, offset by $155,000 reversal for a favorable lease modification related to properties vacated in connection with facilities consolidation. The restructuring plan resulted in the vacating of three facilities and in the elimination of 77 positions, all of which were eliminated as of December 31, 2002.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth an analysis of the components of the 2002 restructuring plan and the payments made against the reserve from the second quarter of fiscal 2002 to December 31, 2005 (in thousands):

	Employee
	Severance	Facility	Asset
	Benefits	Costs	Impairments	Total

Reserve balance at December 31, 2002	$25	$1,417	$—	$1,442
Cash paid	—	(818)	—	(818)
Adjustments	(25)	379	—	354

Reserve balance at December 31, 2003	—	978	—	978
Cash paid	—	(529)	—	(529)
Adjustments	—	(134)	—	(134)

Reserve balance at December 31, 2004	$—	$315	$—	$315
Cash paid	—	(315)	—	(315)
Adjustments	—	—	—	—

Reserve balance at December 31, 2005	$—	$—	$—	$—

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
      The restructuring plan resulted in the vacating of four facilities. The estimated facility costs were based on the Company’s discounted contractual obligations, net of assumed sublease income, based on current discounted comparable rates for leases in their respective markets. As the remaining lease term became shorter, it became more difficult to find a suitable tenant to sublease these facilities on a relatively short term basis. As a consequence, the actual loss could exceed this estimate. Future cash outlays were anticipated through June 2005, unless the Company negotiated to exit the leases at an earlier date. The restructuring plan resulted in the elimination of 43 positions worldwide. At the same time, the Company made investments in personnel in research and development and in the sales and marketing organization. As a consequence, the overall reduction in workforce was less than the number of positions eliminated as a result of the restructuring.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth an analysis of the components of the 2003 restructuring plan and the payments made for the plan from the second quarter of fiscal 2003 to December 31, 2005 (in thousands):

	Employee
	Severance	Facility	Asset
	Benefits	Costs	Impairments	Total

Restructuring charges incurred	$1,139	$242	$98	$1,479
Cash paid	(1,048)	(60)	—	(1,108)
Non-cash charges	—	—	(98)	(98)

Reserve balance at December 31, 2003	91	182	—	273
Cash paid	(49)	(104)	—	(153)
Adjustments	(42)	5	—	(37)

Reserve balance at December 31, 2004	$—	$83	$—	$83
Cash paid	—	(83)	—	(83)
Adjustments	—	—	—	—

Reserve balance at December 31, 2005	$—	$—	$—	$—

Summary information for combined restructuring plans
      The following table sets forth an analysis of the components of both the 2002 and 2003 restructuring plan and the payments made for the plans from December 31, 2003 to December 31, 2005 (in thousands):

	Employee
	Severance	Facility	Asset
	Benefits	Costs	Impairments	Total

Reserve balance at December 31, 2002	$25	$1,417	$—	$1,442
Restructuring charges incurred	1,139	242	98	1,479
Cash paid	(1,048)	(878)	—	(1,926)
Adjustments	(25)	379	—	354
Non-cash charges	—	—	(98)	(98)

Reserve balance at December 31, 2003	91	1,160	—	1,251
Cash paid	(49)	(633)	—	(682)
Adjustments	(42)	(129)	—	(171)

Reserve balance at December 31, 2004	$—	$398	$—	$398
Cash paid	—	(398)	—	(398)
Adjustments	—	—	—	—

Reserve balance at December 31, 2005	$—	$—	$—	$—

Note 7 —	Shareholders’ Equity:

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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

1999 Employee Stock Purchase Plan
      In August 1999, the Company’s Board of Directors adopted and the shareholders approved the 1999 Employee Stock Purchase Plan (the “1999 ESPP”). The 1999 ESPP is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount and was effective on the effective date of our initial public offering. Except for the first offering period, each offering period will be for one year and will consist of two six-month purchase periods. The first offering period commenced on the date of our initial public offering and ended July 31, 2001. All subsequent offering periods begin on August 1 and February 1. The purchase price for shares of common stock under the 1999 ESPP is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or the last day of each purchase period.
      The Company initially reserved 500,000 shares of common stock for issuance under the 1999 ESPP. In December 2000, 2002, and 2003, our Board recommended to the shareholders and the shareholders voted to increase the number of shares authorized for issuance under the 1999 ESPP by 200,000, 325,000, and 1,500,000 shares, respectively, bringing the total shares currently reserved for issuance under the 1999 ESPP to 2,525,000 shares. At December 31, 2005, 981,342 shares were available for issuance under the 1999 ESPP. The weighted average fair value of purchase rights issued under the 1999 ESPP in 2005, 2004 and 2003 was $4.94, $2.38 and $1.26 per share, respectively.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans
      The Company’s Stock Option Plans (the “Plans”), as amended, authorize the Board of Directors to grant incentive stock options and nonstatutory stock options to employees, directors and consultants to purchase up to a total of 33,689,384 shares of the Company’s common stock. Under the Plans, incentive stock options are granted at an exercise price that is not to be less than 100% of the fair market value of the Company’s common stock on the date of grant, as determined by the Company’s Board of Directors. Nonqualified stock options are granted at a price that is not to be less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Generally, options granted under the Plans are exercisable for a period of ten years after the date of grant, and vest over four years The following table summarizes option activity under the stock option plans:

		Options Outstanding

				Weighted
				Average
	Available for			Exercise
	Grant	Shares	Exercise Price	Price

Balance at December 31, 2002	4,562,676	10,268,375	$0.04 - 52.06	$10.59
Authorized	2,696,685	—	—	—
Granted	(10,103,497)	10,103,497	$3.38 - 8.02	$5.41
Exercised	—	(743,466)	$0.04 - 6.45	$3.96
Canceled	4,235,938	(5,071,454)	$1.42 - 52.06	$13.79

Balance at December 31, 2003	1,391,802	14,556,952	$0.06 - 45.56	$6.22
Authorized	2,744,520	—	—	—
Granted	(3,793,070)	3,793,070	$5.30 - 9.85	$6.09
Exercised	—	(2,805,521)	$0.06 - 7.73	$4.35
Canceled	1,617,149	(1,989,789)	$2.87 - 19.97	$9.79

Balance at December 31, 2004	1,960,401	13,554,712	$0.06 - 45.56	$6.05
Authorized	2,744,922	—	—	—
Options assumed related to acquisition		59,589	$0.30 - 0.30	$0.30
Granted	(5,925,524)	5,925,524	$5.10 - 7.71	$6.77
Exercised	—	(1,072,878)	$0.06 - 7.73	$4.38
Canceled	1,567,766	(1,643,509)	$1.42 - 31.94	$6.98

Balance at December 31, 2005	347,565	16,823,438	$0.30 - 45.56	$6.33

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information regarding stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

			Weighted Average
			Remaining
	Weighted Average		Contractual Life		Weighted Average
Exercise Prices	Exercise Price	Shares	(Years)	Shares	Exercise Price

$ 0.30 - $ 0.30	$0.30	59,589	9.10	11,765	$0.30
$ 1.42 - $ 1.42	$1.42	5,506	3.60	5,506	$1.42
$ 2.87 - $ 4.28	$3.45	3,287,713	7.10	2,285,776	$3.45
$ 4.48 - $ 6.61	$5.69	6,747,393	8.10	2,537,683	$5.56
$ 6.75 - $ 9.85	$7.58	6,391,483	9.00	1,512,136	$7.69
$10.57 - $12.75	$11.28	88,144	5.00	88,144	$11.28
$15.88 - $19.97	$17.76	123,610	5.30	123,610	$17.76
$29.75 - $29.75	$29.75	20,000	4.40	20,000	$29.75
$45.56 - $45.57	$45.56	100,000	4.50	100,000	$45.56

$0.30 - $45.57	$6.33	16,823,438	8.20	6,684,620	$6.28

      At December 31, 2004 and 2003, 5,248,342 and 5,421,252 outstanding options were exercisable, respectively. The weighted average exercise price of exercisable options outstanding was $6.49 and $7.13 at December 31, 2004 and 2003, respectively.
      The Company has assumed certain option plans in connection with business combinations. Generally, the options granted under these plans have terms similar to the Company’s own options. The exercise prices of such options have been adjusted to reflect the relative exchange ratios.
      During 2003, the Company entered into an agreement with two employees to accelerate the vesting of certain stock options. As a result, the Company recorded stock-based compensation expense of $480,000 based on the change in the intrinsic value at the time of modification to the stock option.

Stock Repurchase Program
      In November 2004, the Company’s Board of Directors authorized a stock repurchase program to reacquire up to $50 million of common stock. The term of the stock repurchase plan was set at twelve (12) months from the date of authorization. In February 2005, the Company’s Board of Directors increased the amount authorized for repurchase from $50 million to $75 million, extended the term of the program from twelve (12) to twenty-four (24) months following the date of original authorization and increased certain predetermined pricing formulas. In April 2005, the Company’s Board of Directors authorized a modification to the stock repurchase program to delete certain elements that provided for systematic repurchases.
      During the fourth quarter of fiscal 2004, the Company repurchased and retired 3.2 million shares of SonicWALL common stock at an average price of $6.08 per share for an aggregate purchase price of $19.4 million. During fiscal year 2005, the Company repurchased and retired 5.0 million shares of SonicWALL common stock at an average price of $6.05 per share for an aggregate purchase price of $30.2 million. As of December 31, 2005, the remaining authorized amount for stock repurchases under this program was $25.4 million.
      In February 2006, the Company’s Board of Directors approved an increase in the amount authorized for repurchase under the plan from $75 million to $100 million and extended the term of the program from twenty-four (24) months to thirty-six (36) months following the date of original authorization.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8 — Income Taxes:
      The (provision for) benefit from income taxes consists of the following (in thousands):

	Year Ended December 31,

	2005	2004	2003

Current tax (expense) benefit:
Federal	$193	$39	$3,724
State	(74)	(77)	(1)
Foreign	(268)	(263)	(341)

	(149)	(301)	3,382

Deferred tax (expense) benefit:
Federal	(885)	—	(1,792)
State	—	—	—

	(885)	—	(1,792)

	$(1,034)	$(301)	$1,590

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
      As of December 31, 2005, the Company has a full valuation allowance against its net deferred tax assets because the Company determined that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future due to historical operating losses.
      Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$27,173	$31,376
Inventory reserves	419	462
Deferred revenue	316	442
Tax credits	6,404	6,182
Other reserves and accruals	7,951	8,415

Total deferred tax assets	42,263	46,877
Valuation allowance	(38,197)	(41,402)

Net deferred tax assets	$4,066	$5,475

Deferred tax liabilities:
Intangible assets	$(4,066)	$(5,475)

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005, the Company has net operating loss carryforwards of approximately $71.5 million to offset future federal taxable income, which expire at various dates through the year 2024. This amount includes approximately $31.8 million of net operating loss carryforwards from the acquisition of Phobos. The federal net operating loss carryforward also includes approximately $38.2 million resulting from employee exercises of non-qualified stock options or disqualifying dispositions, the tax benefits of which, when realized, will be recorded as an addition to common stock rather than a reduction of the provision for income taxes.
      The deferred tax assets related to the acquired companies, approximately $8.4 million as of December 31, 2005, if and when realized, will be used to reduce the amount of goodwill and intangibles recorded at the date of acquisition. Valuation allowances have been recorded for this portion of these deferred tax assets as a result of the uncertainties regarding realization of the assets based upon the limitation on the use of the net operating losses in the future. In fiscal year 2005, the Company utilized $885,000 of the deferred tax assets related to the acquired companies resulting in a reduction in goodwill. The Company’s overall change in valuation allowance was $3.2 million, $10.3 million and $10.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      The Company’s effective tax rate on income (loss) differs from the U.S. Federal statutory regular tax rate (benefit) as follows:

	Year Ended December 31,

	2005	2004	2003

Federal statutory rate (benefit)	35%	(35)%	(35)%
State taxes, net of federal benefit	4	(4)	(5)
Deferred compensation charge	—	1,532	1
Tax credits	(2)	(922)	(4)
Change in valuation allowance	(18)	2,244	33
Other	(5)	314	2

	14%	2501%	(8)%

      Undistributed earnings of the Company’s foreign subsidiaries of approximately $2.5 million at December 31, 2005, are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.
      The Company’s income (loss) before income taxes was earned in the following jurisdictions (in thousands):

	Year Ended December 31,

	2005	2004	2003

Domestic	$6,479	$(822)	$(19,329)
Foreign	831	810	71

Total	$7,310	$(12)	$(19,258)

Note 9 —	Segment Reporting:
      The Company adopted Statement of Financial Accounting Standard No. 131 (“SFAS 131”), Disclosures About Segments of an Enterprise and Related Information. SFAS 131 requires publicly held companies to report financial and other information about key revenue segments of the entity for which such information

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
is available and is utilized by the chief operating decision maker. The Company conducts its business within one business segment.
      Revenue by geographic region, as taken from the internal management system, is as follows (in thousands):

	Year Ended December 31,

	2005	2004	2003

United States	$90,432	$83,757	$64,983
All other countries	44,892	41,892	29,418

Total	$135,324	$125,649	$94,401

      Long-lived assets, which consist primarily of property and equipment, by geographic region based on the location of the asset are presented as follows (in thousands):

	Year Ended December 31,

	2005	2004	2003

United States	$2,679	$3,381	$5,024
International	313	386	261

Total	$2,992	$3,767	$5,285

      The following two customers accounted for 10% or more of the Company’s revenue:

	Year Ended
	December 31,

	2005	2004	2003

Ingram Micro	18%	17%	23%
Tech Data	21%	21%	20%
      Revenue derived from Ingram Micro and Tech Data are solely in the Americas. No other customer represented more than 10% of our sales in those years.

Note 10 —	Commitments and Contingencies:
      The Company’s corporate headquarters and executive offices are located in approximately 86,000 square feet of office space in Sunnyvale, California under a lease that expires in September 2009. The lease provides for one five year renewal option. Additional sales and support offices are leased worldwide under leases that expire at various dates ranging from 2005 to 2008. Rent expense was approximately $1.1 million, $1.4 million and $2.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Future annual minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of December 31, 2005 were as follows (in thousands):

Year Ending December 31,

2006	$33
2007	162
2008	530
2009	388
2010	0

$1,113

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase commitments
      The Company outsources its manufacturing function primarily to Flash Electronics, a third party contract manufacturer, and at December 31, 2005 it has purchase obligations to this vendor totaling $14 million. Of this amount, $7.5 million cannot be cancelled. The Company is contingently liable for any inventory owned by the contract manufacturer that becomes excess and obsolete. As of December 31, 2005, $69,000 had been accrued for excess and obsolete inventory held by our primary contract manufacturer. In addition, as of December 31, 2005 in the normal course of business the Company had $1.1 million in non-cancelable purchase commitments.

Product warranties
      The Company’s standard warranty period for hardware is one to two years and includes repair or replacement obligations for units with product defects. The Company’s software products carry a 90-day warranty and include technical assistance, insignificant bug fixes and feature updates. The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates. If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required. However, the Company concluded that no adjustment to pre- existing warranty accruals were necessary for the years ended December 31, 2005, 2004 or 2003, respectively. A reconciliation of the changes to the Company’s warranty accrual for the years ended December 31, 2005, 2004, and 2003 is as follows:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Beginning balance	$1,071	$1,290	$1,168
Accruals for warranties issued	402	386	933
Settlements made during the period	(683)	(605)	(811)

Ending balance	$790	$1,071	$1,290

Guarantees and Indemnification Agreements
      The Company enters into standard indemnification agreements in its ordinary course of business. As part of its standard distribution agreements, the Company, indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products, software or services. The indemnification agreements commence upon execution of the agreement and do not have specific terms. The maximum potential amount of future payments the Company could be required to make under these agreements is not limited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.
      The Company’s articles of incorporation limit the liability of directors to the full extent permitted by California law. In addition, the Company’s bylaws provide that the Company will indemnify its directors and officers to the fullest extent permitted by California law, including circumstances in which indemnification is otherwise discretionary under California law. The Company has entered into indemnification agreements with its directors and officers that may require the Company: to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to obtain directors’ and officers’ insurance if available

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on reasonable terms, which the Company currently has in place. The Company has not incurred costs related to these indemnification agreements.
      On July 29, 2004, the Company amended and restated its employment agreement with Matthew Medeiros. Under the terms of the revised agreement, the Company may be required to pay severance benefits of 24 months salary, bonus and accelerate stock options in the event of termination of Mr. Medeiros’s employment under certain circumstances, including a change of control. In addition, the Company has entered into agreements with certain other executives where the Company may be required to pay severance benefits up to 12 months of salary, bonuses and accelerate stock options in the event of termination of employment under certain circumstances, including a change of control. In 2005, the Company paid severance benefits to certain of its former executives in the amount of $270,000.

Legal Proceedings
      On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Company’s claims. A tentative agreement has been reached with plaintiff’s counsel and the insurers for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. Papers formalizing the settlement among the plaintiffs, issuer defendants, including SonicWALL, and insurers were presented to the Court on September 14, 2004. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. On July 14, 2004, underwriter defendants filed with the Court a memorandum in opposition to plaintiff’s motion for preliminary approval of the settlement with defendant issuers and individuals. Plaintiffs and issuers subsequently filed papers with the Court in further support of the settlement and addressing issues raised in the underwriter’s opposition. On February 15, 2005 the Court granted preliminary approval of the settlement, subject to the parties fulfilling certain conditions. To address the concerns raised by the Court, the parties submitted revised settlement documents that contained a more limited “bar order” that would not preclude claims by the underwriters for indemnification for an issuer pursuant to the IPO underwriting agreement. On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement. The Court has scheduled a hearing on the fairness of the settlement to the shareholder class for April 24, 2006. If the settlement does not occur, and litigation against the Company continues, the Company believes it has a meritorious defense and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in the Company’s financial statements as of December 31, 2005.
      In September 2003, Data Centered LLC filed a complaint against the Company in California Superior Court, Santa Clara County seeking compensatory and punitive damages, Data Centered LLC v. SonicWall, Inc., No. 103-CV-000060. The Company entered into a transaction with Data Centered for a technology license for, and the sale of load-balancing products for $522,500. The Company had acquired the load-

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
balancing technology and products during the Company’s acquisition of Phobos Corporation. Former Phobos personnel operate Data Centered. Data Centered alleged that the load-balancing products purchased by Data Centered were defective and did not comply with a purported warranty on the products. The Company answered with a general denial of these allegations. The Company also filed a cross-complaint alleging, among other things, that Data Centered’s claims were based on a fraudulently altered document that included a warranty clause that was not part of the parties’ contract; the actual contract between the parties contained a warranty disclaimer. On March 25, 2005, the parties reached an agreement in principle requiring a formal settlement agreement under which the Company agreed to pay to DataCentered the sum of $103,500 and the parties agree to a full and complete release of claims and to dismiss all complaints against the other with prejudice. A formal settlement agreement was executed and on April 19, 2005, a Notice of Settlement was filed with the California Superior Court, Santa Clara County. The settlement amount of $103,500 was paid during the second quarter ended June 30, 2005. As a result, no loss has been accrued in the Company’s financial statements as of December 31, 2005.
      On March 23, 2005, Watchguard Technologies, Inc. (“Watchguard”) filed a complaint captioned Watchguard Technologies Inc., v. Michael N. Valentine and SonicWALL, Inc., No. 3-05CV0572-K, in the United States District Court for the Northern District of Texas. The Complaint seeks injunctive relief, compensatory and punitive damages in an amount in excess of the jurisdictional minimum, and cost of suit against its former employee, Michael N. Valentine, and the Company, his new employer, for purported misappropriation of Watchguard trade secrets and unfair competition. On April 28, 2005, the Company answered with a general denial of the allegations contained in the complaint. On November 9, 2005, Watchguard filed its Motion for Preliminary Injunction. On December 20, 2005, the Company filed its Response to Plaintiff’s Motion for Preliminary Injunction. This motion is currently before the Court. There is no schedule as to when the Court may rule on this Motion. Concurrently, the parties are proceeding with discovery in accordance with the scheduling order issued by the Court. The Company believes that it has meritorious defenses and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with this resolution of this contingency. As a result, no loss has been accrued in the Company’s financial statements as of December 31, 2005.
      Additionally, the Company is party to routine litigation incident to its business. The Company believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial statements taken as a whole or its results of operations, financial position and cash flows.

Note 11 —	Comprehensive Income (Loss):
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

	Year Ended December 31,

	2005	2004		2003

Net income (loss)	$6,276	$	(313)	$(17,668)
Change in unrealized (losses) on investment securities, net of tax benefit (expense)	(521)		(808)	(305)

Comprehensive income (loss)	$5,755		$(1,121)	$(17,973)

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
      Effective January 1, 2005, the Company modified the terms of the defined contribution retirement plan to provide a discretionary matching contribution amount which is currently 50% of the employee contribution up to a maximum of $2,000 annually for each participant. All such employer contributions vest immediately. As a result, the Company has expensed approximately $471,000 during 2005.

Deferred Compensation Plan
      In June 2004, SonicWALL adopted a deferred compensation plan (DCP) to provide specified benefits to, and help retain, a select group of management and highly compensated employees and directors (Participants) who contribute materially to the Company’s continued growth, development and future business success. Under the DCP, Participants may defer up to 80% of their salary and up to 100% of their annual bonus and commission. Each Participant’s deferral account is credited with an amount equal to the net investment return of one or more equity or bond funds selected by the Participant. Amounts in a Participant’s deferral account represent an unsecured claim against the Company’s assets and are paid, pursuant to the Participant’s election, in a lump-sum or in quarterly installments at a specified date during the officer’s employment or upon the Participant’s termination of employment with the Company. The Company pays for the insurance coverage provided under this plan, but does not make any contributions to this plan. At December 31, 2005, the trust assets and the corresponding deferred compensation liabilities were $1,804,000 and $1,821,000, respectively, and are included in other current assets and other current liabilities, respectively.

Note 13 —	Pending Business Combination
      On February 8, 2006, the Company announced a definitive agreement to acquire privately held MailFrontier, Inc. The aggregate announced purchase price for this acquisition was approximately $31 million in cash. This acquisition closed on February 22, 2006.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None

ITEM 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      The Company, with the participation of our Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Chief Accounting Officer (CAO), has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2005. Based on the evaluation, the CEO, CFO and CAO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005 for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Remediation of Prior Year Material Weaknesses
      For the fiscal year ended December 31, 2004, management had previously concluded that the Company did not maintain effective internal control over the application of certain generally accepted accounting principles within the financial reporting process because the Company lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with the Company’s financial reporting requirements. This material weakness contributed to the following individual material weaknesses: (i) the Company improperly recognized revenue on certain transactions where delivery and transfer of title or the evidence of a final arrangement had not yet occurred; (ii) the Company did not properly account for certain lease transactions; and (iii) the Company failed to properly accrue its obligations for bonuses and commissions based on information known by management prior to the filing of the interim and annual financial statements during 2004. Control deficiencies associated with the failure to properly accrue its obligations for bonuses and commissions resulted in the restatement of the Company’s 2004 annual consolidated financial statements as described in Note 13 in this Form 10-K.
      Throughout 2005, management has taken the following actions to remediate the material weaknesses described above: (1) the implementation of a series of additional controls designed to provide greater assurance that revenue is recognized in accordance with generally accepted accounting principles; (2) increased scrutiny and review of non-routine transactions and accounting areas requiring higher levels of management judgment; and (3) added personnel with a level of financial expertise commensurate with the Company’s revenue recognition, general accounting and financial reporting requirements. During 2005, the Company successfully recruited a number of senior accounting professionals.
      With the implementation of the above measures and internal control testing procedures performed throughout 2005, the Company has improved its internal control over financial reporting. Management therefore concluded that the above referenced material weaknesses in internal control over financial reporting have been fully remediated as of December 31, 2005.
Changes in Internal Control over Financial Reporting
      During the fourth quarter ended December 31, 2005, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d — 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than refinement and complete implementation of controls necessary to remediate the material weaknesses discussed above. As part of the Company’s ongoing process improvement and compliance efforts, the Company performed testing procedures on our internal controls deemed effective at December 31, 2004 and on our internal controls implemented during fiscal year 2005. The Company believes that its disclosure controls and procedures were operating effectively as of December 31, 2005.

Management Report on Internal Control over Financial Reporting
      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The management, under the supervision and with the participation of its CEO, CFO and CAO, assessed the effectiveness of our internal controls over financial reporting based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal finance organization and our retained internal audit organization. Based upon the assessment performed, the management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We review with the Audit Committee of the Board of Directors on a regular basis our assessment of our internal controls over financial reporting including the evaluation of any changes in our internal control over financial reporting environment to determine if material changes have occurred.
      Armanino McKenna LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has also audited our management’s assessment of the effectiveness of our internal control over financial reporting and independently assessed the effectiveness of internal control over financial reporting as of December 31, 2005. Armanino McKenna L.L.P. has issued an attestation report concurring with management’s assessment. This attestation report is included herein under Item 8.
PART III

ITEM 10.	Directors and Executive Officers of the Registrant
      You will find information regarding our Directors, Code of Ethics and compliance with Section 16(a) of the Securities Exchange Act of 1934, in the sections entitled “Proposal 1 — Audit Committee, Audit Committee Financial Expert, Election of Directors,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Proxy Statement which we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 9, 2006. We are incorporating the information contained in those sections of our Proxy Statement here by reference.

ITEM 11.	Executive Compensation
      You will find this information in the section captioned “Executive Compensation and Other Matters,” which will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 9, 2006. We are incorporating the information contained in that section here by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management
      You will find this information in the section captioned “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation and Other Matters,” which will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 9, 2006. We are incorporating the information contained in that section here by reference.

ITEM 13.	Certain Relationships and Related Transactions
      You will find this information in the section captioned “Certain Relationships and Related Transactions,” which will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual

Meeting of Shareholders to be held on June 9, 2006. We are incorporating the information contained in that section here by reference.

ITEM 14.	Principal Accountant Fees and Services
      You will find this information in the section captioned “Principal Accountant Fees and Services,” which will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 9, 2006. We are incorporating the information contained in that section here by reference.
PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this report:

1. Financial Statements — See Index to Consolidated Financial Statements in Part II, Item 8.

2. Financial Statement Schedules — Schedule II (Valuation and Qualifying Accounts) are included in this Annual Report on Form 10-K. All other financial statement schedules have been omitted because the information required is not applicable or is shown in the Consolidated Financial Statements or notes thereto.

3. Exhibits —

Number		Description

2.1		Agreement and Plan of Merger and Reorganization, dated as of October 16, 2000, among Registrant, Pluto Acquisition Corp., Phobos Corporation, and GMS Capital Partners, L.P. (Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 000-27723) filed on November 27, 2000).
2.2		Amendment to Agreement and Plan of Merger dated as of November 6, 2000, by and among Registrant, Pluto Acquisition Corp., Phobos Corporation, and GMS Capital Partners, L.P. (Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 000-27723) filed on November 27, 2000).
2.3		Agreement and Plan of Merger and Reorganization, dated March 1, 2001, among Registrant, ITI Acquisition Corp., Ignyte Technology, Inc., and Jeff Stark. (Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-61168), filed on May 17, 2001).
2.4		Amendment No. 1 to the Agreement and Plan of Merger and Reorganization by and among Registrant, ITI Acquisition Corp., Ignyte Technology, Inc., and Jeff Stark, dated as of March 6, 2001. (Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-61168), filed on May 17, 2001).
3.1		Registrant’s Amended and Restated Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
3	.2*	Registrant’s Bylaws, as amended December 12, 2003.
4.1		Registrant’s specimen common stock certificate (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.1		Registrant’s 1994 Stock Option Plan, as amended to date (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.2		Form of Stock Option Agreement for Registrant’s 1994 Stock Option Plan (Incorporated by reference to the Registrant’s Filing on Schedule TO (File No. 005-58485), filed on January 9, 2003).

Number		Description

10.3		Registrant’s 1998 Stock Option Plan, as amended to date (Incorporated by reference to the Registrant’s 2000 Definitive Proxy Statement (File No. 000-27723), which was filed on November 7, 2001).
10.4		Form of Stock Option Agreement for Registrant’s 1998 Stock Option Plan (Incorporated by reference to the Registrant’s Filing on Schedule TO (File No. 005-58485), filed on January 9, 2003).
10.5		Registrant’s 1999 Employee Stock Purchase Plan (Incorporated by reference to the Registrant’s 2003 Definitive Proxy Statement (File No. 000-27723), which was filed on November 5, 2003).
10.6		Form of Stock Option Agreement under Phobos Corporation 1998 Stock Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54976), filed on February 5, 2001).
10.7		Form of Stock Option Agreement under Phobos Corporation 1999 Stock Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54976), filed on February 5, 2001).
10.8		RedCreek Communications, Inc. 2001 Stock Option Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-81492), filed on January 28, 2002).
10.9		Employment agreement dated June 21, 2003 between Registrant and Kathleen Fisher (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2003).
10.10		Registrant’s Form of Individual Compensation Arrangements (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-81492), filed on January 28, 2002).
10.11		Form of Indemnification Agreement entered into by Registrant with each of its officers and directors (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2001, filed on November 14, 2001).
10.12		Loan and Security Agreement dated May 26, 1995 between Registrant and Comerica Bank (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10	.13++	Distribution Agreement dated February 9, 1999 between Registrant and Tech Data Product Management, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10	.14++	Distribution Agreement dated July 5, 1998 between Registrant and Sumitomo Metal Systems Development Co., Ltd. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10	.15++	Distribution Agreement dated November 11, 1992 between Registrant and Ingram Micro, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.16		Agreement of Sublease dated as of October 26, 1998 between Registrant and AMP Incorporated (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.17		Purchase Agreement dated September 28, 1999 between Registrant and Flash Electronics Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.18		Lease dated September 27, 1999 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.19		First Amendment to Lease dated May 2, 2001 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).

Number		Description

10.20		Second Amendment to Lease dated September 26, 2001 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).
10	.21++	OEM Hardware (with Software) License and Purchase Agreement effective as of May 29, 2001 between Registrant and Cisco Systems, Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).
10	.22++	Amendment Number One to OEM Hardware (with Software) License and Purchase Agreement dated June 25, 2002 between Registrant and Cisco Systems, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2002).
10.23		Employment agreement dated March 14, 2003 between Registrant and Matthew Medeiros (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 21, 2002.
10.24		Employment agreement dated August 11, 2003 between Registrant and Michael Stewart (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2003).
10.25		Employment agreement dated October 29, 2003 between Registrant and Robert Knauff (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2003).
10.26		Manufacturing and Purchase Agreement dated June 4, 2004 by and between Flash Electronics, Inc. and SonicWALL, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004).
10.27		Third Amendment to Lease executed on April 28, 2004 by and between AMB Property, L.P., as Landlord, and SonicWALL, Inc. as Tenant. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004).
10.28		Retention and Severance Agreement for Executive Officers dated April 20, 2004. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004).
10.29		SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).
10.30		SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).
10.31		SonicWALL, Inc. Matthew Medeiros Employment Agreement as amended and restated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).
10.32		SonicWALL, Inc Stock Option Agreement for Outside Directors dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).
10.33		SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).
10.34		Issuer Repurchase Plan Agreement dated November 29, 2004 between SonicWALL, Inc. and RBC Dain Rauscher Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2004).
10.35		Amended and Restated Issuer Repurchase Plan Agreement dated February 15, 2005 between SonicWALL, Inc. and RBC Dain Rauscher Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2004).
10	.36*	Agreement and Plan of Merger and Reorganization, dated November 18, 2005, by and among the Registrant, Spectrum Acquisition Corporation and Lasso Logic, Inc., et al.

Number		Description

21		Subsidiaries (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).
23	.1*	Consent of Independent Registered Public Accounting Firm
23	.2*	Consent of Independent Registered Public Accounting Firm
31	.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

++	Confidential treatment has been obtained or requested for portions of this exhibit. The omitted material has been separately filed with the Securities and Exchange Commission.
      (b) Exhibits
      See Item 15(a) (3) above.
      (c) Financial Statement Schedules
      See Item 15(a) (2) above.

SIGNATURES
      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California. Date: March 15, 2006

SONICWALL, INC.

By:	/s/ Matthew Medeiros

Matthew Medeiros
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Medeiros Matthew Medeiros	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006

/s/ Robert Selvi Robert Selvi	Chief Financial Officer (Principal Financial Officer)	March 15, 2006

/s/ Robert Knauff Robert Knauff	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2006

/s/ Charles Kissner Charles Kissner	Chairman of the Board of Directors	March 15, 2006

/s/ Charles Berger Charles Berger	Director	March 15, 2006

/s/ David W. Garrison David W. Garrison	Director	March 15, 2006

/s/ Keyur A. Patel Keyur A. Patel	Director	March 15, 2006

/s/ John C. Shoemaker John C. Shoemaker	Director	March 15, 2006

/s/ Edward F. Thompson Edward F. Thompson	Director	March 15, 2006

/s/ Cary Thompson Cary Thompson	Director	March 15, 2006

Schedule II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at		Charged to	Deductions/	Balance
	Beginning		Cost and	Write-off of	at End
	of Year	Other	Expenses	Accounts	of Year

	(In thousands)
Year ended December 31, 2003
Allowance for doubtful accounts	$1,397	—	$(575)	$(373)	$449
Inventory reserves	3,222	—	2,627	(4,358)	1,491
Year ended December 31, 2004
Allowance for doubtful accounts	449	—	(104)	(157)	188
Inventory reserves	1,491	—	712	(1,026)	1,177
Year ended December 31, 2005
Allowance for doubtful accounts	188	—	27	(92)	123
Inventory reserves	1,177	—	171	(283)	1,065

EXHIBIT INDEX

Number		Description

2.1		Agreement and Plan of Merger and Reorganization, dated as of October 16, 2000, among Registrant, Pluto Acquisition Corp., Phobos Corporation, and GMS Capital Partners, L.P. (Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 000-27723) filed on November 27, 2000).
2.2		Amendment to Agreement and Plan of Merger dated as of November 6, 2000, by and among Registrant, Pluto Acquisition Corp., Phobos Corporation, and GMS Capital Partners, L.P. (Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 000-27723) filed on November 27, 2000).
2.3		Agreement and Plan of Merger and Reorganization, dated March 1, 2001, among Registrant, ITI Acquisition Corp., Ignyte Technology, Inc., and Jeff Stark. (Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-61168), filed on May 17, 2001).
2.4		Amendment No. 1 to the Agreement and Plan of Merger and Reorganization by and among Registrant, ITI Acquisition Corp., Ignyte Technology, Inc., and Jeff Stark, dated as of March 6, 2001. (Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-61168), filed on May 17, 2001).
3.1		Registrant’s Amended and Restated Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
3	.2*	Registrant’s Bylaws, as amended December 12, 2003.
4.1		Registrant’s specimen common stock certificate (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.1		Registrant’s 1994 Stock Option Plan, as amended to date (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.2		Form of Stock Option Agreement for Registrant’s 1994 Stock Option Plan (Incorporated by reference to the Registrant’s Filing on Schedule TO (File No. 005-58485), filed on January 9, 2003).
10.3		Registrant’s 1998 Stock Option Plan, as amended to date (Incorporated by reference to the Registrant’s 2000 Definitive Proxy Statement (File No. 000-27723), which was filed on November 7, 2001).
10.4		Form of Stock Option Agreement for Registrant’s 1998 Stock Option Plan (Incorporated by reference to the Registrant’s Filing on Schedule TO (File No. 005-58485), filed on January 9, 2003).
10.5		Registrant’s 1999 Employee Stock Purchase Plan (Incorporated by reference to the Registrant’s 2003 Definitive Proxy Statement (File No. 000-27723), which was filed on November 5, 2003).
10.6		Form of Stock Option Agreement under Phobos Corporation 1998 Stock Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54976), filed on February 5, 2001).
10.7		Form of Stock Option Agreement under Phobos Corporation 1999 Stock Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54976), filed on February 5, 2001).
10.8		RedCreek Communications, Inc. 2001 Stock Option Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-81492), filed on January 28, 2002).
10.9		Employment agreement dated June 21, 2003 between Registrant and Kathleen Fisher (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2003).
10.10		Registrant’s Form of Individual Compensation Arrangements (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-81492), filed on January 28, 2002).

Number		Description

10.11		Form of Indemnification Agreement entered into by Registrant with each of its officers and directors (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2001, filed on November 14, 2001).
10.12		Loan and Security Agreement dated May 26, 1995 between Registrant and Comerica Bank (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10	.13++	Distribution Agreement dated February 9, 1999 between Registrant and Tech Data Product Management, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10	.14++	Distribution Agreement dated July 5, 1998 between Registrant and Sumitomo Metal Systems Development Co., Ltd. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10	.15++	Distribution Agreement dated November 11, 1992 between Registrant and Ingram Micro, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.16		Agreement of Sublease dated as of October 26, 1998 between Registrant and AMP Incorporated (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.17		Purchase Agreement dated September 28, 1999 between Registrant and Flash Electronics Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.18		Lease dated September 27, 1999 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.19		First Amendment to Lease dated May 2, 2001 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).
10.20		Second Amendment to Lease dated September 26, 2001 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).
10	.21++	OEM Hardware (with Software) License and Purchase Agreement effective as of May 29, 2001 between Registrant and Cisco Systems, Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).
10	.22++	Amendment Number One to OEM Hardware (with Software) License and Purchase Agreement dated June 25, 2002 between Registrant and Cisco Systems, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2002).
10.23		Employment agreement dated March 14, 2003 between Registrant and Matthew Medeiros (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 21, 2002.
10.24		Employment agreement dated August 11, 2003 between Registrant and Michael Stewart (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2003).
10.25		Employment agreement dated October 29, 2003 between Registrant and Robert Knauff (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2003).
10.26		Manufacturing and Purchase Agreement dated June 4, 2004 by and between Flash Electronics, Inc. and SonicWALL, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004).
10.27		Third Amendment to Lease executed on April 28, 2004 by and between AMB Property, L.P., as Landlord, and SonicWALL, Inc. as Tenant. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004).

Number		Description

10.28		Retention and Severance Agreement for Executive Officers dated April 20, 2004. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004).
10.29		SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).
10.30		SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).
10.31		SonicWALL, Inc. Matthew Medeiros Employment Agreement as amended and restated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).
10.32		SonicWALL, Inc Stock Option Agreement for Outside Directors dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).
10.33		SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).
10.34		Issuer Repurchase Plan Agreement dated November 29, 2004 between SonicWALL, Inc. and RBC Dain Rauscher Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2004).
10.35		Amended and Restated Issuer Repurchase Plan Agreement dated February 15, 2005 between SonicWALL, Inc. and RBC Dain Rauscher Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2004).
10	.36*	Agreement and Plan of Merger and Reorganization, dated November 18, 2005, by and among the Registrant, Spectrum Acquisition Corporation and Lasso Logic, Inc., et al.
21		Subsidiaries (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).
23	.1*	Consent of Independent Registered Public Accounting Firm
23	.2*	Consent of Independent Registered Public Accounting Firm
31	.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

++	Confidential treatment has been obtained or requested for portions of this exhibit. The omitted material has been separately filed with the Securities and Exchange Commission.