Form 10-Q
period 2006-03-31
SONICWALL INC
filed 2006-05-10
CIK 1093885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2006
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at March 31, 2006
Common Stock, no par value	64,262,889 Shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SONICWALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$34,970	$42,593
Short-term investments	174,596	197,849
Accounts receivable, net	12,907	13,113
Income taxes receivable	255	—
Inventories	3,956	3,707
Prepaid expenses and other current assets	13,644	7,331

Total current assets	240,328	264,593

Property and equipment, net	3,578	2,595
Goodwill, purchased intangibles and other assets, net	150,130	120,495

	$394,036	$387,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,911	$7,445
Accrued payroll and related benefits	8,853	9,054
Accrued Restructuring	1,612	(7)
Other accrued liabilities	11,431	6,284
Deferred revenue	49,992	44,642
Income taxes payable	—	95

Total current liabilities	80,799	67,513

Deferred revenue	1,875	—

Total liabilities	82,674	67,513

Stockholders’ Equity	311,362	320,170

	$394,036	$387,683

(1)	Amounts as of December 31, 2005 have been derived from the audited financial statements as of the same date.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2006	2005
	(In thousands, except per share data)
	(Unaudited)
Revenue:
Product	$21,084	$18,608
License and service	18,739	13,197

Total revenue	39,823	31,805
Cost of revenue:
Product	8,896	6,447
License and service	2,488	1,978
Amortization of purchased technology	1,365	1,136

Total cost of revenue	12,749	9,561

Gross profit	27,074	22,244

Operating expenses:
Research and development	8,330	5,381
Sales and marketing	17,827	12,171
General and administrative	4,814	3,550
Amortization of purchased intangible assets	801	703
Restructuring charges	1,392	—
In-process research and development	1,580	—

Total operating expenses	34,744	21,805

(Loss) income from operations	(7,670)	439

Interest income and other expense, net	2,166	1,356

(Loss) income before income taxes	(5,504)	1,795
Provision for income taxes	(76)	(121)

Net (loss) income	$(5,580)	$1,674

Net (loss) income per share:
Basic	$(0.09)	$0.03

Diluted	$(0.09)	$0.02

Shares used in computing (net loss) net income per share:
Basic	64,828	65,713
Diluted	64,828	67,998

The accompanying notes are an integral part of these condensed consolidated financial statements

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(5,580)	$1,674
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,625	2,517
Adjustment of goodwill	(93)	—
In-process research and development	1,580	—
Reduction in allowance of doubtful accounts and other	80	81
Stock-based compensation expense (gain) related to employee stock options and employee stock purchases	2,560	(75)
Non-cash restructuring charges	1,435	—
Changes in operating assets and liabilities:
Accounts receivable	1,404	(4,807)
Inventories	(61)	(313)
Prepaid expenses and other current assets	(1,492)	(1,643)
Other assets	52	101
Accounts payable	(97)	762
Accrued payroll and related benefits	(669)	(872)
Accrued Restructuring	(608)	—
Other accrued liabilities	4,691	(1,146)
Deferred revenue	4,830	2,280
Income taxes payable	(350)	25

Net cash provided by (used in) operating activities	10,307	(1,416)

Cash flows from investing activities:
Purchase of property and equipment	(1,144)	(177)
Cash paid for acquisitions, net of cash acquired	(29,545)	—
Increase in restricted cash in escrow	(4,598)	—
Maturity and sale of short-term investments	61,526	60,846
Purchase of short-term investments	(38,470)	(23,100)

Net cash (used in) provided by investing activities	(12,231)	37,569

Cash flows from financing activities:
Issuance of common stock under employee stock options and purchase plans	1,337	1,205
Repurchase of common stock	(7,036)	(29,928)

Net cash used in financing activities	(5,699)	(28,723)

Net (decrease) increase in cash and cash equivalents	(7,623)	7,430
Cash and cash equivalents at beginning of period	42,593	23,446

Cash and cash equivalents at end of period	$34,970	$30,876

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on short-term investments, net of taxes	$(197)	$(632)
The accompanying notes are an integral part of these condensed consolidated financial statements

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. CONSOLIDATED FINANCIAL STATEMENTS
     The accompanying condensed consolidated financial statements have been prepared by SonicWALL, Inc. (the “Company”), are unaudited and reflect all adjustments which are normal, recurring and, in the opinion of management, necessary for a fair statement of the financial position and the results of operations of the Company for the interim periods presented. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The condensed consolidated statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005 as set forth in the Company’s Annual Report on Form 10-K filed with SEC on March 15, 2006.
2. CONSOLIDATION
     The consolidated financial statements include the balances of the Company and its wholly owned subsidiaries Phobos Corporation, a Utah corporation, Lasso Logic, Inc., a California corporation, MailFrontier, Inc., a Delaware Corporation, SonicWALL Switzerland, SonicWALL Norway and SonicWALL B.V., a subsidiary in The Netherlands. All intercompany accounts and transactions have been eliminated in consolidation.
3. CRITICAL ACCOUNTING POLICIES
     There have been no material changes to any of our critical accounting policies and critical accounting estimates as disclosed in our annual report on From 10-K for the year ended December 31, 2005 with the exception of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123R) by the Company as described below.
     On January 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.
     The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $2.6 million, which consisted of stock-based compensation expense related to employee stock options in the amount of $2.5 million and employee stock purchases in the amount of $109,000. The reversal of the stock-based compensation expense of $75,000 for the three months ended March 31, 2005, was related to employee stock options, which the Company recognized under APB 25. See Note 13 for additional information.
     SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123).

     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company continued to use the straight-line single option method. Stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006, which is based on awards ultimately expected to vest, has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
     Upon adoption of SFAS 123R, the Company continued to use the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under SFAS 123. For additional information, see Note 13. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
     The following table reflects net (loss) income and basic and diluted net (loss) income per share for the three months ended March 31, 2006 compared with the pro forma information for the three months ended March 31, 2005 (in thousands except per-share date):

	Three Months Ended
	March 31,
	2006	2005
Net income — prior to effect of stock-based compensation expense (1)	(3,020)	$1,674
Stock-based compensation expense, net of related tax effect (2)	(2,560)	(5,902)

Net loss, including the effect of stock-based compensation expense (3)	$(5,580)	$(4,228)

Basic and diluted net income (loss) per share — prior to effect of stock-based compensation expense (1)	(0.05)	$0.02

Basic and diluted net loss per share, including the effect of stock-based compensation expense (3)	$(0.09)	$(0.06)

(1)	Net income and net income per share prior to January 1, 2006 did not include stock-based compensation expense for employee stock options and employee stock purchase under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.

(2)	Stock-based compensation expense prior to January 1, 2006 was calculated based on the pro forma application of SFAS 123.

(3)	Net income and net income per share prior to January 1, 2006 represents pro forma information based on SFAS 123.

          The compensation cost under SFAS 123R that has been charged against the Company’s results of operations was as follows for the three months ended March 31, 2006 (in thousands except per-share data):

Three Months
Ended
March 31, 2006
Cost of sales — product	$74
Cost of sales — License and service	21

Stock-based compensation expense included in cost of sales	95

Research and development	781
Sales and marketing	909
General and administrative	775

Stock-based compensation expense included in operating expenses	2,465

Stock-based compensation expense before taxes	2,560

Income tax benefit	—

Stock-based compensation expense after taxes	$2,560

Effect on net loss per share:
Basic	$0.04

Diluted	$0.04

For the three months ended March 31, 2006, stock-based compensation of $303,000 related to an acquisition is not included in the above table.
4. BUSINESS COMBINATIONS
          On February 22, 2006, the Company completed the acquisition of MailFrontier, Inc. (MailFrontier) for approximately $29.8 million in purchase consideration, consisting of cash of approximately $29.3 million, assumed stock options with a fair value of $109,000 and direct transaction costs incurred in connection with the acquisition of approximately $450,000. In accordance with SFAS 141, Business Combinations, this transaction was accounted for as a purchase business combination. MailFrontier’s results of operations are included in the Company’s consolidated statements of operations from the date of acquisition.
          The Company acquired MailFrontier to expand its offering in secure content management, especially in the email security market. MailFrontier’s email security solutions protect organizations against inbound and outbound threats such as “spam”, “phishing”, “viruses”, directory harvest attacks and policy violations, provide control for content compliance, and enable consolidation of email infrastructure.
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

Net tangible liabilities	$(3,537)
Intangible assets	$3,590
IPR&D	$1,580
Goodwill	$28,163

Total purchase consideration	$29,796

     The acquired intangible assets consist of the following: (1) $2.7 million that of purchased technology that will be amortized over its estimated useful life of four years; (2) $0.6 million of customer base that will be amortized over six years; and (3) $0.3 million of technology licenses and non-compete covenants that will be amortized over a period of 4 months to 24 months.

     The Company’s methodology for allocating a portion of the purchase price for acquisitions to in-process research and development (“IPR&D”) is determined through established valuation techniques and analysis, as applied in the high-technology internet security industry. IPR&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. Total IPR&D of $1.6 million was charged to operations on the date of acquisition.
     Under the terms of the definitive agreement, the purchase consideration consisted of cash and stock options assumed. Part of the purchase consideration is allocated to deferred stock-based compensation as unearned stock-based compensation cost. The unearned stock-based compensation cost represents the fair value of the unvested portion of assumed options. Deferred stock-based compensation cost related to acquisitions is amortized as stock-based compensation expense over the remaining respective vesting periods. The unamortized balance for deferred stock-based compensation is reflected as a reduction to additional paid-in capital in the Consolidated Statements of Stockholders’ Equity.
     The results of operations of Mail Frontier have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarized the combined results of operations of SonicWALL and Mail Frontier, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented:

	Three Months Ended March
	2006	2005
	(In thousands, except per share
	data)
Total revenue	$41,256	$33,259
Pro forma net loss	$(5,341)	$(862)
Pro forma net loss per share — basic and diluted	$(0.08)	$(0.01)

Reported net (loss) income	$(5,580)	$1,674
Reported net (loss) income per share — basic	$(0.09)	$0.03
Reported net (loss) income per share — diluted	$(0.09)	$0.02
          The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented. The pro forma financial information for the three months ended March 31, 2006 excluded merger related expenses of $526,500 recorded by Mail Frontier and a charge of $1.6 million for IPR&D. The pro forma financial information for three months ended March 31, 2005 also includes amortization charges from acquired intangible assets.
5. GOODWILL and PURCHASED INTANGIBLES
     The following table presents the changes in goodwill (in thousands):

	March 31,
	2006	2005
Balance as of beginning of the period	$109,005	$97,953
MailFrontier acquisition	28,163	—
Adjustment of Lasso Logic’s goodwill (1)	93	—

Balance as of end of the period	$137,261	$97,953

Note:

(1)	The Company has incurred additional severance and other costs in connection with the acquisition of Lasso Logic in November 2005.

     Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and certain intangible assets with an indefinite useful life be reviewed for impairment on an annual basis. In addition, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The Company will periodically evaluate if there are any events or indicators that would require an impairment assessment of the carrying value of the goodwill between each annual impairment assessment. For the three months ended March 31, 2006, no indicators of goodwill impairment were identified. The Company has elected to perform its annual impairment analysis during the fourth quarter of each year.
     Intangible assets consist of the following (in thousands):

	Weighted
	Average	March 31, 2006			December 31, 2005
	Amortization	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net

Purchased technology	68 months	$34,471	$(24,607)	$9,864	$31,771	$(23,190)	$8,581
Non-compete agreements	36 months	7,249	(7,029)	220	7,019	(7,019)	—
Customer base	69 months	18,770	(16,400)	2,370	18,140	(15,694)	2,446
Other	16 months	500	(438)	62	470	(404)	66

Total intangibles		$60,990	$(48,474)	$12,516	$57,400	$(46,307)	$11,093

     Estimated future amortization expense to be included in both cost of revenue and operating expense is as follows (in thousands):

		Cost of	Operating
Fiscal Year		Revenue	Expense
2006	(second, third and fourth quarter)	$3,965	$1,976
2007		1,635	220
2008		1,635	124
2009		1,635	105
2010		993	105
Thereafter		—	123

Total		$9,863	$2,653

6. NET INCOME (LOSS) PER SHARE
     The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Net (loss) income	$(5,580)	$1,674
Denominator:
Weighted average shares used to compute basic EPS	64,828	65,713
Effect of dilutive securities:
Dilutive common stock equivalents	—	2,230
Dilutive common stock warrants	—	55

Weighted average shares used to compute diluted EPS	64,828	67,998

Net (loss) income per share:
Basic	$(0.09)	$0.03

Diluted	$(0.09)	$0.02

     At March 31, 2006, potentially dilutive securities of approximately 6.1 million consisting of options with a weighted average exercise price of $8.62, have not been considered in the computation of net loss per share as these options’ exercise prices were greater than the average market price of common shares for the period. In addition, 2.6 million potentially dilutive shares were excluded in the computation of net loss per share because of our net loss position in the first quarter of 2006.
     At March 31, 2005, potentially dilutive securities of approximately 5.7 million consisting of options with a weighted average exercise price of $8.33, have not been considered in the computation of net income per share as these options’ exercise prices were greater than the average market price of common shares for the period.
7. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) includes unrealized gains and losses on investment securities that have been reflected as a component of Stockholders’ Equity and have not affected net income (loss). The amount of income tax expense or benefit allocated to unrealized gains or losses on investment securities is calculated using the gross amount of such gains or losses multiplied by the effective tax rate in each of the respective periods. Comprehensive income (loss) is comprised, net of tax, as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net (loss) income	$(5,580)	$1,674
Unrealized loss on investment securities, net of taxes	(197)	(632)

Comprehensive (loss) income, net of tax	$(5,777)	$1,042

     Accumulated other comprehensive (loss) income included in stockholders’ equity on the accompanying condensed consolidated balance sheets, consists of total accumulated net (loss) income and unrealized gains and losses on investment securities, net of tax.
8. INVENTORIES
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
9. RESTRUCTURING CHARGES
   2006 Restructuring Plans
     During the first quarter of fiscal 2006, the Company commenced the implementation of a 2006 restructuring plan associated primarily with the integration of companies acquired during the fourth quarter of 2005 and the first quarter of 2006 as well as other employee reductions. The Company continues to take advantage of opportunities to further reduce costs by better integrating and realigning certain of the Company’s functions. The restructuring activities were recorded in accordance with Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) and Statement of Financial Accounting No. 112, Employees’ Accounting for Postemployment Benefits (SFAS 112). Accordingly, the Company recorded $1.4 million in restructuring expenses related to costs associated with workforce reduction across multiple geographic regions and functions. Furthermore, the Company recorded additional restructuring costs of $835,000 in connection with the integration of acquired businesses. The additional restructuring costs were charged to goodwill and consisted primarily of severance costs of $553,000 and excess facility costs of $282,000 related to a lease commitment for space no longer needed. As of March 31, 2006 the Company’s total restructuring accrual was $1.6 million.

   Summary of all plans
     The following tables set forth an analysis of the components of all restructuring plans and the payments made for the plans from December 31, 2005 to March 31, 2006 (in thousands):
Summary of 2006 Restructuring Plans

	Employee Severance Benefits	Facility Costs	Total
Reserve balance at December 31, 2005	$—	$(7)	$(7)
Restructuring charges incurred	$1,392	$—	$1,392
Amount charged to goodwill	$553	$282	$835
Cash paid	$(582)	$(26)	$(608)

Reserve balance at March 31, 2006	$1,363	$249	$1,612

10. COMMITMENTS AND CONTINGENCIES
   Lease Commitments
     The Company’s corporate headquarters and executive offices are located in approximately 86,000 square feet of office space in Sunnyvale, California under a lease that expires in September 2009. The lease provides for one five year renewal option. Additional sales and support offices are leased worldwide under leases that expire at various dates ranging from 2006 to 2009.
     Future minimum lease commitments at March 31, 2006 under all non-cancellable operating leases with an initial term in excess of one year were as follows (in thousands):

2006 (second, third, and fourth quarter)	$48
2007	170
2008	530
2009	388
Thereafter	—

$1,136

   Purchase Commitments
     The Company outsources its manufacturing function primarily to Flash Electronics, a third party contract manufacturer, and as of March 31, 2006 it had purchase obligations to this vendor totaling $10.8 million. Of this amount, $10.1 million cannot be cancelled. The Company is contingently liable for any inventory owned by the contract manufacturer that becomes excess and obsolete. As of March 31, 2006, $89,000 had been accrued for excess and obsolete inventory held by the Company’s contract manufacturer. In addition, in the normal course of business the Company had $1.2 million in non-cancelable purchase commitments.
   Product Warranties
     The Company’s standard warranty period for hardware is one to two years and includes repair or replacement obligations for units with product defects. The Company’s software products carry a 90-day warranty and include technical assistance, bug fixes and feature updates. The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates. If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required. The Company concluded that no adjustment to pre-existing warranty accruals were necessary in the three months ended March 31, 2006 and 2005. A reconciliation of the changes to the Company’s warranty accrual as of March 31, 2006 and March 31, 2005 is as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
	(Unaudited)
Beginning balance	$800	$1,071
Accruals for warranties issued	511	103
Settlements made during the period	(172)	(177)

Ending balance	$1,139	$997

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
   Legal Proceedings
     On March 13, 2006, eSoft, Inc. (“eSoft”) filed a complaint captioned eSoft, Inc. v. SonicWALL, Inc., No. 06-CV-00445, in the United States District Court for the District of Colorado. The Complaint alleges that the Company has willfully infringed, actively induced the infringement of and/or knowingly contributorily infringed U.S. Patent No. 6,961,773 and seeks (1) a judgment that the Company has willfully infringed, actively induced the infringement and/or knowingly contributorily infringed the patent, (2) the award of an unspecified amount of trebled damages, together with expenses, costs and attorneys’ fees and (3) permanent injunctive relief restraining and enjoining the Company from infringing the patent. On April 3, 2006 the Company filed an answer denying infringement and asserting various affirmative defenses. We intend to vigorously defend this action. As a result, no loss has been accrued in the Company’s financial statements as of March 31, 2006.
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
     The Company has had a full valuation allowance against its net deferred tax assets for all periods presented because the Company determined that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future due to historical operating losses. The Company’s income (loss) before income taxes was earned in domestic and foreign jurisdictions.
12. SHAREHOLDER’S EQUITY
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

     The total number of shares currently reserved for issuance under the 1999 ESPP is 2,525,000 shares. At March 31, 2006, 802,503 shares were available for issuance under the 1999 ESPP. During the three months ended March 31, 2006 and 2005, 179,000 and 139,000 shares of Common Stock, respectively, were issued under the Company’s employee stock purchase plan.
   Stock Option Plans
     The Company’s Stock Option Plans (the “Plans”), as amended, authorize the Board of Directors to grant incentive stock options and nonstatutory stock options to employees, directors and consultants to purchase up to a total of 33,689,384 shares of the Company’s common stock. Under the Plans, incentive stock options are granted at an exercise price that is not to be less than 100% of the fair market value of the Company’s common stock on the date of grant, as determined by the Company’s Board of Directors. Nonqualified stock options are granted at a price that is not to be less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Generally, options granted under the Plans are exercisable for a period of ten years after the date of grant, and vest over four years. During the three months ended March 31, 2006 and 2005, 81,000 and 134,000 shares of Common Stock, respectively, were issued upon the exercise of options under the Company’s stock option plans.
   Stock Repurchase Program
     In February 2006, the Company’s Board of Directors approved an increase in the amount authorized for repurchase under the Company’s share repurchase program from $75.0 million to $100.0 million and extended the term of the program from twenty-four (24) months to thirty-six (36) months following the date of original authorization. During the first quarter of fiscal 2006, the Company repurchased and retired approximately 1.0 million shares of SonicWALL common stock at an average price of $6.88 per share for an aggregate purchase price of $7.0 million. As of March 31, 2006, the remaining authorized amount for stock repurchase under this program is $43.4 million.
     The purchase price for the shares of the Company’s common stock repurchased was reflected as a reduction to shareholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” the Company allocated the purchase price of the repurchased shares as a reduction to retained earnings and common stock and additional paid-in capital.
   General Information about Stock Options
     The following table summarizes option activity under the stock option plans:

		Options Outstanding
			Weighted
	Options		Average
	Available for	Number	Exercise Price
	Grant	Outstanding	per Share

Balance at December 31, 2005	347,565	16,823,438	$6.33
Granted	(816,500)	816,500	$7.51
Assumed in acquisition	—	76,848	$1.46
Exercised	—	(80,912)	$5.72
Cancelled/forfeited/expired	587,757	(604,394)	$6.32
Additional shares reserved	2,601,046	—

Balance at March 31, 2006	2,719,868	17,031,480	$6.37

     The total pretax intrinsic value of options exercised during the three months ended March 31, 2006 was $135,000. The Company has, in connection with a business combination, assumed the stock option plan of the acquired company.

     The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2006:

	Options Outstanding				Option Exercisable
		Weighted				Weighted
		Average	Weighted			Average
		Remaining	Average			Exercise
	Number	Contractual	Exercise Price	Aggregate Intrinsic	Number	Price per	Aggregate
Range of Exercise Prices	Outstanding	Life (in Years)	per Share	Value	Exercisable	Share	Intrinsic Value

$ 0.30–$ 0.39	57,815	8.5	$0.30	$392,310	17,063	$0.30	$115,782
$ 0.63–$ 0.94	7,581	2.6	$0.92	$46,797	1,126	$0.93	$7,196
$ 1.41–$ 1.42	56,487	4.0	$1.41	$320,794	7,564	$1.42	$42,911
$ 2.87–$ 4.28	3,269,907	6.9	$3.44	$11,930,656	2,478,374	$3.44	$9,043,880
$ 4.48–$ 6.61	6,301,293	7.8	$5.68	$8,911,964	2,920,956	$5.62	$4,317,299
$ 6.75–$ 9.85	7,011,643	8.8	$7.58	$110,102	1,855,705	$7.66	$34,370
$10.57–$12.75	88,144	4.7	$11.28		88,144	$11.28
$15.88–$18.79	118,610	5.2	$17.67		118,610	$17.67
$29.75–$29.75	20,000	4.1	$29.75		20,000	$29.75
$45.56–$45.57	100,000	4.3	$45.56		100,000	$45.56

Total	17,031,480	8.0	$6.37	$21,712,623	7,607,542	$6.23	$13,561,438

     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $7.09 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 5.7 million.
     The Company has assumed certain option plans in connection with business combinations. Generally, the options granted under these plans have terms similar to the Company’s own options. The exercise prices of such options have been adjusted to reflect the relative exchange ratios.
     The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under the Employee Stock Purchase Plan for the three months ended March 31, 2006 and 2005 are as follows:

	Options		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
Expected volatility	48%	71%	37.9% to 60%	60%
Risk-free interest rate	4.33% to 4.74%	3.46% to 4.04%	3.54% to 4.48%	1.00% to 1.73%
Expected term (in years)	3.12 years	4 years	0.5 year	0.5 year
Dividend yield	0%	0%	0%	0%
     The Company estimates the fair value of stock options using a Black-Scholes option-pricing model to determine the fair value of stock-based awards under SFAS 123R, and consistent with that used for pro forma disclosures under SFAS 123 prior to the adoption of SFAS 123R. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions including expected volatility, expected term and interest rates. The Black-Scholes model also incorporates the Lattice methodology to calculate the expected term input.
     Expected Volatility: The Company evaluated the assumptions used to estimate volatility, including whether implied volatility of its traded options appropriately reflects the market’s expectations of future volatility and determined that it would use a combination of the implied volatility of its traded options and historical volatility of its stock price based on the expected term of the equity instrument.

     Risk-Free Interest Rate: The risk-free interest rate is based on the market yield currently available on U.S. Treasury securities with an equivalent remaining term.
     Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.
     Expected Dividend: The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company has not paid and does not anticipate paying any dividends in the near future.
13. EMPLOYEE BENEFITS
   Pension Plan
     The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. The Company’s contribution to this plan is discretionary. For the years ended December 31, 2004 and 2003, the Company did not make any contributions to the plan.
     Effective January 1, 2005, the Company modified the terms of the defined contribution retirement plan to provide a discretionary matching contribution amount which is currently 50% of the employee contribution up to a maximum of $2,000 annually for each participant. All such employer contributions vest immediately. As a result, the Company has expensed approximately $321,000 and $261,000 during the first quarter 2006 and 2005, respectively.
   Deferred Compensation Plan
     In June 2004, SonicWALL adopted a deferred compensation plan (DCP) to provide specified benefits to, and help retain, a select group of management and highly compensated employees and directors (Participants) who contribute materially to the Company’s continued growth, development and future business success. Under the DCP, Participants may defer up to 80% of their salary and up to 100% of their annual bonus and commission. Each Participant’s deferral account is credited with an amount equal to the net investment return of one or more equity or bond funds selected by the Participant. Amounts in a Participant’s deferral account represent an unsecured claim against the Company’s assets and are paid, pursuant to the Participant’s election, in a lump-sum or in quarterly installments at a specified date during the participant’s employment or upon the Participant’s termination of employment with the Company. The Company pays for the insurance coverage provided under this plan, but does not make any contributions to this plan. At March 31, 2006, the trust assets and the corresponding deferred compensation liability were $1,893,000 and $1,936,000, respectively, and are included in other current assets and other current liabilities, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Form 10-Q contains forward-looking statements which relate to future events or our future financial performance. In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. In addition, forward-looking statements in this document include, but are not limited to, those regarding our ability to generate additional revenue as a results of introducing more service options on our platforms, the level of comfort of our channel partners in offering our solutions to their customers, the growth of the Network Security, Secure Content Management and Business Continuity markets the impact of a failure to achieve greater international sales, ability to deliver comprehensive solutions to channel partners, the positive characteristics of our software license and service revenue model on future revenue growth, expected competition in the Internet security market and our ability to compete in markets in which we participate; impact of service renewal rates on lowering selling and marketing expense, our ability to achieve increased incremental revenue per transaction through success of our software license and service revenue model, the impact of IT spending on demand for our products and services, the current and likely future impact of stock based compensation expense as required by SFAS 123R on reported operating results, our ability to successfully introduce new products and services; pricing pressures on our solution based offerings; the growth in market opportunity for license and subscription services offerings, the combination of subscription services and new product offerings as a source of added revenue opportunity, ; our ability to sustain success in targeted vertical markets; assessment of future effective tax rates and the continued need for a valuation allowance; the potential for product gross margins to erode based upon changes in product mix, downward pressure on product pricing or upward pressure on production costs, our ability to maintain investment in current and future product development and enhancement efforts, the introduction of new products and the broadening of existing product offerings, the rate of change of general and administrative expenses, the impact of geopolitical and macro-economic conditions on demand for our offerings;; the ability of our contract manufacturers to meet our requirements; the belief that existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months; and the impact of litigation on future liquidity and capital reserves. . These statements are only predictions, and they are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth herein under the heading “Risk Factors” and also under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission. References to “we,” “our,” and “us” refer to SonicWALL, Inc. and its subsidiaries
Overview
     SonicWALL provides security, productivity, mobility and data protection solutions for businesses of all sizes. Our products are typically deployed at the edges of, and within small to medium sized local area networks. These networks are often aggregated into broader distributed deployments to support companies that do business in multiple physical locations, interconnect their networks with trading partners, or support a mobile or remote workforce. Our products are sold in over 50 countries worldwide.
     We generate revenue primarily from the sale of four items: (1) products, (2) software licenses, (3) subscriptions for services such as content filtering, anti-virus protection and intrusion prevention, and (4) other services such as extended warranty and service contracts, training, consulting and engineering services.
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

     We sell our products primarily through distributors and value-added resellers, who in turn sell our products to end-users. Some of our resellers are carriers or service providers who provide solutions to the end-user customers as managed services.
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
   Channel
     Our distributors and resellers provide a valuable service in assisting end-users in the design, implementation and service of our security, productivity and mobility applications. We support our distribution and channel partners with sales, marketing and technical support to help them create and fulfill demand for our offerings. With this business model, we reduce the potential for conflict with our channel. We also focus on helping our channel partners succeed with our products by concentrating on cost efficiencies in the distribution channel, comprehensive reseller training and certification, and support for our channel’s sales activities.
   Product and Service Platform
     Our products serve as a platform for revenue generation for both us and our channel. Each appliance sale can result in additional revenue through the simultaneous or subsequent sale of add-on software licenses, such as our Global Management System, or through the sale of additional value-added subscription services, such as Content Filtering; client Anti-Virus and integrated Gateway Anti-Virus; Anti-Spyware and Intrusion Prevention Services; e-mail protection and off-site data backup. We plan to introduce more service options for our platforms, which will allow us to generate additional revenue from both our installed base of platforms as well as from those services coupled to incremental product sales.
   Distributed Architecture
     Our security solutions are based on a distributed architecture, which we believe allows our offerings to be deployed and managed at the most efficient location in the network. Specifically, we can provide protection at the gateway and enforced protection at the client level, and we can monitor and report on network activity. Thus, we are providing our customers and their service providers with mechanisms to enforce the networking and security policies they have defined for their business. We also use the flexibility of this architecture to allow us to enable new functionality in already-deployed platforms through the provisioning of an electronic key, which may be distributed through the Internet. This ability often provides benefits to both us and our end-users, because there is no need to modify, physically adjust or replace devices, which might create a significant burden on the Company, channel partner or end-user where there are a large number of products installed or where the platforms are distributed over a broad area.
   Market Acceptance
     We began offering integrated security appliances in 1997, and since that time we have shipped approximately 800,000 revenue units. When measured by units shipped, we are typically among the top three suppliers in the markets in which we compete. Our experience in serving a broad market and installed base of customers provides us with opportunities to become a leader in the areas of ease-of-use and reduced total cost of ownership. Additionally, our demonstrated market acceptance provides our current and prospective channel partners with an increased level of comfort when deciding to offer our products to their customers.
   Integrated Design
     Our platforms utilize a highly integrated design in order to improve ease-of-use, lower acquisition and operational costs for our customers, and enhance performance. Various models also integrate functionality to support different connection alternatives. Every appliance also ships with pre-loaded firmware to provide for rapid set up and easy installation. Each of these tasks can be managed through a simple web-browser session.

Our Opportunities, Challenges and Risks
     We serve substantial and growing markets for Network Security, Secure Content Management and Business Continuity. Our goal is to deliver comprehensive and profitable solutions to our channel partners which address their customers’ needs. We pursue the creation of these solutions through a blend of organic and inorganic growth strategies including internal development efforts, licensing and OEM opportunities, and acquisition of other companies. To the extent that these efforts result in solutions which fit well with our channel and end-users, we would expect to generate increasing sales. To the extent that these efforts are not successful, we would expect to see loss of sales and/or increased expenses without commensurate return.
   International Growth
     Our percentage of sales from international territories does not, in general, represent the same degree of penetration of those markets as we have achieved domestically. We believe that a significant opportunity exists to grow our revenue by increasing the international penetration rate to match the current domestic penetration rate.
     If we fail to achieve our goal of greater international sales, we may be at a disadvantage to competitors who are able to amortize their product investments over a larger available market.
   License and Services Revenue
     We believe that the software license and services component of our revenue has several characteristics that are positive for our business as a whole: the license and services revenue is associated with a higher gross profit than our product revenue; the subscription services component of the revenue is recognized ratably over the services period, and thus provides in aggregate a more predictable revenue stream than product revenue, which is generally recognized at the time of the sale; and to the extent that we are able to achieve good renewal rates, we have the opportunity to lower our selling and marketing expenses attributable to that segment. If we are successful in licensing our software and selling our services to both our installed base and in conjunction with our new product sales, we will likely be able to generate incremental revenue out of each product transaction. However, should we not achieve reasonable rates of selling associated services to our installed base or as part of new product sales, or realize lower subscription service renewal rates, we risk having our revenue concentrated in more unpredictable product and license sales.
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
Critical Accounting Policies and Critical Accounting Estimates
     The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe that the judgments, assumptions and estimates upon which we rely are reasonable based upon information available to us at the time that these judgments, assumptions and estimates are made. However, any differences between these judgments, assumptions and estimates and actual results could have a material impact on our statement of operations and financial condition. The accounting policies that reflect our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (1) revenue recognition; (2) sales returns and other allowances, allowance for doubtful accounts and warranty reserve; (3) valuation of inventory; (4) accounting for income taxes; (5) valuation of long-lived and intangible assets and goodwill and (6) stock-based compensation. There have been no material changes to any of our critical accounting policies and critical accounting estimates as disclosed in Part II, Item 7 of our annual report on From 10-K for the year ended December 31, 2005 with the exception of the adoption of SFAS 123R during the first quarter of 2006 as discussed below.

   Stock-Based Compensation
     On January 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.
     We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Our Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $2.6 million, which consisted of stock-based compensation expense related to employee stock options of $2.5 million employee stock purchases of $109,000, and stock-based compensation expense related to acquisitions of $86,000. The reversal of the stock-based compensation expense of $75,000 for the three months ended March 31, 2005, was related to employee stock options, which we had been recognizing under previous accounting standards. See Note 13 for additional information.
     SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Prior to the adoption of SFAS 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, stock-based compensation expense had been recognized in our Consolidated Statement of Operations because of a modification of a stock option grant. In general, the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statement of Operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, we continued to use the straight-line single option method. Stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006, which is based on awards ultimately expected to vest, has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
     Upon adoption of SFAS 123R, we continued to use the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for our pro forma information required under SFAS 123. For additional information, see Note 13. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

     The measurement of stock-based compensation cost is based on above criteria including valuation model and associated input factors. The input factors, such as expected volatility, expected term, risk free interest rates and estimated forfeiture rate, are based on subjective future expectations combined with historical trend. If there are any differences between the assumptions used in the application of SFAS 123R in the future period and the actual factors which become known over time, we may change the input factors used in determining stock-based compensation costs. These changes may materially impact our financial results in the period such changes are made.
Significant Transactions
   Acquisitions
     On February 22, 2006, we completed the acquisition of MailFrontier, Inc. (MailFrontier) for approximately $29.8 million in purchase consideration, consisting of cash of approximately $29.3 million, assumed stock options in the amount of $109,000 and direct transaction costs incurred in connection with the acquisition of approximately $450,000. In accordance with SFAS 141, Business Combinations, this transaction was accounted for as a purchase business combination. MailFrontier’s results of operations are included in our consolidated statements of operations from the date of acquisition.
     We acquired MailFrontier to expand our offering in secure content management, especially in the email security market. MailFrontier’s email security solutions protect organizations against inbound and outbound threats such as “spam”, “phishing”, “viruses”, directory harvest attacks and policy violations, provide control for content compliance, and enable consolidation of email infrastructure.
     We allocated the purchase price based upon the fair value of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been allocated to the identified intangible assets in accordance with the requirements of SFAS 141 and SFAS 142, Goodwill and Other Intangible Assets. The following is the allocation of the purchase consideration (in thousands):

Net tangible liabilities	$(3,537)
Intangible assets	$3,590
IPR&D	$1,580
Goodwill	$28,163

Total purchase consideration	$29,796

     The acquired intangible assets of $3.6 million consists of the following: (1) $2.7 million of purchased technology that will be amortized over its estimated useful life of four years; (2) $0.6 million of customer base that will be amortized over six years; and (3) $0.3 million of technology licenses and non-compete covenants that will be amortized over a period of 4 months to 24 months.
     Our methodology for allocating a portion of the purchase price for purchase acquisitions to in-process research and development (“IPR&D”) is determined through established valuation techniques and analysis, as applied in the high-technology internet security industry. IPR&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. Total IPR&D expense of $1.6 million was charged to product development expenses on the date the assets were acquired.
     Under the terms of the definitive agreement, the purchase consideration consisted of cash and stock options assumed. Part of the purchase consideration is allocated to deferred stock-based compensation as unearned stock-based compensation cost. The unearned stock-based compensation cost represents the fair value of assumed options to purchase our common stock issued, less the unamortized balance of unvested options applicable to the remaining vesting period. Deferred stock-based compensation cost is amortized as stock-based compensation related to acquisitions over the remaining respective vesting periods. The unamortized balance for deferred stock-based compensation is reflected as a reduction to additional paid-in capital in the Consolidated Statements of Stockholders’ Equity.
     Commercialization of the technologies acquired as a result of these transactions carries a significant risk due to the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats. The nature of the efforts to develop these technologies into commercially viable products consists primarily of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets and could have a material adverse impact on our business and operating results

   Restructuring
   2006 Restructuring Plans
     During the first quarter of fiscal 2006, we commenced the implementation of a 2006 restructuring plan. That program is associated primarily with the integration of companies acquired during the fourth quarter of 2005 and the first quarter of 2006 as well as other employee reductions. We continue to take advantage of opportunities to further reduce costs by better integrating and realigning certain of our functions. The restructuring activities were recorded in accordance with Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) and Statement of Financial Accounting No. 112, Employees’ Accounting for Postemployment Benefits (SFAS 112). Accordingly, we recorded $1.4 million in restructuring expenses related to costs associated with workforce reduction across several geographic regions and functions. In addition, we recorded additional restructuring costs of $835,000 in connection with the integration of the acquired businesses. The additional restructuring costs were charged to goodwill and consisted primarily of severance costs of $553,000 and excess facility costs of $282,000 related to a lease commitment for space no longer needed. As of March 31, 2006, our total restructuring accrual was $1.6 million.
   Summary of all plans
     The following tables set forth an analysis of the components of all restructuring plans and the payments made for the plans from December 31, 2005 to March 31, 2006 (in thousands):
Summary of 2006 Restructuring Plans

	Employee Severance Benefits	Facility Costs	Total
Reserve balance at December 31, 2005	$—	$(7)	$(7)
Restructuring charges incurred	$1,392	$—	$1,392
Amount charged to goodwill	$553	$282	$835
Cash paid	$(582)	$(26)	$(608)

Reserve balance at March 31, 2006	$1,363	$249	$1,612

RESULTS OF OPERATIONS
     The following table sets forth certain consolidated financial data for the periods indicated as a percentage of total revenue:

Revenue:
Product	52.9%	58.5%
License and service	47.1%	41.5%

Total revenue	100.0%	100.0%

Cost of revenue:
Product	22.3%	20.3%
License and service	6.2%	6.2%
Amortization of purchased technology	3.4%	3.6%

Total cost of revenue	31.9%	30.1%

Gross profit	68.1%	69.9%

Operating expenses:
Research and development	20.9%	16.9%
Sales and marketing	44.8%	38.3%
General and administrative	12.1%	11.2%
Amortization of purchased intangible assets	2.0%	2.2%
Restructuring charges	3.5%	0.0%
In-process research and development	4.0%	0.0%

Total operating expenses	87.3%	68.6%

(Loss) income from operations	-19.2%	1.3%
Interest income and other expense, net	5.4%	4.3%

(Loss) income before income taxes	-13.8%	5.6%
Provision for income taxes	-0.2%	-0.4%

Net (loss) income	-14.0%	5.2%

     In the three month ending March 31, 2006, the total percentage of SFAS 123R stock-based compensation cost over total revenue was 6.4%, which was allocated as follows: 0.2% to cost of revenue, 2.0% to research and development, 2.3% to sales and marketing and 1.9% to general and administrative.
   Revenue (in thousands, except for percentage data)

	Three Months Ended
	March 31,
	2006	2005	$ Variance	% Variance
Product	$21,084	$18,608	$2,476	13%
Percentage of total revenue	53%	59%
License and service	18,739	13,197	5,542	42%
Percentage of total revenue	47%	41%

Total revenue	$39,823	$31,805	$8,018	25%

   Product Revenue
     In the three months ended March 31, 2006, we shipped approximately 45,000 revenue units as compared to 37,000 units shipped during the same period last year. The increase in unit sales was primarily due to increased unit sales of our TZ and PRO product lines along with the unit sales of new products in continuous data protection and SSL-VPN. The increase in product revenue was primarily due to increased sales of our PRO product line and sales of new products in continuous data protection and SSL-VPN and we expect new products to be a continuing source of additional revenue.

   License and Service Revenue
     License and service revenue is derived primarily from licensing of software products, such as our Global Management System, enhancements to our “SonicOS” operating system, node upgrades and sales of subscription services such as Content Filtering, client Anti-Virus and integrated Gateway Anti-Virus, Anti-Spyware and Intrusion Prevention. In addition, we generate license and service revenue from the sale of extended service contracts and professional services related to training, consulting and engineering services. We have experienced significant growth in license and services revenue and expect the market opportunity for our license and subscription service offerings, in particular, to grow as customer awareness around the dynamic requirements of unified network threat prevention and management becomes more pervasive. In addition, there is an opportunity to sell new subscription service offerings in conjunction with new product offerings in continuous data protection and email security and to our installed base of customers in the form of renewals of existing contracts along with additional services. We believe that the combination of subscription services sold in conjunction with our new product offerings will be a source of additional revenue opportunity.
     In the three months ended March 31, 2006, revenue from our subscription service offerings, including Content Filtering, client Anti-Virus and integrated Gateway Anti-Virus, Anti-Spyware and Intrusion Prevention, increased to $8.8 million from $4.9 million during the same period last year. In the three months ended March 31, 2006 revenue from extended service contracts increased to approximately $6.4 million from $5.6 million during the same period last year. The increase in subscription services and service contracts was primarily due to the increase of subscription services sold in conjunction with new hardware appliance sales; an increase in subscription service renewals; and increased sales of software applications.
   Channel data
     SonicWALL products are sold primarily through distributors to Value Added Resellers who, in turn, sell our products to end-customers. Channel sales accounted for approximately 98% of total revenue in the three months ended March 31, 2006, compared to 99% of total revenue in the same period last year. Tech Data, Ingram Micro and Alternative Technology, all of whom are technology product distributors, together accounted for approximately 54% of our total revenue in the three months ended March 31, 2006, compared to 47% of total revenue in the same period last year. The year over year increase as a percentage of total revenue is primarily due to an increase in overall sales, the higher relative growth of sales through these distributors in comparison to other distributors of SonicWALL products. In addition to our distribution channels, we have also historically sold our products to original equipment manufacturer (“OEM”) partners, although sales to OEM partners represented a negligible amount of revenue during the three months ended March 31, 2006.
   Geographic revenue data (in thousands, except for percentage data)

	Three Months Ended
	March 31,
	2006	2005	$ Variance	% Variance
Americas	$28,315	$21,727	$6,588	30%
Percentage of total revenues	71%	68%
EMEA	6,990	6,162	828	13%
Percentage of total revenues	18%	19%
APAC	4,518	3,916	602	15%
Percentage of total revenues	11%	12%

Total revenues	$39,823	$31,805

     The increase in revenue in the Americas was primarily due to increased sales of our PRO products and sales of new products in continuous data protection and SSL-VPN along with increased sales of our license and subscription service products. The Americas included non-U.S. net sales of $847,000 and $866,000 for the three months ended March 31, 2006 and 2005, respectively. The increase in revenue in EMEA was primarily the result of significantly increased sales of our license and subscription service products. The increase in revenue in APAC was primarily due to increased sales of PRO products, partially offset by lower sales of other products.

   Cost of Revenue and Gross Profit
     The following table shows the cost of revenue for product and the cost of revenue for license and service (in thousands, except for percentage data):

	Three Months Ended
	March 31,
	2006	2005	$ Variance	% Variance
Product	$8,896	$6,447	$2,449	38%
License and service	2,488	1,978	510	26%
Amortization of purchased technology	1,365	1,136	229	20%

Total cost of revenue	$12,749	$9,561	$3,188	33%

Note — Effect of amortization of purchased technology has been excluded from product and license and service gross profit discussions below.
     The following table shows the gross profit for product and the gross profit for license and service (in thousands, except for percentage data):

	Three Months Ended March 31,
	Amount		Percentage
	2006	2005	2006	2005
Product	$12,188	$11,750	58%	63%
License and service	16,251	11,630	87%	88%
Amortization of purchased technology	(1,365)	(1,136)	-100%	-100%

Total gross profit	$27,074	$22,244	68%	70%

   Cost of Product Revenue and Gross Profit
     Cost of product revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers, freight related fulfillment costs, amortization of purchased technology related to our acquisitions, and overhead costs associated with our manufacturing operations. Additionally, warranty costs and inventory provisions or write-downs are included in cost of product revenue. Cost of product revenue increased by 14% on a per unit basis and the number of units shipped increased by 22% in comparison to the same period last year. The increase in cost on a per unit basis is the result of a change in the mix of units sold and increased fulfillment costs per unit. In addition, the cost of product revenue, in the three months ended March 31, 2006, includes $74,000 in stock-based compensation cost associated with the adoption of SFAS 123R. We shipped approximately 45,000 units in the three months ended March 31, 2006, compared to 37,000 units in the same period last year.
     Gross profit from product sales increased in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to higher unit volume, partially offset by lower average sales prices and an increase in production costs per unit. We expect future product gross profits to erode to the extent that we experience downward pressure on product pricing or upward pressure on production costs. A change in the mix of product sold could also change product gross profits.
   Cost of License and Service Revenue and Gross profit
     Cost of license and service revenue includes all costs associated with the production and delivery of our license and service products, including cost of packaging materials and related costs paid to contract manufacturers, technical support costs related to our service contracts, royalty costs related to certain subscription products, and personnel costs related to the delivery of training, consulting, and professional services. Cost of license and service revenue increased in the three months ended March 31, 2006 as compared to the same period last year, as set forth in the table above. This increase was due primarily to an increase in technical support costs associated with a larger base of license and subscription services customers. To deliver services under these contracts, we outsource a significant portion of technical support delivery to third party service providers.

   Amortization of Purchased Technology
     Amortization of purchased technology represents the amortization of existing technology acquired in our business combinations accounted for using the purchase method. Purchased technology is being amortized over the estimated useful lives of four to six years. The increase in amortization for the three month ended March 31, 2006 as compared to the same period last year primarily related to the amortization of purchased intangibles associated with our recent acquisitions of enKoo, Lasso Logic and MailFrontier.
     Future amortization to be included in cost of revenue based on current balance of purchased technology, absent any additional investment, is as follows (in thousands):

		Cost of
Fiscal Year		Revenue
2006	(second, third and fourth quarter)	$3,965
2007		1,635
2008		1,635
2009		1,635
2010		993
Thereafter		—

Total		$9,863

     Our gross profit has been and will continue to be affected by a variety of factors, including competition; the mix of products and services; new product introductions and enhancements; fluctuations in manufacturing volumes, the cost of components and manufacturing labor.
   Operating Expenses
   Research and Development

	Three Months Ended
	March 31,
(In thousands, except percentage data)	2006	2005	$ Variance	% Variance
Expense	$8,330	$5,381	$2,949	55%
Percentage of total revenue	21%	17%
     Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment, and supplies associated with enhancing existing products and developing new products. For the three months ended March 31, 2006, the increase in research and development costs in absolute dollars in comparison to the same period last year was primarily due to the following: (1) higher salaries and benefits of $1.3 million related to personnel added primarily as a result of acquisitions completed in the first quarter of 2006 and the fourth quarter of 2005; (2) $781,000 of stock-based compensation expense under SFAS 123R related to employee stock options and rights granted under the employee stock purchase plan; and (3) additional expenses incurred in contract labor, allocation of facility costs and professional services.
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

   Sales and Marketing

	Three Months Ended
	March 31,
(In thousands, except percentage data)	2006	2005	$ Variance	% Variance
Expense	$17,827	$12,171	$5,656	46%
Percentage of total revenue	45%	38%
     Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, costs related to customer support, travel, tradeshows, promotional and advertising costs, and related facilities costs. For the three months ended March 31, 2006, the increase in sales and marketing expenses compared to the same period last year is primarily due to (1) higher personnel costs including salaries, commission, related employee benefits and employee relocation costs of approximately $2.7 million due to personnel added during the fourth quarter of 2005 and the first quarter 2006; (2) an increase of approximately $1.5 million in our worldwide sales meeting and related travel costs, media advertising, and international sales and marketing activities; (3) $901,000 of stock-based compensation expense under SFAS 123R related to employee stock options and rights granted under the employee stock purchase plan; and (4) additional expenses of approximately $0.5 million incurred in our channel marketing programs and third-party expenses associated with subscription renewal services.
   General and Administrative.

	Three Months Ended
	March 31,
(In thousands, except percentage data)	2006	2005	$ Variance	% Variance
Expense	$4,814	$3,550	$1,264	36%
Percentage of total revenue	12%	11%
     General and administrative expenses consist primarily of personnel costs, directors and officers’ insurance, corporate governance costs, travel expense, and related facilities costs. The increase for the three months ended March 31, 2006 compared to the same period last year was primarily related to stock-based compensation expense of $780,000 associated with the adoption of SFAS 123R and legal expenses and professional fees of $210,000.
   Amortization of Purchased Intangibles.

	Three Months Ended
	March 31,
(In thousands, except percentage data)	2006	2005	$ Variance	% Variance
Expense	$801	$703	$98	14%
Percentage of total revenue	2%	2%
     Amortization of purchased intangibles represents the amortization of assets arising from contractual or other legal rights acquired in business combinations accounted for as a purchase except for amortization of existing technology which is included in cost of revenue. Purchased intangible assets are being amortized over their estimated useful lives of three to six years. The primary reason for the increase in amortization expense in the three months ended March 31, 2006 compared to the same period last year was the amortization on certain intangibles from recent acquisitions of enKoo, Lasso Logic and MailFrontier.

     Future amortization to be included in operating expense based on current balance of purchased intangibles absent any additional investment is as follows (in thousands):

		Operating
Fiscal Year		Expense
2006	(second, third and fourth quarter)	$1,976
2007		220
2008		124
2009		105
2010		105
Thereafter		123

Total		$2,653

   Restructuring Charges.

	Three Months Ended
	March 31,
(In thousands, except percentage data)	2006	2005	$ Variance	% Variance
Expense	$1,392	—	$1,392	100%
Percentage of total revenue	4%	0%
     During the first quarter of fiscal 2006, we commenced the implementation of a 2006 restructuring plan. That program is associated primarily with the integration of companies acquired in the fourth quarter of 2005 and the first quarter of 2006 as well as other employee reductions. We continue to take advantage of opportunities to further reduce costs by better integrating and realigning certain of our functions. Accordingly, we recorded $1.4 million in restructuring expenses related to cost associated with workforce reduction across all geographic regions and functions.
   In-Process Research and Development.

	Three Months Ended
	March 31,
(In thousands, except percentage data)	2006	2005	$ Variance	% Variance
Expense	$1,580	—	$1,580	100%
Percentage of total revenue	4%	0%
     Our methodology for allocating the purchase price for purchase acquisitions to in-process research and development (“IPR&D”) is determined through established valuation techniques and analysis, as applied in the high-technology internet security industry. IPR&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. Total IPR&D expense of $1.6 million was charged to product development expenses on the date the assets were acquired.
   Interest Income and Other Expense, Net.
     Interest income and other expense, net consists primarily of interest income on our cash, cash equivalents and short-term investments, and was $2.2 million for the three months ended March 31, 2006, compared to $1.4 million in the three months ended March 31, 2005. The fluctuations in the short-term interest rates directly influence the interest income we recognize. For the three months ended March 31, 2006, the increase was primarily due to an increase in effective interest rates in our investment portfolio.
   Provision for Income Taxes.
     The provision for income taxes in the three months ended March 31, 2006 was $76,000 as compared to $121,000 in the three months ended March 31, 2005. At March 31, 2006, we continue to have a full valuation allowance against our deferred tax assets because the determination was made that it is more likely than not that all deferred tax assets may not be realized in the foreseeable future due to historical operating losses. The net operating loss and research and development tax credit carryovers that make up the vast majority of the deferred tax assets will expire at various dates through the year 2024.

     Going forward, we will assess the continued need for the valuation allowance. After we have demonstrated profitability for a period of time and begin utilizing a significant portion of the deferred tax assets, we may reverse the valuation allowance, likely resulting in a significant benefit to the statement of operations in some future period. At this time, we cannot reasonably estimate when this reversal might occur, if at all. In addition, we expect a significant increase in our effective tax rate. As of December 31, 2005, we have completely exhausted the tax benefits associated with net operating losses that we previously generated. The remaining net operating losses were derived from acquisitions and stock option exercise activity and do not impact the effective tax rate.
   Stock-based Compensation.
     On January 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchase based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123R for the three months ended March 31, 2006 which was allocated as follows (in thousands):

Three Months
Ended
March 31, 2006
Cost of sales — product	$74
Cost of sales — License and service	21

Stock-based compensation expense included in cost of sales	95

Research and development	781
Sales and marketing	909
General and administrative	775

Stock-based compensation expense included in operating expenses	2,465

Stock-based compensation expense before taxes	2,560

Income tax benefit	—

Stock-based compensation expense after taxes	$2,560

Effect on net loss per share:
Basic	$0.04

Diluted	$0.04

     We recorded a reversal of stock-based compensation expense of $(75,000) in the three months ended March 31, 2005 related to a modification of a stock option grant in fiscal 2004, which is subject to variable accounting treatment, resulting in expense or contra-expense recognition each period, using the cumulative expense method.
LIQUIDITY AND CAPITAL RESOURCES
     SonicWALL ended the first quarter of 2006 with $209.6 million in cash, cash equivalents and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, a decrease of $31.0 million as compared to the same period last year. Our primary source of cash is receipts from product, license and service revenue. The primary use of cash are payroll (salaries and related benefits), general operating expenses (marketing, travel, office rent), the repurchase of shares of common stock under our share repurchase program, and payments for the production of our products. We also use cash to finance our inorganic growth initiatives.
   Operating Activities
     For the three months ended March 31, 2006, cash provided by operating activities totaled $10.3 million compared to cash used in operating activities of $1.4 million in the same period of the prior year. For the three-month period ended March 31, 2006, cash provided by operating activities was the result of the net loss adjusted by non-cash items such as depreciation and amortization expense of $2.6 million, SFAS 123R related stock-based compensation expense of $2.6 million, non-cash restructuring charges of $1.4 million, in-process research and development expense of $1.6 million and changes in our operating assets and liabilities of $7.7 million.

     Our DSO in accounts receivable was 29 days at March 31, 2006 compared to 54 days at March 31, 2005. The decrease in DSO at March 31, 2006 as compared to the same period last year was primarily due to effective collection efforts, the timing of shipments and billings, and the continued practice by our larger distributors of taking advantage of early payment discounts along with an increase in revenue. Collection of accounts receivable and related DSO will fluctuate in future periods due to the timing and amount of our future billings, the payment terms that we extend to our customers and the effectiveness of our collection efforts. Deferred revenue increased due to increased sales of subscription services as well as an increase related to shipments to distributors whereby revenue is recognized on a sell-through basis. In addition, there was approximately $2.0 million in deferred revenue derived through the acquisition of MailFrontier. Prepaid expenses and other current assets increased primarily due to the increase in the trust assets of the deferred compensation plan as fully described in Note 14 of the Notes to the Condensed Consolidated Financial Statements. The increase in other accrued liabilities is due to an increase in the accrual related to the restricted cash in escrow in connection with the acquisition.
     For the three-month period ended March 31, 2005, cash used in operating activities was the result of increases in accounts receivable and prepaid expenses and decreases in accrued payroll and benefits offset by net income and increases in deferred revenue. Accounts receivable increased primarily due to the non-linearity of shipments combined with increase in billings. Accrued payroll and related benefits decreased primarily due the pay-outs under the 2004 bonus plan offset by the timing of certain bonus payments to our employees. Other accrued liabilities decreased mainly due to the timing of bonus payments, a decrease in accrued royalties, and a decrease in the restructuring reserve. Prepaid expenses increased primarily because of the timing of our annual insurance payments and prepayments made for our annual partner conference and worldwide sales meeting held in the second quarter of 2005. Deferred revenue increased due to increased sales of subscription services as well as an increase related to shipments to distributors whereby revenue is recognized on a sell-through method.
     In addition, our operating cash flows may be impacted in the future as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, expensing stock options, the timing and amount of taxes paid and the timing of payments to our vendors for accounts payable.
   Investing Activities
     For the three months ended March 31, 2006, net cash used in investing activities was $12.2 million, principally as a result of the net sale and maturity of $23.1 million of short-term investments offset by (i) $30.0 million used for the acquisition of MailFrontier, net of cash acquired; (ii) $1.1 million used to purchase property and equipment, and (iii) an increase in restricted cash in escrow of $4.6 million.
     Net cash provided by investing activities for the three months ended March 31, 2005 was $37.6 million, principally as a result of the net sale and maturity of $37.7 million of short-term investments and $177,000 used to purchase property and equipment.
   Financing Activities
     Net cash used in financing activities was $5.7 million for the three months ended March 31, 2006 consisting of $7.0 million used under our stock repurchase program, offset by $1.3 million that was provided by common stock issuances as a result of stock option and employee stock purchase plan share exercises.
     For the three months ended March 31, 2005, cash of $29.9 million was used as part of our stock repurchase program, offset by $1.2 million provided from common stock issuances as a result of stock option and employee stock purchase plan share exercises.
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

Off-Balance Sheet Arrangements and Contractual Obligations
     We do not have any debt, long-term obligations or long-term capital commitments. The following summarizes our principal contractual commitments as of March 31, 2006 (in thousands):

		Payments Due by Period
		Less Than	1 to 3	3 to 5
Contractual Obligations	Total	One Year	Years	Years
Operating lease obligations	$1,136	$48	$1,088	$—
Non-Cancelable Purchase obligations	$12,467	$12,467	$—	$—
     We outsource our manufacturing function primarily to one third-party contract manufacturer. At March 31, 2006, we had purchase obligations to this vendor totaling approximately $10.8 million. Of this amount $10.1 million cannot be cancelled. We are contingently liable for any inventory owned by the contract manufacturer that becomes excess and obsolete. As of March 31, 2006, we had accrued $89,000 for excess and obsolete inventory held by our contract manufacturer. We are contingently liable for any inventory related to the non-cancelable purchase obligations in the event that the inventory becomes excess and obsolete.
RECENT ACCOUNTING PRONOUNCEMENTS
     The information contained in Note 12 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q is hereby incorporated by reference into this Part I, Item 2.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        Interest rates risk
     Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we classified our short-term investments as available-for-sale. Consequently, investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. As of March 31, 2006, our cash, cash equivalents and short-term investments included money-markets securities, corporate bonds, municipal bonds and commercial paper which are subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates change prior to maturity.
     As stated in our investment policy, we are averse to principal loss and we pursue strategies designed to provide safety and preservation of our invested funds by making investments which limit default and market risk. We mitigate default risk by investing in only investment-grade instruments. We do not use derivative financial instruments in our investment portfolio.
     The majority of our short-term investments maturing in more than one year are readily tradable in 7 to 28 days. Due to this and the short duration of the balance of our investment portfolio, we believe an immediate 10% change in interest rates would be immaterial to our financial condition or results of operations.
     The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted average interest rates as of March 31, 2006:

	Maturing in
	Less Than	More Than
	One Year	One Year	Total
	(In thousands, except percentage data)
Short-term investments	$68,854	$105,742	$174,596
Weighted average interest rate	3.35%	4.65%

   Foreign currency risk
     We consider our exposure to foreign currency exchange rate fluctuations to be minimal. We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars. For the three months ended March 31, 2006, we earned approximately 30% of our revenue from international markets, which in the future may be denominated in various currencies. As a result, in the future our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. In addition, because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future. In addition, we have minimal cash balances denominated in foreign currencies. We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management , with the participation of our Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Chief Accounting Officer (CAO), has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our CEO, CFO and CAO have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our CEO, CFO and CAO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     During the first quarter ended March 31, 2006, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The information set forth in the section entitled “Legal proceedings” in Note 10 of Part I, Item 1 of this Form 10-Q is hereby incorporated by reference.
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
We depend on three major distributors for a significant amount of our revenue, and if they or others cancel or delay purchase orders, our revenue may decline and the price of our stock may fall.
     To date, sales to three distributors, Tech Data, Alternative Technology and Ingram Micro have accounted for a significant portion of our revenue. For the three months ended March 31, 2006 and 2005, substantially all of our sales were to distributors and resellers as shown in the following table, expressed as a percentage of total revenue:

	Three Months Ended
	March 31,
	2006	2005
Distributors/Resellers	98%	99%
     Sales through Tech Data, Alternative Technology and Ingram Micro for the three months ended March 31, 2006 and 2005 represented the following percentages of total revenue:

	Three Months Ended
	March 31,
Customers	2006	2005
Tech Data	19%	21%
Alternative Technology	18%	9%
Ingram Micro	17%	17%

     For the three months ended March 31, 2006, our top 10 distributors and resellers accounted for 70% of our total revenue. For the three months ended March 31, 2005, our top 10 distributors and resellers accounted for 63% of total revenue.
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
     In addition, Ingram Micro and Tech Data represented the following dollar amount and percentages of our accounts receivable balance (in millions, except for percentages):

	Three Months Ended
	March 31,
Customers	2006		2005
Tech Data	$1.9	15%	$3.5	18%
Alternative Technology	$0.8	6%	$3.0	16%
Ingram Micro	$2.1	16%	$1.1	6%
     The failure of distributors and resellers to pay us in a timely manner could adversely affect our balance sheet, our results of operations and our creditworthiness, which could make it more difficult to conduct business.
If we are unable to compete successfully in the highly competitive market for Internet security products and services, our business could be adversely affected.
     The market for Internet security products is worldwide and highly competitive. Competition in our market continues to increase, and we expect competition to further intensify in the future. There are few substantial barriers to entry and additional competition from existing competitors and new market entrants will likely occur in the future. Current and potential competitors in our markets include, but are not limited to, Check Point, Microsoft, Symantec, Cisco Systems, Juniper Networks, and Cyphertrust, all of which sell worldwide or have a presence in most of the major markets for such products.
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
Difficulty predicting our future operating results or profitability due to volatility in general economic conditions and the Internet security market may result in a misallocation in spending, and a shortfall in revenue which would harm our operating results
     Changes in general economic conditions and the volatility in the demand for Internet security products are two of the many factors underlying our inability to predict our revenue for a given period. We base our spending levels for product development, sales and marketing, and other operating expenses largely on our expected future revenue. A large proportion of our expenses are fixed for a particular quarter or year, and therefore, we may be unable to implement a decrease in our spending in time to compensate for any unexpected quarterly or annual shortfall in revenue. As a result, any shortfall in revenue would likely adversely affect our operating results. For the three months ended March 31, 2006, we reported a net loss of $5.6 million. For the three months ended March 31, 2005, we reported a net income of $1.7 million. Our accumulated deficit as of March 31, 2006 is $124.2 million. We do not know if we will be able to sustain profitability in the future.

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
     We provide our major distributors with price protection rights for inventories of our products held by them. If we reduce the list price of our products, our major distributors receive refunds or credits from us that reduce the price of such products held in their inventory based upon the new list price. As of March 31, 2006, we estimated that approximately $14.0 million of our products in our distributors’ inventory are subject to price protection. We have issued approximately $317,000 and $11,000 of credits under our price protection policies in the first quarter ended March 31, 2006 and 2005, respectively. Future credits for price protection will depend on the percentage of our price reductions for the products in inventory and our ability to manage the level of our major distributors’ inventory. If future price protection adjustments are higher than expected, our future results of operations could be materially adversely affected.
We are dependent on international sales for a substantial amount of our revenue. We face the risk of international business and associated currency fluctuations, which might adversely affect our operating results.
     International revenue represented 30% of total revenue for the three months ended March 31, 2006, and 31% of total revenue in 2005. We expect that international revenue will continue to represent a substantial portion of our total revenue in the foreseeable future. Our risks of doing business abroad include our ability to structure our distribution relationships in a manner consistent with marketplace requirements and on favorable terms, and if we are unable to do so, revenue may decrease from our international operations. Because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. A weakened dollar could increase the cost of local operating expenses and procurement of raw materials. We are subject to the risks of conducting business internationally, including potential foreign government regulation of our technology, geopolitical risks associated with political and economic instability, changes in diplomatic and trade relationships, and changes in foreign countries’ laws affecting such areas as employment relationships, environmental regulation, intellectual property protection and the Internet generally.
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
     Various jurisdictions in which we do business are promulgating environmental directives that impact manufacturers doing business in those jurisdictions. The disparities between the regulatory frameworks adopted create uncertainty over the applicability, scope and form of the regulations affecting our products and the timing for compliance with the applicable regulations. Certain of these regulations may necessitate changes to the components used in our products which could result in an increase in product cost and a decrease in our gross profit. Further, while we and our contract manufacturers constantly review environmental regulations in the jurisdictions in which we do business, the timetable for implementation of these regulations may result in delays in our ability to provide compliant products in a timely manner to those markets which would cause our revenue to decline and our operating results to be adversely affected.

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
Acquisitions could be difficult to integrate, disrupt our business, dilute shareholder value and the products and services acquired may not be accepted by the market. As a result, our operating results would be adversely affected. .
     On November 28, 2005, we announced that we had acquired Lasso Logic, Inc., an early stage company providing continuous data protection for backup and recovery solutions for the small and medium business market. At the same time, we also announced that we had acquired certain assets of enKoo, a developer of remote access technology. On February 22, 2006, we announced the completion of the acquisition of MailFrontier, Inc., a company providing message security solutions to mid-tier businesses. We are continually reviewing possible corporate opportunities and we may announce acquisitions or investments in other companies, products or technologies in the future. As part of each transaction, we will be required to integrate operations, as well as train, retain and motivate the personnel of these entities. We may be unable to maintain uniform standards, controls, procedures and policies across our entire enterprise and if the products and services released as a result of these acquisitions experience quality problems or are otherwise not accepted by the market, we may suffer a loss of confidence by our distributors and resellers and sales of these products and services will not meet expectations. As a consequence, these acquisitions may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners.
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
We may not be able to accurately predict the costs associated with evaluating our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.
     We may not be able to accurately predict the costs, including the costs of both internal assessments and external auditor assessments, associated with complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and in evaluating our internal control over financial reporting. To date, total costs of compliance have been significantly greater than originally anticipated, and costs of compliance in future periods may continue to be unpredictable, which could have an adverse effect on our financial results.
In the event we find areas requiring improvement concerning our internal control over financial reporting we cannot be certain that our remediation efforts will be effective or sufficient.
     In the course of our ongoing evaluation and testing of our internal controls over financial reporting, we may identify areas requiring improvement. In the course of implementing enhanced processes and controls designed to address the issues identified during our ongoing evaluation and testing process, we cannot be certain that our remediation efforts will be effective or sufficient for us to conclude that such remediation efforts will be successful.
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

Although we have complied with the certification and attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2005, we may not be able to continue to meet such requirements annually and our failure to satisfy these requirements could adversely affect our financial results and the price of our Common Stock.
     While we have evaluated our internal controls over financial reporting as of December 31, 2005 and complied with the management certification and our Independent Registered Public Accounting Firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in connection with our Form 10-K for the year ended December 31, 2005, we may not continue to meet such certification and attestation requirements annually. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, or if our independent registered public accounting firm is unable to attest to the evaluation, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NASDAQ National Market, which could adversely affect our financial results and the market price of our Common Stock.
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
     We currently rely on a combination of patent, trademark, copyright, and trade secret laws, confidentiality provisions and other contractual provisions to protect our intellectual property. Our intellectual property program consists of an on-going patent disclosure and application process associated with our internal development efforts, the purchase of intellectual property assets from others, including intellectual property acquired through our acquisition of other companies, and the licensing of intellectual property from others. We plan to continue our aggressive plan to build our intellectual property portfolio. Despite our efforts to protect our intellectual property, unauthorized parties may misappropriate or infringe our intellectual property. We plan to aggressively pursue any such misappropriation or infringement of our intellectual property. Our patent applications may not result in the issuance of any patents. Even if we obtain the patents we are seeking, that will not guarantee that our patent rights will be valuable, create a competitive barrier, or will be free from infringement. Furthermore, if any patent is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.
Potential intellectual property claims and litigation could subject us to significant liability for damages and invalidation of our proprietary rights.
     Litigation over intellectual property rights is not uncommon in our industry. We may face infringement claims from third parties, or we may have to resort to litigation to protect our intellectual property rights. We expect that infringement or misappropriation claims will be more frequent as the number of products, feature sets in software and services and the number of competitors grows in the market segments in which we do business. Any litigation, regardless of its success, would probably be costly and require significant time and attention of our key management and technical personnel. An adverse result in litigation could also force us to:
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
     We believe that stock options are a key element in our ability to attract and retain employees in the markets in which we operate. In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004), Share-based Payment, which requires public companies to recognize, as an expense, the fair value of stock option and other stock-based compensation to employees. We have adopted these requirements effective in the annual reporting period commencing January 1, 2006. Prior to this reporting period, we used the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we did not consider stock option grants issued under our employee stock option plans to be compensation when the exercise price of stock option was equal to or greater than the fair market value on the date of grant. Beginning January 1, 2006, we have recorded a compensation charge as stock options or other stock-based compensation awards are issued or as they vest, including the compensation related to the unvested portion of options that were granted prior to January 1, 2006. This compensation charge was based on a calculated value of the option or other stock-based award using the modified prospective transition method and the Black-Scholes model. This incremental stock-based compensation expense has and will have a material adverse effect on our reported results.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In November 2004, the Company’s Board of Directors authorized a stock repurchase program to reacquire up to $50.0 million of common stock. The term of the stock repurchase plan was set at twelve (12) months from the date of authorization. In February 2005, the Company’s Board of Directors increased the amount authorized for repurchase from $50.0 million to $75.0 million, extended the term of the program from twelve (12) to twenty-four (24) months following the date of original authorization and increased certain predetermined pricing formulas. In April 2005 the Company’s Board of Directors authorized a modification to the stock repurchase program to delete certain elements that provided for systematic repurchases.
     As of December 31, 2005, the Company had repurchased and retired 8.2 million shares of our common stock at an average price of $6.06 per share for an aggregate purchase price of $49.6 million since inception of the stock repurchase program. As of December 31, 2005, the remaining authorized amount for stock repurchases under this program was $25.4 million.
     In February 2006, The Company’s Board of Directors approved an increase in the amount authorized for repurchase under the plan from $75.0 million to $100.0 million and extended the term of the program from twenty-four (24) to thirty-six (36) months following the date of original authorization. During the first quarter of fiscal 2006, the Company repurchased and retired 1.0 million shares of SonicWALL common stock at an average price of $6.88 per share for an aggregate purchase price of $7.0 million. As of March 31, 2006, the remaining authorized amount for stock repurchase under this program is $43.4 million.
     Issuer Purchases of Equity Securities (in thousands, except per-share amounts)

	Total		Total Number of Shares	Value of Shares That
	Number of	Average	Purchased as Part of	May Yet be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs
January 1, 2006 to January 31, 2006	None	None	None	$50,426
February 1, 2006 to February 28, 2006	545	$6.81	545	$46,715
March 1, 2006 to March 31, 2006	478	$6.96	478	$43,390

Total	1,023	$6.88	1,023

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

Dated: May 10, 2006

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