Form 10-Q
period 2006-06-30
SONICWALL INC
filed 2006-08-04
CIK 1093885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at June 30, 2006

Common Stock, no par value	64,700,126 Shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SONICWALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$51,730	$42,593
Short-term investments	165,650	197,849
Accounts receivable, net	18,545	13,113
Inventories	4,912	3,707
Prepaid expenses and other current assets	12,944	7,331

Total current assets	253,781	264,593

Property and equipment, net	3,806	2,595
Goodwill, purchased intangibles and other assets, net	148,105	120,495

	$405,692	$387,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,232	$7,445
Accrued payroll and related benefits	11,132	9,054
Accrued restructuring	854	(7)
Other accrued liabilities	11,638	6,284
Deferred revenue	55,670	44,642
Income taxes payable	1,214	95

Total current liabilities	90,740	67,513

Deferred revenue, non-current	1,733	—

Total liabilities	92,473	67,513

Stockholders’ Equity	313,219	320,170

	$405,692	$387,683

(1)	Amounts as of December 31, 2005 have been derived from the audited financial statements as of the same date.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
	(Unaudited)
Revenue:
Product	$22,709	$19,032	$43,793	$37,640
License and service	21,105	14,054	39,844	27,251

Total revenue	43,814	33,086	83,637	64,891
Cost of revenue:
Product	9,571	6,879	18,467	13,333
License and service	3,314	1,932	5,802	3,903
Amortization of purchased technology	1,558	1,136	2,923	2,272

Total cost of revenue	14,443	9,947	27,192	19,508

Gross profit	29,371	23,139	56,445	45,383

Operating expenses:
Research and development	8,758	5,647	17,228	11,028
Sales and marketing	18,858	12,946	36,685	25,117
General and administrative	4,976	3,997	9,650	7,547
Amortization of purchased intangible assets	734	703	1,535	1,406
Restructuring charges	17	—	1,409	—
In-process research and development	—	—	1,580	—

Total operating expenses	33,343	23,293	68,087	45,098

(Loss) income from operations	(3,972)	(154)	(11,642)	285

Interest income and other expense, net	2,143	1,564	4,310	2,920

(Loss) income before income taxes	(1,829)	1,410	(7,332)	3,205
Provision for income taxes	(1,543)	(171)	(1,621)	(292)

Net (loss) income	$(3,372)	$1,239	$(8,953)	$2,913

Net (loss) income per share:
Basic	$(0.05)	$0.02	$(0.14)	$0.05

Diluted	$(0.05)	$0.02	$(0.14)	$0.04

Shares used in computing (net loss) net income per share:
Basic	64,479	63,995	64,647	64,656
Diluted	64,479	65,595	64,647	66,560

The accompanying notes are an integral part of these condensed consolidated financial statements

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(8,953)	$2,913
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,435	4,997
Adjustment of goodwill	(338)	—
In-process research and development	1,580	—
Reduction in allowance for doubtful accounts and other	67	92
Stock-based compensation expense related to employee stock options and employee stock purchases	5,910	(65)
Non-cash restructuring charges	1,409	—
Changes in operating assets and liabilities:
Accounts receivable	(4,164)	(5,177)
Inventories	(1,043)	(1,154)
Prepaid expenses and other current assets	(755)	(1,261)
Other assets	75	173
Accounts payable	1,225	1,770
Accrued payroll and related benefits	1,610	404
Accrued restructuring	(1,383)	—
Other accrued liabilities	4,898	(1,086)
Deferred revenue	10,366	7,214
Income taxes payable	1,119	30

Net cash provided by operating activities	17,058	8,850

Cash flows from investing activities:
Purchase of property and equipment	(1,922)	(319)
Cash paid for acquisitions, net of cash acquired	(29,545)	—
Increase in restricted cash in escrow	(4,636)	—
Maturity and sale of short-term investments	112,137	113,147
Purchase of short-term investments	(80,421)	(82,096)

Net cash (used in) provided by investing activities	(4,387)	30,732

Cash flows from financing activities:
Issuance of common stock under employee stock options and purchase plans	5,583	1,647
Repurchase of common stock	(9,117)	(30,218)

Net cash used in financing activities	(3,534)	(28,571)

Net increase in cash and cash equivalents	9,137	11,011
Cash and cash equivalents at beginning of period	42,593	23,446

Cash and cash equivalents at end of period	$51,730	$34,457

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on short-term investments, net of taxes	$(483)	$(169)
The accompanying notes are an integral part of these condensed consolidated financial statements

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. CONSOLIDATED FINANCIAL STATEMENTS
     The accompanying condensed consolidated financial statements have been prepared by SonicWALL, Inc. (the “Company”), are unaudited and reflect all adjustments which are normal, recurring and, in the opinion of management, necessary for a fair statement of the financial position and the results of operations of the Company for the interim periods presented. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The condensed consolidated statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005 as set forth in the Company’s Annual Report on Form 10-K filed with SEC on March 15, 2006.
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
3. CRITICAL ACCOUNTING POLICIES
     There have been no material changes to any of the Company’s critical accounting policies and critical accounting estimates as disclosed in our annual report on From 10-K for the year ended December 31, 2005 with the exception of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123R) by the Company as described below.
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
     The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the six months ended June 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three months and six months ended June 30, 2006 was $3.4 million and $5.9 million, respectively, which consisted of stock-based compensation expense related to employee stock options in the amount of $3.2 million and $5.6 million, respectively and expense related to employee stock purchases in the amount of $213,000 and $322,000, respectively. The reversal of the stock-based compensation expense of $10,000 and $65,000 for the three and six months ended June 30, 2005, respectively, was related to employee stock options, which the Company recognized under APB 25. See Note 12 for additional information on share-based compensation.
     SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Operations. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123).

     Stock-based compensation expense recognized during the three and six months ended June 30, 2006 is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company continued to use the straight-line single option method. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the first and second quarter of fiscal 2006, which is based on awards ultimately expected to vest, has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
     Upon adoption of SFAS 123R, the Company continued to use the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under SFAS 123. For additional information, see Note 12. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
     The following table reflects net (loss) income and basic and diluted net (loss) income per share for the three and six months ended June 30, 2006 compared with the pro forma information for the three and six months ended June 30, 2005 (in thousands except per-share date):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net (loss) income — prior to effect of stock-based compensation expense (1)	$(22)	$1,249	$(3,043)	$2,848
Stock-based compensation expense, net of related tax effect (2)	(3,350)	(3,816)	(5,910)	(9,607)

Net loss, including the effect of stock-based compensation expense (3)	$(3,372)	$(2,567)	$(8,953)	$(6,759)

Basic net income (loss) per share — prior to effect of stock-based compensation expense (1)	$(0.00)	$0.02	$(0.05)	$0.05

Diluted net income (loss) per share — prior to effect of stock-based compensation expense (1)	$(0.00)	$0.02	$(0.05)	$0.04

Basic and diluted net loss per share, including the effect of stock-based compensation expense (3)	$(0.05)	$(0.04)	$(0.14)	$(0.10)

(1)	Net income and net income per share prior to January 1, 2006 did not include stock-based compensation expense for employee stock options and employee stock purchase under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.

(2)	Stock-based compensation expense prior to January 1, 2006 was calculated based on the pro forma application of SFAS 123.

(3)	Net loss and net loss per share prior to January 1, 2006 represents pro forma information based on SFAS 123.
     The compensation cost under SFAS 123R that has been charged against the Company’s results of operations was as follows for the three and six months ended June 30, 2006 (in thousands except per-share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006
Cost of sales — Product	$117	$191
Cost of sales — License and service	40	61

Stock-based compensation expense included in cost of sales	157	252

Research and development	1,107	1,888
Sales and marketing	1,052	1,961
General and administrative	1,034	1,809

Stock-based compensation expense included in operating expenses	3,193	5,658

Stock-based compensation expense before taxes	3,350	5,910

Income tax benefit	—	—

Stock-based compensation expense after taxes	$3,350	$5,910

Effect on net loss per share:
Basic and diluted	$0.05	$0.09

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
          The Company allocated the purchase price based upon the fair value of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been allocated to the identified intangible assets in accordance with the requirements of SFAS 141 and SFAS 142, Goodwill and Other Intangible Assets. The following is the preliminary allocation of the purchase consideration (in thousands):

Net tangible liabilities	$(3,537)
Intangible assets	$3,590
IPR&D	$1,580
Goodwill	$28,163

Total purchase consideration	$29,796

          The acquired intangible assets consist of the following: (1) $2.7 million of purchased technology that will be amortized over its estimated useful life of four years; (2) $0.6 million of customer base value that will be amortized over six years; and (3) $0.3 million of technology licenses and non-compete covenants that will be amortized over a period of 4 to 24 months.
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
5. GOODWILL and PURCHASED INTANGIBLES
     The following table presents the changes in goodwill (in thousands):

	June 30,
	2006	2005
Balance as of beginning of the fiscal year	$109,005	$97,953
MailFrontier acquisition	28,163	—
Adjustments (1)	381	—

Balance as of end of the period	$137,549	$97,953

Note:

(1)	The adjustments represent the true-up of cost at the time of the acquisitions related to MailFrontier and Lasso Logic.

          Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, requires that goodwill and certain intangible assets with an indefinite useful life be reviewed for impairment on an annual basis. In addition, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The Company will periodically evaluate if there are any events or indicators that would require an impairment assessment of the carrying value of the goodwill between each annual impairment assessment. For the three and six months ended June 30, 2006, no indicators of goodwill impairment were identified. The Company has elected to perform its annual impairment analysis during the fourth quarter of each year.
     Intangible assets consist of the following (in thousands):

	Weighted	June 30, 2006			December 31, 2005
	Average
	Amortization	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net

Purchased technology	68 months	$34,471	$(26,109)	$8,362	$31,771	$(23,190)	$8,581
Non-compete agreements	36 months	7,249	(7,057)	192	7,019	(7,019)	—
Customer base	69 months	18,770	(17,124)	1,646	18,140	(15,694)	2,446
Other	16 months	500	(475)	25	470	(404)	66

Total intangibles		$60,990	$(50,765)	$10,225	$57,400	$(46,307)	$11,093

     Estimated future intangible amortization expense to be included in both cost of revenue and operating expense is as follows (in thousands):

	Cost of	Operating
Fiscal Year	Revenue	Expense
2006 (third and fourth quarter)	$2,464	$1,186
2007	1,635	220
2008	1,635	124
2009	1,635	105
2010	993	105
Thereafter	—	123

Total	$8,362	$1,863

6. NET INCOME (LOSS) PER SHARE
     The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net (loss) income	$(3,372)	$1,239	$(8,953)	$2,913

Denominator:
Weighted average shares used to compute basic EPS	64,479	63,995	64,647	64,656
Effect of dilutive securities:
Dilutive common stock equivalents	—	1,545	—	1,849
Dilutive common stock warrants	—	55	—	55

Weighted average shares used to compute diluted EPS	64,479	65,595	64,647	66,560

Net (loss) income per share:
Basic	$(0.05)	$0.02	$(0.14)	$0.05

Diluted	$(0.05)	$0.02	$(0.14)	$0.04

     For the six months ended June 30, 2006, potentially dilutive securities of approximately 1.3 million shares consisting of options with a weighted average exercise price of $20.78, have not been considered in the computation of net loss per share as these options’ exercise prices were greater than the average market price of common shares for the period. In addition, 2.4 million and 2.5 million potentially dilutive shares were excluded in the computation of net loss per share for the three and six months ended June 30, 2006, respectively, because of our net loss position during these periods.
     For the six months ended June 30, 2005, potentially dilutive securities of approximately 5.6 million shares consisting of options with a weighted average exercise price of $8.32, have not been considered in the computation of net income per share as these options’ exercise prices were greater than the average market price of common shares for the period.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net (loss) income	$(3,372)	$1,239	$(8,953)	$2,913
Unrealized loss on investment securities, net of taxes	(286)	463	(483)	(169)

Comprehensive (loss) income, net of tax	$(3,658)	$1,702	$(9,436)	$2,744

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

9. RESTRUCTURING CHARGES
     2006 Restructuring Plan
          During the first quarter of fiscal 2006, the Company commenced the implementation of a 2006 restructuring plan associated primarily with the integration of companies acquired during the fourth quarter of 2005 and the first quarter of 2006 as well as other employee reductions. The Company continues to take advantage of opportunities to further reduce costs by better integrating and realigning certain of the Company’s functions. The restructuring activities were recorded in accordance with Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) and Statement of Financial Accounting No. 112, Employees’ Accounting for Postemployment Benefits (SFAS 112). Accordingly, the Company recorded $1.4 million in restructuring expenses related to costs associated with workforce reduction across multiple geographic regions and functions. Furthermore, the Company recorded additional restructuring costs of $835,000 in connection with the integration of acquired businesses. The additional restructuring costs were charged to goodwill and consisted primarily of severance costs of $553,000 and excess facility costs of $282,000 related to a lease commitment for space no longer needed. As of June 30, 2006 the Company’s total restructuring accrual was $854,000.
          The following tables set forth an analysis of the components of all restructuring plans and the payments made for the plans from December 31, 2005 to June 30, 2006 (in thousands):

	Employee
	Severance
	Benefits	Facility Costs	Total
Accrual balance at December 31, 2005	$—	$(7)	$(7)
Restructuring charges incurred	1,392	—	1,392
Amount charged to goodwill	553	282	835
Cash payments	(582)	(26)	(608)

Accrual balance at March 31, 2006	$1,363	$249	$1,612
Cash payments	(526)	(249)	(775)
Adjustments	17	—	17

Accrual balance at June 30, 2006	$854	$—	$854

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
          Future minimum lease commitments at June 30, 2006 under all non-cancelable operating leases with an initial term in excess of one year were as follows (in thousands):

2006 (third, and fourth quarter)	$17
2007	163
2008	530
2009	388
Thereafter	—

$1,098

     Purchase Commitments
          The Company outsources its manufacturing function to third party contract manufacturers, and as of June 30, 2006 it had purchase obligations totaling $17.4 million. Of this amount, $10.1 million cannot be cancelled. The Company is contingently liable for any inventory owned by a contract manufacturer that becomes excess and obsolete. As of June 30, 2006, $75,000 had been accrued for excess and obsolete inventory. In addition, in the normal course of business the Company had $3.2 million in non-cancelable purchase commitments.

          Product Warranties
          The Company’s standard warranty period for hardware is one to two years and includes repair or replacement obligations for units with product defects. The Company’s software products carry a 90-day warranty and include technical assistance, bug fixes and feature updates. The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates. If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required. The Company concluded that no adjustment to pre-existing warranty accruals were necessary in the six months ended June 30, 2006 and 2005. A reconciliation of the changes to the Company’s warranty accrual as of June 30, 2006 and 2005 is as follows (in thousands):

	Six Months Ended
	June 30,
	2006	2005
Beginning balance	$800	$1,071
Accruals for warranties issued	577	195
Settlements made during the period	(279)	(352)

Ending balance	$1,098	$914

     Guarantees and Indemnification Agreements
          The Company enters into standard indemnification agreements in its ordinary course of business. As part of its standard distribution agreements, the Company, indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products, software or services. The indemnification agreements commence upon execution of the agreement and do not have specific terms. The maximum potential amount of future payments the Company could be required to make under these agreements is not limited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.
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
     Legal Proceedings
          On March 13, 2006, eSoft, Inc. (“eSoft”) filed a complaint captioned eSoft, Inc. v. SonicWALL, Inc., No. 06-CV-00445, in the United States District Court for the District of Colorado. The Complaint alleges that the Company has willfully infringed, actively induced the infringement of and/or knowingly contributorily infringed U.S. Patent No. 6,961,773 and seeks (1) a judgment that the Company has willfully infringed, actively induced the infringement and/or knowingly contributorily infringed the patent, (2) the award of an unspecified amount of trebled damages, together with expenses, costs and attorneys’ fees and (3) permanent injunctive relief restraining and enjoining the Company from infringing the patent. On April 3, 2006 the Company filed an answer denying infringement and asserting various affirmative defenses. The Company intends to vigorously defend this action. As a result, no loss has been accrued in the Company’s financial statements as of June 30, 2006.
          On or about July 13, 2006, the parties in the matter of Watchguard Technologies (“Watchguard”) v. Michael Valentine and SonicWALL, filed in the United States District Court for the Northern District of Texas, No. 305CV0572K, executed a Settlement and General Release Agreement. On July 20, 2006, the Court approved the Order Granting Joint Stipulation of Dismissal with Prejudice of

Complaint and Counterclaim in this matter. The Company and Watchguard each issued a press release announcing that the parties had conclusively resolved the lawsuit filed by Watchguard and the counterclaim filed in the same action by Mr. Valentine against Watchguard . The action has been resolved to the mutual satisfaction of the parties. No party to the lawsuit admitted or conceded any liability and each party expressly denied any liability. The terms of the resolution are confidential.
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
     The Company has had a full valuation allowance against its net deferred tax assets for all periods presented because the Company determined that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future due to historical operating losses. The deferred tax assets related to the acquired companies, if and when realized, will be used to reduce the amount of goodwill and intangibles recorded at the date of acquisition. Valuation allowances have been recorded for this portion of these deferred tax assets as a result of the uncertainties regarding realization of the assets based upon the limitation on the use of the net operation losses in the future. The Company’s income (loss) before income taxes was earned in domestic and foreign jurisdictions.
12. SHAREHOLDER’S EQUITY
     1999 Employee Stock Purchase Plan
          In August 1999, the Company’s Board of Directors adopted and the shareholders approved the 1999 Employee Stock Purchase Plan (the “1999 ESPP”). The 1999 ESPP is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount and was effective on the effective date of our initial public offering. Except for the first offering period, each offering period is for one year and consists of two six-month purchase periods. The first offering period commenced on the date of the Company’s initial public offering and ended July 31, 2001. All subsequent offering periods begin on August 1 and February 1. The purchase price for shares of common stock under the 1999 ESPP is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or the last day of each purchase period.
          The total number of shares currently reserved for issuance under the 1999 ESPP is 2,525,000 shares. At June 30, 2006, 802,503 shares were available for issuance under the 1999 ESPP. During the six months ended June 30, 2006 and 2005, 179,000 and 139,000 shares of Common Stock, respectively, were issued under the Company’s employee stock purchase plan.
     Stock Option Plans
          The Company’s Stock Option Plans (the “Plans”), as amended, authorize the Board of Directors to grant incentive stock options and nonstatutory stock options to employees, directors and consultants to purchase up to a total of 33,689,384 shares of the Company’s common stock. Under the Plans, incentive stock options are granted at an exercise price that is not to be less than 100% of the fair market value of the Company’s common stock on the date of grant, as determined by the Company’s Board of Directors. Nonqualified stock options are granted at a price that is not to be less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Generally, options granted under the Plans are exercisable for a period of ten years after the date of grant, and vest over four years. During the three months ended June 30, 2006 and 2005, 687,000 and 218,000 shares of common stock, respectively, were issued upon the exercise of options under the Company’s stock option plans. For the six months ended June 30, 2006 and 2005, shares of common stock that were issued upon exercise of options under the Company’s stock option plans were 768,000 and 352,000, respectively.

     Stock Repurchase Program
          In February 2006, the Company’s Board of Directors approved an increase in the amount authorized for repurchase under the Company’s share repurchase program from $75.0 million to $100.0 million and extended the term of the program from twenty-four (24) months to thirty-six (36) months following the date of original authorization. During the second quarter of fiscal 2006, the Company repurchased and retired approximately 250,000 shares of SonicWALL common stock at an average price of $8.33 per share for an aggregate purchase price of $2.1 million. For the six months ending June 30, 2006, the Company has repurchased and retired approximately 1.3 million shares of SonicWALL common stock at an average price of $7.16 per share for an aggregate purchase price of $9.1 million. As of June 30, 2006, the remaining authorized amount for stock repurchase under this program is $41.3 million.
          The purchase price for the shares of the Company’s common stock repurchased was reflected as a reduction to shareholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” the Company allocated the purchase price of the repurchased shares as a reduction to retained earnings and common stock and additional paid-in capital.
     General Information about Stock Options
          The following table summarizes option activity under the stock option plans:

		Options Outstanding
			Weighted
	Options		Average
	Available for	Number	Exercise Price
	Grant	Outstanding	per Share

Balance at December 31, 2005	347,565	16,823,438	$6.33
Granted	(816,500)	816,500	$7.51
Assumed in acquisition	—	76,848	$1.46
Exercised	—	(80,912)	$5.72
Cancelled/forfeited/expired	587,757	(604,394)	$6.32
Additional shares reserved	2,601,046	—	—

Balance at March 31, 2006	2,719,868	17,031,480	$6.37
Granted	(614,000)	614,000	$8.37
Exercised	—	(687,237)	$6.18
Cancelled/forfeited/expired	565,724	(579,294)	$7.03

Balance at June 30, 2006	2,671,592	16,378,949	$6.44

     The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2006:

	Options Outstanding				Option Exercisable
		Weighted				Weighted
		Average	Weighted			Average
		Remaining	Average			Exercise
Range of Exercise	Number	Contractual Life	Exercise Price	Aggregate Intrinsic	Number	Price per	Aggregate
Prices	Outstanding	(in Years)	per Share	Value	Exercisable	Share	Intrinsic Value
$0.30-$0.39	55,692	8.3	$0.30	$483,770	30,030	$0.30	$260,846
$0.63-$0.94	5,876	2.3	0.91	47,476	939	0.89	7,609
$1.41-$1.42	44,634	3.6	1.41	338,284	10,021	1.41	75,918
$2.87-$4.28	3,254,544	6.6	3.44	18,067,480	2,659,002	3.43	14,833,095
$4.48-$6.61	5,716,294	7.6	5.68	18,898,330	2,851,161	5.63	9,586,291
$6.75-$9.85	6,975,155	8.8	7.66	9,340,132	1,821,985	7.70	2,377,062
$10.57-$12.75	88,144	4.5	11.28	—	88,144	11.28	—
$15.88-$18.79	118,610	5.0	17.67	—	118,610	17.67	—
$29.75-$29.75	20,000	3.9	29.75	—	20,000	29.75	—
$45.56-$45.57	100,000	4.0	45.56	—	100,000	45.56	—

Total	16,378,949	7.8	$6.44	$47,175,472	7,699,892	$6.16	$27,140,821

     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $8.99 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 7.4 million.
     The weighted average grant-date fair value of options granted during the three months ended June 30, 2006 was $3.10 per share. The total fair value of shares vested during the three months ended June 30, 2006 was $3.0 million. The total intrinsic value of options exercised during the three months ended June 30, 2006 was $1.5 million. The total cash received from employees as a result of employee stock option exercises and employee stock purchase plan during the three months ended June 30, 2006 was $4.2 million. The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 was $3.09 per share. The total fair value of shares vested during the six months ended June 30, 2006 was $6.4 million. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $1.7 million. The total cash received from employees as a result of employee stock option exercises and employee stock purchase plan during the six months ended June 30, 2006 was $5.6 million. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position. The weighted average remaining contractual term for options exercisable at June 30, 2006 was 6.81 years. The Company issues new shares of common stock upon exercise of stock options. The total compensation cost related to non-vested awards not yet recognized at June 30, 2006 was $26.3 million and the weighted-average period over which the total compensation cost related to non-vested awards not yet recognized is expected to be recognized was 2.61 years.
     The Company has assumed certain option plans in connection with business combinations. Generally, the options granted under these plans have terms similar to the Company’s own options. The exercise prices of such options have been adjusted to reflect the relative exchange ratios.

     The assumptions used to estimate the fair value of stock options granted under the Company’s Stock Option Plans and stock purchase rights granted under the Employee Stock Purchase Plan for the three and six months ended June 30, 2006 and 2005 are as follows:

	Options		ESPP
	Three Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Expected volatility	46%	48% to 71%	32% to 45%	60%
Risk-free interest rate	5.02%	3.46% to 4.43%	3.9% to 4.6%	1.00% to 2.77%
Expected term (in years)	3.12 years	3.1 to 4 years	0.5 to 1 year	0.5 year
Dividend yield	0%	0%	0%	0%
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
     Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behaviour as influenced by changes to the terms of its stock-based awards.
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
     Effective January 1, 2005, the Company modified the terms of the defined contribution retirement plan to provide a discretionary matching contribution amount which is currently 50% of the employee contribution up to a maximum of $2,000 annually for each participant. All such employer contributions vest immediately. As a result, the Company has expensed approximately $118,000 and $106,000 during the three months ended June 30, 2006 and 2005, respectively and $439,000 and $367,000 for the six months ended June 30, 2006 and 2005, respectively.
   Deferred Compensation Plan
     In June 2004, SonicWALL adopted a deferred compensation plan (DCP) to provide specified benefits to, and help retain, a select group of management and highly compensated employees and directors (Participants) who contribute materially to the Company’s continued growth, development and future business success. Under the DCP, Participants may defer up to 80% of their salary and up to 100% of their annual bonus and commission. Each Participant’s deferral account is credited with an amount equal to the net investment return of one or more equity or bond funds selected by the Participant. Amounts in a Participant’s deferral account represent an unsecured claim against the Company’s assets and are paid, pursuant to the Participant’s election, in a lump-sum or in quarterly installments at a specified date during the participant’s employment or upon the Participant’s termination of employment with the Company. The Company pays for the insurance coverage provided under this plan, but does not make any contributions to this plan. At June 30, 2006, the trust assets and the corresponding deferred compensation liability were $1,997,000 and $2,025,000, respectively, and are included in other current assets and other current liabilities, respectively.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Form 10-Q contains forward-looking statements which relate to future events or our future financial performance. In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. In addition, forward-looking statements in this document include, but are not limited to, those regarding our ability to generate additional revenue as a results of introducing more service options on our platforms, the level of comfort of our channel partners in offering our solutions to their customers, the growth of the Network Security, Secure Content Management and Business Continuity markets, the impact of a failure to achieve greater international sales ,our ability to deliver comprehensive solutions to channel partners, the positive characteristics of our software license and service revenue model on future revenue growth, expected competition in the Internet security market and our ability to compete in markets in which we participate; impact of service renewal rates on lowering selling and marketing expense, our ability to achieve increased incremental revenue per transaction through success of our software license and service revenue model, the impact of IT spending on demand for our products and services, the current and likely future impact of stock based compensation expense as required by SFAS 123R on reported operating results, anticipated revenue contributions of new continuous data protection, email security and SSL-VPN products and related services; our ability to successfully introduce new products and services; pricing pressures on our solution based offerings; the growth in market opportunity for license and subscription services offerings, the combination of subscription services and new product offerings as a source of added revenue opportunity, our ability to sustain success in targeted vertical markets; assessment of future effective tax rates and the continued need for a valuation allowance; the potential for product gross margins to erode based upon changes in product mix, downward pressure on product pricing or upward pressure on production costs, the impact of product mix on product gross profits; our ability to maintain investment in current and future product development and enhancement efforts, the introduction of new products and the broadening of existing product offerings, the rate of change of general and administrative expenses, the impact of geopolitical and macro-economic conditions on demand for our offerings;; the ability of our contract manufacturers to meet our requirements; the belief that existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months; factors potentially impacting operating cash flows in future periods; and the impact of litigation on future liquidity and capital reserves. . These statements are only predictions, and they are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth herein under the heading “Risk Factors” and also under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission. References to “we,” “our,” and “us” refer to SonicWALL, Inc. and its subsidiaries
Overview
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
     We generate revenue primarily from the sale of four items: (1) products, (2) software licenses, (3) subscriptions for services such as content filtering, anti-virus protection and intrusion prevention, offsite data backup, email protection, and (4) other services such as extended warranty and service contracts, training, consulting and engineering services.
     We currently outsource our hardware manufacturing and assembly to contract manufacturers. Flash Electronics manufactures and assembles many of our products at facilities in both the U.S. and China. Our agreement with Flash Electronics provides for automatic renewal terms of one (1) year each June 4th unless cancelled by either party upon 90 days prior written notice by either party. SerComm Corporation of Taiwan manufactures and assembles certain of our products at facilities located in Taiwan. Our agreement with SerComm specifies automatic (1) year renewal terms on January 20th unless terminated by either party upon 90 days prior written notice. Outsourcing our manufacturing and assembly enables us to reduce fixed overhead and personnel costs and to provide flexibility in meeting market demand.

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
     We seek to provide our channel partners and customers with differentiated solutions that are innovative, easy to use, reliable, and provide good value. To support this commitment, we dedicate significant resources to developing new products and marketing our products to our channel partners and end-user customers.
Key Success Factors of our Business
     We believe that there are several key success factors of our business, and that we create value in our business by focusing on our execution in these areas.
   Channel
     Our distributors and resellers provide a valuable service in assisting end-users in the design, implementation and service of our security, productivity, data protection, and mobility applications. We support our distribution and channel partners with sales, marketing and technical support to help them create and fulfill demand for our offerings. With this business model, we reduce the potential for conflict with our channel. We also focus on helping our channel partners succeed with our products by concentrating on cost efficiencies in the distribution channel, comprehensive reseller training and certification, and support for our channel’s sales activities.
   Product and Service Platform
     Our products serve as a platform for revenue generation for both us and our channel partners. Each appliance sale can result in additional revenue through the simultaneous or subsequent sale of add-on software licenses, such as our Global Management System, or through the sale of additional value-added subscription services, such as Content Filtering; client Anti-Virus and integrated Gateway Anti-Virus; Anti-Spyware and Intrusion Prevention Services; e-mail protection and off-site data backup. We plan to introduce more service options for our platforms, which will allow us to generate additional revenue from both our installed base of platforms as well as from those services coupled to incremental product sales.
   Distributed Architecture
     Our security solutions are based on a distributed architecture, which we believe allows our offerings to be deployed and managed at the most efficient location in the network. For example, we can provide protection at the gateway and enforced protection at the client level, and our solutions can monitor and report on network activity. Thus, we are providing our customers and their service providers with mechanisms to enforce the networking and security policies they have defined for their business. We also use the flexibility of this architecture to allow us to enable new functionality in already-deployed platforms through the provisioning of an electronic key, which may be distributed through the Internet. This ability often provides benefits to both us and our end-users, because there is no need to modify, physically adjust or replace devices, which might create a significant burden on the Company, channel partner or end-user where there are a large number of products installed or where the platforms are distributed over a broad area.
   Market Acceptance
     We began offering integrated security appliances in 1997, and since that time we have shipped approximately 860,000 revenue units. When measured by units shipped, we are typically among the top three suppliers in the markets in which we compete. Our experience in serving a broad market and installed base of customers provides us with opportunities to become a leader in the areas of ease-of-use and reduced total cost of ownership. Additionally, our demonstrated market acceptance provides our current and prospective channel partners with an increased level of comfort when deciding to offer our products to their customers.
   Integrated Design
     Our platforms utilize a highly integrated design in order to improve ease-of-use, lower acquisition and operational costs for our customers, and enhance performance. Various models also integrate functionality to support different internet connection alternatives.

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
     If we fail to structure our distribution relationships in a manner consistent with marketplace requirements and on favorable terms, revenue from our international operations may decrease.
   License and Services Revenue
     We believe that the software license and services component of our revenue has several characteristics that are positive for our business as a whole: our license and services revenue is associated with a higher gross profit than our product revenue; the subscription services component of license and services revenue is recognized ratably over the services period, and thus provides in aggregate a more predictable revenue stream than product revenue, which is generally recognized at the time of the sale; and to the extent that we are able to achieve good renewal rates, we have the opportunity to lower our selling and marketing expenses attributable to that segment. If we are successful in licensing our software and selling our services to both our installed base and in conjunction with our new product sales, we will likely be able to generate incremental revenue out of each product transaction. However, should we not achieve reasonable rates of selling associated services to our installed base or as part of new product sales, or realize lower subscription service renewal rates, we risk having our revenue concentrated in more unpredictable product and license sales.
   Macro-Economic Factors Affecting IT Spending
     We believe that our products and services are subject to the macro-economic factors that affect much of the IT market. Growing IT budgets and an increased funding for projects to provide security, mobility, data protection and productivity could drive product upgrade cycles and/or create demand for new applications of our products. Contractions in IT spending can affect our revenue by causing projects incorporating our products and services to be delayed and/or canceled.
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
Critical Accounting Policies and Critical Accounting Estimates
     The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe that the judgments, assumptions and estimates upon which we rely are reasonable based upon information available to us at the time that these judgments, assumptions and estimates are made. However, any differences between these judgments, assumptions and estimates and actual results could have a material impact on our statement of operations and financial condition. The accounting policies that reflect our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (1) revenue recognition; (2) sales returns and other allowances, allowance for doubtful accounts and warranty reserve; (3) valuation of inventory; (4) accounting for income taxes; (5) valuation of long-lived and intangible assets and goodwill and (6) stock-based compensation. There have been no material changes to any of our critical accounting policies and critical accounting estimates as disclosed in Part II, Item 7 of our annual report on From 10-K for the year ended December 31, 2005 with the exception of the adoption of SFAS 123R in the first quarter of 2006 as discussed in the accompanying financial statements.

RESULTS OF OPERATIONS
     The following table sets forth certain consolidated financial data for the periods indicated as percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Product	51.8%	57.5%	52.4%	58.0%
License and service	48.2%	42.5%	47.6%	42.0%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Product	21.8%	20.8%	22.1%	20.5%
License and service	7.6%	5.8%	6.9%	6.1%
Amortization of purchased technology	3.6%	3.5%	3.5%	3.5%

Total cost of revenue	33.0%	30.1%	32.5%	30.1%

Gross profit	67.0%	69.9%	67.5%	69.9%

Operating expenses:
Research and development	20.0%	17.0%	20.6%	17.0%
Sales and marketing	43.0%	39.1%	43.9%	38.7%
General and administrative	11.4%	12.1%	11.5%	11.6%
Amortization of purchased intangible assets	1.7%	2.2%	1.8%	2.2%
Restructuring charges	0.0%	0.0%	1.7%	0.0%
In-process research and development	0.0%	0.0%	1.9%	0.0%

Total operating expenses	76.1%	70.4%	81.4%	69.5%

(Loss) income from operations	-9.1%	-0.5%	-13.9%	0.4%
Interest income and other expense, net	4.9%	4.7%	5.2%	4.5%

(Loss) income before income taxes	-4.2%	4.2%	-8.7%	4.9%
Provision for income taxes	-3.5%	-0.5%	-1.9%	-0.4%

Net (loss) income	-7.7%	3.7%	-10.6%	4.5%

     For the three and six months ending June 30, 2006, total SFAS 123R stock-based compensation cost as a percent of total revenue was 7.6% and 7.1% respectively. For the second quarter, the SFAS 123R stock-based compensation cost was allocated as follows: 0.4% to cost of revenue, 2.5% to research and development, 2.4% to sales and marketing and 2.3% to general and administrative. For the six months ending June 30, 2006, such cost was allocated as follows: 0.3% to cost of revenue, 2.3% to research and development, 2.3% to sales and marketing and 2.2% to general and administrative.
   Revenue (in thousands, except for percentage data)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2006	2005	Variance	2006	2005	$ Variance
Product	$22,709	$19,032	19%	$43,793	$37,640	16%
Percentage of total revenue	52%	58%		52%	58%
License and service	21,105	14,054	50%	39,844	27,251	46%
Percentage of total revenue	48%	42%		48%	42%

Total revenue	$43,814	$33,086	32%	$83,637	$64,891	29%

   Product Revenue
     We shipped approximately 46,000 and 91,000 revenue units, respectively, in the three and six month periods ended June 30, 2006 as compared to 40,000 and 77,000 revenue units shipped in the three and six month periods ended June 30, 2005. The increase in unit sales in the three and six months period ended June 30, 2006 compared to the corresponding periods in 2005 was primarily due to increased unit sales of our TZ and Pro products along with the unit sales of new products in continuous data protection, email security and SSL-VPN that were not available in the corresponding periods of 2005.
     Product revenue was approximately $22.7 million and $43.8 million, respectively, in the three and six month periods ended June 30, 2006 as compared to $19.0 million and $42.2 million, respectively, for the corresponding periods of 2005. The increase in product revenue was primarily due to increased sales of our Pro products and sales of new products in continuous data protection, email security and SSL-VPN that were not available in the corresponding periods of 2005, partially offset by a decrease in product revenue from our TZ products. We expect new products to be a continuing source of additional revenue.
   License and Service Revenue
     License and service revenue is derived primarily from licensing of software products, such as our Global Management System, enhancements to our “SonicOS” operating system, node upgrades, sales of subscription services such as Content Filtering, client Anti-Virus and integrated Gateway Anti-Virus, Anti-Spyware and Intrusion Prevention and extended service contracts. In addition, we generate license and service revenue from the sale of extended service contracts and professional services related to training, consulting and engineering services. We have experienced significant growth in license and services revenue and expect the market opportunity for our license and subscription service offerings, in particular, to grow as customer awareness around the dynamic requirements of unified network threat prevention and management becomes more pervasive. In addition, there is an opportunity to sell new subscription service offerings in conjunction with new product offerings in continuous data protection and email security and to our installed base of customers in the form of renewals of existing contracts along with additional services. We believe that the combination of subscription services sold in conjunction with our new product offerings will be a source of additional revenue.
     In the three and six months ended June 30, 2006, revenue from our subscription service offerings, including Content Filtering, client Anti-Virus and integrated Gateway Anti-Virus, Anti-Spyware and Intrusion Prevention, increased to $10.0 million and $18.8 million, respectively, from $5.6 million and $10.5 million, respectively, during the corresponding periods in 2005. In the three and six months ended June 30, 2006 revenue from extended service contracts increased to approximately $6.8 million and $13.3 million, respectively, from $5.6 million and $11.3 million, respectively, during the same period last year. The increase in subscription services and service contracts was primarily due to the increase of subscription services sold in conjunction with new hardware appliance sales; an increase in subscription service renewals; and increased sales of software applications.
   Channel data
     SonicWALL products are sold primarily through distributors to Value Added Resellers who, in turn, sell our products to end-customers. Channel sales accounted for approximately 97% of total revenue in the three and six months ended June 30, 2006, respectively, compared to 99% and 98% of total revenue in the same period last year, respectively. Tech Data, Ingram Micro and Alternative Technology, all of whom are technology product distributors, together accounted for approximately 53% and 54% of our total revenue in the three and six months ended June 30, 2006, respectively, compared to 52% and 50% of total revenue in the same period last year, respectively. In addition to our distribution channels, we have also historically sold our products to original equipment manufacturer (“OEM”) partners, although sales to OEM partners represented a negligible amount of revenue during the three and six months ended June 30, 2006.

   Geographic revenue data (in thousands, except for percentage data)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2006	2005	Variance	2006	2005	Variance
Americas	$31,202	$23,163	35%	$59,516	$44,890	33%
Percentage of total revenue	71%	70%		71%	69%
EMEA	7,914	6,148	29%	14,905	12,310	21%
Percentage of total revenue	18%	19%		18%	19%
APAC	4,698	3,775	24%	9,216	7,691	20%
Percentage of total revenue	11%	11%		11%	12%

Total revenue	$43,814	$33,086		$83,637	$64,891

     The increase in revenue in the Americas for the three months ended June 30, 2006 compared to the corresponding period of 2005 was primarily due to increased sales of our license and subscription service products along with increased sales of our PRO products and sales of new products in continuous data protection, email security and SSL-VPN. The Americas included sales of $1.6 million and $806,000 for the three months ended June 30, 2006 and 2005, respectively, and $2.4 million and $2.6 million for the six months ended June 30, 2006 and 2005, respectively from regions outside the United States. The increase in revenue in EMEA was primarily the result of significantly increased sales of our license and subscription service products. The increase in revenue in APAC was primarily due to increased sales of our license and subscription service products and increased sales of PRO products, partially offset by decreased sales of other products.
     The increase in revenue in the six months ended June 30, 2006 compared to the corresponding period of 2005 in all geographic areas was primarily due to increased sales of our license and subscription service products along with increased sales of our PRO products and sales of new products in continuous data protection, email security and SSL-VPN.
   Cost of Revenue and Gross Profit
     The following table shows the cost of revenue for product and the cost of revenue for license and service (in thousands, except for percentage data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2006	2005	Variance	2006	2005	Variance
Product	$9,571	$6,879	39%	$18,467	$13,333	39%
License and service	3,314	1,932	72%	5,802	3,903	49%
Amortization of purchased technology	1,558	1,136	37%	2,923	2,272	29%

Total cost of revenue	$14,443	$9,947	45%	$27,192	$19,508	39%

     Note — Effect of amortization of purchased technology has been excluded from product and license and service gross profit discussions below.

     The following table shows the gross profit for product and the gross profit for license and service (in thousands, except for percentage data):

	Three Months Ended June 30,				Six Months Ended June 30,
	Amount		Percentage		Amount		Percentage
	2006	2005	2006	2005	2006	2005	2006	2005
Product	$13,138	$12,153	58%	64%	$25,326	$24,307	58%	65%
License and service	17,791	12,122	84%	86%	34,042	23,348	85%	86%
Amortization of purchased technology	(1,558)	(1,136)	-100%	-100%	(2,923)	(2,272)	-100%	-100%

Total gross profit	$29,371	$23,139	67%	70%	$56,445	$45,383	67%	70%

   Cost of Product Revenue and Gross Profit
     Cost of product revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers, freight related fulfillment costs, amortization of purchased technology related to our acquisitions, and overhead costs associated with our manufacturing operations. Additionally, warranty costs and inventory provisions or write-downs are included in cost of product revenue. In the three and six months period ended June 30, 2006, cost of product revenue increased by 21% and 17%, respectively, on a per unit basis and the number of units shipped increased by 15% and 18%, respectively, in comparison to the same periods last year. The increase in cost on a per unit basis is the result of a change in the mix of units sold and increased fulfillment costs per unit. In addition, the cost of product revenue includes, in the three and six months ended June 30, 2006, $74,000 and $191,000, respectively, of stock-based compensation cost associated with the adoption of SFAS 123R.
     Gross profit from product sales increased in the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 primarily due to increased unit volume and average sales prices offset by higher production costs per unit. We expect future product gross profits to erode to the extent that we experience downward pressure on product pricing or upward pressure on production costs. A change in the mix of product sold could also change product gross profits.
   Cost of License and Service Revenue and Gross profit
     Cost of license and service revenue includes all costs associated with the production and delivery of our license and service products, including cost of packaging materials and related costs paid to contract manufacturers, technical support costs related to our service contracts, royalty costs related to certain subscription products, and personnel costs related to the delivery of training, consulting, and professional services. Cost of license and service revenue increased in the three and six months ended June 30, 2006 as compared to the same periods last year, as set forth in the table above. This increase was due primarily to an increase in technical support costs associated with a larger base of license and subscription services customers. To deliver services under these contracts, we outsource a significant portion of technical support delivery to third party service providers. In addition, the cost of license and service revenue includes, in the three and six months ended June 30, 2006, $40,000 and $61,000, respectively, of stock-based compensation cost associated with the adoption of SFAS 123R.
   Amortization of Purchased Technology
     Amortization of purchased technology represents the amortization of existing technology acquired in our business combinations accounted for using the purchase method. Purchased technology is being amortized over the estimated useful lives of four to six years. The increase in amortization for the three and six month ended June 30, 2006 as compared to the same period last year primarily related to the amortization of purchased intangibles associated with our acquisitions of enKoo, Lasso Logic and MailFrontier.

     Future amortization to be included in cost of revenue based on current balance of purchased technology, absent any additional investment, is as follows (in thousands):

Fiscal Year	Cost of Revenue
2006 (third and fourth quarter)	$2,464
2007	1,635
2008	1,635
2009	1,635
2010	993
Thereafter	—

Total	$8,362

     Our gross profit has been and will continue to be affected by a variety of factors, including competition; the mix of products and services; new product introductions and enhancements; fluctuations in manufacturing volumes, the cost of components and manufacturing labor.
   Operating Expenses
   Research and Development

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
(In thousands, except percentage data)	2006	2005	Variance	2006	2005	Variance
Expense	$8,758	$5,637	55%	$17,228	$11,093	55%
Percentage of total revenue	20%	17%		21%	17%
     Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment, and supplies associated with enhancing existing products and developing new products. For the three months ended June 30, 2006, the increase in research and development costs in absolute dollars in comparison to the same period last year was primarily due to the following: (1) increased salaries and benefits of $1.4 million related to personnel added primarily as a result of acquisitions completed in the first quarter of 2006 and the fourth quarter of 2005; (2) $1.1 million of stock-based compensation expense under SFAS 123R related to employee stock options and rights granted under the employee stock purchase plan; and (3) additional expenses incurred in contract labor, and allocation of facility and information technology costs.
     For the six months ended June 30, 2006, the increase in absolute dollars in comparison to the same period last year was primarily due to (1) increased salaries and benefits of $2.6 million resulting from the acquisitions discussed above; (2) $1.9 million of stock-based compensation expense under SFAS 123R related to employee stock options and rights granted under the employee stock purchase plan; (3) $627,000 of contract labor and legal expenses related to patent applications and immigration activities; and (4) $335,000 of increased allocation of facility and information technology costs.
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
   Sales and Marketing

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
(In thousands, except percentage data)	2006	2005	Variance	2006	2005	Variance
Expense	$18,858	$12,946	46%	$36,685	$25,117	46%
Percentage of total revenue	43%	39%		44%	39%

     Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, costs related to customer support, travel, tradeshows, promotional and advertising costs, and related facilities costs. For the three months ended June 30, 2006, the increase in sales and marketing expenses compared to the same period last year is primarily due to (1) increased personnel costs including salaries, commission, related employee benefits and employee relocation costs of approximately $4.1 million due to increased variable selling costs resulting from higher sales levels and personnel added as a result of recent acquisition activities; (2) an increase of approximately $519,000 in our co-op advertising costs primarily due to the linearity in billings and timing of shipments to certain distributors; and (3) $1,050,000 of stock-based compensation expense under SFAS 123R related to employee stock options and rights granted under the employee stock purchase plan.
     For the six months ended June 30, 2006, the increase in sales and marketing expenses is attributed to (1) increased personnel costs including salaries, related employee benefits, and contract labor increase of approximately $6.9M due to increased variable selling costs resulting from higher sales levels and personnel added as a result of recent acquisition activities; (2) $1,960,000 of stock-based compensation expense under SFAS 123R related to employee stock options and rights granted under the employee stock purchase plan; (3) an increase of $1.0 million in travel related cost to pursue various sales and marketing opportunities, (3) an increase of approximately $755,000 in our co-op advertising costs primarily due to increased sales and the linearity in billings and timing of shipments to certain distributors; and (4) additional expenses incurred in our channel marketing programs, media advertising, and third-party expenses associated with subscription renewal services.
   General and Administrative.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
(In thousands, except percentage data)	2006	2005	Variance	2006	2005	Variance
Expense	$4,976	$3,997	24%	$9,650	$7,547	28%
Percentage of total revenue	11%	12%		12%	12%
     General and administrative expenses consist primarily of personnel costs, business insurance, corporate governance costs, travel expense, and related facilities costs. The increase for the three months ended June 30, 2006 compared to the same period last year was related to (1) stock-based compensation expense of $1,034,000 associated with the adoption of SFAS 123R related to employee stock options and rights granted under the employee stock purchase plan; (2) an increase in professional fees and expenses of approximately $461,000 that were associated primarily with litigation related expenses offset by a decrease in professional fees and expenses of approximately $580,000 in connection with certain audit activities in the first part of fiscal 2005.
     For the six months ended June 30, 2006, compared to the same period in prior year, the increase in G&A expenses was primarily attributed to $1,809,000 of stock-based compensation expense under SFAS 123R related to employee stock options and rights granted under the employee stock purchase plan.
   Amortization of Purchased Intangibles.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
(In thousands, except percentage data)	2006	2005	Variance	2006	2005	Variance
Expense	$734	$703	4%	$1,535	$1,406	9%
Percentage of total revenue	2%	2%		2%	2%
     Amortization of purchased intangibles represents the amortization of assets arising from contractual or other legal rights acquired in business combinations accounted for as a purchase except for amortization of existing technology which is included in cost of revenue. Purchased intangible assets are being amortized over their estimated useful lives of three to six years. The primary reason for the increase in amortization expense in the three and six months ended June 30, 2006 compared to the same period last year was the amortization on certain intangibles from recent acquisitions of enKoo, Lasso Logic and MailFrontier.
     Future amortization to be included in operating expense based on current balance of purchased intangibles absent any additional investment is as follows (in thousands):

Fiscal Year	Operating Expense
2006 (third and fourth quarter)	$1,186
2007	220
2008	124
2009	105
2010	105
Thereafter	123

Total	$1,863

  Restructuring Charges.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
(In thousands, except percentage data)	2006	2005	Variance	2006	2005	Variance
Expense	$17	—	100%	1,409	—	100%
Percentage of total revenue	4%	0%		2%	0%
     During the first quarter of fiscal 2006, we commenced the implementation of a 2006 restructuring plan. That program is associated primarily with the integration of companies acquired in the fourth quarter of 2005 and the first quarter of 2006 as well as other employee reductions. We continue to streamline operations by better integrating and realigning certain of our functions. Accordingly, we recorded $1.4 million in restructuring expenses related to cost associated with workforce reduction across all geographic regions and functions.
        In-Process Research and Development.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
(In thousands, except percentage data)	2006	2005	Variance	2006	2005	Variance
Expense	—	—	100%	1,580	—	100%
Percentage of total revenue	0%	0%		0%	0%
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
   Interest Income and Other Expense, Net.
     Interest income and other expense, net consists primarily of interest income on our cash, cash equivalents and short-term investments, and was $2.1 million and $1.6 million for the three months ended June 30, 2006 and 2005, respectively and $4.3 million and $2.9 million for the six months ended June 30, 2006 and 2005, respectively. Fluctuations in short-term interest rates directly influence the interest income we recognize. For the three and six months periods ended June 30, 2006, the increase was primarily due to an increase in effective interest rates in our investment portfolio, partially offset by lower average investment balances.
Provision for Income Taxes
     The provision for income taxes in the three months ended June 30, 2006 was $1,543,000 as compared to $171,000 in the three months ended June 30, 2005. At June, 2006, we continue to have a full valuation allowance against our deferred tax assets because the determination was made that it is more likely than not that all deferred tax assets may not be realized in the foreseeable future due to historical operating losses. The net operating loss and research and development tax credit carryovers that make up the vast majority of the deferred tax assets will expire at various dates through the year 2024.
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
   Stock-based Compensation.
     On January 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchase based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123R for the three and six months ended June 30, 2006 which was allocated as follows (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006
Cost of sales — Product	$117	$191
Cost of sales — License and service	40	61

Stock-based compensation expense included in cost of sales	157	252

Research and development	1,107	1,888
Sales and marketing	1,052	1,961
General and administrative	1,034	1,809

Stock-based compensation expense included in operating expenses	3,193	5,658

Stock-based compensation expense before taxes	3,350	5,910

Income tax benefit	—	—

Stock-based compensation expense after taxes	$3,350	$5,910

Effect on net loss per share:
Basic and diluted	$0.05	$0.09

     We recorded a stock-based compensation expense of $10,000 and $(65,000) in the three and six months ended June 30, 2005 related to a modification of a stock option grant in fiscal 2004, which is subject to variable accounting treatment, resulting in expense or contra-expense recognition each period, using the cumulative expense method.

LIQUIDITY AND CAPITAL RESOURCES
     SonicWALL ended the second quarter of 2006 with $217.4 million in cash, cash equivalents and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, a decrease of $15.0 million as compared to the same six months period last year. Our primary source of cash is receipts from product, license and service revenue. The primary use of cash are payroll (salaries and related benefits), general operating expenses (marketing, travel, office rent), the repurchase of shares of common stock under our share repurchase program, and payments for the production of our products. We also use cash to finance our acquisition activities.
   Operating Activities
     For the six months ended June 30, 2006, cash provided by operating activities totaled $17.1 million compared to $8.9 million in the same period of the prior year. For the six months period ended June 30, 2006, cash provided by operating activities was the result of the net loss adjusted by non-cash items such as depreciation and amortization expense of $5.4 million, SFAS 123R related stock-based compensation expense of $5.9 million, non-cash restructuring charges of $1.4 million, in-process research and development expense of $1.6 million and changes in our operating assets and liabilities of $11.9 million.
     Our DSO in accounts receivable was 38 days at June 30, 2006 compared to 53 days at June 30, 2005. The decrease in DSO at June 30, 2006 as compared to the same period last year was primarily due to effective collection efforts, the timing of shipments and billings, and the continued practice by our larger distributors of taking advantage of early payment discounts along with an increase in revenue. Collection of accounts receivable and related DSO will fluctuate in future periods due to the timing and amount of our future billings, the payment terms that we extend to our customers and the effectiveness of our collection efforts. Deferred revenue increased due to increased sales of subscription services as well as an increase related to shipments to distributors whereby revenue is recognized on a sell-through basis. In addition, there was approximately $2.0 million in deferred revenue derived through the acquisition of MailFrontier. The increase in other accrued liabilities is primarily due to (1) an increase in the accrual related to the restricted cash in escrow in connection with the acquisition; and (2) an increase in the accrual related to channel marketing programs.
     For the six months ended June 30, 2005, cash provided by operating activities was the result of increases in deferred revenue, accounts payable, and accrued payroll and benefits offset by increases in accounts receivable, inventories, prepaid expenses and other current assets as well as decreases in other accrued liabilities. Accounts receivable increased primarily due to the non-linearity of shipments combined with increase in billings. Deferred revenue increased due to increased sales of subscription services as well as an increase related to shipments to distributors whereby revenue is recognized on a sell-through method. Accrued payroll and related benefits increased primarily due the employee’s unused vacation offset by the timing of payments to our employees. Other accrued liabilities decreased mainly due to the timing of payments, a decrease in accrued royalties, and a decrease in the restructuring reserves. Prepaid expenses increased primarily because of the timing of our annual insurance payments and the increase in the trust assets of the deferred compensation plan.
     In addition, our operating cash flows may be impacted in the future by a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, expensing stock options, the timing and amount of taxes paid and the timing of payments to our vendors for accounts payable.
   Investing Activities
     For the six months ended June 30, 2006, net cash used in investing activities was $4.4 million, principally as a result of the net sale and maturity of $31.7 million of short-term investments offset by (i) $30.0 million used for the acquisition of MailFrontier, net of cash acquired; (ii) $1.9 million used to purchase property and equipment, and (iii) an increase in restricted cash in escrow of $4.6 million.
     Net cash provided by investing activities for the six months ended June 30, 2005 was $30.7 million, principally as a result of the net sale and maturity of $31.1 million of short-term investments and $319,000 used to purchase property and equipment.
   Financing Activities
     Net cash used in financing activities was $3.5 million for the six months ended June 30, 2006 consisting of $9.1 million used under our stock repurchase program, offset by $5.6 million that was provided by common stock issuances as a result of stock option and employee stock purchase plan share exercises.
     For the six months ended June 30, 2005, cash of $30.2 million was used as part of our stock repurchase program, offset by $1.6 million provided from common stock issuances as a result of stock option and employee stock purchase plan share exercises.

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
Off-Balance Sheet Arrangements and Contractual Obligations
     We do not have any debt, long-term obligations or long-term capital commitments. The following summarizes our principal contractual commitments as of June 30, 2006 (in thousands):

		Payments Due by Period
		Less Than	1 to 3	3 to 5
Contractual Obligations	Total	One Year	Years	Years
Operating lease obligations	$1,098	$98	$1,000	$—
Non-Cancelable Purchase obligations	$13,263	$13,263	$—	$—
     We outsource our manufacturing function to third-party contract manufacturers. At June 30, 2006, we had purchase obligations to our contract manufacturers totaling approximately $17.4 million. Of this amount $10.1 million cannot be cancelled. We are contingently liable for any inventory owned by the contract manufacturer that becomes excess and obsolete. As of June 30, 2006, we had accrued $75,000 for excess and obsolete inventory held by our contract manufacturer. We are contingently liable for any inventory related to the non-cancelable purchase obligations in the event that the inventory becomes excess and obsolete.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Interest rates risk
     Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we classified our short-term investments as available-for-sale. Consequently, investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. As of June 30, 2006, our cash, cash equivalents and short-term investments included money-markets securities, corporate bonds, municipal bonds and commercial paper which are subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates change prior to maturity.
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

     The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted average interest rates as of June 30, 2006:

	Maturing in
	Less Than	More Than
	One Year	One Year	Total
	(In thousands, except percentage data)
Short-term investments	$50,680	$114,970	$165,650
Weighted average interest rate	3.38%	5.28%
  Foreign currency risk
     We consider our exposure to foreign currency exchange rate fluctuations to be minimal. We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars. For the three months ended June 30, 2006, we earned approximately 34% of our revenue from international markets, which in the future may be denominated in various currencies. As a result, in the future our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. In addition, because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future. In addition, we have minimal cash balances denominated in foreign currencies. We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.
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
Changes in Internal Control over Financial Reporting
     During the six months period ended June 30, 2006, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     To date, sales to three distributors, Ingram Micro, Tech Data, and Alternative Technology have accounted for a significant portion of our revenue. For the six months ended June, 2006 and 2005, substantially all of our sales were to distributors and resellers as shown in the following table, expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Distributors/Resellers	97%	99%	97%	99%

     Sales through Ingram Micro, Tech Data, and Alternative Technology for the six months ended June 30, 2006 and 2005 represented the following percentages of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customers	2006	2005	2006	2005
Ingram Micro	19%	20%	18%	23%
Tech Data	18%	21%	19%	20%
Alternative Technology	16%	9%	17%	9%
     For the six months ended June 30, 2006, our top 10 distributors and resellers accounted for 69% of our total revenue. For the six months ended June 30, 2005, our top 10 distributors and resellers accounted for 65% of total revenue.
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
     In addition, Ingram Micro and Tech Data represented the following dollar amount and percentages of our accounts receivable balance at June 30 (in millions, except for percentages):

	June 30,
Customers	2006		2005
Tech Data	$2.4	13%	$2.7	12%
Alternative Technology	$2.6	14%	$2.3	12%
Ingram Micro	$3.8	20%	$5.2	23%
     The failure of distributors and resellers to pay us in a timely manner could adversely affect our balance sheet, our results of operations and our creditworthiness, which could make it more difficult to conduct business.
If we are unable to compete successfully in the highly competitive market for Internet security products and services, our business could be adversely affected.
     The market for Internet security products is worldwide and highly competitive. Competition in our market continues to increase, and we expect competition to further intensify in the future. There are few substantial barriers to entry and additional competition from existing competitors and new market entrants will likely occur in the future. Current and potential competitors in our markets include, but are not limited to, Check Point, Microsoft, Symantec, Cisco Systems, Juniper Networks, and CipherTrust, all of which sell worldwide or have a presence in most of the major markets for such products.
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

     Changes in general economic conditions and the volatility in the demand for Internet security products are two of the many factors underlying our inability to predict our revenue for a given period. We base our spending levels for product development, sales and marketing, and other operating expenses largely on our expected future revenue. A large proportion of our expenses are fixed for a particular quarter or year, and therefore, we may be unable to implement a decrease in our spending in time to compensate for any unexpected quarterly or annual shortfall in revenue. As a result, any shortfall in revenue would likely adversely affect our operating results. For the six months ended June 30, 2006, we reported a net loss of $8.9 million. For the six months ended June 30, 2005, we reported a net income of $2.9 million. Our accumulated deficit as of June 30, 2006 is $128.1 million. We do not know if we will be able to return to profitability in the future nor can we assure you that if we achieve profitability again, we will be able to sustain it.
The selling prices of our solution-based product, software and services offerings may decrease, which may reduce our gross profits.
     Our goal is to deliver comprehensive and profitable solutions to our channel partners, which address their customers’ needs. The average selling prices for our solution-based product, software and services offerings may decline as a result of competitive pricing pressures, a change in our mix of products, software and services, anticipation of introduction of new functionality in our products or software, promotional programs and customers who negotiate price reductions in exchange for longer-term purchase commitments. In addition, competition continues to increase in the market segments in which we participate and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Furthermore, we anticipate that the average selling prices and gross profits for our products will decrease over product life cycles. We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our product, software and service offerings , if introduced, will enable us to maintain our prices and gross profits at current levels. If the price of individual products, software or services decline or if the price of our solution-based offerings decline, or if those solutions do not fit well with the requirements of our channel partners and end-users, our overall revenue may decline and our operating results may be adversely affected.
We offer retroactive price protection to our major distributors and if we fail to balance their inventory with end- user demand for our products, our allowance for price protection may be inadequate. This could adversely affect our results of operations.
     We provide our major distributors with price protection rights for inventories of our products held by them. If we reduce the list price of our products, our major distributors receive refunds or credits from us that reduce the price of such products held in their inventory based upon the new list price. As of June 30, 2006, we estimated that approximately $12.0 million of our products in our distributors’ inventory are subject to price protection. We have issued approximately $334,000 and $80,000 of credits under our price protection policies during the six months ended June 30, 2006 and 2005, respectively. Future credits for price protection will depend on the percentage of our price reductions for the products in inventory and our ability to manage the level of our major distributors’ inventory. If future price protection adjustments are higher than expected, our future results of operations could be materially adversely affected.
We are dependent on international sales for a substantial amount of our revenue. We face the risk of international business and associated currency fluctuations, which might adversely affect our operating results.
     International revenue represented 34% of total revenue for the six months ended June 30, 2006, and 31% of total revenue in 2005. We expect that international revenue will continue to represent a substantial portion of our total revenue in the foreseeable future and represents a growth opportunity for the Company. Our risks of doing business abroad include our ability to structure our distribution relationships in a manner consistent with marketplace requirements and on favorable terms, and if we are unable to do so, revenue may decrease from our international operations. Because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. A weakened dollar could increase the cost of local operating expenses and procurement of raw materials. We are subject to the risks of conducting business internationally, including potential foreign government regulation of our technology, geopolitical risks associated with political and economic instability, changes in diplomatic and trade relationships, and changes in foreign countries’ laws affecting such areas as employment relationships, environmental regulation, intellectual property protection and the Internet generally.
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
     We have agreements to license intellectual property, including databases and software, which we incorporate as part of certain of our products and services. Licensors may fail to provide us with updated products or may experience delays in providing us with updated products. In addition, our licensors may provide us with products of substandard quality. If any of these events happens, we may be unable to provide our customers with the appropriate level of functionality in our solution based offerings. In that event, our customers may purchase similar offerings from one of our competitors, or sales to our customers may be delayed. In either case, our revenue would be adversely affected.
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
     Various jurisdictions in which we do business are promulgating environmental directives that impact manufacturers doing business in those jurisdictions. The disparities between the regulatory frameworks adopted create uncertainty over the applicability, scope and form of the regulations affecting our products and the timing for compliance with the applicable regulations. Regulations such as those implemented within the European Union may necessitate changes to the components used in our products which could result in an increase in product cost and a decrease in our gross profit. Further, while we and our contract manufacturers constantly review environmental regulations in the jurisdictions in which we do business, the timetable for implementation of these regulations may result in delays in our ability to provide compliant products in a timely manner to those markets which would cause our revenue to decline and our operating results to be adversely affected.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting which would harm our business and the trading price of our stock.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We continue to incur substantial expense and devote significant management resources to on going Section 404 compliance activity. Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed.
Acquisitions could be difficult to integrate, disrupt our business, dilute shareholder value and the products and services acquired may not be accepted by the market. As a result, our operating results would be adversely affected. .
     On November 28, 2005, we announced that we had acquired Lasso Logic, Inc., an early stage company providing continuous data protection for backup and recovery solutions for the small and medium business market. At the same time, we also announced that we had acquired certain assets of enKoo, a developer of remote access technology. On February 22, 2006, we announced the completion of the acquisition of MailFrontier, Inc., a company providing message security solutions to mid-tier businesses. The operational integration of these enterprises into the Company is proceeding in accordance with our plans. We are continually reviewing possible corporate opportunities and we may announce acquisitions or investments in other companies, products or technologies in the future. As part of each transaction, we will be required to integrate operations, as well as train, retain and motivate the personnel of these entities. We may be unable to maintain uniform standards, controls, procedures and policies across our entire enterprise and if the products and services released as a result of these acquisitions experience quality problems or are otherwise not accepted by the market, we may suffer a loss of confidence by our distributors and resellers and sales of these products and services will not meet expectations. As a consequence, acquisitions may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners.
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
Costs associated with evaluating our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 may not be predictable.
     Total costs of compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 have been significantly greater than originally anticipated. We may not be able to accurately predict the costs, including the costs of both internal assessments and external auditor assessments, associated with complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and in evaluating our internal control over financial reporting in the future, which could have an adverse effect on our financial results
In the event we find areas requiring improvement concerning our internal control over financial reporting we cannot be certain that our remediation efforts will be effective or sufficient.
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
     Our products and software are designed to interface with existing networks of our end-users, each of which have different specifications and utilize multiple protocol standards. Many of the networks of our end-users contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products and software must interoperate with the products within these networks as well as with future products that might be added to these networks in order to meet the requirements of our end-users. If we find errors in the existing software used in the networks of our end-users, we may elect to modify our software to fix or overcome these errors so that our products will interoperate and scale with their existing software and hardware. If our products and software do not interoperate properly, installations could be delayed or orders for our products could be cancelled, which could significantly reduce our revenue.
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
The inability to obtain any third-party license required for developing new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could seriously harm our business, financial condition and results of operations.
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
The requirement to record compensation expense for the value of stock options or other stock-based awards that we issue to our employees has significantly reduced our earnings.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities (in thousands, except per-share amounts)
     In February 2006, The Company’s Board of Directors approved an increase in the amount authorized for repurchase under the plan from $75.0 million to $100.0 million and extended the term of the program from twenty-four (24) to thirty-six (36) months following the date of original authorization. During the six months ended June 30, 2006, the Company repurchased and retired approximately 1.3 million shares of SonicWALL common stock at an average price of $7.16 per share for an aggregate purchase price of $9.1 million. As of June 30, 2006, the remaining authorized amount for stock repurchase under this program is $41.3 million.

			Total Number of	Value of Shares
			Shares Purchased as	remaining that
		Average price	Part of Publicly	maybe purchased
	Shares	Paid per	Announced Plans or	under the Plans
Period	Purchased	Share	Programs	or Programs
Apr-06	—	—	—	$43,390
May-06	225	$8.31	225	$41,522
Jun-06	25	$8.56	25	$41,308

Total	250		250

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Annual Meeting of Shareholders held on June 9, 2006, our shareholders elected the slate of eight candidates nominated by our Board of Directors and ratified the selection of Armanino McKenna LLP as the independent registered public accountants of the Company for the fiscal year ending December 31, 2006. Of the 64,414,899 shares of common stock outstanding as of the record date of April 29, 2006, a total of 61,285,299 shares were present in person or by proxy, approximately 95% of the total outstanding shares of the Company, representing a sufficient number of shares to constitute a quorum. Votes were cast as follows:
     Proposal 1. Election of Directors:

Director	Votes	Votes Withheld
Charles Berger	60,288,299	997,000
Charles D. Kissner	60,434,408	850,891
Keyur A. Patel	39,462,287	21,823,012
Cary H. Thompson	60,463,499	821,800
David W. Garrison	59,345,042	1,940,257
Matthew Medeiros	60,524,277	761,022
John C. Shoemaker, Chairman	59,344,390	1,940,909
Edward F. Thompson	60,501,822	783,477
Proposal 2. Ratification of Certified Public Accountants:

For	Against	Abstain
60,967,430	60,509	56,401
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California.

SONICWALL, INC.

	By:	/s/ Robert Selvi Robert Selvi
Chief Financial Officer
Dated: August 4, 2006

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