Form 10-Q
period 2006-09-30
SONICWALL INC
filed 2006-11-03
CIK 1093885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2006
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at October 30, 2006

Common Stock, no par value	66,257,166 Shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SONICWALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005 (1)
	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$34,128	$42,593
Short-term investments	204,604	197,849
Accounts receivable, net	17,044	13,113
Inventories	5,597	3,707
Prepaid expenses and other current assets	12,541	7,331

Total current assets	273,914	264,593

Property and equipment, net	3,687	2,595
Goodwill	137,549	109,005
Purchased intangibles and other assets, net	8,384	11,490

Total assets	$423,534	$387,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,010	$7,445
Accrued payroll and related benefits	11,547	9,054
Accrued restructuring	157	(7)
Other accrued liabilities	12,092	6,284
Deferred revenue	58,855	44,642
Income taxes payable	3,408	95

Total current liabilities	95,069	67,513

Deferred revenue, non-current	4,231	—

Total liabilities	99,300	67,513

Shareholders’ Equity	324,234	320,170

Total liabilities and shareholders’ equity	$423,534	$387,683

(1)	Amounts as of December 31, 2005 have been derived from the audited financial statements as of the same date.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
	(Unaudited)
Revenue:
Product	$24,087	$18,236	$67,880	$55,875
License and service	21,103	15,782	60,947	43,034

Total revenue	45,190	34,018	128,827	98,909

Cost of revenue:
Product	10,210	6,994	28,677	20,310
License and service	3,228	1,956	9,030	5,877
Amortization of purchased technology	1,501	1,138	4,424	3,409

Total cost of revenue	14,939	10,088	42,131	29,596

Gross profit	30,251	23,930	86,696	69,313

Operating expenses:
Research and development	8,391	5,494	25,480	16,522
Sales and marketing	17,782	13,339	54,467	38,456
General and administrative	5,418	3,414	15,207	10,960
Amortization of purchased intangible assets	767	701	2,302	2,107
Restructuring charges	—	—	1,409	—
In-process research and development	—	—	1,580	—

Total operating expenses	32,358	22,948	100,445	68,045

Income (loss) from operations	(2,107)	982	(13,749)	1,268
Interest income and other (expense), net	2,621	1,748	6,931	4,667

Income (loss) before income taxes	514	2,730	(6,818)	5,935
Provision for income taxes	(2,756)	(162)	(4,377)	(453)

Net income (loss)	$(2,242)	$2,568	$(11,195)	$5,482

Net income (loss) per share:
Basic	$(0.03)	$0.04	$(0.17)	$0.08

Diluted	$(0.03)	$0.04	$(0.17)	$0.08

Shares used in computing net income (loss) per share:
Basic	65,329	64,308	64,873	64,539
Diluted	65,329	66,183	64,873	66,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(11,195)	$5,482
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,287	7,427
Adjustment of goodwill	(377)	—
In-process research and development	1,580	—
Increase in inventory reserve and other	263	89
Stock-based compensation expense related to employee stock options and employee stock purchases	9,707	20
Excess tax benefits from share-based compensation	(1,851)	—
Non-cash restructuring charges	1,409	—
Changes in operating assets and liabilities:
Accounts receivable	(2,658)	(1,320)
Inventories	(1,927)	(1,487)
Prepaid expenses and other current assets	(358)	(1,464)
Other assets	(26)	263
Accounts payable	2	1,624
Accrued payroll and related benefits	2,025	(748)
Accrued restructuring	(2,080)	—
Other accrued liabilities	5,352	(1,623)
Deferred revenue	16,049	11,178
Income taxes payable	3,313	95

Net cash provided by operating activities	27,515	19,536

Cash flows from investing activities:
Purchase of property and equipment	(2,386)	(665)
Cash paid for acquisitions, net of cash acquired	(29,502)	—
Increase in restricted cash in escrow	(4,630)	—
Maturity and sale of short-term investments	167,780	159,350
Purchase of short-term investments	(174,319)	(124,213)

Net cash (used in) provided by investing activities	(43,057)	34,472

Cash flows from financing activities:
Issuance of common stock under employee stock options and purchase plans	14,343	3,701
Repurchase of common stock	(9,117)	(30,218)
Excess tax benefits from share-based compensation	1,851	—

Net cash provided by (used in) financing activities	7,077	(26,517)

Net (decrease) increase in cash and cash equivalents	(8,465)	27,491
Cash and cash equivalents at beginning of period	42,593	23,446

Cash and cash equivalents at end of period	$34,128	$50,937

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on short-term investments, net of taxes	$130	$(430)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. CONSOLIDATED FINANCIAL STATEMENTS
     The accompanying condensed consolidated financial statements have been prepared by SonicWALL, Inc. (the “Company”), are unaudited and reflect all adjustments which are normal, recurring and, in the opinion of management, necessary for a fair statement of the financial position and the results of operations of the Company for the interim periods presented. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The condensed consolidated statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005 as set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2006.
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
3. CRITICAL ACCOUNTING POLICIES
     There have been no material changes to any of the Company’s critical accounting policies and critical accounting estimates as disclosed in its annual report on From 10-K for the year ended December 31, 2005 with the exception of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123R) by the Company as described below.
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
     The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the nine months ended September 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the three months and nine months ended September 30, 2006 was $4.1 million and $10.6 million, respectively, which consisted of share-based compensation expense related to employee stock options in the amount of $3.6 million and $9.2 million, respectively, and expense related to employee stock plan purchases in the amount of $206,000 and $528,000, respectively. See Note 12 for additional information on share-based compensation. Share-based compensation expense of $84,000 and $19,000 for the three and nine months ended September 30, 2005, respectively, was related to employee stock options, which the Company recognized under APB 25.
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

     Share-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006, is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company continued to use the straight-line single option method. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
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
     The following table reflects net (loss) income and basic and diluted net (loss) income per share for the three and nine months ended September 30, 2006 compared with the pro forma information for the three and nine months ended September 30, 2005 (in thousands except per-share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss) — prior to effect of share-based compensation expense (1)	$1,860	$2,568	$(577)	$5,482
Share-based compensation expense, net of related tax effect (2)	4,102	3,149	10,618	12,899

Net loss, including the effect of share-based compensation expense (3)	$(2,242)	$(581)	$(11,195)	$(7,417)

Basic and diluted net income (loss) per share — prior to effect of share-based compensation expense (1)	$0.03	$0.04	$(0.01)	$0.08

Basic and diluted net loss per share, including the effect of share-based compensation expense (3)	$(0.03)	$(0.01)	$(0.17)	$(0.11)

(1)	Net income and net income per share prior to January 1, 2006 did not include stock-based compensation expense for employee stock options and employee stock purchase under SFAS 123 because the Company did not adopt the recognition provision of SFAS 123.

(2)	Share-based compensation expense prior to January 1, 2006 was calculated based on the pro forma application of SFAS 123.

(3)	Net loss and net loss per share prior to January 1, 2006 represents pro forma net loss calculated under SFAS 123.
For the three and nine months ended September 30, 2006, share-based compensation of $303,000 and $909,000, respectively, related to an acquisition is included in the above table.

          The compensation cost under SFAS 123R that has been charged against the Company’s results of operations was as follows for the three and nine months ended September 30, 2006 (in thousands except per-share data):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006
Cost of sales — Product	$144	$335
Cost of sales — License and service	42	103

Share-based compensation expense included in cost of sales	186	438

Research and development	1,292	3,466
Sales and marketing	1,330	3,611
General and administrative	1,294	3,103

Share-based compensation expense included in operating expenses	3,916	10,180

Share-based compensation expense before taxes	4,102	10,618

Income tax benefit	(429)	(429)

Share-based compensation expense after taxes	$3,673	$10,189

Effect on net income (loss) per share:
Basic and diluted	$0.06	$0.16

     4. BUSINESS COMBINATIONS
          On February 22, 2006, the Company completed the acquisition of MailFrontier, Inc. (“MailFrontier”) for approximately $29.8 million in purchase consideration, consisting of cash of approximately $29.3 million, assumed stock options with a fair value of $109,000 and direct transaction costs incurred in connection with the acquisition of approximately $450,000. In accordance with SFAS 141, Business Combinations, this transaction was accounted for as a purchase business combination. MailFrontier’s results of operations are included in the Company’s consolidated statements of operations from the date of acquisition.
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

Net tangible liabilities	$(3,821)
Intangible assets	3,590
IPR&D	1,580
Goodwill	28,447

Total purchase consideration	$29,796
     The acquired intangible assets consist of the following: (1) $2.7 million of purchased technology that will be amortized over its estimated useful life of four years; (2) approximately $600,000 of customer base value that will be amortized over six years; and (3) approximately $300,000 of technology licenses and non-compete covenants that will be amortized over a period of 4 to 24 months.

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
     The results of operations of Mail Frontier have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarized the combined results of operations of SonicWALL and Mail Frontier, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Total revenue	$45,190	$35,881	$130,260	$103,880
Pro forma net (loss) income	$(2,242)	$438	$(10,956)	$(1,626)
Pro forma net (loss) income per share — basic and diluted	$(0.03)	$0.01	$(0.17)	$(0.03)

Reported net (loss) income	$(2,242)	$2,568	$(11,195)	$5,482
Reported net (loss) income per share — basic and diluted	$(0.03)	$0.04	$(0.17)	$0.08
     The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented. The pro forma financial information for the three and nine months ended September 30, 2006 excludes merger related expenses of $526,500 recorded by Mail Frontier and a charge of $1.6 million for IPR&D. The pro forma financial information for three and nine months ended September 30, 2005 also includes amortization charges from acquired intangible assets.
5. GOODWILL and PURCHASED INTANGIBLES
     The following table presents the changes in goodwill (in thousands):

	September 30,
	2006	2005
Balance as of beginning of the fiscal year	$109,005	$97,953
MailFrontier acquisition	28,163	—
Adjustments (1)	381	—

Balance as of end of the period	$137,549	$97,953

Note:

(1)	The adjustments represent the true-up of cost at the time of the acquisitions related to MailFrontier and Lasso Logic.
     Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, requires that goodwill and certain intangible assets with an indefinite useful life be reviewed for impairment on an annual basis. In addition, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The Company will periodically evaluate if there are any events or indicators that would require an impairment assessment of the carrying value of the goodwill between each annual impairment assessment. For the three and nine months ended September 30, 2006, no indicators of goodwill impairment were identified. The Company has elected to perform its annual impairment analysis during the fourth quarter of each year.
     Intangible assets consist of the following (in thousands):

	Weighted
	Average	September 30, 2006			December 31, 2005
	Amortization	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Purchased technology	68 months	$34,471	$(27,610)	$6,861	$31,771	$(23,190)	$8,581
Non-compete agreements	36 months	7,249	(7,086)	163	7,019	(7,019)	—
Customer base	69 months	18,770	(17,848)	922	18,140	(15,694)	2,446
Other	16 months	500	(490)	10	470	(404)	66

Total intangibles		$60,990	$(53,034)	$7,956	$57,400	$(46,307)	$11,093

     Estimated future intangible amortization expense to be included in both cost of revenue and operating expense is as follows (in thousands):

	Cost of	Operating
Fiscal Year	Revenue	Expense
2006 (fourth quarter)	$963	$419
2007	1,635	220
2008	1,635	124
2009	1,635	105
2010	993	105
Thereafter	—	122

Total	$6,861	$1,095

6. NET INCOME (LOSS) PER SHARE
     The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$(2,242)	$2,568	$(11,195)	$5,482

Denominator:
Weighted average shares used to compute basic EPS	65,329	64,308	64,873	64,539
Effect of dilutive securities:
Dilutive common stock equivalents	—	1820	—	1,837
Dilutive common stock warrants	—	55	—	55

Weighted average shares used to compute diluted EPS	65,329	66,183	64,873	66,431

Net income (loss) per share:
Basic and diluted	$(0.03)	$0.04	$(0.17)	$0.08

     For the nine months ended September 30, 2006, potentially dilutive securities of approximately 393,000 shares consisting of options with a weighted average exercise price of $25.22, have not been considered in the computation of net income per share as these options’ exercise prices were greater than the average market price of common shares for the period. In addition, 2.8 million potentially dilutive shares were excluded in the computation of net loss per share for the nine months ended September 30, 2006 because of our net loss position during this period.
     For the nine months ended September 30, 2005, potentially dilutive securities of approximately 5.4 million shares consisting of options with a weighted average exercise price of $8.32, have not been considered in the computation of net income per share as these options’ exercise prices were greater than the average market price of common shares for the period.
7. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) includes unrealized gains and losses on investment securities that have been reflected as a component of Shareholders’ Equity and have not affected net income (loss). The amount of income tax expense or benefit allocated to unrealized gains or losses on investment securities is calculated using the gross amount of such gains or losses multiplied by the applicable tax rate in each of the respective periods. Comprehensive income (loss) is comprised, net of tax, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net (loss) income	$(2,242)	$2,568	$(11,195)	$5,482
Unrealized gain (loss) on investment securities, net of taxes	419	(261)	130	(430)

Comprehensive (loss) income, net of tax	$(1,823)	$2,307	$(11,065)	$5,052

     Accumulated other comprehensive (loss) income included in shareholders’ equity on the accompanying condensed consolidated balance sheets, consists of total accumulated net (loss) income and unrealized gains and losses on investment securities, net of tax.
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
9. RESTRUCTURING CHARGES
 2006 Restructuring Plan
     During the first quarter of fiscal 2006, the Company commenced the implementation of a 2006 restructuring plan associated primarily with the integration of companies acquired during the fourth quarter of 2005 and the first quarter of 2006 as well as other employee reductions for the purpose of better integration and alignment of Company functions. The restructuring activities were recorded in accordance with Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) and Statement of Financial Accounting No. 112, Employees’ Accounting for Postemployment Benefits (SFAS 112). Accordingly, the Company recorded $1.4 million in restructuring expenses related to costs associated with workforce reduction across multiple geographic regions and functions. Furthermore, the Company recorded additional restructuring costs of $835,000 in connection with the integration of acquired businesses. The additional restructuring costs were charged to goodwill and consisted primarily of severance costs of $553,000 and excess facility costs of $282,000 related to a lease commitment for space no longer needed. As of September 30, 2006 the Company’s total restructuring accrual was $157,000.
     The following tables set forth an analysis of the components of all restructuring plans and the payments made for the plans from December 31, 2005 to September 30, 2006 (in thousands):

	Employee
	Severance	Facility
	Benefits	Costs	Total
Accrual balance at December 31, 2005	$—	$(7)	$(7)
Restructuring charges incurred	1,392	—	1,392
Amount charged to goodwill	553	282	835
Cash payments	(582)	(26)	(608)

Accrual balance at March 31, 2006	$1,363	$249	$1,612
Cash payments	(526)	(249)	(775)
Adjustments	17	—	17

Accrual balance at June 30, 2006	854	—	854
Cash payments	(697)	—	(697)
Adjustments	—	—	—

Accrual balance at September 30, 2006	$157	$—	$157

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
     Future minimum lease commitments at September 30, 2006 under all non-cancelable operating leases with an initial term in excess of one year were as follows (in thousands):

2006 (fourth quarter)	$42
2007	297
2008	619
2009	388
Thereafter	—

$1,346

  Purchase Commitments
     The Company outsources its manufacturing function to third party contract manufacturers, and as of September 30, 2006 it had purchase obligations totaling $15.2 million. Of this amount, $11.7 million cannot be cancelled. The Company is contingently liable for any inventory owned by a contract manufacturer that becomes excess and obsolete. As of September 30, 2006, $75,000 had been accrued for excess and obsolete inventory. In addition, in the normal course of business the Company had $2.7 million in non-cancelable purchase commitments.
     Product Warranties
     The Company’s standard warranty period for hardware is one to two years and includes repair or replacement obligations for units with product defects. The Company’s software products carry a 90-day warranty and include technical assistance, bug fixes and feature updates. The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates. If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required. The Company concluded that no adjustment to pre-existing warranty accruals were necessary in the nine months ended September 30, 2006 and 2005. A reconciliation of the changes to the Company’s warranty accrual as of September 30, 2006 and 2005 is as follows (in thousands):

	Nine Months Ended
	September 30,
	2006	2005
Beginning balance	$800	$1,071
Accruals for warranties issued	706	380
Settlements made during the period	(449)	(537)

Ending balance	$1,057	$914

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
  Legal Proceedings
     On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Company’s claims. A tentative agreement has been reached with plaintiff’s counsel and the insurers for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. Papers formalizing the settlement among the plaintiffs, issuer defendants, including SonicWALL, and insurers were presented to the Court on September 14, 2004. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. On July 14, 2004, underwriter defendants filed with the Court a memorandum in opposition to plaintiff’s motion for preliminary approval of the settlement with defendant issuers and individuals. Plaintiffs and issuers subsequently filed papers with the Court in further support of the settlement and addressing issues raised in the underwriter’s opposition. On February 15, 2005 the Court granted preliminary approval of the settlement, subject to the parties fulfilling certain conditions. To address the concerns raised by the Court, the parties submitted revised settlement documents that contained a more limited “bar order” that would not preclude claims by the underwriters for indemnification for an issuer pursuant to the IPO underwriting agreement. On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement. The Court held a hearing on the fairness of the settlement to the shareholder class on April 24, 2006. If the settlement does not occur, and litigation against the Company continues, the Company believes it has a meritorious defense and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in the Company’s financial statements as of September 30, 2006.
          On March 13, 2006, eSoft, Inc. (“eSoft”) filed a complaint captioned eSoft, Inc. v. SonicWALL, Inc., No. 06-CV-00445, in the United States District Court for the District of Colorado. The Complaint alleges that the Company has willfully infringed, actively induced the infringement of and/or knowingly contributorily infringed U.S. Patent No. 6,961,773 and seeks (1) a judgment that the Company has willfully infringed, actively induced the infringement and/or knowingly contributorily infringed the patent, (2) the award of an unspecified amount of trebled damages, together with expenses, costs and attorneys’ fees and (3) permanent injunctive relief restraining and enjoining the Company from infringing the patent. On April 3, 2006 the Company filed an answer denying infringement and asserting various affirmative defenses. The parties are proceeding with discovery in accordance with the scheduling order issued by the Court. The Company intends to vigorously defend this action. As a result, no loss has been accrued in the Company’s financial statements as of September 30, 2006.
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

          The total number of shares currently reserved for issuance under the 1999 ESPP is 2,525,000 shares. At September 30, 2006, 567,186 shares were available for issuance under the 1999 ESPP. During the nine months ended September 30, 2006 and 2005, approximately 414,000 and 328,000 shares of Common Stock, respectively, were issued under the Company’s employee stock purchase plan.
     Stock Option Plans
          The Company’s Stock Option Plans (the “Plans”), as amended, authorize the Board of Directors to grant incentive stock options and nonstatutory stock options to employees, directors and consultants to purchase up to a total of 33,689,384 shares of the Company’s common stock. Under the Plans, incentive stock options are granted at an exercise price that is not to be less than 100% of the fair market value of the Company’s common stock on the date of grant, as determined by the Company’s Board of Directors. Nonqualified stock options are granted at a price that is not to be less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Generally, options granted under the Plans are exercisable for a period of ten years after the date of grant, and vest over four years. During the three months ended September 30, 2006 and 2005, 1,291,000 and 253,000 shares of common stock, respectively, were issued upon the exercise of options under the Company’s stock option plans. For the nine months ended September 30, 2006 and 2005, shares of common stock that were issued upon exercise of options under the Company’s stock option plans were 2,059,000 and 605,000, respectively.
     Stock Repurchase Program
          In February 2006, the Company’s Board of Directors approved an increase in the amount authorized for repurchase under the Company’s share repurchase program from $75.0 million to $100.0 million and extended the term of the program from twenty-four (24) months to thirty-six (36) months following the date of original authorization. During the third quarter of fiscal 2006, the Company did not repurchase any shares of SonicWALL common stock. For the nine months ended September 30, 2006, the Company has repurchased and retired approximately 1.3 million shares of SonicWALL common stock at an average price of $7.16 per share for an aggregate purchase price of $9.1 million. As of September 30, 2006, the remaining authorized amount for stock repurchase under this program is $41.3 million.
          The purchase price for the shares of the Company’s common stock repurchased was reflected as a reduction to shareholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” the Company allocated the purchase price of the repurchased shares as a reduction to retained earnings and common stock and additional paid-in capital.

General Information about Stock Options
     The following table summarizes option activity under the stock option plans:

		Options Outstanding
			Weighted
	Options		Average
	Available for	Number	Exercise Price
	Grant	Outstanding	per Share
Balance at December 31, 2005	347,565	16,823,438	$6.33
Granted	(816,500)	816,500	$7.51
Assumed in acquisition	—	76,848	$1.46
Exercised	—	(80,912)	$5.72
Cancelled/forfeited/expired	587,757	(604,394)	$6.32
Additional shares reserved	2,601,046	—	—

Balance at March 31, 2006	2,719,868	17,031,480	$6.37
Granted	(614,000)	614,000	$8.37
Exercised	—	(687,237)	$6.18
Cancelled/forfeited/expired	565,724	(579,294)	$7.03

Balance at June 30, 2006	2,671,592	16,378,949	$6.44
Granted	(97,000)	97,000	$9.98
Exercised	—	(1,290,656)	$5.80
Cancelled/forfeited/expired	227,637	(233,799)	$6.58

Balance at September 30, 2006	2,802,229	14,951,494	$6.51

          The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2006:

	Options Outstanding				Option Exercisable
		Weighted
		Average	Weighted			Weighted
		Remaining	Average			Average
Range of Exercise	Number	Contractual	Exercise Price	Aggregate	Number	Exercise Price	Aggregate
Prices	Outstanding	Life (in Years)	per Share	Intrinsic Value	Exercisable	per Share	Intrinsic Value
$0.30–$0.39	33,930	7.9	$0.30	$360,196	17,383	$0.31	$184,474
$0.63–$0.94	5,152	2.1	0.92	51,516	1,112	0.93	11,110
$1.41–$1.42	39,876	3.5	1.41	379,179	10,301	1.41	97,921
$2.87–$4.28	3,188,886	6.4	3.44	23,862,437	2,800,042	3.43	20,966,472
$4.93–$7.34	5,472,588	7.7	5.89	27,545,866	2,431,098	5.71	12,676,271
$7.47–$10.75	5,939,452	8.5	7.82	18,407,296	1,831,805	7.86	5,599,578
$11.26–$16.49	48,610	4.2	13.52	—	48,610	13.52	—
$17.03–$18.79	103,000	4.8	17.94	—	103,000	17.94	—
$29.75–$29.75	20,000	3.6	29.75	—	20,000	29.75	—
$45.56–$45.57	100,000	3.8	45.56	—	100,000	45.56	—

Total	14,951,494	7.7	$6.51	$70,606,490	7,363,351	$6.19	$39,535,826

     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $10.92 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 7.1 million.

     The weighted average grant-date fair value of options granted during the three months ended September 30, 2006 was $3.46 per share. The total fair value of shares vested during the three months ended September 30, 2006 was $3.1 million. The total intrinsic value of options exercised during the three months ended September 30, 2006 was $5.6 million. The total cash received from employees as a result of employee stock option exercises and employee stock purchase plan during the three months ended September 30, 2006 was $8.8 million. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 was $3.10 per share. The total fair value of shares vested during the nine months ended September 30, 2006 was $9.4 million. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $7.3 million. The total cash received from employees as a result of employee stock option exercises and employee stock purchase plan during the nine months ended September 30, 2006 was $14.3 million. In connection with these exercises, there was a tax benefit of $3.0 million realized by the Company due to the Company’s current tax position. The weighted average remaining contractual term for options exercisable at September 30, 2006 was 6.7 years. The Company issues new shares of common stock upon exercise of stock options. The total compensation cost related to non-vested awards not yet recognized at September 30, 2006 was $22.3 million and the weighted-average period over which the total compensation cost related to non-vested awards not yet recognized is expected to be recognized was 2.47 years.
     The Company has assumed certain option plans in connection with business combinations. Generally, the options granted under these plans have terms similar to the Company’s own options. The exercise prices of such options have been adjusted to reflect the relative exchange ratios.
     The assumptions used to estimate the fair value of stock options granted under the Company’s Stock Option Plans and stock purchase rights granted under the Employee Stock Purchase Plan for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Options		ESPP
	Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Expected volatility	42%	63%	36% to 40%	60%
Risk-free interest rate	4.8 to 4.9%	3.76% to 4.07%	3.7% to 5.3%	2.77%
Expected term (in years)	3.12 years	4 years	0.5 to 1 year	0.5 year
Dividend yield	0%	0%	0%	0%
     The Company estimates the fair value of stock options using a Black-Scholes option-pricing model to determine the fair value of share-based awards under SFAS 123R, and consistent with that used for pro forma disclosures under SFAS 123 prior to the adoption of SFAS 123R. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions including expected volatility, expected term and interest rates. The Black-Scholes model also incorporates the Lattice methodology to calculate the expected term input.
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
     Expected Term: The Company’s expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behaviour as influenced by changes to the terms of its share-based awards.
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
          Effective January 1, 2005, the Company modified the terms of the defined contribution retirement plan to provide a discretionary matching contribution amount which is currently 50% of the employee contribution up to a maximum of $2,000 annually for each participant. All such employer contributions vest immediately. As a result, the Company has expensed approximately $61,000 and 56,000 during the three months ended September 30, 2006 and 2005, respectively and $500,000 and $414,000 for the nine months ended September 30, 2006 and 2005, respectively.
     Deferred Compensation Plan
          In June 2004, SonicWALL adopted a deferred compensation plan (DCP) to provide specified benefits to, and help retain, a select group of management and highly compensated employees and directors (Participants) who contribute materially to the Company’s continued growth, development, and future business success. Under the DCP, Participants may defer up to 80% of their salary and up to 100% of their annual bonus and commission. Each Participant’s deferral account is credited with an amount equal to the net investment return of one or more equity or bond funds selected by the Participant. Amounts in a Participant’s deferral account represent an unsecured claim against the Company’s assets and are paid, pursuant to the Participant’s election, in a lump-sum or in quarterly installments at a specified date during the participant’s employment or upon the Participant’s termination of employment with the Company. The Company pays for the insurance coverage provided under this plan, but does not make any contributions to this plan. At September 30, 2006, the trust assets and the corresponding deferred compensation liability were $2,196,000 and $2,279,000, respectively, and are included in other current assets and other current liabilities, respectively.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Form 10-Q contains forward-looking statements which relate to future events or our future financial performance. In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. In addition, forward-looking statements in this document include, but are not limited to, those regarding the dedication of resources to develop new products and services and marketing those products and services to channel partners and customers, the introduction of more service offerings on our platforms as a vehicle to generate additional revenue from our installed base of products; our ability to deliver comprehensive and profitable solutions to our channel partners, the level of comfort of our channel partners in offering our solutions to their customers, the growth of the Network Security, Secure Content Management and Business Continuity markets, the impact of a failure to achieve greater international sales ,our ability to maintain and enhance current product lines, develop new products, maintain technological competitiveness and meet the expanding range of customer requirements; our ability to deliver comprehensive solutions to channel partners, the positive characteristics of our software license and service revenue model on future revenue growth, expected competition in the Internet security market and our ability to compete in markets in which we participate; impact of service renewal rates on lowering selling and marketing expense, our ability to achieve increased incremental revenue per transaction through success of our software license and service revenue model, the impact of IT spending on demand for our products and services, the current and likely future impact of share based compensation expense as required by SFAS 123R on reported operating results, anticipated revenue contributions of new products including continuous data protection, email security and SSL-VPN products and related services; the anticipation that relatively few distributors and resellers will continue to account for a significant portion of our revenue; our ability to successfully introduce new products and services; pricing pressures on our solution based offerings; anticipated higher gross margins associated with our license and service offerings the future predictability of our revenue stream; the probability of realization of all deferred tax assets; our ability to sustain success in targeted vertical markets; assessment of future effective tax rates and the continued need for a valuation allowance; the potential for product gross margins to erode based upon changes in product mix, downward pressure on product pricing or upward pressure on production costs, the impact of product mix on product gross profits; our ability to maintain investment in current and future product development and enhancement efforts, the introduction of new products and the broadening of existing product offerings, the rate of change of general and administrative expenses, the impact of geopolitical and macro-economic conditions on demand for our offerings; the ability of our contract manufacturers to meet our requirements; the belief that existing cash, cash equivalents and short-

term investments will be sufficient to meet our cash requirements at least through the next twelve months; factors potentially impacting operating cash flows in future periods; expected fluctuations in day sales outstanding and the impact of litigation on future liquidity and capital reserves. These statements are only predictions, and they are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth herein under the heading “Risk Factors” and also under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission. References to “we,” “our,” and “us” refer to SonicWALL, Inc. and its subsidiaries
Overview
          SonicWALL provides security, productivity, mobility, and data protection solutions for businesses of all sizes. Our products are typically deployed at the edges of, and within small to medium sized local area networks. These networks are often aggregated into broader distributed deployments to support companies that do business in multiple physical locations, interconnect their networks with trading partners, or support a mobile or remote workforce. Our products are sold in over 50 countries worldwide.
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
          We seek to provide our channel partners and customers with differentiated solutions that are innovative, easy to use, reliable, and provide good value. To support this commitment, we dedicate significant resources to developing new products and marketing our products to our channel partners and customers.
Key Success Factors of our Business
          We believe that there are several key success factors of our business, and that we create value in our business by focusing on our execution in these areas.
     Channel
          Our distributors and resellers provide a valuable service in assisting end-users in the design, implementation, and service of our security, productivity, data protection, and mobility applications. We support our distribution and channel partners with sales, marketing, and technical support to help them create and fulfill demand for our offerings. We also focus on helping our channel partners succeed with our products by concentrating on comprehensive reseller training and certification, and support for our channel’s sales activities.
     Product and Service Platform
          Our products serve as a platform for revenue generation for both us and our channel partners. Each appliance sale can result in additional revenue through the simultaneous or subsequent sale of add-on software licenses, such as our Global Management System, or through the sale of additional value-added subscription services, such as Content Filtering; client Anti-Virus and integrated Gateway Anti-Virus; Anti-Spyware and Intrusion Prevention Services; email protection and off-site data backup. We plan to introduce more service options for our platforms, which will allow us to generate additional revenue from both our installed base of platforms as well as from those services coupled to incremental product sales.

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
     Market Acceptance
          We began offering integrated security appliances in 1997, and since that time we have shipped approximately 911,000 revenue units. When measured by units shipped, we are typically among the top three suppliers in the markets in which we compete. Our experience in serving a broad market and installed base of customers provides us with opportunities to become a leader in the areas of ease-of-use and reduced total cost of ownership. Additionally, our demonstrated market acceptance provides our current and prospective channel partners with an increased level of comfort when deciding to offer our products to their customers.
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
          If we fail to structure our distribution relationships in a manner consistent with marketplace requirements and on favorable terms, the percentage of sales from international territories will decline and the revenue from our international operations may decrease.
     License and Services Revenue
          We believe that the software license and services component of our revenue has several characteristics that are positive for our business as a whole: our license and services revenue is associated with a higher gross profit than our product revenue; the subscription services component of license and services revenue is recognized ratably over the services period, and thus provides, in the aggregate, a more predictable revenue stream than product revenue, which is generally recognized at the time of the sale; and to the extent that we are able to achieve good renewal rates, we have the opportunity to lower our selling and marketing expenses attributable to that segment. If we are successful in licensing our software and selling our services to both our installed base and in conjunction with our new product sales, we will likely be able to generate incremental revenue out of each product transaction. However, should we not achieve reasonable rates of selling associated services to our installed base or as part of new product sales, or realize lower subscription service renewal rates, we risk having our revenue concentrated in more unpredictable product and license sales.
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
Critical Accounting Policies and Critical Accounting Estimates
          The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe that the judgments, assumptions and estimates upon which we rely are reasonable based upon information available to us at the time that these judgments, assumptions and estimates are made. However, any differences between these judgments, assumptions and estimates and actual results could have a material impact on our statement of operations and financial condition. The accounting policies that reflect our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (1) revenue recognition; (2) sales returns and other allowances, allowance for doubtful accounts and warranty reserve; (3) valuation of inventory; (4) accounting for income taxes; (5) valuation of long-lived and intangible assets and goodwill and (6) share-based compensation. There have been no material changes to any of our critical accounting policies and critical accounting estimates as disclosed in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2005 with the exception of the adoption of SFAS 123R in the first quarter of 2006 as discussed in the accompanying financial statements.

RESULTS OF OPERATIONS
     The following table sets forth certain consolidated financial data for the periods indicated as percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Product	53.3%	53.6%	52.7%	56.5%
License and service	46.7%	46.4%	47.3%	43.5%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Product	22.6%	20.6%	22.3%	20.6%
License and service	7.1%	5.7%	7.0%	5.9%

Amortization of purchased technology	3.3%	3.3%	3.4%	3.4%

Total cost of revenue	33.1%	29.6%	32.7%	29.9%

Gross profit	66.9%	70.4%	67.3%	70.1%

Operating expenses:
Research and development	18.6%	16.1%	19.8%	16.7%
Sales and marketing	39.3%	39.2%	42.3%	38.9%
General and administrative	12.0%	10.0%	11.8%	11.1%

Amortization of purchased intangible assets	1.7%	2.1%	1.8%	2.1%
Restructuring charges	0.0%	0.0%	1.1%	0.0%

In-process research and development	0.0%	0.0%	1.2%	0.0%

Total operating expenses	71.6%	67.4%	78.0%	68.8%

Income (loss) from operations	-4.7%	3.0%	-10.7%	1.3%

Interest income and other expense, net	5.8%	5.1%	5.4%	4.7%

Income (loss) before income taxes	1.1%	8.1%	-5.3%	6.0%
Provision for income taxes	-6.1%	-0.5%	-3.4%	-0.5%

Net income (loss)	-5.0%	7.6%	-8.7%	5.5%

          For the three and nine months ending September 30, 2006, total SFAS 123R share-based compensation cost as a percent of total revenue was 9.1% and 8.2% respectively. For the third quarter, the SFAS 123R share-based compensation cost as a percentage of total revenue, was allocated as follows: 0.4% to cost of revenue, 2.9% to research and development, 2.9% to sales and marketing and 2.9% to general and administrative. For the nine months ending September 30, 2006, such cost was allocated as follows: 0.3% to cost of revenue, 2.7% to research and development, 2.8% to sales and marketing and 2.4% to general and administrative.

Revenue (in thousands, except for percentage data)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2006	2005	Variance	2006	2005	$ Variance
Product	$24,087	$18,236	32%	$67,880	$55,875	21%
Percentage of total revenue	53%	54%		53%	56%
License and service	21,103	15,782	34%	60,947	43,034	42%
Percentage of total revenue	47%	46%		47%	44%

Total revenue	$45,190	$34,018	33%	$128,827	$98,909	30%

     Product Revenue
          We shipped approximately 51,000 and 142,000 revenue units, respectively, in the three and nine month periods ended September 30, 2006 as compared to 39,000 and 116,000 revenue units shipped in the three and nine month periods ended September 30, 2005. The increase in unit sales in the three and nine months period ended September 30, 2006 compared to the corresponding periods in 2005 was primarily due to increased unit sales of our TZ and PRO products along with the unit sales of new products in continuous data protection, email security and SSL-VPN that were not available in the corresponding periods of 2005.
          The increase in product revenue in the three and nine months period ended September 30, 2006 compared to the corresponding periods in 2005 was primarily due to increased sales of our TZ and PRO products and sales of new products in continuous data protection, email security and SSL-VPN that were not available in the corresponding periods of 2005. We expect new products to be a continuing source of additional revenue.
     License and Service Revenue
          License and service revenue is derived primarily from licensing of software products, such as our Global Management System, enhancements to our “SonicOS” operating system, node upgrades, sales of subscription services such as Content Filtering, client Anti-Virus and integrated Gateway Anti-Virus, Anti-Spyware and Intrusion Prevention and extended service contracts. In addition, we generate license and service revenue from the sale of extended service contracts and professional services related to training, consulting and engineering services. We have experienced significant year over year growth in license and services revenue and expect the market opportunity for our license and subscription service offerings, in particular, to grow as customer awareness around the dynamic requirements of unified network threat prevention and management becomes more pervasive. In addition, there is an opportunity to sell new subscription service offerings in conjunction with new product offerings in continuous data protection and email security and to our installed base of customers in the form of renewals of existing contracts along with additional services. We believe that the combination of subscription services sold in conjunction with our new product offerings will be a source of additional revenue.
          In the three and nine months ended September 30, 2006, revenue from our subscription service offerings, including Content Filtering, Email Security, client Anti-Virus and integrated Gateway Anti-Virus, Anti-Spyware and Intrusion Prevention, increased to $10.6 million and $29.4 million, respectively, from $6.6 million and $16.9 million, respectively, during the corresponding periods in 2005. In the three and nine months ended September 30, 2006 revenue from extended service contracts increased to approximately $6.1 million and $25.0 million, respectively, from $5.6 million and $16.7 million, respectively, during the same period last year. The increase in subscription services and service contracts was primarily due to the increase of subscription services sold in conjunction with new hardware appliance sales; an increase in subscription service renewals; and increased sales of software applications.
     Channel data
          SonicWALL products are sold primarily through distributors to Value Added Resellers who, in turn, sell our products to end-customers. Channel sales accounted for approximately 99% and 98% of total revenue in the three and nine months ended September

30, 2006, respectively, compared to substantially all of total revenue in the same periods last year. Tech Data, Ingram Micro and Alternative Technology, all of whom are technology product distributors, together accounted for approximately 54% of our total revenue in the three and nine months ended September 30, 2006, respectively, compared to 52% and 50% of total revenue in the same periods last year. In addition to our distribution channels, we have also historically sold our products to original equipment manufacturer (“OEM”) partners, although sales to OEM partners represented a negligible amount of revenue during the three and nine months ended September 30, 2006.
Geographic revenue data (in thousands, except for percentage data)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2006	2005	Variance	2006	2005	Variance
Americas	$32,507	$24,242	34%	$92,023	$69,132	33%
Percentage of total revenue	72%	71%		71%	70%
EMEA	8,501	5,190	64%	23,406	17,500	34%
Percentage of total revenue	19%	15%		18%	18%
APAC	4,182	4,586	-9%	13,398	12,277	9%
Percentage of total revenue	9%	13%		10%	12%

Total revenue	$45,190	$34,018		$128,827	$98,909

     The increase in revenue in the Americas for the three months ended September 30, 2006 compared to the corresponding period of 2005 was primarily due to increased sales of our license and subscription service products along with increased sales of our TZ and PRO products and sales of new products in continuous data protection, email security, and SSL-VPN. The Americas included sales from regions outside the United States of $1.6 million and $1.5 million for the three months ended September 30, 2006 and 2005, respectively, and $4.0 million and $4.1 million for the nine months ended September 30, 2006 and 2005. The increase in revenue in EMEA was primarily the result of significantly increased sales of our TZ products and sales of new products in continuous data protection, email security and SSL-VPN. The decrease in revenue in APAC was primarily due to increased sales of our license and subscription service products, offset by the decreased sales of TZ and PRO products.
     The increase in revenue in the Americas and EMEA in the nine months ended September 30, 2006, compared to the corresponding period of 2005, was primarily due to increased sales of our license and subscription service products along with increased sales of our PRO products and sales of new products in continuous data protection, email security and SSL-VPN. The increase in revenue in APAC was primarily due to increased sales of our license and subscription service products, the increased sales of our PRO products and sales of new products in continuous data protection, email security and SSL-VPN, partially offset by decreased sales of TZ products.
Cost of Revenue and Gross Profit
     The following table shows the cost of revenue for product and the cost of revenue for license and service (in thousands, except for percentage data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2006	2005	Variance	2006	2005	Variance
Product	$10,210	$6,994	46%	$28,677	$20,310	41%
License and service	3,228	$1,956	65%	9,030	$5,877	54%
Amortization of purchased technology	1,501	$1,138	32%	4,424	$3,409	30%

Total cost of revenue	$14,939	$10,088	48%	$42,131	$29,596	42%

Note — Effect of amortization of purchased technology has been excluded from product and license and service gross profit discussions below.
     The following table shows the gross profit for product and the gross profit for license and service (in thousands, except for percentage data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amount		Percentage		Amount		Percentage
	2006	2005	2006	2005	2006	2005	2006	2005
Product	$13,877	$11,242	58%	62%	$39,203	$35,565	58%	64%
License and service	17,875	13,826	85%	88%	51,917	$37,157	85%	86%
Amortization of purchased technology	(1,501)	(1,138)	-100%	-100%	(4,424)	(3,409)	-100%	-100%

Total gross profit	$30,251	$23,930	67%	70%	$86,696	$69,313	67%	70%

Cost of Product Revenue and Gross profit
     Cost of product revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers, freight related fulfillment costs, amortization of purchased technology related to our acquisitions, and overhead costs associated with our manufacturing operations. Additionally, warranty costs and inventory provisions or write-downs are included in cost of product revenue. In the three and nine months period ended September 30, 2006, cost of product revenue increased by 12% and 15%, respectively, on a per unit basis and the number of units shipped increased by 31% and 22%, respectively, in comparison to the same periods last year. The increase in cost on a per unit basis is the result of a change in the mix of units sold and increased fulfillment costs per unit. In addition, the cost of product revenue includes, in the three and nine months ended September 30, 2006, $144,000 and $335,000, respectively, of share-based compensation cost associated with the adoption of SFAS 123R.
     Gross profit from product sales increased in the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 primarily due to increased unit volume and average sales prices offset by higher production costs per unit. We expect future product gross profits to erode to the extent that we experience downward pressure on product pricing or upward pressure on production costs. A change in the mix of product sold could also change product gross profits.
Cost of License and Service Revenue and Gross profit
     Cost of license and service revenue includes all costs associated with the production and delivery of our license and service products, including technical support costs related to our service contracts, royalty costs related to certain subscription products, personnel costs related to the delivery of training, consulting, and professional services; and cost of packaging materials and related costs paid to contract manufacturers. Cost of license and service revenue increased in the three and nine months ended September 30, 2006 as compared to the same periods last year, as set forth in the table above. This increase was due primarily to an increase in technical support costs associated with a larger base of license and subscription services customers. To deliver services under these contracts, we outsource a significant portion of technical support delivery to third party service providers. In addition, the cost of license and service revenue includes, in the three and nine months ended September 30, 2006, $42,000 and $103,000, respectively, of share-based compensation cost associated with the adoption of SFAS 123R.
Amortization of Purchased Technology
     Amortization of purchased technology represents the amortization of existing technology acquired in our business combinations accounted for using the purchase method. Purchased technology is being amortized over the estimated useful lives of four to six years. The increase in amortization for the three and nine month ended September 30, 2006 as compared to the same period last year primarily related to the amortization of purchased intangibles associated with our acquisitions of enKoo, Lasso Logic and MailFrontier.

     Future amortization to be included in cost of revenue based on current balance of purchased technology, absent any additional investment, is as follows (in thousands):

Fiscal Year	Cost of Revenue
2006 (fourth quarter)	$963
2007	1,635
2008	1,635
2009	1,635
2010	993
Thereafter	—

Total	$6,861

     Our gross profit has been and will continue to be affected by a variety of factors, including competition; the mix of products and services; new product introductions and enhancements; fluctuations in manufacturing volumes, the cost of components and manufacturing labor.
Operating Expenses
Research and Development

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
(In thousands, except percentage data)	2006	2005	Variance	2006	2005	Variance
Expense	$8,391	5,494	53%	$25,480	$16,522	54%
Percentage of total revenue	19%	16%		20%	17%
     Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment, and supplies associated with enhancing existing products and developing new products. For the three months ended September 30, 2006, the increase in research and development costs in absolute dollars in comparison to the same period last year was primarily due to the following: (1) increased salaries and benefits of $1.3 million related to personnel added primarily as a result of acquisitions completed in the first quarter of 2006 and the fourth quarter of 2005; (2) $1.2 million of share-based compensation expense under SFAS 123R related to employee stock options and rights granted under the employee stock purchase plan; and (3) increase in facility and information technology costs of approximately $300,000 resulting from an increase in the percentage allocation for such costs based upon the growth in the number of employees in research and development.
     For the nine months ended September 30, 2006, the increase in absolute dollars in comparison to the same period last year was primarily due to (1) increased salaries and benefits of $3.7 million resulting from the acquisitions completed in the first quarter of 2006 and the fourth quarter of 2005 ; (2) $3.4 million of share-based compensation expense under SFAS 123R related to employee stock options and rights granted under the employee stock purchase plan; (3) $677,000 of contract labor and legal expenses related to intellectual property matters and immigration activities; and (4) $597,000 increase in facility and information technology allocation costs due to an increase in the percentage allocation of such costs based upon the growth in the number of employees in research and development.
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
Sales and Marketing

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
(In thousands, except percentage data)	2006	2005	Variance	2006	2005	Variance
Expense	$17,782	$13,339	33%	$54,467	$38,456	42%
Percentage of total revenue	39%	39%		42%	39%
     Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, costs related to customer support, travel, tradeshows, promotional and advertising costs, and related facilities costs. For the three months ended September 30, 2006, the increase in sales and marketing expenses compared to the same period last year is primarily due to (1) increased personnel costs, including salaries, commissions, and related employee benefits, of approximately $2.1 million resulting from higher sales levels and personnel added as a result of acquisition activities; (2) $1.3 million of share-based compensation expense under SFAS 123R related to employee stock options and rights granted under the employee stock purchase plan; (3) an increase in third-party expenses associated with subscription renewal services of approximately $945,000; and (4) an increase of approximately $377,000 in our co-op advertising costs primarily due to the linearity in billings and timing of shipments to certain distributors. These increases in sales and marketing expenses were partially offset by reduction in cost of channel marketing activities of approximately $473,000 due to improved cost control measures.
     For the nine months ended September 30, 2006, the increase in sales and marketing expenses is attributed to (1) increased personnel costs, including salaries, commissions, related employee benefits, and increased contract labor expenses, of approximately $8.8 million resulting from higher sales achievement levels and personnel added as a result of acquisition activities; (2) $3.5 million of share-based compensation expense under SFAS 123R related to employee stock options and rights granted under the employee stock purchase plan; (3) an increase of $1.1 million in travel related cost to pursue various sales and marketing opportunities; (4) an increase of approximately $1.1 million in our co-op advertising costs primarily due to increased sales and the linearity in billings and timing of shipments to certain distributors; and (5) additional expenses incurred in our channel marketing programs, media advertising, and third-party expenses associated with subscription renewal services of approximately $1.8 million.
General and Administrative

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
(In thousands, except percentage data)	2006	2005	Variance	2006	2005	Variance
Expense	$5,418	$3,414	59%	$15,207	$10,960	39%
Percentage of total revenue	12%	10%		12%	11%
     General and administrative expenses consist primarily of personnel costs, business insurance, corporate governance costs, travel expense, and related facilities costs. The increase for the three months ended September 30, 2006 compared to the same period last year was related to (1) share-based compensation expense of $1.3 million associated with the adoption of SFAS 123R related to employee stock options and rights granted under the employee stock purchase plan; (2) an increase in professional fees and expenses of approximately $299,000 that were associated primarily with litigation related expenses and certain audit activities during the quarter; and (3) an increase in compliance cost related to taxes, licenses and fees of approximately $177,000 .
     For the nine months ended September 30, 2006, compared to the same period last year, the increase in G&A expenses was primarily attributed to (1) $3.1 million of share-based compensation expense under SFAS 123R related to employee stock options and rights granted under the employee stock purchase plan; (2) an increase in professional fees and expenses of approximately $894,000 that were associated primarily with litigation related expenses, partially offset by a reduction in professional fees and expenses related to certain audit activities of approximately $408,000; and (3) an increase in compliance cost related to taxes, licenses and fees of approximately $177,000.

Amortization of Purchased Intangibles

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
(In thousands, except percentage data)	2006	2005	Variance	2006	2005	Variance
Expense	$767	$701	9%	$2,302	$2,107	9%
Percentage of total revenue	2%	2%		2%	2%
     Amortization of purchased intangibles represents the amortization of assets arising from contractual or other legal rights acquired in business combinations accounted for as a purchase except for amortization of existing technology which is included in cost of revenue. Purchased intangible assets are being amortized over their estimated useful lives of three to six years. The increase in amortization expense in the three and nine months ended September 30, 2006 compared to the same period last year is primarily attributable to the amortization of finite-lived intangibles related to the acquisitions of enKoo, Lasso Logic and MailFrontier.
     Future amortization to be included in operating expense based on the current balance of purchased intangibles absent any additional investment is as follows (in thousands):

Fiscal Year	Operating Expense
2006 (fourth quarter)	$419
2007	220
2008	124
2009	105
2010	105
Thereafter	122

Total	$1,095

Restructuring Charges

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
(In thousands, except percentage data)	2006	2005	Variance	2006	2005	Variance
Expense	$—	—	0%	$1,409	—	100%
Percentage of total revenue	0%	0%		1%	0%
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
In-Process Research and Development

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
(In thousands, except percentage data)	2006	2005	Variance	2006	2005	Variance
Expense	—	—	0%	1,580	—	100%
Percentage of total revenue	0%	0%		1%	0%
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
Interest Income and Other Expense, Net
     Interest income and other expense, net consists primarily of interest income on our cash, cash equivalents and short-term investments, and was $2.6 million and $1.7 million for the three months ended September 30, 2006 and 2005, respectively and $6.9 million and $4.7 million for the nine months ended September 30, 2006 and 2005, respectively. Fluctuations in short-term interest rates directly influence the interest income we recognize. For the three and nine months periods ended September 30, 2006, the increase was primarily due to an increase in effective interest rates in our investment portfolio and higher cash balances.
Provision for Income Taxes
     The provision for income taxes in the three and nine months ended September 30, 2006 was $2.8 million and $4.4 million, respectively, as compared to $162,000 and $453,000, respectively, in the three and nine months ended September 30, 2005. At September 30, 2006, we continue to have a full valuation allowance against our deferred tax assets based upon the determination that it is more likely than not that all deferred tax assets may not be realized in the foreseeable future due to historical operating losses. The net operating loss and research and development tax credit carryovers that make up the vast majority of the deferred tax assets will expire at various dates through the year 2024.
     Going forward, we will assess the continued need for the valuation allowance. After we have demonstrated profitability for a period of time and begin utilizing a significant portion of the deferred tax assets, we may reverse the valuation allowance, likely resulting in a significant benefit to the statement of operations in some future period. At this time, we cannot reasonably estimate when this reversal might occur, if at all. In addition, we expect a significant increase in our effective tax rate. As of December 31, 2005, we have exhausted the tax benefits associated with net operating losses that we previously generated. The remaining net operating losses were derived from acquisitions and stock option exercise activity and do not impact the effective tax rate.
Share-based Compensation
     On January 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchase based on estimated fair values.
     We recorded a stock-based compensation expense of $84,000 and $19,000 in the three and nine months ended September 30, 2005 related to a modification of a stock option grant in fiscal 2004, which is subject to variable accounting treatment, resulting in expense or contra-expense recognition in each period, using the cumulative expense method.
LIQUIDITY AND CAPITAL RESOURCES
     SonicWALL ended the third quarter of 2006 with $238.7 million in cash, cash equivalents and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, as compared to $240.4 million at December 31, 2005; a decrease of $1.7 million. Our primary source of cash is receipts from product, license and service revenue. The primary use of cash are payments for the production of our products, payroll (salaries and related benefits), general operating expenses (marketing, travel, office rent), and the repurchase of shares of common stock under our share repurchase program. We also use cash to finance our acquisition activities.
Operating Activities
     For the nine months ended September 30, 2006, cash provided by operating activities totaled $27.5 million compared to $19.5 million in the same period of the prior year. For the nine months period ended September 30, 2006, cash provided by operating activities was the result of the net loss adjusted by non-cash items such as depreciation and amortization expense of $8.3 million, SFAS 123R related share-based compensation expense of $9.7 million, excess tax benefits from share-based compensation of $1.9 million, non-cash restructuring charges of $1.4 million, in-process research and development expense of $1.6 million and changes in our operating assets and liabilities of $19.7 million. The main drivers of the changes in our operating assets and liabilities are as follows:
     Accounts receivable increased due to higher sales and the addition of $1.3 million of accounts receivable related to the acquisition of MailFrontier. Our DSO in accounts receivable was 34 days at September 30, 2006 compared to 32 days at December 31, 2005 and 41 days at September 30, 2005. The decrease in DSO at September 30, 2006 as compared to the same period last year was primarily due to effective collection efforts, the timing of shipments and billings, and the continued practice by our larger distributors of taking advantage of early payment discounts along with an increase in revenue. Collection of accounts receivable and related DSO will fluctuate in future periods due to the timing and amount of our future billings, the payment terms that we extend to our customers and the effectiveness of our collection efforts. Deferred revenue increased due to increased sales of subscription services as well as an increase related to shipments to distributors whereby revenue is recognized on a sell-through basis. In addition, there was approximately $2.0 million in deferred revenue derived through the acquisition of MailFrontier. The increase in other accrued liabilities is primarily due to (1) an increase in the accrual related to the restricted cash in escrow in connection with the acquisition; and (2) an increase in the accrual related to product warranties and royalty contracts. The increase in income taxes payable is primarily related to the increase in our effective tax rate and the timing of payments. The decrease in accrued restructuring is caused by the payment of employee severance benefits and facility cost for space no longer needed in connection with the 2006 Restructuring Plan.
     For the nine months ended September 30, 2005, the primary sources of cash flows were net income plus depreciation and amortization and the increase in deferred revenue. Cash provided by operating activities was the result of increases in deferred revenue, accounts payable, offset by increases in accounts receivable, inventories, prepaid expenses and other current assets as well as decreases in other accrued liabilities and accrued payroll and benefits. Deferred revenue increased due to increased sales of subscription services as well as an increase related to shipments to distributors whereby revenue is recognized on a sell-through method. Accounts receivable increased primarily due to the non-linearity of shipments combined with increase in billings. Accrued payroll and related benefits decreased primarily due to timing of the employee stock purchase plan withholdings, the timing of payments to employee, offset by the employees’ unused vacation. Other accrued liabilities decreased mainly due to the timing of payments, a decrease in accrued royalties, and a decrease in the restructuring reserves. Prepaid expenses increased primarily because of the timing of our annual insurance payments and the increase in the trust assets of the deferred compensation plan.
     In addition, our operating cash flows may be impacted in the future by a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, expensing stock options, the timing and amount of taxes paid and the timing of payments to our vendors for accounts payable.
Investing Activities
     For the nine months ended September 30, 2006, net cash used in investing activities was $43.1 million, principally as a result of (1) $6.5 million net purchase of short-term investments; (2) $29.5 million acquisition of MailFrontier, net of cash acquired; (3) $2.4 million purchase of property and equipment; and (4) $4.6 million increase in restricted cash in escrow.
     Net cash provided by investing activities for the nine months ended September 30, 2005 was $34.5 million, principally as a result of the net sale and maturity of $35.1 million of short-term investments and $665,000 used to purchase property and equipment.
Financing Activities
     Net cash provided by financing activities was $7.1 million for the nine months ended September 30, 2006 consisting of $14.3 million that was provided by common stock issuances as a result of stock option and employee stock purchase plan share exercises and $1.9 million that was provided by excess tax benefits from share-based compensation, offset by $9.1 million used under our stock repurchase program.

     For the nine months ended September 30, 2005, cash of $30.2 million was used as part of our stock repurchase program, offset by $3.7 million provided from common stock issuances as a result of stock option and employee stock purchase plan share exercises.
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
Off-Balance Sheet Arrangements and Contractual Obligations
     We do not have any debt, long-term obligations or long-term capital commitments. The following summarizes our principal contractual commitments as of September 30, 2006 (in thousands):

		Payments Due by Period
		Less Than	1 to 3	3 to 5
Contractual Obligations	Total	One Year	Years	Years

Operating lease obligations	$1,346	$265	$1,081	$—
Non-Cancelable Purchase obligations	$14,408	$14,408	$—	$—
     We outsource our manufacturing function to third-party contract manufacturers. At September 30, 2006, we had purchase obligations to our contract manufacturers totaling approximately $15.2 million. Of this amount $11.7 million cannot be cancelled. We are contingently liable for any inventory owned by the contract manufacturer that becomes excess and obsolete. As of September 30, 2006, we had accrued $75,000 for excess and obsolete inventory held by our contract manufacturer. We are contingently liable for any inventory related to the non-cancelable purchase obligations in the event that the inventory becomes excess and obsolete.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rates risk
     Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we classified our short-term investments as available-for-sale. Consequently, investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. As of September 30, 2006, our cash, cash equivalents and short-term investments included money-markets securities, auction rate securities, corporate bonds, municipal bonds and commercial paper which are subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates change prior to maturity.
     A fundamental principle of our investment policy is that we are averse to principal loss. In accordance with our policy, we pursue strategies designed to provide safety and preservation of our invested funds by making investments which limit default and market risk. We mitigate default risk by investing in only investment-grade instruments. We do not use derivative financial instruments in our investment portfolio.

     The majority of our short-term investments maturing in more than one year are readily tradable in 7 to 28 days. Due to this and the short duration of the balance of our investment portfolio, we believe an immediate 10% change in interest rates would be immaterial to our financial condition or results of operations.
     The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted average interest rates as of September 30, 2006:

	Maturing in
	Less Than	More Than
	One Year	One Year	Total
	(In thousands, except percentage data)
Short-term investments	$79,174	$125,430	$204,604
Weighted average interest rate	4.22%	5.31%
Foreign currency risk
     We consider our exposure to foreign currency exchange rate fluctuations to be minimal. We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars. For the three months ended September 30, 2006, we earned approximately 30% of our revenue from international markets, which in the future may be denominated in various currencies. As a result, in the future our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. In addition, because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future. In addition, we have minimal cash balances denominated in foreign currencies. We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.
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
Changes in Internal Control over Financial Reporting
     During the nine months period ended September 30, 2006, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     To date, sales to three distributors, Ingram Micro, Tech Data, and Alternative Technology have accounted for a significant portion of our revenue. For the three and nine months ended September, 2006 and 2005, substantially all of our sales were to distributors and resellers as shown in the following table, expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Distributors/Resellers	99%	98%	98%	98%
     Sales through Ingram Micro, Tech Data, and Alternative Technology for the three and nine months ended September 30, 2006 and 2005 represented the following percentages of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customers	2006	2005	2006	2005
Alternative Technology	21%	15%	18%	11%
Tech Data	18%	20%	18%	19%
Ingram Micro	16%	17%	17%	20%

     For the nine months ended September 30, 2006, our top 10 distributors and resellers accounted for 69% of our total revenue. For the nine months ended September 30, 2005, our top 10 distributors and resellers accounted for 66% of total revenue.
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
     In addition, Ingram Micro, Tech Data, and Alternative Technology represented the following dollar amount and percentages of our accounts receivable balance at September 30 (in millions, except for percentages):

	Nine Months Ended September 30,
	Amount		Percentage
Customers	2006	2005	2006	2005
Alternative Technology	$4.4	$4.3	26%	28%
Ingram Micro	$2.6	$2.6	15%	16%
Tech Data	$1.2	$1.2	7%	7%
     The failure of distributors and resellers to pay us in a timely manner could adversely affect our balance sheet, our results of operations and our creditworthiness, which could make it more difficult to conduct business.
If we are unable to compete successfully in the highly competitive market for Internet security products and services, our business could be adversely affected.
     The market for Internet security products is worldwide and highly competitive. Competition in our market continues to increase, and we expect competition to further intensify in the future. There are few substantial barriers to entry and additional competition from existing competitors and new market entrants will likely occur in the future. Current and potential competitors in our markets include, but are not limited to, Check Point, Microsoft, Symantec, Cisco Systems, Juniper Networks, Secure Computing, Watchguard, Fortinet, WebSense, McAfee, all of which sell worldwide or have a presence in most of the major markets for such products.
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
     Changes in general economic conditions and the volatility in the demand for Internet security products are two of the many factors underlying our inability to predict our revenue for a given period. We base our spending levels for product development, sales and marketing, and other operating expenses largely on our expected future revenue. A large proportion of our expenses are fixed for a particular quarter or year, and therefore, we may be unable to implement a decrease in our spending in time to compensate for any unexpected quarterly or annual shortfall in revenue. As a result, any shortfall in revenue would likely adversely affect our operating results. For the nine months ended September 30, 2006, we reported a net loss of $11.2 million. For the nine months ended September 30, 2005, we reported net income of $5.5 million. Our accumulated deficit as of September 30, 2006 is $130.3 million. We do not know if we will be able to return to profitability in the future nor can we assure you that if we achieve profitability again, we will be able to sustain it.

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
     We provide our major distributors with price protection rights for inventories of our products held by them. If we reduce the list price of our products, our major distributors receive refunds or credits from us that reduce the price of such products held in their inventory based upon the new list price. As of September 30, 2006, we estimated that approximately $17.6 million of our products in our distributors’ inventory are subject to price protection. We have issued approximately $473,000 and $220,000 of credits under our price protection policies during the nine months ended September 30, 2006 and 2005, respectively. Future credits for price protection will depend on the percentage of our price reductions for the products in inventory and our ability to manage the level of our major distributors’ inventory. If future price protection adjustments are higher than expected, our future results of operations could be materially adversely affected.
We are dependent on international sales for a substantial amount of our revenue. We face the risk of international business and associated currency fluctuations, which might adversely affect our operating results.
     International revenue represented 30% of total revenue for the nine months ended September 30, 2006, and 33% of total revenue in 2005. We expect that international revenue will continue to represent a substantial portion of our total revenue in the foreseeable future and represents a growth opportunity for the Company. Our risks of doing business abroad include our ability to structure our distribution relationships in a manner consistent with marketplace requirements and on favorable terms, and if we are unable to do so, revenue may decrease from our international operations. Because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. A weakened dollar could increase the cost of local operating expenses and procurement of raw materials. We are subject to the risks of conducting business internationally, including potential foreign government regulation of our technology, geopolitical risks associated with political and economic instability, changes in diplomatic and trade relationships, and changes in foreign countries’ laws affecting such areas as employment relationships, environmental regulation, intellectual property protection and the Internet generally.
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
Our product manufacturing, assembly, and support are outsourced. If our contract manufacturers or third party support organizations are unable to meet our requirements for any reason, the revenue we receive from sales of our products and services could be adversely affected.
     We outsource our hardware manufacturing, assembly, and support. Flash Electronics manufactures and assembles many of our products at facilities in both the U.S. and China. Our agreement with Flash Electronics, effective June 4, 2004, specifies an initial term of one (1) year with automatic yearly renewal terms unless the agreement is terminated by either party upon 90 days prior written notice. SerComm Corporation of Taiwan manufactures and assembles certain of our products at facilities located in Taiwan. Our agreement with SerComm, effective on January 20, 2005, specifies an initial term of one (1) year with automatic yearly renewal terms unless terminated by either party upon 90 days prior written notice. Our operations could be disrupted if we have to switch to a replacement vendor or if our hardware supply is interrupted for any reason. In addition, we provide forecasts of our demand to our contract manufacturers nine months prior to scheduled delivery of products to our customers. If we overestimate our requirements, our contract manufacturers may have excess inventory, which would increase our costs. If we underestimate our requirements, our contract manufacturers may have an inadequate component inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenue. In addition, lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. Financial problems of our contract manufacturers or reservation of manufacturing capacity by other companies, inside or outside of our industry, could either limit supply or increase costs. We may also experience shortages of components from time to time, which also could delay the manufacturing of our products. If any of the foregoing occurs we could lose customer orders and revenue could decline. In the geographic regions in which we do business, we outsource certain technical support services. Our agreements with these third party support organizations typically specify an initial term of one (1) to two (2) years with automatic extension term renewals unless terminated by either party pursuant to applicable notice provisions. These agreements specify service levels, other performance measurements such as training, escalation procedures, issue tracking, and problem reporting as well as staffing levels. If our third party support organizations fail to satisfy these requirements or if we have to switch to a replacement vendor or otherwise change our support strategy, support levels for our products could fall below levels expected by our customers which could result in a loss of orders for our products and services and a resulting loss of revenue.
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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting which would harm our business and the trading price of our stock.
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
     We have evaluated our internal controls over financial reporting as of December 31, 2005 and complied with the management certification and Independent Registered Public Accounting Firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in connection with the filing of our annual report on Form 10-K for the year ended December 31, 2005. We may not meet such certification and attestation requirements for future reporting periods. If we are not able to meet the requirements of Section 404 in future reporting periods, or if our independent registered public accounting firm is unable to attest thereto, we may be subject to review by regulatory authorities, such as the SEC or the NASDAQ National Market, which could adversely affect our financial results and the market price of our Common Stock.
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
     We offer one and two year warranty periods on our products. During the warranty period end users may receive a repaired or replacement product for any defective unit subject to completion of certain procedural requirements. Our products may contain undetected errors or defects. If there is a product failure, we may have to replace all affected products without being able to record revenue for the replacement units, or we may have to refund the purchase price for such units if the defect cannot be resolved. Despite extensive testing, some errors are discovered only after a product has been installed and used by customers. Any errors discovered after commercial release could result in loss of revenue and claims against us. Such product defects can negatively impact our products’ reputation and result in reduced sales.
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
The requirement to record compensation expense for the value of stock options or other share-based awards that we issue to our employees has significantly reduced our earnings.
     We believe that stock options are a key element in our ability to attract and retain employees in the markets in which we operate. In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004), Share-based Payment, which requires public companies to recognize, as an expense, the fair value of stock option and other share-based compensation to employees. We have adopted these requirements effective in the annual reporting period commencing January 1, 2006. Prior to this reporting period, we used the intrinsic value method to measure compensation expense for share-based awards to our employees. Under this standard, we did not consider stock option grants issued under our employee stock option plans to be compensation when the exercise price of stock option was equal to or greater than the fair market value on the date of grant. Beginning January 1, 2006, we have recorded a compensation charge as stock options or other share-based compensation awards are issued or as they vest, including the compensation related to the unvested portion of options that were granted prior to January 1, 2006. This compensation charge was based on a calculated value of the option or other share-based award using the modified prospective transition method and the Black-Scholes model. This incremental share-based compensation expense has and will have a material adverse effect on our reported results.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) None.
     (b) None.
     (c) Issuer Purchases of Equity Securities (in thousands, except per-share amounts)
     In February 2006, The Company’s Board of Directors approved an increase in the amount authorized for repurchase under the plan from $75.0 million to $100.0 million and extended the term of the program from twenty-four (24) to thirty-six (36) months following the date of original authorization. The Company did not repurchase any shares of SonicWALL common stock during the three months ended September 30, 2006. During the nine months ended September 30, 2006, the Company repurchased and retired approximately 1.3 million shares of SonicWALL common stock at an average price of $7.16 per share for an aggregate purchase price of $9.1 million. As of September 30, 2006, the remaining authorized amount for stock repurchase under this program is $41.3 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a)-, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Description
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California.

SONICWALL, INC.
By:	/s/ Robert D. Selvi
Robert D. Selvi
Chief Financial Officer

Dated: November 3, 2006

INDEX TO EXHIBITS

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a)-, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.