Form 10-K
period 2006-12-31
SONICWALL INC
filed 2007-03-14
CIK 1093885

_ _

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 000-27723

SonicWALL, Inc.
(Exact name of registrant as specified in its charter)

California	77-0270079
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

As of June 30, 2006, the aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the NASDAQ Global Market on that date) was approximately $581,047,308. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2007, there were 65,425,680 shares of the Registrant’s Common Stock outstanding. This is the only outstanding class of common stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement for its 2007 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

We cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report.

PART I

ITEM 1.	Business

Overview

SonicWALL designs, develops, manufactures, and sells integrated network security, content security, and business continuity solutions for small to medium size networks. Our products are designed to provide secure Internet access to both wired and wireless broadband customers, enable secure Internet-based connectivity for distributed organizations, inspect the content entering and leaving our customers networks, protect organizations against inbound and outbound email threats, and provide business continuity in the case of data or connectivity loss. We believe our security appliances and software provide high-performance, robust, reliable, easy-to-use, and affordable security solutions for our customers. Additionally, our Internet security products are designed to make our customers more productive and more mobile, while still maintaining a high level of security. As of December 31, 2006, we have sold more than 952,000 of our Internet security appliance platforms worldwide. We also sell value-added services for our security appliances, including content filtering, anti-spam protection, anti-virus protection, offsite backup, and intrusion prevention on a subscription basis and license software packages such as our Global Management System (“GMS”) and our Global VPN Client. Our GMS enables distributed enterprises and service providers to manage and monitor a large number of SonicWALL Internet security appliances and deploy our security software and services from a central location thereby reducing staffing requirements, increasing the speed of deployment and lowering costs. Our Global VPN Client provides mobile users with a simple, easy-to-use solution for securely accessing the network. On November 28, 2005 we completed the acquisition of Lasso Logic, Inc. (“Lasso”), an early stage company providing continuous data protection for backup and recovery solutions and acquired certain assets from enKoo, Inc. (“enKoo”) associated with its secure remote access technology. On February 22, 2006, the Company completed the acquisition of MailFrontier, Inc. (“MailFrontier”) to expand its offering in secure content management, especially in the email security market. MailFrontier’s email security solutions protect organizations against inbound and outbound threats such as “spam”, “phishing”, “viruses”, directory harvest attacks and policy violations, provide control for content compliance, and enable consolidation of email infrastructure.

Our products and services are sold, and software licensed, through a two tiered distribution model; first to distributors and then to resellers, who provide solutions using our products, services, and software to end-user customers.

SonicWALL, Inc. was incorporated in California in 1991. References in this report to “we,” “our,” “us,” and “the Company” refer to SonicWALL, Inc. Our principal executive offices are located at 1143 Borregas Avenue, Sunnyvale, California 94089, and our telephone number is (408) 745-9600.

Industry Background

Businesses and consumers access the Internet for a wide variety of uses including communications, information gathering, and commerce. Businesses and enterprises of all sizes have accepted the Internet as a critical yet affordable means of achieving global reach and brand awareness, allowing access and shared information among a large number of geographically dispersed employees, customers, suppliers and business partners. The Internet has become a particularly attractive solution for small and medium size businesses due to its cost effectiveness and ease-of-use. Larger enterprises also connect their internal networks to the Internet allowing for greater and quicker communications and expanded operations. Many of today’s larger enterprises also have branch offices, mobile workers, and telecommuters who connect electronically through the Internet to the corporate office and each other. The Internet has also become a vital tool of information access and communication for schools, libraries, government agencies and other institutions.

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

Importance of Data Security

We believe Internet security is essential for businesses and enterprises due to the large amount of confidential information transmitted or accessible over the Internet. Broadband technologies, including DSL and cable, are always connected to the Internet. This constant connectivity increases the risk that confidential information, information controlled by privacy regulations, and other sensitive business information might be compromised by computer hackers, identity thieves, disgruntled employees, contractors, or competitors. In addition, business or enterprise data and networks become increasingly vulnerable to security threats and sophisticated attacks as the number of connections to the Internet increase, through satellite offices or telecommuters, and the volume of confidential information accessible through the Internet increases. Breaches of network security are costly to a business, both financially and as a source of lost productivity resulting from network and computer downtime.

The productivity gains of network use are also threatened by large volumes of unsolicited email (“spam”), which can overload mail servers and applications as well as consuming employee time. Additionally, some types of unsolicited e-mail are conduits for network attacks, or attempt to deceive the recipient into disclosing confidential information.

As networks and the data carried on them become more essential to the conduct of business, the financial risk associated with data loss also increases. Network security breaches can cause data loss, as can disk drive failures and accidental or intentional deletion of critical files.

We believe that many enterprises are aware of the need to increase their information technology budget to address these concerns, thereby reducing the risk to their business and to their customers.

The market for security and productivity products includes a variety of applications to address vulnerabilities and protect critical data both during transmission and at rest. These applications include, among others, firewalls, VPN access products, anti-virus solutions, intrusion prevention, content filtering, backup and restore systems, and e-mail security products.

Integrated Solutions for Internet Security

As network connection speeds and bandwidth have increased, and as more complex forms of data are transmitted by and within enterprises, reliable solutions have developed that emphasize high rates of data transfer while maintaining the integrity and security of network data. Enterprises of all sizes require a broad array of high performance, cost-effective products to protect their networks, delivering security and productivity not only for the central office headquarters and for perimeter branch offices but also for telecommuters and other employees working from remote locations.

We believe solutions that integrate hardware, software and service elements overcome many of the shortcomings of solutions based upon software alone. Software based security solutions can be difficult to install and manage, often requiring dedicated and highly skilled in-house information technology (“IT”) personnel. Additionally, software only security solutions can also be difficult to integrate within networks, often requiring installation of dedicated server equipment and the use of complex load balancing switches to ensure reliable, high-speed performance. Our integrated solution approach can overcome many of these limitations by integrating multiple security and productivity functions into easy-to-deploy devices that are interoperable with many industry standards. These integrated solutions can remain current through automatic update services.

The Advent of Secure Virtual Private Networks (VPNs)

Large and small enterprises utilize VPNs in the place of more costly private, dedicated networks or leased lines. VPNs allow for two or more individual networks to be linked creating one large private network. The private network is “virtual” because it leverages the public Internet as the network infrastructure. Enterprises use VPNs to achieve a variety of objectives. Telecommuters and traveling workers can access a corporate network to work from their out-of-office locations using remote access VPN. Satellite and branch offices can connect to the home office network using site-to-site VPNs. An enterprise can connect with its business partners, suppliers, and customers utilizing an Extranet VPN. These VPN connections must be secure from unauthorized access and safe from unauthorized alteration. To secure a VPN, information traveling between the locations is encrypted and authenticated. To help deliver the desired quality and security levels, businesses, and enterprises can monitor and prioritize network traffic for business-critical applications and allocate bandwidth for specific traffic, typically using customer premises equipment encryption and authentication products.

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

SSL-VPN is an approach designed to connect any user from anywhere to any resource reliably and conveniently, with enhanced levels of security. SSL-VPN does not establish a network-layer connection between users and the VPN gateway. Rather, connections are established at the transport layer. The Web browser on the user’s device represents the pre-existing VPN software client for establishing an encrypted tunnel between the user’s device and the SSL-VPN gateway. Through a Web browser, users can access several categories of applications and resources. SSL-VPN solutions were originally designed for large enterprises with a feature set and price that exceeded SMB needs and means. This situation is changing with a new generation of SSL-VPN product offerings specifically designed to meet the remote access needs of SMBs at affordable prices.

Need for Anti-Virus, Intrusion Prevention and Content Filtering Solutions

The Computer Security Institute Computer Crime and Security Survey published in 2004, reported the two most common forms of attack or abuse were virus outbreaks and insider abuse of network access. In addition to lost productivity, companies, their partners and customers are vulnerable to severe financial losses. This reality has been underscored by the rapid infection of many users through widespread and highly publicized virus outbreaks affecting business networks around the globe. At the same time, we believe that issues such as loss of employee productivity, liability concerns, and network bandwidth constraints continue to fuel the growth of content filtering. Enterprises are deploying anti-virus protection, content filtering, and intrusion prevention solutions across the enterprise and expending technical resources to keep these defenses updated against the latest virus threats and objectionable or inappropriate content.

Rising Value of Data and Demand for Business Continuity

As enterprises increase their reliance on networked computer systems to develop products, maintain relationships with customers, and conduct commerce, the data stored on the networked systems become increasingly critical to the productivity and success of the business. Loss of important files or data can result in significant interruptions in the ability of a company to conduct business. To counter this risk and to meet emerging and existing regulatory requirements, companies have traditionally turned to tape-based backup and restoration technologies. Increasing performance of hard disk drives and the speed of internet connectivity coupled with reduced costs have given rise to alternatives to tape-based solutions. These solutions offer continuous, rather than point-in-time, data protection as well as higher performance.

Increases in Unsolicited E-Mail

Email is one of the most popular and often one of the most critical business applications making use of the Internet. Recent years have seen a dramatic rise in the amount of unsolicited email (“spam”) directed to both consumers and business Internet users. This unsolicited email can be a nuisance at best, consuming employee productivity as each employee must read and delete each unwanted message. In more extreme cases, spam can cause email servers to slow down or even stop working, causing delays or interruptions in business operations. Aside from the employee and network productivity degradations, some forms of unsolicited mail may also contain other types of threats, including attempts to cause recipient computers to execute malicious code, or attempts to mislead recipients in disclosing confidential information for the purposes of fraud or theft.

Strategy

Our goal is to extend our leadership position in Internet security by continuing the transition of our Company to a comprehensive provider of integrated network security, content security, and business continuity solutions. We plan to accomplish our goal by focusing on value innovation, the process whereby we deliver solutions with price-performance advantages.

Key elements of our strategy include:

•	Global Growth. We plan to focus our investment in those geographical areas that can sustain rates of growth consistent with our business objectives. Part of our global growth initiative also includes taking advantage of supply chain improvements wherever possible. We believe that this type of alignment of our resources will strengthen our global position.

•	Continue to Bring New Products to the Market. We use our internal product design and development and integration expertise to produce solutions that deliver value to our end-users.

•	Continuous Cost Reduction. We intend to be vigorous in our pursuit to lower costs in all aspects of our business. Supply chain improvements and continual business process improvement are key components of this initiative. We believe that the associated cost reductions will strengthen our market position and assist us in penetrating new markets.

•	Strengthen Our Indirect Channel. Our global target markets are generally served by a two-tier distribution model. We have achieved varying degrees of regional penetration in these markets with large-scale distributors at the hub of our model fulfilling the needs of value-added resellers (“VAR’s”) and systems integrators and creating a distribution web that covers over 50 countries. We intend to continue to implement programs designed to enhance our competitive position through distributors and VAR’s.

•	Increase Services and Software Revenue. We intend to continue to develop new services and licensed software offerings to generate additional revenue from our installed base and to provide additional sources of revenue ancillary to our product sales. We currently offer a selection of integrated functionality including gateway anti-virus, client anti-virus, anti-spyware, anti-spam, intrusion prevention, offsite backup, and content filtering subscription services. We also offer fee-based customer support services and training. We have dedicated sales and marketing personnel and programs that focus on selling these services, as well as add-on products to our existing base of customers.

•	Inorganic Growth. We intend to continue to explore corporate opportunities to enhance our ability to broaden the product range that we bring to the market. Where appropriate, we may license, OEM, or acquire technologies in order to better address the current and future requirements of our customers.

The SonicWALL Solutions

SonicWALL provides comprehensive Internet security solutions that include network security, business continuity and content security, training, consulting and support services. Our Internet gateways serve as platforms for which SonicWALL sells additional software and services to enhance customer security and productivity. Our solutions provide cost effective and high performance Internet security solutions to small, medium, and large enterprise users in commercial, healthcare, education, and government markets.

SonicWALL products are designed to provide comprehensive Internet security solutions for (1) networks ranging in size from one to more than 15,000 users; (2) enterprises having branch offices, telecommuting employees or POS locations; and (3) e-commerce applications that handle millions of secure transactions daily. Our security appliances span a wide range of requirements, from single-user appliances to rack-mounted enterprise-class units capable of supporting thousands of users. Our products offer substantial flexibility in the number of supported users, the number of ports, and a variety of software options such as gateway anti-virus, anti-spyware, intrusion prevention and content filtering, as well as management and reporting tools that enable our customers to easily manage SonicWALL appliances installed throughout their networks. The Email Security appliances and software provide enterprise grade security to small, medium, and large networks. Our Email Security platform includes constant update from a global sensing network, and provides continuous protection against spam, phishing, virus, and other attacks.

Security Appliances

SonicWALL Internet security appliances vary with respect to the number of supported users, the number of ports, product features, processor speed, and scalability. During 2006, we introduced new versions of SonicOS (our firmware for the security appliances) that provided new and existing customers with new security and productivity features and capabilities. SonicWALL maintains a constant development effort to continuously improve and advance our platforms.

SonicWALL’s current generation line of security appliances includes:

SonicWALL TZ 150 and TZ 150 Wireless.  This Internet security appliance delivers layered protection to small and home offices through an integrated deep packet inspection firewall/VPN, including a single Ethernet WAN port and four-port LAN switch.

SonicWALL TZ 170 and TZ 170 Wireless.  This Internet security appliance is designed to provide a comprehensive security platform, delivering network security, flexibility and reliability to home and remote and branch offices. The functionality of the TZ 170 is extended by the integrated 5-port medium dependent interface crossover (“MDIX”) switch allowing multiple computers to be networked together. The TZ 170 Wireless provides the same features plus wireless connectivity over 802.11b/g standards.

SonicWALL TZ 170 SP and TZ 170 SP Wireless.  This Internet security appliance is designed to provide a comprehensive security platform delivering continuous network uptime for critical, secure data connectivity through integrated, automated broadband, and analog failover and failback technologies. The TZ 170 SP Wireless provides all the same features plus 802.11b/g wireless connectivity.

SonicWALL TZ 190.  This Internet security appliance is designed to provide a comprehensive security platform delivering continuous network uptime for critical, secure data connectivity through integrated, automated, and secure 3G wireless broadband access and failback technologies.

SonicWALL PRO 1260.  This Internet security appliance is designed to provide a comprehensive security and switching platform through an integrated deep inspection firewall/VPN and wire-speed 24-port, auto-MDIX Layer 2 switch.

SonicWALL PRO 2040.  This Internet security appliance is designed to provide a comprehensive network security, mobility and productivity solution in a rack-mounted appliance including a deep packet inspection firewall and 3DES/AES VPN.

SonicWALL PRO 3060.  This Internet security appliance is designed to provide a comprehensive security platform for complex networks, utilizing six fully configurable Ethernet interfaces. This product is designed to support up to 128,000 concurrent sessions, 25 VPN client sessions for remote users, and 500 to 1,000 VPN site-to-site connections.

SonicWALL PRO 4060.  This Internet security appliance is designed to provide all of the features of the PRO 3060, and it designed to support up to 500,000 concurrent sessions, 1,000 VPN client sessions for remote users, and up to 3,000 VPN site-to-site connections.

SonicWALL PRO 4100.  This Internet security appliance provides internal and external network protection across all 10 gigabit interfaces designed to deliver high-speed gateway anti-virus, anti-spyware, anti-spam and intrusion prevention. The PRO 4100 includes 800 Mbps firewall, 300Mbps deep packet inspection and 350 Mbps VPN throughputs.

SonicWALL PRO 5060.  This Internet security appliance is a high performance, multi-service security gateway for medium-to-large networks integrating gigabit-class firewall, VPN, intrusion prevention, anti-virus, and content filtering. The PRO 5060 is designed to provide 1+ Gbps deep packet inspection firewall and 500 Mbps 3DES/AES VPN throughput.

SonicWALL Content Security Manager (CSM) 2100 and 3200.  Our Content Security Management appliance-based solutions integrate seamlessly into virtually any network environment. The SonicWALL Content Security Manager 2100 CF delivers appliance-based Internet filtering that is designed to enhance security and employee productivity, optimize network utilization, and manage access to objectionable Web content. The SonicWALL Content Security Manager 3200 is designed to deliver protection for mid-size businesses (up to 1000 nodes) by integrating real-time gateway anti-virus, anti-spyware, intrusion prevention, and content filtering services.

SonicWALL SSL-VPN 200, SSL-VPN 2000, and SSL-VPN 4000.  The SSL-VPN series is designed to provide a secure clientless remote network and application access solution that requires no pre-installed client software. Utilizing only a standard Web browser, users can access e-mail, files, intranets, remote desktops (including both full desktop and individual application access), and other resources on the corporate LAN from any location.

SonicWALL Email Security 200, 300, 400, 500, 6000, 8000.  The Email Security series is designed to provide inbound and outbound email threat protection for the small to medium size business by protecting against spam, virus, and phishing attacks.

SonicWALL CDP 1440i, 2440i, 3440i, 4440i.  The Continuous Data Protection (CDP) Backup and Recovery appliance is an integrated, end-to-end backup and recovery solution for businesses and remote offices that is designed to provide automatic, real-time, disk-based data backup for productivity files, Microsoft Exchange, SQL Server, and business applications, as well as remote laptops and desktops. This appliance also integrates bare metal restore capability.

Security Application and Services

SonicWALL Internet security appliances are designed to integrate seamlessly with our line of value-added security applications to provide a comprehensive Internet security solution. With SonicWALL’s integrated security applications and services, we believe users can reduce the integration and maintenance problems that often result from sourcing, installing, and maintaining security products and services from multiple vendors.

SonicWALL Global VPN Client.  Our virtual private networking capabilities enable communications over the Internet between geographically dispersed offices, workers, and partners.

SonicWALL Content Filtering Service.  Our content filtering service enables businesses, families, schools and libraries to control access to objectionable or inappropriate web sites by uniform resource locator (“URL”), keyword or application type. We offer a content filtering subscription service that provides a list of objectionable web sites that is automatically updated on an hourly basis.

SonicWALL Enforced Anti-Virus and Anti-Spyware Client.  Our enforced anti-virus and anti-spyware subscription service for desktops and laptops integrates with our security appliances to deploy and maintain anti-virus and anti-spyware software for each user on the network without the need for desktop-by-desktop installation, configuration, and maintenance. Automatic anti-virus and anti-spyware updates are provided to all network nodes.

SonicWALL Gateway Anti-Virus, Anti-Spyware, and Intrusion Prevention.  SonicWALL Gateway Anti-Virus, Anti-Spyware, and Intrusion Prevention Service is designed to provide a fully integrated approach against sophisticated application layer and content-based attacks. Utilizing a deep packet inspection architecture, SonicWALL Gateway Anti-Virus, Anti-Spyware, and Intrusion prevention Service is designed to secure the network from the core to the perimeter against a comprehensive array of dynamic threats and software vulnerabilities.

SonicWALL Backup and Recovery Offsite Services.  Coupled with SonicWALL CDP, we provide offsite data protection at our secure offsite data centers. Data replicated to and guarded at SonicWALL data centers is transmitted and stored with an AES 256-bit encryption key that is known only to the end user or SonicWALL channel partner. This service is designed to enable customers to recover data lost in the event of natural disasters such as floods, fires, and electrical power surges, or from a theft in the business.

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

For network administrators, managing security for distributed networks on a site-by-site basis places a strain on resources. Visits to remote sites to setup security, inspect security installations, or provide training to local personnel is time consuming, expensive and impractical. Administrators cannot be certain that every installation in the distributed network is complying with company security policies. To address these realities, SonicWALL’s Global Management System (“GMS”) is designed to provide global security management. This software application is designed to provide network administrators with configuration and management tools to globally define, distribute, enforce, and deploy the full range of security application services and upgrades for thousands of SonicWALL Internet security appliances.

Value proposition

The SonicWALL product line of Internet security solutions provides our customers with the following key benefits:

•	High-Performance, Scalable, and Robust Access Security. We offer our customers a comprehensive integrated security solution that includes firewall, VPN, gateway anti-virus, anti-spyware, intrusion prevention, content security, and content filtering. Specifically, we offer the following values:

•	Our access security products protect private networks against Internet-based theft, destruction, or modification of data, and can automatically notify customers if their network is under certain types of attack. SonicWALL has been awarded the internationally recognized International Computer Security Association (“ICSA”) Firewall and VPN Certification.

•	Our SSL-VPN product family provides organizations of various sizes with an affordable, simple and secure clientless remote network and application access solution that requires no pre-installed client software.

•	Our anti-virus services provide comprehensive virus protection with automatic updates and minimal administration.

•	Our gateway anti-virus, anti-spyware, and intrusion prevention services shield networks from infection from malicious code by blocking transmissions through the gateway and disrupting background communications from existing spyware programs that transmit confidential data.

•	Our content filtering service enables customers such as businesses, schools, government agencies, and libraries to restrict access to objectionable or inappropriate web sites.

•	Our Secure Content Management solutions provide and end-to-end comprehensive protection against spam, virus, Spyware, intrusion and other vulnerabilities.

•	Our products can serve a network of sub-10 user segments to all the way up to large enterprise with thousands of users. Each of our solutions, e.g., Email Security, Content Security Manager, Client Anti-Virus & Anti-Spyware, etc., work as a standalone solution, but also together to provide layered protection against a rapidly changing threat environment.

•	Ease of Installation and Use. The SonicWALL product line of Internet security solutions delivers “plug-and-play” appliances designed for easy installation and use. Installation consists of connecting a SonicWALL device between the private network and the broadband Internet access device for our access security products and in front of the e-commerce web server for our transaction security products. SonicWALL products are configured and managed through a web browser-based interface or through our GMS with no required reconfiguration of personal computer applications. Specifically, we offer the following values:

•	Our access security products are pre-configured to interface with major Internet access technologies, including cable, DSL, Integrated Services Design Network (“ISDN”), Frame Relay, and T-1 via Ethernet.

•	Our transaction security products are compatible with major web server and e-commerce software products and are designed to operate in the most sophisticated and highest traffic network architectures.

•	Our CSM product can work behind most existing firewalls and VPN appliances.

•	Our Email security solution works with most Email servers.

•	Low Total Cost of Ownership. The SonicWALL product design minimizes the purchase, installation, and maintenance costs of Internet security. The suggested retail prices of our security solutions start below $400 and scale up to over $35,000.

•	Reliability. The SonicWALL products are designed for reliability and uptime. Our products use an embedded single purpose operating system.

•	Reduces Recovery Time Objective (RTO). The SonicWALL CDP series reduces downtime after failure. Traditional backup technologies require the manual process of rotating backup tapes, restoring tapes in specific orders, and copying data to staging areas before placing the data back into production environments. The SonicWALL CDP solution reduces this downtime through one click recovery and access to backup data by any secure, registered user with assigned rights on the network

•	Provides for Recovery Point Objective (RPO). After a data loss event, businesses traditionally restore data typically from a single point in time on either a daily, weekly, or monthly basis. The SonicWALL CDP series allows users to recover data to a specific point in time since it continuously backs up data thereby allowing users with privileges to select any previous version of a file and instantly bring it into a product environment.

•	Integrated End-to-End Local and Offsite Solution. The SonicWALL CDP product line represents an integrated end-to-end backup and recovery solution. Traditional multi-vendor solutions typically involve tape drive vendors, backup software vendors, offsite backup providers, tape transportation and vaulting providers, and the manual process of managing tapes. The integrated SonicWALL solution solves this problem by providing a hands-free disk-based continuous solution.

Technology

We have designed our SonicWALL products using a unique combination of proprietary and non-proprietary hardware and software that delivers Internet security with what we believe is excellent ease-of-use and industry-leading price/performance.

Appliance Platforms

SonicWALL’s TZ Series appliances are based on a highly integrated system-on-a-chip architecture which SonicWALL purchases from a third party. SonicWALL’s PRO Series appliances are based on an industry standard processor architecture coupled to an auxiliary processor purchased from a third party.

The SonicWALL network security appliance solutions provide the following core features:

•	Deep Packet Inspection Firewall. The core technology is the deep packet inspection firewall software that examines all layers of the packet (from the physical layer up to application layer) and determines whether to accept or reject the requested communication based on information derived from previous communications and the applications in use. Deep packet inspection dynamically adjusts based on the changing state of the communication running across the firewall and is invisible to users on the protected network.

•	IP Address Management. Our appliances manage the complexity of IP addressing through. Network Address Translation (“NAT”) tools which allow networks to share a small number of valid public IP addresses with an equal or larger number of client computers on the LAN.

The SonicWALL access security solutions offer the following options for device management:

•	Web Browser-Based Management Interface. This interface is designed to provide an intuitive and easy-to-use web-based management interface for rapid installation, configuration, and maintenance This interface can be accessed from any web browser on the internal, private network. This interface can also be accessed remotely in a secure manner.

•	SonicWALL Global Management System. Our global management system, SonicWALL GMS, is an enterprise software application that is designed to enable service providers and distributed enterprises to manage all of their SonicWALL appliances from a central location. SonicWALL GMS is available to use in Windows NT, Windows 2000 and Sun Solaris operating environments. SonicWALL GMS is also compatible with leading relational database management systems such as Oracle and Microsoft SQL Server.

•	Logging and Reporting. SonicWALL appliances maintain an event log of potential security concerns, which can be viewed with a web browser or automatically sent on a periodic basis to any e-mail address. SonicWALL appliances notify the administrator of high-priority security issues, such as an attack on a server, by immediately sending an alert message to a priority e-mail account such as an e-mail pager.

SonicWALL appliances also provide pre-defined reports that show different views of Internet usage, such as the most commonly accessed web sites.

The SonicWALL content security solutions provide the following core features:

•	SonicWALL Email Security solutions provide inbound and outbound e-mail management, content compliance capabilities, anti-spam and Time Zero anti-virus technology, DHA, DoS and Zombie attack protection, end-user spam management, seamless LDAP integration, and robust reporting.

•	SonicWALL Content Security Manager products are appliance-based gateway security and content filtering solutions that integrate real-time gateway anti-virus, anti-spyware and intrusion prevention to deliver network protection from Internet threats.

The SonicWALL CDP solutions provide the following core features:

•	SonicWALL CDP is a proprietary software/hardware appliance that continuously searches servers, mobile laptops, and connected desktops for file changes. Our unique Adaptive Replication Engine (ARE) coordinates protection of multiple networked client PCs and servers, updates client servers with latest versions, and coordinates updates with the SonicWALL web infrastructure.

Applications and Services

SonicWALL Internet security appliances are designed to integrate with a complete line of value-added security services to provide comprehensive Internet security. With SonicWALL’s integrated security services, we believe that integration and maintenance problems that often result from sourcing, installing, and maintaining security products from multiple vendors are minimized. Our security services are enabled on the base hardware platform via a software key.

•	Content Filtering. Our Internet content filter blocks objectionable content using a list of prohibited URLs and keywords as well as cookies, Java and ActiveX scripts.

•	Gateway Anti-Virus. Our gateway anti-virus service is intended to provide anti-virus protection throughout a business and across a distributed network and delivers protection for high threat viruses and malaria by conducting inspections over the most common protocols used in today’s networked environments. Automatic anti-virus updates are available for all network nodes to protect them from new virus outbreaks.

•	Anti-Spyware. Our gateway anti-spyware service is intended to provide anti-spyware protection throughout a business and across a distributed network and delivers protection for intrusive and unwanted applications, from being loaded onto user’s computers without their knowledge. Automatic anti-spyware updates are available for all network nodes to protect them from new virus outbreaks.

•	Intrusion Prevention. Our intrusion prevention service utilizes a configurable, ultra-high performance deep packet inspection engine to deliver network protection while preventing known buffer overflow vulnerabilities in software. This service also defends against various worms, Trojans, and backdoor exploits. The service not only protects networks from attacks originating outside the network (WAN), but also from internal attacks targeting network segments (LANs), and provides a robust database of attack and vulnerability signatures that is dynamically updated as new exploits and vulnerabilities are discovered.

Competition

The market for Internet security solutions is worldwide and highly competitive. Competition in our market has increased over the past year, and we expect competition to further intensify in the future. There are few substantial barriers to entry. Additional competition from existing competitors and new market entrants will likely occur in the future.

Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. In addition, our current and future competitors may integrate security solutions into the infrastructure of their existing product lines, including operating systems, routers, and browsers, in a manner that may discourage users from purchasing the products and services we offer. Many of our current and potential competitors have greater name recognition, larger customer bases to leverage, and greater access to proprietary technology, and could therefore gain market share to our detriment. In addition, our current and potential competitors may consolidate through mergers or acquisitions or establish cooperative relationships among themselves or with third parties. These actions may further enhance their financial, technical, and other resources. We expect additional competition as other established and emerging companies enter the Internet security market and new products and technologies are introduced.

Principal competitors in our markets include, but are not limited to the following, all of which sell worldwide or have a presence in most of the major markets for such products:

•	Enterprise firewall software vendors such as Check Point, Microsoft, and Symantec;

•	Network equipment manufacturers such as Cisco Systems, Lucent Technologies, Nortel Networks and Nokia;

•	Security appliance suppliers such as WatchGuard Technologies and Juniper Networks.

•	Content security suppliers such as Barracuda Networks and Secure Computing Corporation.

The market for data loss protection solutions changes rapidly due primarily to the price drop in disk capacity. Our primary competitors are tape drive manufacturers, software providers whose software points to tape devices, and offsite backup providers. Competitive tape manufacturers include Sony, Hewlett-Packard, and Quantum, while software competitors include Symantec, Computer Associates, Seagate, and Iron Mountain.

Customer Service and Technical Support

We offer our customers a complete range of support programs that include electronic support, product maintenance and personalized technical support services on a worldwide basis. We offer direct support to customers in North America, Europe, Japan, and selected countries in Asia Pacific. Support services in other locations are provided through SonicWALL distributors. We now have customer support centers located in California, Arizona, The Netherlands, Japan, and India. Portions of the remainder of our technical support function is outsourced to third party service providers under agreements that may be cancelled upon advance written notice of either 90 or 180 days. Outsourcing a portion of our technical support enables us to reduce fixed overhead and personnel costs and allows us the flexibility to meet market demand.

Our standard service offerings include support which is available during normal business hours, as well as an enhanced offering providing access to support services 24 hours a day, seven days a week. These support offerings provide problem identification, problem resolution, replacement for failing hardware, telephone or web-based technical support, and firmware updates. For certain large customers, SonicWALL offers custom support agreements that may include additional features including dedicated technical account management, accelerated escalation, and logistical support.

Customers

We sell our products through distributors to resellers. Our top worldwide distributors based on revenues in the year ended December 31, 2006 were Alternative Technology, Ingram Micro, and Tech Data.

End Users

Our products are sold by our resellers to end-users such as, financial institutions, professional offices, service providers, healthcare providers, and educational and other public entities.

Sales and Marketing

Our sales and marketing efforts focus on successfully penetrating the small to medium size networks used in enterprises, e-commerce, education, healthcare, and retail/point-of-sale markets. Our marketing programs promote SonicWALL brand awareness and reputation as a provider of reliable, high-performance, easy-to-use, and affordable Internet security solutions including a suite of value added support, service, and software offerings. We try to strengthen our brand through a variety of marketing programs including on-going public relations, our web site, advertising, direct mail, industry and regional trade shows, and seminars. We intend to continue expanding and strengthening our indirect channel relationships through additional marketing programs and increased promotional activities.

We believe that SonicWALL solutions are ideally suited for the indirect channel business model. We market and sell our solutions in this indirect channel through a two-tiered distribution structure consisting of distributors and resellers in the United States and over 50 other countries. Distributors and resellers accounted for approximately 98% of our total revenue for the year ended December 31, 2006. Resellers, which include systems integrators, ISPs, dealers, and mail order online catalogs, generally purchase our products from our distributors and then sell our products to end-users in our target markets.

We divide our sales organization regionally into the following territories: the Americas; Asia Pacific (APAC); and Europe, the Middle East and Africa (EMEA). Regional sales representatives manage our relationships with our network of distributors, value-added resellers, and customers, help our value-added reseller network sell and support key customer accounts, and act as a liaison between our value-added reseller network and our marketing organization. The regional sales representative’s primary responsibility is to help the indirect channel succeed and grow within the territory. We also have an internal sales staff that supports the indirect channel.

Domestic Channel.  In the Americas, the primary distributors of our products to resellers are Alternative Technology, Inc., Tech Data Product Management, Inc., and Ingram Micro, Inc. Alternative Technology accounted for 18%, 13%, and 7% of total revenue in 2006, 2005, and 2004, respectively. Tech Data accounted for approximately 18%, 21%, and 21% of total revenue in 2006, 2005, and 2004, respectively. Ingram Micro accounted for approximately 17%, 18%, and 17% of total revenue in 2006, 2005, and 2004, respectively.

Domestic resellers receive various benefits and product discounts, generally depending on the level of purchase commitment and achievement. Our standard reseller program offers access to sales and marketing materials. Certain of our resellers qualify for our Medallion program, which extends those benefits by adding access to an expanded set of sales and marketing tools, as well as priority technical support. The top level of that program is the SonicWALL Gold Partner, where additional benefits such as sales leads, access to additional discounted demonstration units, and market development funds are available.

International Channel.  We believe there is a strong international market for our products. International sales represented approximately 31%, 34%, and 30% of our total revenue in 2006, 2005, and 2004. We direct substantially all of our international resellers to the appropriate distributor in each territory. We support our international distributors by offering customizable marketing materials, sales tools, leads, co-operative marketing funds, joint advertising, discounted demonstration units, and training. We also participate in regional press tours, trade shows, and seminars.

Original Equipment Manufacturer Channel.  From time to time we may enter into select original equipment manufacturer relationships in order to take advantage of opportunities to rapidly penetrate certain target markets. We believe these opportunities expand our overall market while having a minor impact on our own indirect channel sales.

Research and Development

We believe that our future success will depend in large part on our ability to develop new and enhanced Internet security solutions and our ability to meet the rapidly changing needs of our target customers who have broadband access to the Internet. We focus our research and development on evolving Internet security needs. We have made substantial investments in hardware, firmware, and software, which are critical to drive product cost reductions and higher performance solutions. Our research and development activities are primarily conducted at our headquarters facilities in Sunnyvale, California.

Intellectual Property

We currently rely on a combination of patent, trademark, copyright, and trade secret laws, confidentiality provisions and other contractual provisions to protect our intellectual property. Our intellectual property program consists of an on-going patent disclosure and application process, the purchase of intellectual property assets from others and the licensing of intellectual property from others. We plan to continue our aggressive plan to build our intellectual property portfolio. We believe that the duration of the patents we have been granted is adequate relative to the expected market lives of our products. Despite our efforts to protect our intellectual property, unauthorized parties may misappropriate or infringe our intellectual property. We plan to aggressively pursue any such misappropriation or infringement of our intellectual property. Our pending patent applications may not result in the issuance of any patents. Even if we obtain the patents we are seeking, that will not guarantee that our patent rights will be valuable, create a competitive barrier, or will be free from infringement. Furthermore, if any patent is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

U.S. Government Export Regulation Compliance

Our products are subject to federal export restrictions on encryption strength. Federal legal requirements allow the export of any-strength encryption to designated business sectors overseas, including U.S. subsidiaries, banks, financial institutions, insurance companies, and health and medical end users. We have federal export authorization that allows us to export encryption technology to commercial entities in approved countries. In certain instances, we require individual export licenses. With appropriate approvals, we are able to export strong encryption to a wide range of foreign end-users, subject to limitations and record-keeping requirements. We require that our distributors understand these export requirements and comply with them in the sale and distribution of our products.

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

As part of our design and development activity, we constantly review environmental regulations in the jurisdictions in which we do business. Working with our contract manufacturers, we review the applicability of these regulations to our products and the established timetables for implementation of the regulations to position us to meet various environmental restrictions on product content.

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

Employees

As of December 31, 2006, we had 436 employees. Of these, 198 were employed in sales and marketing, 45 in finance and administration, 165 in research and development and 28 in operations. We are not party to any collective bargaining agreements with our employees and we have not experienced any work stoppages. We believe we have excellent relations with our employees.

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

We also make available on our Internet website our Corporate Governance Principles and other corporate governance related documents including the charters of the Audit Committee, Compensation Committee, and Nominations and Corporate Governance Committee of our Board of Directors, the Code of Conduct for all employees and directors, and our Code of Ethics for Principal Executive and Senior Financial Officers. Such information is also available in print to stockholders upon request.

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

To succeed, we must continually introduce new products, software and services and change and improve our solutions in response to new competitive product introductions, rapid technological developments, changes in regulatory requirements, and changes in operating systems, Internet access, application and networking software, computer and communications hardware, programming tools, computer language technology and other security threats. Product and service development for security, productivity, mobility, and data protection solutions requires substantial engineering time and testing. The disparities between the laws and administrative measures adopted by various jurisdictions in which we do business create uncertainty over the applicability, scope, and form of the regulations affecting our products and services and the timing for compliance with applicable regulations. Releasing new products, software and services prematurely may result in quality problems, and delays may result in loss of customer confidence and market share. In the past, we have on occasion experienced delays in the scheduled introduction of new and enhanced products, software and services, and we may experience delays in the future. We may be unable to develop new products, software, and services or achieve and maintain market acceptance of them once they have come to market. Furthermore, when we do introduce new or enhanced products, software and services, we may be unable to manage the transition from previous generations of products or previous versions of software and services to minimize disruption in customer ordering patterns, avoid excessive inventories of older products, and deliver enough new products, software, and services to meet customer demand. If any of the foregoing were to occur, our business could be adversely affected.

We depend on three major distributors for a significant amount of our revenue, and if they or others cancel or delay purchase orders, and we are unable to offset these cancellations or delays with revenue from other purchasers, our revenue may decline and the price of our stock may fall.

Sales to three distributors, Alternative Technologies, Tech Data, and Ingram Micro account for a significant portion of our revenue. For the fiscal years ended December 31, 2006, 2005 and 2004, substantially all of our sales were to distributors and resellers as shown in the following table, expressed as a percentage of total revenue:

	2006	2005	2004

Distributors/Resellers	98%	97%	98%

Sales through Alternative Technologies, Tech Data, and Ingram Micro for the fiscal years ended December 31, 2006, 2005 and 2004 represented the following percentages of total revenue:

Customers	2006	2005	2004

Alternative Technology	18%	13%	7%
Tech Data	18%	21%	21%
Ingram Micro	17%	18%	17%

For the fiscal year ended December 31, 2006, our top 10 distributors and resellers accounted for 69% of our total revenue. In 2005 and 2004, our top 10 distributors and resellers accounted for 66% and 56%, respectively of total revenue.

We anticipate that sales of our solutions to relatively few distributors will continue to account for a significant portion of our revenue. Although we have renewable one-year agreements with Alternative Technologies, Tech Data and Ingram Micro and certain other large distributors, these contracts are subject to termination at any time. We cannot assure you that any of these distributors will continue to place orders with us, that orders will continue at the levels of previous periods or that we will be able to obtain large orders from new distributors or resellers. If any of the foregoing should occur, our revenue will likely decline and our business will be adversely affected.

In addition, Alternative Technology, Tech Data, and Ingram Micro represented the following dollar amount and percentages of our accounts receivable balance (in millions, except for percentages):

	December 31,
	2006		2005

Alternative Technology	$5.3M	23%	$0.5M	4%
Tech Data	$1.9M	8%	$1.4M	11%
Ingram Micro	$4.0M	17%	$2.0M	15%

The failure of distributors to pay us in a timely manner could adversely affect our balance sheet, our results of operations and our creditworthiness, which could make it more difficult to conduct business.

If we are unable to compete successfully in the highly competitive market for Internet security products, software, and services, our business could be adversely affected.

The market for Internet security products, software, and services is global and highly competitive. Competition in our market continues to increase, and we expect competition to further intensify in the future. There are few substantial barriers to entry and additional competition from existing competitors and new market entrants will likely occur in the future. Current and potential competitors in our markets include, but are not limited to, Check Point, Microsoft, Symantec, Cisco Systems, Lucent Technologies, Nortel Networks, Nokia, WatchGuard Technologies, and Juniper Networks, all of which sell worldwide or have a presence in most of the major markets for such products.

Competitors to date have generally targeted the security needs of enterprises of every size with firewall and VPN products that range in price from approximately $250 to more than $30,000. We may experience increased competitive pressure for some of our products, software, and services. This increased competitive pressure may result in both lower prices and gross profits. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, technical, marketing, and other resources than we do. In addition, our competitors may bundle products, software and services that are competitive to ours with other products, software and services that they may sell to our current or potential customers. These customers may accept these bundled offerings rather than separately purchasing our offerings. If any of the foregoing were to occur, our business could be adversely affected.

Difficulty predicting our future operating results or profitability due to volatility in general economic conditions and in the security, productivity, mobility, and data protection markets may result in a misallocation in spending, and a shortfall in revenue which would harm our operating results.

Changes in general economic conditions and the volatility in the demand for network security, content security, and business continuity solutions are two of the many factors underlying our inability to predict our revenue for a given period. We base our spending levels for product development, sales and marketing, and other operating expenses largely on our expected future revenue. A large proportion of our expenses are fixed for a particular quarter or year, and therefore, we may be unable to implement a decrease in our spending in time to compensate for any unexpected quarterly or annual shortfall in revenue. As a result, any shortfall in revenue would likely adversely affect our operating results. For the year ended December 31, 2006, we reported a net loss of $10.8 million. For the year ended December 31, 2005, we reported a net income of $6.3 million. For the year ended December 31, 2004, we reported a net loss of $313,000. Our accumulated deficit as of December 31, 2006 is $134.1 million. We do not know if we will be able to return to or sustain profitability in the future.

The selling prices of our solution offerings may decrease, which may reduce our gross profits.

The average selling prices for our solution offerings may decline as a result of competitive pricing pressures, a change in our mix of products, software, and services, anticipation of introduction of new functionality in our products or software, promotional programs and customers who negotiate price reductions in exchange for longer-term purchase commitments. In addition, competition continues to increase in the market segments in which we participate and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Furthermore, we anticipate that the average selling prices and gross profits for our products will decrease over product life cycles. We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our product, software and service offerings, if introduced, will enable us to maintain our prices and gross profits at current levels. If the price of individual products, software, or services decline or if the price of our solution offerings decline, our overall revenue may decline and our operating results may be adversely affected.

We offer retroactive price protection to our major distributors and if we fail to balance their inventory with end-user demand for our products, our allowance for price protection may be inadequate. This could adversely affect our results of operations.

We provide our major distributors with price protection rights for inventories of our products held by them. If we reduce the list price of our products, our major distributors receive refunds or credits from us that reduce the price of such products held in their inventory based upon the new list price. As of December 31, 2006, we estimated that approximately $20.5 million of our products in our distributors’ inventory are subject to price protection. We have issued credits of approximately $481,000, $700,000, and $98,000 of credits under our price protection policies in 2006, 2005, and 2004, respectively. Future credits for price protection will depend on the percentage of our price reductions for the products in inventory and our ability to manage the level of our major distributors’ inventory. If future price protection adjustments are higher than expected, our future results of operations could be materially adversely affected.

We are dependent on international sales for a substantial amount of our revenue. We face the risk of international business and associated currency fluctuations, which might adversely affect our operating results.

International revenue represented 31%, 34%, and 30% of total revenue in 2006, 2005, and 2004, respectively. We expect that international revenue will continue to represent a substantial portion of our total revenue in the foreseeable future. Our risks of doing business abroad include our ability to structure our distribution relationships in a manner consistent with marketplace requirements and on favorable terms, and if we are unable to do so, revenue may decrease from our international operations. Because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products, software, and services in such country and reduce our sales by making our products, software, and services more expensive in the local currency. A weakened dollar could increase the cost of local operating expenses and procurement of raw materials. We are subject to risks of conducting business internationally, including potential foreign government regulation of our technology, geopolitical risks associated with political and economic instability, changes in diplomatic and trade relationships, and changes in foreign countries’ laws affecting such areas as employment relationships, environmental regulation, intellectual property protection and the Internet generally.

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

We have agreements to license intellectual property, including databases and software, which we incorporate as part of certain of our products and services. Licensors of such databases and software may fail to provide us with updated products or may experience delays in providing us with updated products. In addition, our licensors may provide us with products of substandard quality. If either of these events happens, we may be unable to provide our customers with the appropriate level of functionality in our solution offerings. In that event, our customers may purchase similar offerings from one of our competitors, or sales to our customers may be delayed. In either case, our revenue would be adversely affected.

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

Sales of our solutions may be adversely affected by various factors which would adversely affect our revenue.

Sales of our solutions may be adversely affected in the future by changes in the geopolitical environment and global economic conditions; sales and implementation cycles; changes in our product mix; structural variations in sales channels; ability of our channel to absorb new product, software and service introductions; acceptance of our solutions in the market place; and changes in our supply chain model. These changes may result in corresponding variations in order backlog. A variation in backlog levels could result in less predictability in our quarter-to-quarter net sales and operating results. Sales may also be adversely affected by fluctuations in demand, price and product competition in the markets we service, introduction and market acceptance of new technologies and new product, software or service offerings, and financial difficulties experienced by our distributors, resellers or end-users. We may, from time to time, experience manufacturing issues that create a delay in our suppliers’ ability to provide specific components resulting in delayed shipments. To the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods when we and our suppliers are operating at higher levels of capacity, it is possible that revenue could be adversely affected for a quarter or longer.

Environmental regulations enacted in various jurisdictions in which we do business may increase the component costs of our products and if we experience delays in shipment of compliant products our revenue would decline and our operating results would be adversely affected.

Various jurisdictions in which we do business are in the process of implementing environmental directives that impact manufacturers doing business in those jurisdictions. The disparities between the regulatory frameworks adopted create uncertainty over the applicability, scope, and form of the regulations affecting our products and the timing for compliance with the applicable regulations. Certain of these regulations may necessitate changes to the components used in our products which could result in an increase in product cost and a decrease in our gross profit. Further, while we and our contract manufacturers constantly review environmental regulations in the jurisdictions in which we do business, the timetable for implementation of these regulations may result in delays in our ability to provide compliant products in a timely manner to those markets which would cause our revenues to decline and our operating results to be adversely affected.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting which would harm our business and the trading price of our stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have incurred considerable expense and have devoted additional management resources to on going Section 404 compliance activity. Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed.

Acquisitions could be difficult to integrate, disrupt our business, dilute shareholder value and the products and services acquired may not be accepted by the market. As a result, our operating results would be adversely affected.

We are continually reviewing the market for possible corporate opportunities and we may announce acquisitions or investments in other companies, products, or technologies in the future. As part of each transaction, we will be required to integrate operations, train, retain, and motivate the personnel of these entities. We may be unable to maintain uniform standards, controls, procedures and policies across our entire enterprise and if the products and services released as a result of these acquisitions experience quality problems or are otherwise not accepted by the market, we may suffer a loss of confidence by our distributors and resellers and sales of these products and services will not meet expectations. As a consequence, these acquisitions may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers, and strategic partners.

We may have to incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our shareholders. In addition, due to acquisitions made in the past, our profitability has suffered because of acquisition-related costs, amortization costs, and impairment losses for acquired goodwill and other intangible assets.

We cannot be certain that our internal controls over financial reporting will be effective or sufficient when tested by increased scale of growth or the impact of acquisitions.

It may be difficult to design and implement effective internal controls over financial reporting for combined operations and differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal controls over financial reporting are combined. Our ability to manage our operations and growth will require us to improve our operations, financial and management controls, as well as our internal reporting systems and controls. We may not be able to implement improvements to our internal reporting systems and controls in an efficient and timely manner and may discover deficiencies and weaknesses in existing systems and controls especially when such systems and controls are tested by increased scale of growth or the impact of acquisitions.

We cannot be certain that the remediation efforts concerning our internal control over financial reporting will be effective or sufficient.

In the course of our ongoing evaluation and testing of our internal controls over financial reporting, we identified areas requiring improvement. We either have implemented, or are in the process of implementing, enhanced processes and controls designed to address the issues identified during our ongoing evaluation and testing process. We cannot be certain that our remediation efforts will be effective or sufficient for us to conclude that such remediation efforts are successful.

Our Financial Statements could be affected by the need to restate previously issued annual or interim financial statements.

In the event an error in our financial statements requires us to report that previously reported financial statements should no longer be relied upon, amended financial statements for such previously reported periods would be required. In such an event, we may be unable to file our current interim or annual reports with the Securities and Exchange Commission in a timely fashion and may be subject to delisting by the NASDAQ Global Market. Furthermore, we may be unable to certify the adequacy of our internal controls over financial reporting and our independent registered public accounting firm may be unable to attest thereto. In such circumstances, investors could lose confidence in our internal controls over financial reporting, our disclosure controls, and the reliability of our financial statements, which could result in a decrease in the value of our common stock and could cause serious harm to our business, financial condition, and results of operations.

Changes in our effective tax rate may have an adverse effect on our results of operations.

Our future effective tax rates may be adversely affected by a number of factors including changes in the valuation of our deferred tax assets; increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions; changes in share-based compensation expense; and changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles. Any significant increase in our future effective tax rates could adversely impact net income for future periods.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

Our discussion and analysis of financial condition and results of operations in this report is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to: sales returns and allowances; bad debt; inventory reserves; bonus and commission accruals; warranty reserves; restructuring reserves; intangible assets; and deferred taxes.

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our discussion and analysis of financial condition and results of operations in this annual report, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Examples of such estimates include, but are not limited to, those associated with valuation allowances and accrued liabilities, specifically sales returns and other allowances, allowances for doubtful accounts and warranty reserves. SFAS No. 142 requires that goodwill and other indefinite lived intangibles no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis or on an interim basis if circumstances change or if events occur that would reduce the fair value of a reporting unit below its carrying value. We did not incur a goodwill impairment charge in 2006, 2005, or 2004. Actual results may differ from these and other estimates if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

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

Our success depends in part on our ability to hire and retain key engineering, operations, finance, information systems, customer support, and sales and marketing personnel. Our employees may leave us at any time. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products, software and services. We cannot assure you that we will be able to hire and retain a sufficient number of qualified personnel to meet our business needs.

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

Any alleged or actual failure of our products, software or services to operate as warranted may require us to defend product liability or breach of warranty claims.

Our products, software and services provide network security, business continuity and content security. Networks protected by our products, software and services may be vulnerable to electronic break-ins. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. If a third party were able to successfully overcome our security measures, such a person or entity could misappropriate customer data, third party data stored by our customers and other information, including intellectual property. In addition, the operations of our end user customers may be interrupted. If that happens, affected end-users or others may file actions against us alleging product liability, tort, or breach of warranty claims. Although we attempt to reduce the risk of losses from claims through contractual warranty disclaimers and liability limitations, these provisions may not be enforceable. Some courts, for example, have found contractual limitations of liability in standard computer and software contracts to be unenforceable in some circumstances. Defending a lawsuit, regardless of its merit, could be costly and could divert management attention. Although we currently maintain business liability insurance, this coverage may be inadequate or may be unavailable in the future on acceptable terms, if at all. In addition, the market perception of our products, software, and services would likely be adversely affected. This could cause us to lose current and potential customers, resellers, distributors or other business partners. If any of the above occurs, our revenue could decline and our business would suffer.

A security breach of our internal systems could harm our business.

Because we provide Internet security, we may be a more attractive target for attacks by computer hackers. We will not succeed unless the marketplace is confident that we provide effective Internet security protection. Although we have not experienced significant damages from acts of sabotage or unauthorized access by a third party of our internal network, if an actual or perceived breach of Internet security occurs in our internal systems it could adversely affect the market perception of our products, software and services. In addition, such a security breach may impact the ability of our company to operate, including the ability to adequately support our customers. If this happens, our revenue could decline and our business could suffer.

If our transition of certain technical support activities to India is not completed in a timely and efficient manner, our support costs may increase and our ability to support our customers may be adversely affected.

We have undertaken a transition of certain technical support activities to a facility located in Pune, India. As part of the transition, we have established a subsidiary in India, entered into a long-term lease for facilities in India to support the effort, and have commenced hiring employees. If we are unable to recruit or retain qualified technical personnel or are unable to build the necessary corporate infrastructure in a timely and efficient manner, the costs associated with the transition may be greater than anticipated and our ability to provide technical support to our customers may be adversely affected. If this happens, our financial performance will suffer.

If our solutions do not interoperate with our end customers’ networks, installations could be delayed or cancelled, which could significantly reduce our revenue.

Our solutions are designed to interface with existing networks of our end-users, each of which have different specifications and utilize multiple protocol standards. Many of the networks of our end- user’s contain multiple generations of products that have been added over time as these networks have grown and evolved. Our solutions must interoperate with the products within these networks as well as with future products that might be added to these networks in order to meet the requirements of our end-users. If we find errors in the existing software used in the networks of our end-users, we may elect to modify our software to fix or overcome these errors so that our solutions will interoperate and scale with their existing software and hardware. If our solutions do not interoperate properly, installations could be delayed or orders for our solutions could be cancelled, which could significantly reduce our revenue.

Product errors or defects could result in loss of revenue, delayed market acceptance, and claims against us.

We offer one and two year warranty periods on our products. During the warranty period end users may receive a refurbished or replacement product for any defective unit subject to completion of certain procedural requirements. Our products may contain undetected errors or defects. If there is a product failure, we may have to replace all affected products without being able to record revenue for the replacement units, or we may have to refund the purchase price for such units if the defect cannot be resolved. Despite extensive testing, some errors are discovered only after a product has been installed and used by customers. Any errors discovered after commercial release could result in loss of revenue and an increase in warranty related claims against us. Such product defects can negatively impact our products’ reputation and result in reduced sales.

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

We expect our cash on hand, cash equivalents, and short-term investments to meet our working capital and capital expenditure needs for at least the next twelve months. However, at any time, we may decide to raise additional capital to take advantage of strategic opportunities available or attractive financing terms. If we issue equity securities, shareholders may experience additional dilution or the new equity securities may have rights, preferences, or privileges senior to those of existing holders of common stock. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, software or services, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, operating results, and financial condition.

Governmental regulations of imports or exports affecting Internet security could affect our revenue.

Any additional governmental regulation of imports or exports or failure to obtain required export approval of our encryption technologies could adversely affect our international and domestic sales. The United States and various foreign governments have imposed controls, export license requirements, and restrictions on the import or export of some technologies, especially encryption technology. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. In response to terrorist activity, governments could enact additional regulation or restriction on the use, import, or export of encryption technology. This additional regulation of encryption technology could delay or prevent the acceptance and use of encryption products and public networks for secure communications resulting in decreased demand for our products and services. In addition, some foreign competitors are subject to less stringent controls on exporting their encryption technologies. As a result, they may be able to compete more effectively than we can in the United States and the international Internet security market.

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

The long sales and implementation cycles for our solutions may cause revenue and operating results to vary significantly.

The decision of an end-user to purchase our solutions often involves a significant commitment of resources and a lengthy evaluation and qualification process. Throughout the sales cycle, we often spend considerable time educating our channel partners and providing information for prospective end-users regarding the use and benefits of our products, software, and services. Budget constraints and the need for multiple approvals within enterprises, carriers, and government entities may delay purchase decisions. Failure to obtain the required approval for a particular project or purchase decision may delay the purchase of our solutions from our channel partners. As a result, the sales cycle for our security solutions could be longer than 90 days.

Even after making the decision to purchase our solutions end-users may not deploy these solutions broadly within their networks. The timing of implementation can vary widely and depends on the skill set of the end-user, the size of the network deployment, the complexity of the network environment and the degree of specialized hardware and software configuration necessary to deploy. End-users with large networks usually expand their networks in large increments on a periodic basis. Large deployments and purchases of our security solutions also require a significant outlay of capital by the end-user. If the deployment of our solutions in these complex network environments is slower than expected, sales through our distributors to our resellers would slow, our revenue could be below our expectations, and our operating results could be adversely affected.

The inability to obtain any third-party license required to develop new products or software or enhancements to our products or software could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could seriously harm our business, financial condition, and results of operations.

We license intellectual property from third parties to develop new products or software or enhancements to existing products or software. Third-party licenses may not be available to us on commercially reasonable terms or at all. The inability to obtain third-party licenses required developing new products or software or enhancements to existing products or software could require us to obtain substitute technology of lower quality or performance standards or at greater cost, any of which could seriously harm our business, financial condition, and results of operations.

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

We believe that stock options are a key element in our ability to attract and retain employees in the markets in which we operate. In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004), Share-based Payment, which requires public companies to recognize, as an expense, the fair value of stock option and other share-based compensation to employees. We have adopted these requirements effective in the annual reporting period commencing January 1, 2006. Prior to this reporting period, we used the intrinsic value method in accordance with APB 25. This incremental share-based compensation expense has and will have a material adverse effect on our reported results.

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

We conduct significant sales and customer support operations in countries outside of the United States. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, political or social unrest or economic instability in a specific country or region; macro economic conditions adversely affecting geographies where we do business; trade protection measures; environmental directives and other regulatory requirements which may affect our ability to import or export our products from various countries; government spending patterns affected by political considerations; and difficulties in staffing and managing international operations. Any or all of these factors could have a material adverse impact on our revenue, costs, expenses, and financial condition.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our corporate headquarters and executive offices are located in approximately 86,000 square feet of office space in Sunnyvale, California under a lease that expires in September 2009.

On December 19, 2006, the Company entered into a lease agreement to lease approximately 19,000 square feet of office space in Pune, India to carry out certain technical support activities. The lease term is for a period of ten years commencing on February 2007 and requires a lock in period of 3 years, after which either party to the contract can terminate the lease with notice duly given.

Additional sales and support offices are leased in the India, United Kingdom, France, Switzerland, the Netherlands, Australia, Brazil, Mexico, Germany, Japan, Sweden, Singapore, Hong Kong, China, Spain, Belgium, Italy, and Dubai. We believe that our existing facilities are suitable and adequate for our current needs and that the capacity of such facilities is substantially being utilized or we have plans to utilize it.

ITEM 3.	Legal Proceedings

On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Company’s claims. A tentative agreement has been reached with plaintiff’s counsel and the insurers for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. Papers formalizing the settlement among the plaintiffs, issuer defendants, including SonicWALL, and insurers were presented to the Court on September 14, 2004. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. On July 14, 2004, underwriter defendants filed with the Court a memorandum in opposition to plaintiff’s motion for preliminary approval of the settlement with defendant issuers and individuals. Plaintiffs and issuers subsequently filed papers with the Court in further support of the settlement and addressing issues raised in the underwriter’s opposition. On February 15, 2005 the Court granted preliminary approval of the settlement, subject to the parties fulfilling certain conditions. To address the concerns raised by the Court, the parties submitted revised settlement documents that contained a more limited “bar order” that would not preclude claims by the underwriters for indemnification for an issuer pursuant to the IPO underwriting agreement. On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement. In December 2006, the Second Circuit Court of Appeals reversed the class certification decision of the District Court in six (6) focus cases. The District Court has agreed to stay all proceedings in the District Court, including discovery and the consideration of the Issuers’ settlement, pending a decision from the Second Circuit Court of Appeals on whether it will hear further argument on the class certification issue. If the settlement does not occur, and litigation against the Company continues, the Company believes it has a meritorious defense and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in the Company’s financial statements as of December 31, 2006.

On or about July 13, 2006, the parties in the matter of Watchguard Technologies (“Watchguard”) v. Michael Valentine and SonicWALL, filed in the United States District Court for the Northern District of Texas, No. 305CV0572K, executed a Settlement and General Release Agreement. On July 20, 2006, the Court approved the Order Granting Joint Stipulation of Dismissal with Prejudice of Complaint and Counterclaim in this matter. The Company and Watchguard each issued a press release announcing that the parties had conclusively resolved the lawsuit filed by Watchguard and the counterclaim filed in the same action by Mr. Valentine against Watchguard. The action has been resolved to the mutual satisfaction of the parties. No party to the lawsuit admitted or conceded any liability and each party expressly denied any liability. The terms of the resolution are confidential. As a result, no loss has been accrued in the Company’s financial statements as of December 31, 2006.

On March 13, 2006, eSoft, Inc. (“eSoft”) filed a complaint captioned eSoft, Inc. v. SonicWALL, Inc., No. 06-CV-00445, in the United States District Court for the District of Colorado. The Complaint alleged that the Company has willfully infringed, actively induced the infringement of and/or knowingly contributorily infringed U.S. Patent No. 6,961,773 (the “773 Patent”) and sought (1) a judgment that the Company has willfully infringed, actively induced the infringement and/or knowingly contributorily infringed the patent, (2) the award of an unspecified amount of trebled damages, together with expenses, costs and attorneys’ fees and (3) permanent injunctive relief restraining and enjoining the Company from infringing the patent. At essentially the same time, eSoft filed complaints against five (5) other defendants alleging infringement of the 773 Patent. In response to a motion to re-examine filed with the patent office by defendants in two of the other cases, the Company filed a motion to stay proceedings pending the results of the re-examination process. eSoft joined in that motion and on February 12, 2007, the Court granted our motion for stay. The length of time that the stay will remain in effect is uncertain. As a result, no loss has been accrued in the Company’s financial statements as of December 31, 2006.

Additionally, the Company is party to routine litigation incident to its business. The Company believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial statements taken as a whole or its results of operations, financial position, and cash flows.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock commenced trading on the NASDAQ Global Market on November 11, 1999 and is traded under the symbol “SNWL”. As of December 31, 2006, there were approximately 112 shareholders of record of the common stock. The high and low sale prices for the common stock as reported on the NASDAQ Global Market were:

	High	Low

Fiscal 2005
First Quarter	$6.50	$5.00
Second Quarter	$6.27	$4.97
Third Quarter	$6.49	$5.33
Fourth Quarter	$8.02	$5.57
Fiscal 2006
First Quarter	$8.74	$6.52
Second Quarter	$9.17	$7.20
Third Quarter	$11.00	$8.71
Fourth Quarter	$11.31	$8.42

We have never paid a cash dividend on our capital stock. With the exception of the stock repurchase program, we currently anticipate that we will retain all available funds, for use in our business and we do not currently anticipate paying any cash dividends.

STOCK PERFORMANCE GRAPH

Below is a line graph comparing relative performance in the cumulative return to shareholders of our common stock with the cumulative return on the Nasdaq Composite Index, Russell 2000 Index and RDG Technology Composite Index over a 60-month period commencing December 31, 2001 and ending on December 31, 2006. This graph assumes the investment of $100 on December 31, 2001 and the reinvestment of dividends, if any, through December 31, 2006.

The comparisons shown in the graph below are based upon historical data. We consistently caution that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among SonicWALL, Inc., the NASDAQ Composite Index, the Russel 2000 Index,
and the RDG Technology Composite Index.

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

ITEM 5c.	Issuer Purchases of Equity Securities (in thousands, except per-share amounts)

In November 2004, the Company’s Board of Directors authorized a stock repurchase program to reacquire up to $50.0 million of common stock. The term of the stock repurchase plan was set at twelve (12) months from the date of authorization. In February 2005, the Company’s Board of Directors increased the amount authorized for repurchase from $50.0 million to $75.0 million, extended the term of the program from twelve (12) to twenty-four (24) months following the date of original authorization, and increased certain predetermined pricing formulas. In April 2005 the Company’s Board of Directors authorized a modification to the stock repurchase program to delete certain elements that provided for systematic repurchases.

In February 2006, the Company’s Board of Directors approved an increase in the amount authorized for repurchase under the Company’s share repurchase program from $75.0 million to $100.0 million and extended the term of the program from twenty-four (24) months to thirty-six (36) months following the date of original authorization.

	Total			Value of Shares That
	Number of	Average	Total Number of Shares	May Yet be Purchased
	Shares	Price Paid	Purchased as Part of Publicly	Under the Plans or
Period	Purchased	per Share	Announced Plans or Programs	Programs
	(In thousands except per share amounts)

January 1, 2004 to December 31, 2004	3,183	$6.08	3,183	$80,644
January 1, 2005 to December 31, 2005	4,998	$6.05	4,998	$50,426
January 1, 2006 to December 31, 2006	2,417	$8.73	2,417	$29,326

Total	10,598		10,598

The aggregate purchase price of the common stock repurchased were $21.1 million, $30.2 million and $19.4 million, respectively, in fiscal 2006, 2005, and 2004. During the fourth quarter of fiscal 2006, the Company repurchased and retired in November 974,794 shares of SonicWALL common stock at an average price of $10.54 per share for an aggregate purchase price of $10.3 million and in December 169,447 shares of SonicWALL common stock at an average price of $10.07 per share for an aggregate purchase price of $1.7 million. As of December 31, 2006, the Company had repurchased and retired 10.6 million shares of our common stock at an average price of $6.67 per share for an aggregate purchase price of $70.7 million since inception of the stock repurchase program. As of December 31, 2006, the remaining authorized amount for stock repurchase under this program is $29.3 million.

ITEM 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
		(In thousands, except per share data)

Statements of Operations Data:
Revenue:
Product	$92,797	$75,525	$82,994	$65,931	$78,184
License and service	82,741	59,799	42,655	28,470	25,035

Total revenue	175,538	135,324	125,649	94,401	103,219

Cost of revenue:
Product	39,164	27,699	30,118	27,913	25,343
License and service	12,287	8,031	7,002	5,617	4,659
Amortization of purchased technology	5,387	4,552	4,543	4,543	4,543

Total cost of revenue	56,838	40,282	41,663	38,073	34,545

Gross profit	118,700	95,042	83,986	56,328	68,674
Operating expenses:
Research and development	33,670	22,768	23,412	19,934	19,203
Sales and marketing	71,256	53,403	47,353	40,537	43,835
General and administrative	20,324	15,535	14,365	12,118	11,359
Amortization of purchased intangible assets	2,721	2,893	3,089	5,333	5,744
Impairment of goodwill	—	—	—	—	87,640
Restructuring charges (reversals)	1,409	—	(171)	1,833	3,969
In-process research and development	1,580	—	—	—	—

Total operating expenses	130,960	94,599	88,048	79,755	171,750

Income (loss) from operations	(12,260)	443	(4,062)	(23,427)	(103,076)
Interest income and other expense, net	9,713	6,867	4,050	4,169	6,044

Income (loss) before income taxes	(2,547)	7,310	(12)	(19,258)	(97,032)
(Provision for) income taxes	(8,206)	(1,034)	(301)	1,590	3,119

Net (loss) income	$(10,753)	$6,276	$(313)	$(17,668)	$(93,913)

Net (loss) income per share:
Basic	$(0.17)	$0.10	$(0.00)	$(0.26)	$(1.40)

Diluted	$(0.17)	$0.09	$(0.00)	$(0.26)	$(1.40)

Shares used in computing net (loss) income per share:
Basic	65,117	64,684	70,850	67,895	67,124

Diluted	65,117	66,797	70,850	67,895	67,124

	As of December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:		(In thousands, except per share data)

Cash and cash equivalents	$25,927	$42,593	$23,446	$30,467	$23,030
Short-term investments	209,251	197,849	229,226	213,010	209,854
Total assets	416,291	387,683	386,845	381,721	405,098
Total shareholders’ equity	318,068	320,170	337,976	344,269	357,183
Long-term liabilities	6,269	636	—	—	12,272

ITEM 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This Form 10-K contains forward-looking statements which relate to future events or our future financial performance. In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. In addition, forward-looking statements in this document include, but are not limited to, those regarding the dedication of resources to develop new products and services and marketing those products and services to channel partners and customers, the introduction of more service offerings on our platforms as a vehicle to generate additional revenue from our installed base of products; our ability to deliver comprehensive and profitable solutions to our channel partners, the level of comfort of our channel partners in offering our solutions to their customers, the growth of the Network Security, Secure Content Management and Business Continuity markets, the impact of a failure to achieve greater international sales ,our ability to maintain and enhance current product lines, develop new products, maintain technological competitiveness and meet the expanding range of customer requirements; our ability to deliver comprehensive solutions to channel partners, the positive characteristics of our software license and service revenue model on future revenue growth, the impact on gross margin from factors such as competitive product offerings, product and service mix, new product introductions and enhancements, fluctuations in manufacturing volume, the cost of components and manufacturing labor; the direction of sales and marketing expenses toward expansion of markets, introduction of products and establishment and expansion of new distribution channels; expected growth in license and subscription service revenue; the impact on revenue of the combination of subscription services sold in conjunction with new product offerings; expected competition in the Internet security market and our ability to compete in markets in which we participate; impact of service renewal rates on lowering selling and marketing expense, our ability to achieve increased incremental revenue per transaction through success of our software license and service revenue model, the impact of IT spending on demand for our products and services, the current and likely future impact of share based compensation expense as required by SFAS 123R on reported operating results, anticipated revenue contributions of new products including continuous data protection, email security and SSL-VPN products and related services; the anticipation that relatively few distributors and resellers will continue to account for a significant portion of our revenue; our ability to successfully introduce new products and services; pricing pressures on our solution based offerings; anticipated higher gross margins associated with our license and service offerings; the future predictability of our revenue stream; the probability of realization of all deferred tax assets; our ability to sustain success in targeted vertical markets; assessment of future effective tax rates and the continued need for a valuation allowance; the possibility of taking an impairment charge associated with the acquisition of our email security products; the potential for product gross margins to erode based upon changes in product mix, downward pressure on product pricing or upward pressure on production costs, the impact of product mix on product gross profits; our ability to maintain investment in current and future product development and enhancement efforts, the introduction of new products and the broadening of existing product offerings, the rate of change of general and administrative expenses, the impact of geopolitical and macro-economic conditions on demand for our offerings; the ability of our contract manufacturers to meet our requirements; the belief that existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months; factors potentially impacting operating cash flows in future periods; expected fluctuations in day sales outstanding and the impact of litigation on future liquidity and capital reserves. These statements are only predictions, and they are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth herein under the heading “Risk Factors” and also under the heading “Risk Factors”. References to “we,” “our,” and “us” refer to SonicWALL, Inc. and its subsidiaries.

Overview

SonicWALL provides network security, content security, and business continuity solutions for businesses of all sizes. Our solutions are typically deployed at the edges of, and within small to medium sized local area networks. These networks are often aggregated into broader distributed deployments to support companies that do business in multiple physical locations, interconnect their networks with trading partners, or support a mobile or remote workforce. Our solutions are sold in over 50 countries worldwide.

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

We sell our solutions primarily through distributors and value-added resellers, who in turn sell our products to end-users. Some of our resellers are carriers or service providers who provide solutions to the end-user customers as managed services.

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

Channel

Our distributors and resellers provide a valuable service in assisting end-users in the design, implementation, and service of our network security, content security, and business continuity solutions. We support our distribution and channel partners with sales, marketing, and technical support to help them create and fulfill demand for our offerings. We also focus on helping our channel partners succeed with our solutions by concentrating on comprehensive reseller training and certification, and support for our channel’s sales activities.

Product and Service Platform

Our products serve as a platform for revenue generation for both us and our channel partners. Each product sale can result in additional revenue through the simultaneous or subsequent sale of add-on software licenses, such as our Global Management System, or through the sale of additional value-added subscription services, such as Content Filtering; client Anti-Virus and integrated Gateway Anti-Virus; Anti-Spyware and Intrusion Prevention Services; email protection and off-site data backup. We plan to introduce more service options for our platforms, which will allow us to generate additional revenue from both our installed base of platforms as well as from those services coupled to incremental product sales.

Distributed Architecture

Our security solutions are based on a distributed architecture, which we believe allows our offerings to be deployed and managed at the most efficient location in the network. We are providing our customers and their service providers with mechanisms to enforce the networking and security policies they have defined for their business. We also use the flexibility of a distributed architecture to allow us to enable new functionality in already-deployed platforms through the provisioning of an electronic key, which may be distributed through the Internet.

Market Acceptance

We began offering integrated security appliances in 1997, and since that time we have shipped approximately 952,000 revenue units. When measured by units shipped, we are typically among the top three suppliers in the markets in which we compete. Our experience in serving a broad market and our installed base of customers provides us with opportunities to sell our new network security, content security, and business continuity solutions as they become available. The market acceptance of our current solutions provides our current and prospective channel partners with an increased level of comfort when deciding to offer our new solutions to their customers.

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

Our Opportunities, Challenges, and Risks

We serve substantial and growing markets for network security, content security, and business continuity. Our goal is to deliver comprehensive and profitable solutions to our channel partners which address their customers’ needs. We pursue the creation of these solutions through a blend of organic and inorganic growth strategies including internal development efforts, licensing and OEM opportunities, and acquisition of other companies. To the extent that these efforts result in solutions which fit well with our channel and end-users, we would expect to generate increasing sales. To the extent that these efforts are not successful, we would expect to see loss of sales and/or increased expenses without commensurate return.

International Growth

We expect that international revenue will continue to represent a substantial portion of our total revenue in the foreseeable future. Our percentage of sales from international territories does not represent the same degree of penetration of those markets as we have achieved domestically. We believe that a significant opportunity exists to grow our revenue by increasing our international penetration rate to match the current domestic penetration rate.

If we fail to structure our distribution relationships in a manner consistent with marketplace requirements and on favorable terms, the percentage of sales from international territories will decline and the revenue from our international operations may decrease.

License and Services Revenue

We believe that the software license and services component of our revenue has several characteristics that are positive for our business as a whole: our license and services revenue is associated with a higher gross profit than our product revenue; the subscription services component of license and services revenue is recognized ratably over the services period, and thus provides, in the aggregate, a more predictable revenue stream than product revenue, which is generally recognized at the time of the sale; and to the extent that we are able to achieve good renewal rates, we have the opportunity to lower our selling and marketing expenses attributable to that segment. We have increased the rate at which we have been able to license our software and sell our services to both our installed base and in conjunction with our new solution sales. As a result, we have been able to generate incremental revenue out of each product transaction. We expect the percentage of our total revenue from license and services to continue to grow. However, should we not achieve reasonable rates of selling associated services to our installed base or as part of new solution sales, or realize lower subscription service renewal rates, we risk having our revenue concentrated in more unpredictable product and license sales.

Macro-Economic Factors Affecting IT Spending

We believe that our products and services are subject to the macro-economic factors that affect much of the information technology (“IT”) market. Growing IT budgets and an increased funding for projects to provide security, mobility, data protection, and productivity could drive product upgrade cycles and/or create demand for new applications of our solutions. Contractions in IT spending can affect our revenue by causing projects incorporating our products and services to be delayed and/or canceled. We believe that demand for our solutions correlate with increases or decreases in global IT spending.

Critical Accounting Policies and Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe that the judgments, assumptions, and estimates upon which we rely are reasonable based upon information available to us at the time that these judgments, assumptions, and estimates are made. However, any differences between these judgments, assumptions, and estimates and actual results could have a material impact on our statement of operations and financial condition. The accounting policies that reflect our most significant judgments, assumptions, and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (1) revenue recognition; (2) sales returns and other allowances, allowance for doubtful accounts, and warranty reserve; (3) valuation of inventory; (4) accounting for income taxes; (5) valuation of long-lived and intangible assets and goodwill, and (6) share-based compensation.

Revenue recognition

The Company derives its revenue primarily from the sale of the four items: (1) product, (2) software licenses, (3) subscriptions for services such as content filtering, anti-virus protection, and intrusion prevention, and (4) other services such as extended warranty and service contracts, training, consulting, and engineering services. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. The Company may experience material differences in the amount and timing of its revenue for any period if the management makes different judgments or utilize different estimates.

The Company recognizes product and service revenues in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), as amended by SAB No. 101A, SAB No. 101B, SAB 104, and EITF 00-21.

The Company applies provisions of Statement of Position 97-2, Software Revenue Recognition (SOP No. 97-2), as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (SOP No. 98-9), “to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is incidental, the Company does not apply separate accounting guidance to the hardware and software elements. The Company applies the provisions of Emerging Issues Task Force 03-05, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software (EITF 03-05), to determine whether the provisions of SOP 97-2 apply to transactions involving the sale of products that include a software component.

The Company recognizes revenue for products when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss have been transferred to the customer, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. While the Company’s sales agreements contain standard terms and conditions, there are agreements that contain non-standard terms and conditions. In these cases, interpretation of non-standard provisions is required to determine the appropriate accounting for the transaction.

Retroactive price protection rights tied to certain specific circumstances are contractually offered to the Company’s channel partners. The Company evaluates these rights carefully based on stock on hand in the channels that has been purchased within 60 days of the price change with the exception of Ingram Micro and Tech Data. Revenue from these two distributors is not recognized until they sell the product to their customers. As a consequence, any requirement to provide price protection credits to these two distributors does not adversely impact previously recognized revenue. In general, retroactive price adjustments are infrequent in nature. At December 31, 2006 and 2005, the Company had a reserve for price protection in the amounts of $42,000 and $244,000, respectively.

Delivery to domestic channel partners and international channel partners is generally deemed to occur when we deliver the product to a common carrier. However, certain distributor agreements provide for rights of return for stock rotation. These stock rotation rights are generally limited to 15% to 25% of the distributor’s prior 3 to 6 months purchases or other measurable restrictions, and we estimate reserves for these return rights as discussed below. Two of our largest distributors, Ingram Micro and Tech Data, have rights of return under certain circumstances that are not limited, therefore, we do not deem delivery to have occurred for any sales to Ingram Micro and Tech Data until they sell the product to their customers.

Evidence of an arrangement is manifested by a master distribution or OEM agreement, an individual binding purchase order, or a signed license agreement. In most cases, sales through our distributors and OEM partners are governed by a master agreement against which individual binding purchase orders are placed on a transaction-by-transaction basis.

At the time of the transaction, the Company assesses whether the fee associated with the transaction is fixed or determinable, and whether or not collection is reasonably assured. The Company assesses whether the fee is fixed or determinable based upon of the terms of the binding purchase order, including the payment terms associated with the transaction. If a significant portion of a fee is due beyond the Company’s normal payment terms, which are generally 30 to 90 days from invoice date, the Company accounts for the fee as not being fixed or determinable. In these cases, the Company recognizes revenue as the fees become due.

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

For arrangements with multiple obligations (for example, the sale of an appliance which includes maintenance or a subscription based product), the Company allocates revenue to each component of the arrangement based on the objective evidence of fair value of the undelivered elements, which is generally the average selling price of each element when sold separately. This allocation process means that the Company defers revenue from the arrangement equal to the fair value of the undelivered elements and recognizes such amounts as revenue when the elements are delivered.

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

Sales returns and other allowances, allowance for doubtful accounts, and warranty reserve

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

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have established a full valuation allowance against our deferred tax assets at December 31, 2006 based upon our determination that it is more likely than not that all of the deferred tax asset may not be realized in the foreseeable future due to historical operating losses. The net operating losses and research and development tax carryovers that make the vast majority of the deferred tax asset will expire at various dates through the year 2025. Going forward, we will assess the continued need for the valuation allowance. After we have demonstrated profitability for a period of time and begin utilizing a significant portion of the deferred tax assets, we may reverse the valuation allowance, likely resulting in a significant benefit to the statement of operations in some future period. At this time, we cannot reasonably estimate when this reversal might occur, if at all.

Valuation of long-lived and intangible assets and goodwill

Purchased intangibles consist of purchased technology, customer installed base/relationships, customer backlog and other intangibles. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from 3 months to six years. Amortization of intangible assets was $8.1 million, $7.4 million, and $7.6 million in fiscal 2006, 2005, and 2004, respectively. We periodically evaluate our intangible assets for indications of impairment. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, we reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period.

Goodwill represents the excess of the aggregate purchase price over the fair market value of the net tangible and intangible assets acquired by the Company. Goodwill is tested for impairment in the fourth quarter of each fiscal year or more often if an event or circumstances indicate that an impairment loss has been incurred. An impairment charge is recognized if a reporting unit’s goodwill carrying amount exceeds its implied fair value. Goodwill impairment is determined using a two-step approach in accordance with SFAS 142, Goodwill and Other Intangible Assets using one or more of the following fair value measures including: present value techniques of estimated future cash flows; or valuation techniques based on multiples of earnings or revenue, or a similar performance measure. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements. Based on the impairment tests performed, there was no impairment of goodwill in 2006, 2005, and 2004. The goodwill recorded as a result of the business combinations in the years presented is not deductible for tax purposes.

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

Share-based compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Revised) (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Our Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the year ended December 31, 2006 was $14.4 million which consisted of share-based compensation expense related to employee stock options in the amount of $13.7 million and expense related to employee stock purchases in the amount of $713,000. The total compensation cost related to non-vested awards not yet recognized at December 31, 2006 was $25.0 million and the weighted-average period over which the total compensation cost related to non-vested awards not yet recognized is expected to be recognized was 2.69 years.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. Prior to the adoption of SFAS 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123).

Share-based compensation expense recognized in the Consolidated Statements of Operations for the year ended December 31, 2006, is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Share-based compensation expense recognized in our Consolidated Statements of Operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, we continued to use the straight-line single option method. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we have accounted for forfeitures as they occurred.

Upon adoption of SFAS 123R, we continued to use the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under SFAS 123. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The information contained in Note 1 to the Consolidated Financial Statements under the caption Share-based Compensation is hereby incorporated by reference into this Part II, Item 7.

Significant Transactions

Acquisitions

On November 28, 2005, the Company purchased Lasso Logic, Inc. (Lasso), a continuous data protection for backup and recovery solutions for the small and medium business market. The Company acquired Lasso for approximately $15.8 million in purchase consideration, consisting of cash, assumed stock options in the amount of $109,000 and $194,000 in direct transactions costs incurred in connection with the acquisition. The Company believes that Lasso’s data backup solutions will provide a strong entry point to the growing data protection segment. In addition, certain employees of Lasso became employees of the Company. Of the total purchase price of $15.8 million, $3.7 million was allocated to purchased technology that will be amortized over its estimated useful life of five years, approximately $100,000 was allocated to customer relationship and customer backlog that was amortized over 3 months to one year, $1.3 million was recorded for net tangible assets acquired, and $10.7 million was allocated to goodwill.

On November 28, 2005, the Company also acquired certain assets from enKoo Inc. (“enKoo”) for approximately $2.4 million in consideration, consisting of cash and transaction costs. The Company acquired the enKoo assets for its secure remote access technology and plans to integrate the key features of enKoo’s technology into its SSL-VPN products. The assets acquired from enKoo included certain intangible assets. In addition, certain employees of enKoo became employees of the Company. Of the total purchase price of $2.4 million, $1.1 million was allocated to purchased technology and will be amortized over its estimated useful life of five years, and less than $50,000 was allocated to customer relationship and will be amortized over three months. The remaining $1.3 million was allocated to goodwill.

On February 22, 2006, the Company completed the acquisition of MailFrontier, Inc. (“MailFrontier”) for approximately $29.8 million in purchase consideration, consisting of cash of approximately $29.3 million, assumed stock options with a fair value of $109,000 and direct transaction costs incurred in connection with the acquisition of approximately $450,000. The Company acquired MailFrontier to expand its offering in secure content management, especially in the email security market. MailFrontier’s email security solutions protect organizations against inbound and outbound threats such as “spam”, “phishing”, “viruses”, directory harvest attacks and policy violations, provide control for content compliance, and enable consolidation of email infrastructure. In addition, certain employees of MailFrontier became employees of the Company. Of the total purchase price of $29.8 million,

$1.6 million was allocated to in-process research and development, $2.7 million was allocated to purchased technology that will be amortized over its estimated useful life of four years, approximately $600,000 was allocated to customer relationship that will be amortized over six years, approximately $300,000 was allocated to technology licenses and non-compete covenants that will be amortized over a period of 4 to 24 months, and $3.6 million was recorded for net liabilities assumed. The remaining $28.2 million was allocated to goodwill.

The Consolidated Financial Statements include the operating results of each business from the date of acquisition. In accordance with SFAS 141, Business Combinations, the above transactions were accounted for as a purchase business combination. The Company allocated the purchase price based upon the fair value of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been allocated to the identified intangible assets in accordance with the requirements of SFAS 141 and SFAS 142, Goodwill and Other Intangible Assets.

Commercialization of acquired technologies carries a significant risk due to the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats. The nature of the efforts to develop these technologies into commercially viable products consists primarily of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Failure to bring products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets and could have a material adverse impact on our business and operating results.

Restructuring

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

Results of Operations

The following table sets forth financial data for the years indicated as a percentage of total revenue:

	Year Ended December 31,
	2006	2005	2004

Revenue:
Product	52.9%	55.8%	66.1%
License and service	47.1%	44.2%	33.9%

Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Product	22.3%	20.5%	24.0%
License and service	7.0%	5.9%	5.6%
Amortization of purchased technology	3.1%	3.4%	3.6%

Total cost of revenue	32.4%	29.8%	33.2%

Gross profit	67.6%	70.2%	66.8%
Operating expenses:
Research and development	19.2%	16.8%	18.6%
Sales and marketing	40.5%	39.5%	37.7%
General and administrative	11.6%	11.5%	11.4%
Amortization of purchased intangible assets	1.6%	2.1%	2.5%
Restructuring charges (reversals)	0.8%	0.0%	(0.1)%
In-process research and development	0.9%	0.0%	0.0%

Total operating expenses	74.6%	69.9%	70.1%

Income (loss) from operations	(7.0)%	0.3%	(3.2)%
Interest income and other expense, net	5.5%	5.1%	3.2%

Income (loss) before income taxes	(1.5)%	5.4%	(0.0)%
Provision for income taxes	(4.6)%	(0.8)%	(0.2)%

Net income (loss)	(6.1)%	4.6%	(0.2%)

For the fiscal year ending December 31, 2006, total SFAS 123R share-based compensation cost before taxes as a percent of total revenue was 8.2% and was allocated as follows: 0.3% to cost of revenue, 2.5% to research and development, 2.9% to sales and marketing and 2.5% to general and administrative.

Revenue (in thousands, except for Percentage points)

	Year Ended December 31,			Dollar Change		Percent Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004	2006 vs. 2005	2005 vs. 2004

Product	$92,797	$75,525	$82,994	$17,272	$(7,469)	23%	(9)%
% of total revenue	53%	56%	66%
License and service	82,741	59,799	42,655	22,942	17,144	38%	40%
% of total revenue	47%	44%	34%

Total revenue	$175,538	$135,324	$125,649	$40,214	$9,675	30%	8%

Product revenue

We shipped approximately 193,000, 159,000, and 150,000 total units, respectively, during 2006, 2005 and 2004. The increase in product revenue in 2006 compared to 2005 was primarily due to increased unit sales of new products in continuous data protection, email security, and SSL-VPN that were not available in 2005 along with increased unit sales of our TZ and PRO products. We expect new products to be a continuing source of additional revenue.

The decrease in product revenue in 2005 as compared to 2004 was primarily due to the mix of sales in all regions shifting to lower price point products, and a decline in the average sales price per unit of TZ and PRO product families. These effects were partially offset by an increase in the number of TZ units sold, the introduction of certain bundled product solutions, the introduction of SonicPoint G wireless access points and the CSM 2100.

License and Service Revenue

License and service revenue is derived primarily from licensing of software products, such as our Global Management System, enhancements to our “SonicOS” operating system, node upgrades, sales of subscription services such as Content Filtering, Email Security, client Anti-Virus and integrated Gateway Anti-Virus, Anti-Spyware, and Intrusion Prevention, and extended service contracts. In addition, we generate license and service revenue from the sale of extended service contracts and professional services related to training, consulting, and engineering services. We have experienced significant year over year growth in license and services revenue and expect the market opportunity for our license and subscription service offerings, in particular, to grow as customer awareness around the dynamic requirements of unified network threat prevention and management becomes more pervasive. In addition, there is an opportunity to sell new subscription service offerings in conjunction with new product offerings in continuous data protection and email security and to our installed base of customers in the form of renewals of existing contracts along with additional services. We believe that the combination of subscription services sold in conjunction with our new product offerings will be a source of additional revenue.

During 2006, revenue from subscription service offerings increased to $40.3 million from $24.6 million during 2005. During 2005, revenue from our subscription service offerings increased to $24.6 million from approximately $13.8 million in 2004. During 2006, revenue from extended service contracts increased to approximately $31.1 million from approximately $22.6 million in 2005. During 2005, revenue from extended service contracts increased to approximately $22.6 million from approximately $17.7 million in 2004. The increase in subscription services and extended service contracts in 2006 was primarily due to the increase of subscription services sold in conjunction with new hardware appliance sales; an increase in subscription service renewals; increased sales of software applications; and the introduction of Email Security solutions. The increase in subscription services and extended service contracts in 2005 was primarily due to the increase of subscription services sold in conjunction with new hardware appliance sales; an increase in subscription service renewals; and increased sales of software applications.

Channel data

SonicWALL products are sold primarily through distributors who then sell our products to value-added resellers (VAR’s) who in turn market and sell our products to end-user customers. Channel sales accounted for approximately 98%, 97%, and 98% of total revenue in 2006, 2005, and 2004, respectively. Alternative Technology, Tech Data, and Ingram Micro, all of whom are technology product distributors, together accounted for approximately 53%, 52%, and 45% of our revenue during 2006, 2005, and 2004, respectively

In addition to our distribution channels, we have also historically sold our products to Original Equipment Manufacturer (“OEM”) partners. Sales to OEM partners were a negligible during 2006 and 2005, and $2.2 million during 2004.

Geographic revenue data (in thousands, except for percentage points)

	Year Ended December 31,			Dollar Change		Percent Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004	2006 vs. 2005	2005 vs. 2004

Americas	$124,806	$94,956	$87,450	$29,850	$7,506	31%	9%
Percentage of total revenues	71%	70%	70%
EMEA	32,865	23,725	23,275	9,140	450	39%	2%
Percentage of total revenues	19%	18%	18%
APAC	17,867	16,643	14,924	1,224	1,719	7%	12%
Percentage of total revenues	10%	12%	12%

Total revenues	$175,538	$135,324	$125,649	$40,214	$9,675	30%	8%

The increase in revenue in the Americas and EMEA in 2006 compared to 2005 was primarily due to significantly increased sales of our license and subscription services offerings along with increased sales of our TZ and PRO products and sales of new products in continuous data protection, email security, and SSL-VPN. Revenue in the Americas included non-U.S. net sales of $5.6 million, $4.4 million, and $3.7 million for 2006, 2005, and 2004, respectively. The increase in revenue in APAC in 2006 compared to 2005 was primarily due to significantly increased sales of our license and subscription service products offset by a slight decrease in unit sales of our TZ product line.

The increase in revenue in 2005 compared to 2004 in the Americas was primarily due to significantly increased sales of subscriptions and services offerings, offset by a moderate decrease in product revenue. The decrease in product revenue was primarily caused by a decline in the average sales price per unit of TZ and PRO product families, partially offset by an increase in the number of TZ units sold. The flat revenue in 2005 compared to 2004 in EMEA was primarily due to higher sales of subscriptions and services, offset by lower product unit sales in certain European countries caused by a decline in the average sales price per unit and a decrease of inventory in the sales channels. We believe the increase in revenue in 2005 compared to 2004 in APAC was primarily due to our efforts in strengthening relationships with our channel partners combined with increased marketing activities in the region. In addition, the hiring of new sales management and dedicated senior sales personnel, has contributed to our growth in the APAC region during this period.

Cost of Revenue and Gross Profit

The following table shows the cost of revenue for product and the cost of revenue for license and service:

	Year Ended December 31,			Percent Variance
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
		(In thousands)

Product	$39,164	$27,699	$30,118	41%	(8)%
License and service	12,287	8,031	7,002	53%	15%
Amortization of purchased technology	5,387	4,552	4,543	18%	0%

Total cost of revenue	$56,838	$40,282	$41,663	41%	(3%)

Note — Effect of amortization of purchased technology has been excluded from product and license and service gross profit discussions below.

The following table shows the gross profit for product and the gross profit for license and service:

	Gross Profit Amount			Gross Profit
	Year Ended December 31,			Year Ended December 31,
	2006	2005	2004	2006	2005	2004
		(In thousands)

Product	$53,633	$47,826	$52,876	58%	63%	64%
License and service	70,454	51,768	35,653	85%	87%	84%
Amortization of purchased technology	(5,387)	(4,552)	(4,543)

Total gross profit	$118,700	$95,042	$83,986	68%	70%	67%

Cost of Product Revenue and Gross Profit

Cost of product revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers, freight related fulfillment cost, amortization of purchased technology related to our acquisitions, and overhead costs associated with our manufacturing operations. Additionally, warranty costs and inventory provisions or write-downs are included in cost of product revenue. In 2006, cost of product revenue increased by 17% on a per unit basis while unit shipments increased by 21%, in comparison to fiscal 2005. The increase in cost on a per unit basis was primarily the result of a change in the mix of units sold and increased fulfillment costs per unit. The production cost per unit of new products in continuous data protection, email security and SSL-VPN, that were not available in 2005, was on average higher than the production cost per unit of our other existing products. In addition, the cost of product revenue includes share-based compensation cost of $470,000 or 0.5% as a percentage of total product revenue, associated with the adoption of SFAS 123R. Gross profit from product sales increased while the gross profit percentage decreased in fiscal 2006 compared to fiscal 2005 primarily due to increased unit volume and average sales prices offset by higher production costs per unit. We expect future product gross profits to erode to the extent that we experience downward pressure on product pricing or upward pressure on production costs. A change in the mix of product sold could also change product gross profits.

In 2005, cost of product revenue decreased by 13% on a per unit basis despite the increase in shipments of 6%, in comparison to fiscal 2004. The decrease in cost on a per unit basis was primarily the result of lower production cost associated with the expansion of our product offerings to include lower cost products, certain favorable reserve adjustments, and a slight decrease in product cost across all product offerings due to lower component cost. Gross profit from product sales decreased in 2005 compared to 2004 due to lower average sales prices on higher unit volume offset by a decrease in production cost per unit.

We expect future product gross profits to erode to the extent that we experience downward pressure on product pricing or upward pressure on production costs. A change in the mix of product sold could also change product gross profits.

Cost of License and Service Revenue and Gross Profit

Cost of license and service revenue includes all costs associated with the production and delivery of our license and service offerings, including technical support costs related to our service contracts, royalty costs related to certain subscription offerings, personnel costs related to the delivery of training, consulting, and professional services; and cost of packaging materials and related costs paid to contract manufacturers. Cost of license and service revenue increased by 53% in 2006 as compared to an increase of 15% in 2005 as set forth in the table above. This increase was due primarily to the technical support costs associated with a larger base of license and subscription services customers. To deliver services under these contracts, we outsource a significant portion of technical support delivery to third party service providers. In addition, the cost of license and service revenue includes share-based compensation cost of $144,000 associated with the adoption of SFAS 123R in 2006.

Cost of license and service revenue increased by 15% in 2005 as compared to 2004 as set forth in the table above. This increase was primarily caused by technical support costs to support our increased service contract offerings combined with a larger installed base of customers. We expect these costs to increase as the number of service offerings increase and as our installed base of customers grows. To deliver services under these contracts, we outsource a significant portion of our technical support function to third party service providers.

Amortization of purchased technology

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Expenses	$5,387	$4,552	$4,543
Percentage of total revenue	3%	3%	4%
Year over year change in Dollars	835	9
Year over year change in Percent	18%	0%

Amortization of purchased technology represents the amortization of existing technology acquired in our business combinations accounted for using the purchase method. Purchased technology is being amortized over the estimated useful lives of four to six years. Amortization for the year-ended December 31, 2006 primarily consisted of $3.8 million, $742,000, $563,000, and $218,000, relating to the amortization of purchased intangibles associated with the acquisitions of Phobos, Corporation (“Phobos”) in 2000, Lasso Logic, and enKoo in 2005, and MailFrontier in 2006, respectively.

Amortization for the years ended December 31, 2005 and 2004 primarily consisted of $4.4 million and $173,000, relating to the amortization of purchased intangibles associated with the acquisitions of Phobos in 2000 and RedCreek, Inc. (“RedCreek”) in 2001, respectively. In December 2005, an additional $80,000 amortization expense related to the acquisitions of Lasso Logic, and enKoo was recorded.

Future amortization to be included in cost of revenue based on the current balance of purchased technology absent any additional investment is as follows (in thousands):

Fiscal Year

2007	$1,635
2008	1,635
2009	1,635
2010	993
2011	—

Total	$5,898

Our gross profit has been and will continue to be affected by a variety of factors, including competition; the mix of products and services; new product introductions and enhancements; fluctuations in manufacturing volumes; and the cost of components and manufacturing labor.

Operating Expenses

Research and development

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Expenses	$33,670	$22,768	$23,412
Percentage of total revenue	19%	17%	19%
Year over year change in Dollars	10,902	(644)
Year over year change in Percent	48%	(3)%

Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products. During 2006, the increase in absolute dollars compared to 2005 was primarily due to (1) increased salaries and benefits of $5.3 million related to personnel added primarily as a result of acquisitions completed in the first quarter of 2006 and the fourth quarter of 2005; (2) $4.3 million of share-based compensation expense under SFAS 123R related to employee stock options and rights granted under employee stock purchase plan; and (3) $403,000 increase in contract labor costs.

During 2005, the decrease in absolute dollars compared to 2004 was primarily as a result of a decrease in bonuses and other employee benefit expenses of approximately $590,000 and the reduction of expenses allocated for rent, depreciation, insurance, and information technology administration of approximately $750,000 partially offset by an increase in contract labor of approximately $360,000 and the Company’s contribution to the defined contribution retirement plan of approximately $200,000.

We believe that our future performance will depend in large part on our ability to maintain and enhance our current solution based offerings, develop new solutions for our customers that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements. We plan to maintain our investments in current and future product development and enhancement efforts, and incur expense associated with these initiatives, such as prototyping expense and non-recurring engineering charges associated with the development of new products and technologies.

Sales and marketing

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Expenses	$71,256	$53,403	$47,353
Percentage of total revenue	41%	39%	38%
Year over year change in Dollars	17,853	6,050
Year over year change in Percent	33%	13%

Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, costs related to customer support, travel, tradeshows, promotional and advertising costs, and related facilities costs. During 2006, the increase in sales and marketing expenses was attributed to (1) increased personnel costs, including salaries, commissions, related employee benefits, and increased contract labor expenses, of approximately $9.6 million resulting from higher sales achievement levels and personnel added as a result of acquisition activities; (2) $4.9 million of share-based compensation expense under SFAS 123R related to employee stock options and rights granted under the employee stock purchase plan; (3) an increase of approximately $2.1 million in expenses associated with outsourced third-party activity in connection with subscription renewal services; and (4) an increase of approximately $1.4 million in our co-op advertising costs primarily due to increased sales and the timing of billings to certain distributors.

The increase in sales and marketing expenses in 2005 compared to 2004 was primarily due to (1) higher personnel costs including salaries, commissions, related employee benefits and employee relocation costs of approximately $2.3 million due to increased headcount and acquisitions during 2005; (2) higher contract labor costs of approximately $3.1 million in technical support, sales management, corporate marketing, inside sales, training, and EMEA marketing; and (3) an increase of approximately $1.1 million related to channel marketing programs, media advertising, sales conferences, and European sales and marketing activities. These increases were partially offset by a decrease in allocated facility cost and depreciation expense of approximately $600,000.

We expect to direct our sales and marketing expenses toward the expansion of domestic and international markets, introduction of new products and establishment and expansion of new distribution channels.

General and administrative

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Expenses	$20,324	$15,535	$14,365
Percentage of total revenue	12%	12%	11%
Year over year change in Dollars	4,789	1,170
Year over year change in Percent	31%	8%

General and administrative expenses consist primarily of personnel costs, business insurance, corporate governance costs, professional fees, travel expense, and related facilities costs. During 2006, the increase in G&A expenses was primarily due to (1) $4.5 million of share-based compensation expense under SFAS 123R related to employee stock options and rights granted under the employee stock purchase plan; (2) an increase in salaries and benefits of $470,000, partially offset by a decrease of contract labor cost of 300,000.

The increase in 2005 compared to 2004 was primarily related to an increase in professional fees of approximately $1.5 million that were associated primarily with litigation related expenses and expenses associated with the pursuit of various corporate opportunities and an increase in contract labor expenses of approximately $190,000. These increases were partially offset by a decrease in insurance related expense of approximately $420,000, a decrease in the 2004 allowance for doubtful accounts of approximately $125,000 and a decrease in various bank and credit card processing related fees of approximately $125,000.

We believe that general and administrative expenses will increase in absolute dollars and remain relatively stable as a percentage of total revenue as we incur costs related to corporate governance matters and the pursuit of various corporate opportunities.

Amortization of purchased intangible assets included in operating expenses

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Expenses	$2,721	$2,893	$3,089
Percentage of total revenue	2%	2%	2%
Year over year change in Dollars	(172)	(196)
Year over year change in Percent	(6)%	(6%)

Amortization of purchased intangibles represents the amortization of assets arising from contractual or other legal rights acquired in business combinations accounted for as a purchase except for amortization of existing technology which is included in cost of revenue. Purchased intangible assets are being amortized over their estimated useful lives of one to six years.

The reduction in amortization expense included in operating expense in 2006 compared to 2005 was the result of the completion of amortization of certain intangibles associated with the acquisition of Phobos and RedCreek. Amortization for 2006 primarily consisted of approximately $2.4 million, $213,000, and $53,000, respectively, relating to the amortization of purchased intangibles associated with the acquisition of Phobos, MailFrontier, and Lasso Logic.

The reduction in amortization expense included in operating expense in 2005 compared to 2004 resulted from the completion of amortization of certain intangibles from various acquisitions. Amortization for 2005 primarily consisted of $698,000 relating to the amortization of purchased intangibles associated with the acquisition of Phobos. There was an additional $8,000 amortization expense related to the intangible assets acquired from Lasso in December 2005.

Future amortization to be included in operating expense based on current balance of purchased intangibles absent any additional investment is as follows (in thousands):

Amortization
Fiscal Year	Amount

2007	$220
2008	124
2009	105
2010	105
2011	105
2012	18

Total	$677

Restructuring charges

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Expenses	$1,409	$—	$(171)
Percentage of total revenue	1%	0%	0%
Year over year change in Dollars	1,409	171
Year over year change in Percent	100%	(100%)

During the first quarter of fiscal 2006, we implemented the 2006 restructuring plan, which was associated primarily with the integration of companies acquired during the fourth quarter of 2005 and the first quarter of 2006 as well as other employee reductions for the purpose of improving the integration and alignment of Company functions. Accordingly, we recorded $1.4 million in restructuring expenses related to costs associated with workforce reduction across multiple geographic regions and functions. Furthermore, we recorded additional restructuring costs of $835,000 in connection with the integration of acquired businesses. The additional restructuring costs were charged to goodwill and consisted primarily of severance costs of $553,000 and excess facility costs of $282,000 related to a lease commitment for space no longer needed. As of December 31, 2006, we had no remaining liability relating to the restructuring.

In 2005, we did not record any restructuring charges. In 2004, we recorded restructuring charges under the 2003 restructuring plan consisting of $5,000 for properties vacated in connection with facilities consolidation, offset by the reversal of a $42,000 severance accrual for employees who have remained with us. Furthermore, we recorded additional restructuring charges in 2004 related to the 2002 plan consisting of $21,000 for properties vacated in connection with facilities consolidation, offset by a $155,000 reversal for a favorable lease modification related to properties vacated in connection with facilities consolidation.

In-Process Research and Development

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Expenses	$1,580	$—	$—
Percentage of total revenue	1%	0%	0%
Year over year change in Dollars	1,580	—
Year over year change in Percent	100%	0%

Our methodology for allocating the purchase price for purchase acquisitions to in-process research and development (“IPR&D”) is determined through established valuation techniques and analysis, as applied in the high-technology internet security industry. The IPR&D expense, which is from the 2006 MailFrontier acquisition, is primarily for the development of MailFrontier’s version 5.0. IPR&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. Total IPR&D expense of $1.6 million was charged to product development expenses on the date the assets were acquired.

The fair value of the existing purchased technology, as well as the technology under development, is determined using the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculation was derived from a weighted average cost of capital analysis. We consider this pricing model for products related to this acquisition to be standard within the high-technology internet security industry. We do not expect to achieve a material amount of expense reductions as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include significant anticipated cost savings.

The key assumptions underlying the valuation of our 2006 MailFrontier purchase acquisition for which in-process research and development was recorded were as follows: 1) estimated cost to complete technology at time of acquisition of less than $500,000; and 2) risk adjusted discount rate of 23%. Other key assumptions include an expected completion date of less than one year and revenue and expense projections, assuming that the product has entered the market. Failure to achieve the expected levels of revenue and net income from this product will negatively impact the return on investment expected at the time that the acquisition was completed and may result in impairment charge. Actual results from the purchase acquisitions to date did not have a material adverse impact on our business and operating results.

Interest income and other expense, net.

Interest income and other expense (net) were $9.7 million, $6.9 million, and $4.1 million in the years ended December 31, 2006, 2005 and 2004, respectively and primarily consists of interest income on our cash, cash equivalents, and short-term investments. The fluctuations in the short-term interest rates directly influence the interest income we recognize. The increase in 2006 as compared to 2005 was primarily attributed to higher effective interest rates. The increase in 2005 as compared to 2004 increase was primarily due to higher effective interest rates earned in our investment portfolio.

Provision for income taxes.

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Provision for income taxes	$(8,206)	$(1,034)	$(301)
Percentage of income (loss) before taxes	322%	14%	2501%
Percentage of total revenue	(4.7)%	(0.8)%	0%
Year over year change in Dollars	(7,172)	(733)
Year over year change in Percent	694%	244%

Our effective tax rate differs from the statutory federal and state tax rates for the fiscal year ended December 31, 2006 due primarily to the effect of share-based compensation related to incentive stock options, goodwill and intangible assets, which are permanent, non-deductible book/tax differences, and the utilization of $6.9 million of the deferred tax assets derived from previously acquired companies. The cumulative effect of these factors resulted in a reduction in goodwill. We experienced a significant increase in our effective tax rate in 2006, well above the statutory federal and state tax rates, primarily caused by following factors: (1) as of December 31, 2005, we had completely utilized the regular net operating losses that were generated by SonicWALL, the remaining net operating losses consist of stock-option and acquired net operating losses in tax-free transactions and (2) the share-based compensation expense created permanent and/ or temporary differences. At December 31, 2006, we continue to have a full valuation allowance against our deferred tax assets based upon our determination that it is more likely than not that all deferred tax assets may not be realized in the foreseeable future given historical operating losses. The net operating loss and research and development tax credit carryovers that comprise the vast majority of the deferred tax assets will expire at various dates through the year 2025.

Our effective tax rate differs from the statutory federal and state tax rates for the fiscal year ended December 31, 2005 due primarily to the effect of amortization of stock-based compensation, goodwill, and intangible assets, which are permanent, non-deductible book/tax differences, and the utilization of $885,000 of the deferred tax assets derived from previously acquired companies. The cumulative effect of these factors resulted in a reduction in goodwill. Our effective tax rate differs from the statutory federal and state tax rates for the fiscal years ended December 31, 2004 due primarily to the effect of amortization of stock-based compensation, goodwill, and intangible assets, which are permanent, non-deductible book/tax differences. In addition, we determined that it is more likely than not that all deferred tax assets may not be realized in the foreseeable future due to historical operating losses.

Going forward, we will assess the continued need for the valuation allowance. After we have demonstrated sustained profitability and begin utilizing a significant portion of the deferred tax assets, we may reverse the valuation allowance, likely resulting in a significant benefit to the statement of operations in some future period. At this time, we cannot reasonably estimate when this reversal might occur, if at all.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly results of operations, in dollars and as a percentage of total revenue, for the eight quarters ended December 31, 2006. You should read the following tables in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K. We have prepared this unaudited information on the same basis as our audited financial statements. These tables include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter.

	Year Ended December 31, 2006				Year Ended December 31, 2005
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In thousands, except per share data)				(In thousands, except per share data)

Revenue:
Product	$24,917	$24,087	$22,709	$21,084	$19,649	$18,236	$19,032	$18,608
License and service	21,794	21,103	21,105	18,739	16,766	15,782	14,054	13,197

Total revenue	46,711	45,190	43,814	39,823	36,415	34,018	33,086	31,805

Cost of revenue:
Product	10,487	10,210	9,571	8,896	7,379	6,994	6,879	6,447
License and service	3,257	3,228	3,314	2,488	2,165	1,956	1,932	1,978
Amortization of purchased technology	963	1,501	1,558	1,365	1,142	1,138	1,136	1,136

Total cost of revenue	14,707	14,939	14,443	12,749	10,686	10,088	9,947	9,561

Gross profit	32,004	30,251	29,371	27,074	25,729	23,930	23,139	22,244
Operating expenses:
Research and development	8,191	8,391	8,758	8,330	6,246	5,494	5,647	5,381
Sales and marketing	16,789	17,782	18,858	17,827	14,947	13,339	12,946	12,171
General and administrative	5,116	5,418	4,976	4,814	4,574	3,414	3,997	3,550
Amortization of purchased intangible assets	419	767	734	801	786	701	703	703
Restructuring charges	—	—	17	1,392	—	—	—	—
In-process research and development	—	—	—	1,580	—	—	—	—

Total operating expenses	30,515	32,358	33,343	34,744	26,553	22,948	23,293	21,805

Income (loss) from operations	1,489	(2,107)	(3,972)	(7,670)	(824)	982	(154)	439
Interest income and other expense, net	2,783	2,621	2,143	2,166	2,199	1,748	1,564	1,356

Income (loss) before income taxes	4,272	514	(1,829)	(5,504)	1,375	2,730	1,410	1,795
Provision for income taxes	(3,831)	(2,756)	(1,543)	(76)	(580)	(162)	(171)	(121)

Net income (loss)	$441	$(2,242)	$(3,372)	$(5,580)	$795	2,568	1,239	1,674

Net income (loss) per share:
Basic	$0.01	(0.03)	(0.05)	(0.09)	$0.01	0.04	0.02	0.03

Diluted	$0.01	(0.03)	(0.05)	(0.09)	$0.01	0.04	0.02	0.02

Shares used in computing net income (loss) per share:
Basic	65,855	65,329	64,479	64,828	64,733	64,308	63,995	65,713

Diluted	69,174	65,329	64,479	64,828	67,503	66,183	65,595	67,998

Liquidity and Capital Resources

We ended December 31, 2006 with $235.2 million in cash, cash equivalents, and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, a decrease of $5.3 million as compared to fiscal 2005 year end. Our primary source of cash is receipts from product, license, and service revenue. The primary uses of cash are payments for the production of our products, payroll (salaries and related benefits), acquisition related activity, general operating expenses (marketing, travel, office rent), and the repurchase of shares of common stock under our share repurchase program.

Operating Activities

Cash provided by operating activities for fiscal 2006 totaled $33.6 million, a $1.1 million increase from 2005. Cash provided by operating activities was the result of the net loss adjusted by non-cash items such as depreciation and amortization expense of $10.2 million, SFAS 123R related share-based compensation expense of 13.2 million, adjustment of goodwill of approximately $6.8 million, in-process research and development expense of $1.6 million and changes in our operating assets and liabilities of $12.4 million. The main drivers of the changes in operating assets and liabilities are as follows:

•	Accounts receivable increased due to higher sales and the normalization of our collection cycle. Our DSO in accounts receivable was 45 days at December 31, 2006 compared to 32 days at December 31, 2005. The increase in DSO at December 31, 2006 as compared to December 31, 2005 was primarily due to the timing of shipments and billings combined with the increase in revenue. Collection of accounts receivable and related DSO will fluctuate in future periods due to the timing and amount of our future shipments and billings, the payment terms that we extend to our customers and the effectiveness of our collection efforts.

•	Deferred revenue increased due to increased sales of subscription services as well as an increase related to shipments to distributors whereby revenue is recognized on a sell-through basis. In addition, there was approximately $2.2 million in deferred revenue derived through the acquisition of MailFrontier.

•	The increase in prepaid expenses and other current assets was primarily due to (1) an increase in our restricted cash in escrow in connection with the acquisition; (2) an increase in our Deferred Compensation asset primarily from participant contributions; and (3) the deferral of certain cost of goods to match the corresponding deferral of revenue on certain shipments.

•	The increase in accrued payroll and related benefits was primarily attributed to (1) an increase in the accrual of bonuses; (2) an increase in the accrual related to our Deferred Compensation plan; (3) an increase in the amount withheld and accrued under our ESPP plan; and (4) an increase in our vacation accrual.

•	The decrease in accrued restructuring was caused by the payment of employee severance benefits and facility costs for space no longer needed in connection with the 2006 Restructuring Plan.

•	The increase in other accrued liabilities was primarily due to (1) an increase in the accrual related to the restricted cash in escrow in connection with the acquisition of MailFrontier; (2) an increase in the accrual related to royalty contracts; and (3) an increase in the accrual related to travel expenses.

Cash provided by operating activities was $32.5 million for fiscal 2005; a $15 million increase from 2004. During 2005, net cash provided by operating activities was generated primarily from net income of $6.3 million, adjusted by non-cash items such as depreciation and amortization and adjustment of goodwill of approximately $10.8 million and changes in our operating assets and liabilities of $15.5 million. Accounts receivable decreased due to enhanced collection effectiveness, the timing of shipments and billings combined with increase in revenue. Our DSO in accounts receivable was 32 days at December 31, 2005 as compared to 49 days at December 31, 2004. Deferred revenue increased primarily due to increased sales of subscription services as well as an increase related to shipments to distributors where revenue is recognized on a sell through basis. Prepaid expenses and other current assets increased mainly due to the increase in restricted cash in escrow in connection with the acquisition and the increase in the trust assets of the deferred compensation plan as fully described in Note 11 of the Notes to the Consolidated Financial Statements.

Cash provided by operating activities was $17.5 million for fiscal 2004 primarily as a result of a net loss adjusted by non-cash items, increases in deferred revenue and accrued payroll and related benefits offset by an increase in accounts receivable and a decrease in accounts payable. Accounts receivable increased due to the timing of shipments and billings combined with an increase in revenue. Our DSO at December 31, 2004 was 49 days as compared to 30 days at December 31, 2003. Deferred revenues increased due to increased sales of subscription and other services as well as increases related to shipments to distributors where revenue is recognized on a sell-through basis. Accounts receivable increased due to the timing of shipments and billings combined with an increase in revenue. Accounts payable decreased due to the timing of payments to our vendors. Accrued payroll and related benefits increased primarily due to increased accruals resulting from the achievement of certain operating objectives in fiscal 2004, as part of our annual incentive compensation plan.

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

Investing Activities

Net cash used in investing activities in 2006 was $45.4 million, principally as a result of (1) $11.2 million net purchase of short-term investments; (2) $29.5 million acquisition of MailFrontier, net of cash acquired; (3) $3.4 million purchase of property and equipment; and (4) $1.3 million net increase in restricted cash in escrow. Net cash provided by investing activities was $10.5 million in 2005, primarily as a result of the net sale of $30.8 million of short-term investments offset by (1) $18.8 million used for the acquisitions of Lasso Logic and enKoo; and (2) $1.4 million used for purchases of property and equipment. Net cash used in investing activities was $19.1 million in 2004, primarily as a result of the net purchase of $17.0 million of short-term investments and $2.1 million used for purchases of property and equipment.

Financing Activities

Net cash used in financing activities in 2006 was $4.8 million, of which cash of $16.3 million was provided by common stock issuances through option exercises or purchase of shares under the employee stock purchase plan, offset by $21.1 million used to buyback common stock under the Company’s stock repurchase program. In 2005, cash of $6.3 million was provided by common stock issuances as a result of stock option and employee stock purchase plan share exercises, offset by $30.2 million used under the Company’s stock repurchase program. In 2004, cash of $13.9 million was provided by common stock issuances as a result of stock option exercises, offset by $19.4 million used as part of the Company’s stock repurchase program.

Liquidity and Capital Resource Requirements

We believe our existing cash, cash equivalents, and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months. However, we could elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales, marketing, and support operations, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, and pursuit of corporate opportunities. We cannot assure you that additional equity or debt financing will be available on acceptable terms or at all. Our sources of liquidity beyond twelve months, in management’s opinion, will be our then current cash balances, funds from operations and whatever long-term credit facilities we can arrange. We have no other agreements or arrangements with third parties to provide us with sources of liquidity and capital resources beyond twelve months. We believe that future liquidity and capital resources will not be materially affected in the event we are not able to prevail in litigation for which we have been named a defendant as described in Note 10 to the consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

We do not have any debt, long-term obligations, or long-term capital commitments. The following summarizes our principal contractual commitments as of December 31, 2006 (in thousands):

		Payments Due by Period
		Less Than	1 to 3	3 to 5
Contractual Obligations	Total	One Year	Years	Years

Operating lease obligations	$4,168	$706	$2,136	$1,326
Non-Cancelable Purchase obligations	$11,392	$11,392	$—	$—

We outsource our manufacturing operations to third party contract manufacturers, and at December 31, 2006 it has purchase obligations totaling $12.3 million. Of this amount, $9.7 million cannot be cancelled and is payable within one year. We are contingently liable for any inventory owned by a contract manufacturer that becomes excess and obsolete. As of December 31, 2006, $93,000 had been accrued for excess and obsolete inventory held by our contract manufacturers. In addition, as of December 31, 2006 and in the normal course of business, we had $1.7 million in other non-cancelable purchase commitments.

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

In February 2006, the Company’s Board of Directors approved an increase in the amount authorized for repurchase under the Company’s share repurchase program from $75.0 million to $100.0 million and extended the term of the program from twenty-four (24) months to thirty-six (36) months following the date of original authorization. During fiscal year 2006, the Company repurchased 2.4 million shares of SonicWALL common stock at an average price of $8.73 for an aggregate purchase price of $21.1 million. As of December 31, 2006, the remaining authorized amount for stock repurchase under this program is $29.3 million.

Recent Accounting Pronouncements

The information contained in Note 1 to the Consolidated Financial Statements under the heading recent accounting pronouncements is hereby incorporated by reference into this Part II, Item 7.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and short-term investments. In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities,” we classified our short-term investments as available-for-sale. Consequently, investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. As of December 31, 2006, our cash, cash equivalents and short-term investments included money-markets securities, corporate bonds, municipal bonds, and commercial paper which are subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates change prior to maturity.

As stated in our investment policy, we are adverse to principal loss and further the goal of preservation of our invested funds by limiting default and market risk. We mitigate default risk by investing in only investment-grade instruments. We do not use derivative financial instruments in our investment portfolio.

The majority of our short-term investments maturing in more than one year are readily tradable in 7 to 28 days. Due to this and the short duration of the balance of our investment portfolio, we believe an immediate 10% change in interest rates would be immaterial to our financial condition or results of operations.

The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted average interest rates as of December 31, 2006:

		Maturing In
	Less Than	More Than
	One Year	One Year	Total
	(In thousands, except percentage data)

Short-term investments	$100,732	$108,519	$209,251
Weighted average interest rate	4.53%	5.33%

Foreign currency risk

We consider our exposure to foreign currency exchange rate fluctuations to be minimal. We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars. For the year ended December 31, 2006, we earned approximately 31% of our revenue from international markets, which in the future may be denominated in various currencies. Because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. A weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future. In addition, we have minimal cash balances denominated in foreign currencies. We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.

ITEM 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

REPORT OF ARMANINO MCKENNA LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders, SonicWALL, Inc.

We have audited the accompanying consolidated balance sheets of SonicWALL, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ ARMANINO McKENNA LLP
San Ramon, California

March 13, 2007

REPORT OF ARMANINO MCKENNA LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders, SonicWALL, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, appearing under Item 9A, that SonicWALL, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of the Company and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/ ARMANINO McKENNA LLP
San Ramon, California

March 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of SonicWALL, Inc.:

In our opinion, the consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2004 listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of SonicWALL, Inc. and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2004 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California

March 16, 2005, except for the restatement described in Note 13 to the consolidated financial statements included in the Annual Report on Form 10-K/A for the year ended December 31, 2004 (not presented herein), as to which the date is May 16, 2005

SONICWALL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except
	share data)

ASSETS
Current Assets:
Cash and cash equivalents	$25,927	$42,593
Short-term investments	209,251	197,849
Accounts receivable, net of allowance for doubtful accounts of $152 and $123 in 2006 and 2005, respectively	23,205	13,113
Inventories	5,210	3,707
Prepaid expenses and other current assets	10,888	7,331

Total current assets	274,481	264,593
Property and equipment, net	4,085	2,595
Goodwill	130,399	109,005
Purchased intangibles and other assets, net	7,326	11,490

Total assets	$416,291	$387,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,677	$7,445
Accrued payroll and related benefits	13,593	9,054
Other accrued liabilities	9,900	6,277
Deferred revenue	61,622	44,006
Income taxes payable	162	95

Total current liabilities	91,954	66,877
Deferred revenue, non-current	6,269	636

Total liabilities	98,223	67,513
Commitments and contingencies (Note 10)
Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 65,385,629 and 65,026,138 shares issued and outstanding	453,409	440,172
Accumulated other comprehensive loss, net	(1,197)	(1,367)
Accumulated deficit	(134,144)	(118,635)

Total shareholders’ equity	318,068	320,170

Total liabilities and shareholders’ equity	$416,291	$387,683

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Revenue:
Product	$92,797	$75,525	$82,994
License and service	82,741	59,799	42,655

Total revenue	175,538	135,324	125,649

Cost of revenue:
Product	39,164	27,699	30,118
License and service	12,287	8,031	7,002
Amortization of purchased technology	5,387	4,552	4,543

Total cost of revenue	56,838	40,282	41,663

Gross profit	118,700	95,042	83,986
Operating expenses:
Research and development	33,670	22,768	23,412
Sales and marketing	71,256	53,403	47,353
General and administrative	20,324	15,535	14,365
Amortization of purchased intangible assets	2,721	2,893	3,089
Restructuring charges (reversals)	1,409	—	(171)
In-process research and development	1,580	—	—

Total operating expenses	130,960	94,599	88,048

Income (loss) from operations	(12,260)	443	(4,062)
Interest income and other expense, net	9,713	6,867	4,050

Income (loss) before income taxes	(2,547)	7,310	(12)
Provision for income taxes	(8,206)	(1,034)	(301)

Net income (loss)	$(10,753)	$6,276	$(313)

Net income (loss) per share:
Basic	$(0.17)	$0.10	$(0.00)

Diluted	$(0.17)	$0.09	$(0.00)

Shares used in computing net income (loss) per share:
Basic	65,117	64,684	70,850

Diluted	65,117	66,797	70,850

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Income (Loss)	Deficit	Equity
		(In thousands, except for share data)

Balance at December 31, 2003	68,613,012	$468,905	$(38)	$(124,598)	$344,269
Issuance of common stock upon exercise of stock options	2,805,521	12,208			12,208
Issuance of common stock in connection with the Employee Stock Purchase Plan (ESPP)	387,509	1,717			1,717
Stock-based compensation	—	75			75
Repurchase of common stock	(3,183,000)	(19,356)			(19,356)
Income tax benefit from stock option exercises		184			184
Comprehensive loss:
Change in unrealized loss on investment securities			(808)	—	(808)
Net loss				(313)	(313)

Total comprehensive loss				—	(1,121)

Balance at December 31, 2004	68,623,042	463,733	(846)	(124,911)	337,976
Issuance of common stock upon exercise of stock options	1,072,878	4,702			4,702
Issuance of common stock in connection with ESPP	328,018	1,623			1,623
Stock options assumed in connection with acquisition		110			110
Stock-based compensation		201			201
Repurchase of common stock	(4,997,800)	(30,218)			(30,218)
Income tax benefit from stock option exercises		21			21
Comprehensive income:
Change in unrealized loss on investment securities			(521)		(521)
Net income				6,276	6,276

Total comprehensive income					5,755

Balance at December 31, 2005	65,026,138	440,172	(1,367)	(118,635)	320,170
Issuance of common stock upon exercise of stock options	2,362,576	14,123			14,123
Issuance of common stock in connection with ESPP	414,156	2,146			2,146
Stock options assumed in connection with acquisition		109			109
Share-based compensation		13,202			13,202
Repurchase of common stock	(2,417,241)	(16,343)		(4,756)	(21,099)
Comprehensive loss:
Change in unrealized gain on investment securities			170		170
Net loss				(10,753)	(10,753)

Total comprehensive loss					(10,583)

Balance at December 31, 2006	65,385,629	453,409	(1,197)	(134,144)	318,068

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Cash flows from operating activities:
Net income (loss)	$(10,753)	$6,276	$(313)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,246	9,847	11,216
Adjustment of goodwill	6,826	885	—
In process research and development	1,580	—	—
Share-based compensation expense related to employee stock options and ESPP	13,202	201	75
Income tax benefit from exercise of employee stock options	—	22	184
Change in allowance for doubtful accounts and others	61	(110)	(104)
Non-cash restructuring charges (reversals)	—	—	(171)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(8,899)	1,158	(4,936)
Inventories	(1,543)	(1,342)	(236)
Prepaid expenses and other current assets	(2,039)	(3,099)	520
Other assets	(346)	315	(284)
Accounts payable	(2,331)	1,592	(1,639)
Accrued payroll and related benefits	4,071	1,537	2,354
Accrued restructuring	(828)	(398)	(682)
Other accrued liabilities	3,404	1,554	889
Deferred revenue	20,854	14,469	10,993
Income taxes payable	67	(405)	(327)

Net cash provided by operating activities	33,572	32,502	17,539

Cash flows from investing activities:
Purchase of property and equipment	(3,378)	(1,440)	(2,105)
Cash paid for acquisitions, net of cash acquired	(29,501)	(16,637)	—
Increase in restricted cash in escrow	(4,708)	(2,163)	—
Decrease in restricted cash in escrow	3,412	—	—
Maturity and sale of short-term investments	229,888	236,898	320,832
Purchase of short-term investments	(241,121)	(206,119)	(337,856)

Net cash provided by (used in) investing activities	(45,408)	10,539	(19,129)

Cash flows from financing activities:
Issuance of common stock under employee stock options and purchase plans	16,269	6,324	13,925
Repurchase of common stock	(21,099)	(30,218)	(19,356)

Net cash used in financing activities	(4,830)	(23,894)	(5,431)

Net increase (decrease) in cash and cash equivalents	(16,666)	19,147	(7,021)
Cash and cash equivalents at beginning of year	42,593	23,446	30,467

Cash and cash equivalents at end of year	25,927	42,593	23,446

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,220	$498	$445
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock and assumption of stock options and warrants in connection with acquired businesses	$109	$110	—
Unrealized gain (loss) on short-term investments, net of taxes	$170	$(521)	$(808)

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies:

SonicWALL, Inc. (the “Company”) was incorporated in California in February 1991. SonicWALL, Inc. designs, develops, and manufactures comprehensive network security, secure remote access, Web and e-mail security, backup and recovery, and policy and management solutions, which enable organizations to secure deep protection without compromising network performance. The following is a summary of the Company’s significant accounting policies:

Consolidation

The consolidated financial statements include those of the Company and its wholly-owned subsidiaries Phobos Corporation, a Utah corporation, Lasso Logic, Inc, a California corporation, MailFrontier, Inc., a Delaware corporation, SonicWALL Switzerland, SonicWALL Norway, and SonicWALL B.V., a subsidiary in The Netherlands. All intercompany accounts and transactions have been eliminated in consolidation.

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

Foreign Currencies

The functional currency for all of the Company’s foreign subsidiaries is the US dollar. The Company remeasures assets and liabilities at the period end or historical exchange rate, as appropriate. Revenues and expenses are remeasured at the average exchange rate during the period. Currency remeasurement losses for the years ended December 31, 2006, 2005, and 2004 amounted to ($277,000), ($249,000), and ($209,000), respectively, and are included in interest income and other expense, net.

Cash and cash equivalents and short-term investments

The Company considers all highly liquid investments purchased with an original maturity or remaining maturity at the date of purchase of three months or less to be cash equivalents, and investments maturing in three to twelve months to be short-term investments. Cash equivalents and short-term investments consist of money market funds, corporate bonds, U.S. government securities, and commercial paper. Management has the ability and intent, if necessary, to liquidate any of these investments in order to meet our liquidity needs within the normal operating cycle. Accordingly, all marketable securities are classified as current assets. The Company classifies its short-term investments into categories in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). Currently, the Company classifies its short-term investments as available-for-sale, which is reported at fair market value with the related unrealized gains and losses, net of taxes, included in shareholders’ equity. Realized gains and losses, declines in value of securities judged to be other than temporary, and interest and dividends on all securities are included in interest income and other expense, net. The fair value of the Company’s investments is based on quoted market prices. Realized gains and losses are computed using the specific identification method.

Fair value

The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values due to their relatively short maturities. The Company does not hold or issue financial instruments for trading purposes.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of credit risk, foreign operations and significant customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company places its temporary cash and short-term investments in corporate bonds, municipal bonds, commercial paper, and money market accounts with high credit quality financial institutions. Cash balances held with banks periodically exceed the amount of insurance provided on such balances. The Company’s accounts receivable are derived from revenue earned from customers located in the U.S. and certain foreign countries and regions, including Europe, Japan, and Asia Pacific. Sales to foreign customers for the years ended December 31, 2006, 2005, and 2004, all of which were denominated in U.S. dollars, accounted for 31%, 34%, and 30% of total revenue, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and probability of collection. We review our allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually to determine the probability of collection. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

Sales through our three largest distributors, Alternative Technology, Tech Data, and Ingram Micro represented the following percentages of total revenue:

Customers	2006	2005	2004

Alternative Technology	18%	13%	7%
Tech Data	18%	21%	21%
Ingram Micro	17%	18%	17%

In addition, Alternative Technology, Tech Data, and Ingram Micro represented the following percentages of our accounts receivable balance:

	December 31,
	2006	2005

Alternative Technology	23%	4%
Tech Data	8%	11%
Ingram Micro	17%	15%

While a reduction in sales by any of these distributors could be offset by an increase in sales to either of the other two distributors or by the addition of other distributors, we would likely incur a temporary decline in sales.

The Company outsources its manufacturing to third party contract manufacturers and some of the key components in the Company’s products come from single or limited sources of supply. The inability of any supplier or manufacturer to fulfill supply requirements of the Company could temporarily have negative impact on future operating results.

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

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the lesser of the related lease term or the estimated useful life of the improvement, which ranges from two to five years. Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $2.1 million, $2.4 million, and $3.6 million, respectively.

Purchased intangibles

Purchased intangibles consist of purchased technology, customer installed base/relationships, customer backlog and other intangibles. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from 3 months to six years. Amortization of intangible assets was $8.1 million, $7.4 million, and $7.6 million in fiscal 2006, 2005, and 2004, respectively. The Company periodically evaluates its intangible assets for indications of impairment. If this evaluation indicates that the value of the intangible asset may be impaired, the Company makes an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, the Company reduces the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period.

Goodwill and Impairment of goodwill

Goodwill represents the excess of the aggregate purchase price over the fair market value of the net tangible and intangible assets acquired by the Company. Goodwill is tested for impairment in the fourth quarter of each fiscal year or more often if an event or circumstances indicate that an impairment loss has been incurred. An impairment charge is recognized if a reporting unit’s goodwill carrying amount exceeds its implied fair value. Goodwill impairment is determined using a two-step approach in accordance with SFAS 142 using one or more of the following fair value measures including: present value techniques of estimated future cash flows; or valuation techniques based on multiples of earnings or revenue, or a similar performance measure. Any such impairment charge could be significant and could have a material adverse effect on the Company’s reported financial statements. Based on the impairment tests performed, there was no impairment of goodwill in 2006, 2005, or 2004. The goodwill recorded as a result of the business combinations in the years presented is not deductible for tax purposes.

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

Interest income and other expense, net

Interest income and other expense, net consist primarily of interest income in the amount of $10.0 million, $7.1 million, and $4.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Share-based compensation

On January 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the year ended December 31, 2006 was $14.4 million which consisted of share-based compensation expense related to employee stock options in the amount of $13.7 million and expense related to employee stock plan purchases in the amount of $713,000. See Note 7 for additional information on share-based compensation.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123).

Share-based compensation expense recognized in the Consolidated Statements of Operations for the year ended December 31, 2006, is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Share-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company continued to use the straight-line single option method. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123R, the Company continued to use the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under SFAS 123. For additional information, see Note 7. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effects of share-based compensation resulting from the application of SFAS 123R for each of the periods indicated (in thousands except per share data):

	Year Ended December 31,
	2006	2005	2004

Cost of sales — Product	$470	$—	$—
Cost of sales — License and service	144	—	—

Share-based compensation expense included in cost of sales	614	—	—

Research and development	4,368	—	—
Sales and marketing	4,959	—	—
General and administrative	4,474	—	—

Share-based compensation expense included in operating expenses	13,801	—	—

Share-based compensation expense included in income before taxes	14,415	—	—

Income taxes	(623)	—	—

Share-based compensation expense included in net income	$13,792	$—	$—

Share-based compensation effect on net income (loss) per share:
Basic and diluted	$0.21	$—	$—

Prior to January 1, 2006, the Company followed the disclosure-only provisions of SFAS 123. Proforma information required under SFAS 123R for periods prior to fiscal 2006, as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan and ESPP is as follows (in thousands except per share data):

	Year Ended December 31,
	2005	2004

Net income (loss):
As reported	$6,276	$(313)
Expensed stock compensation under the intrinsic value method, net of related tax effect	201	75
Stock-based compensation expense that would have been included in the determination of net income (loss) had the fair value method been applied, net of related tax effect	(14,431)	(17,520)

Pro forma net loss	$(7,954)	$(17,758)

Net income (loss) per share — basic and diluted:
Basic — as reported	$0.10	$0.00

Diluted — as reported	$0.09	$0.00

Basic — pro forma	$(0.12)	$(0.25)

Diluted — pro forma	$(0.12)	$(0.25)

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue recognition

The Company derives its revenue primarily from the sale of four items: (1) products, (2) software licenses, (3) subscriptions for services such as Content Filtering; Email Security; client Anti-virus and integrated Gateway Anti-Virus, Anti-Spyware, and Intrusion Prevention Services; and (4) other services such as extended warranty and service contracts, training, consulting and engineering services. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. The Company may experience material differences in the amount and timing of its revenue for any period if management makes different judgments or utilizes different estimates.

The Company recognizes product and service revenues in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), as amended by SAB No. 101A, SAB No. 101B, SAB 104 and EITF 00-21.

The Company applies provisions of Statement of Position 97-2, Software Revenue Recognition (SOP No. 97-2), as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (SOP No. 98-9), to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is incidental, the Company does not apply separate accounting guidance to the hardware and software elements. The Company applies the provisions of Emerging Issues Task Force 03-05, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software (EITF 03-05), to determine whether the provisions of SOP 97-2 apply to transactions involving the sale of products that include a software component.

The Company recognizes revenue for products when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss have been transferred to the customer, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. While the Company’s sales agreements contain standard terms and conditions, there are agreements that contain non-standard terms and conditions. In these cases, interpretation of non-standard provisions is required to determine the appropriate accounting for the transaction.

Retroactive price protection rights tied to certain specific circumstances are contractually offered to the Company’s channel partners. The Company evaluates these rights carefully based on stock on hand in the channels that has been purchased within 60 days of the price change with the exception of Ingram Micro and Tech Data. Revenue from these two distributors is not recognized until they sell the product to their customers. As a consequence, there is no adverse impact on recognized revenue. In general, retroactive price adjustments are infrequent in nature. At December 31, 2006, 2005, and 2004, the Company had a reserve for price protection on sales to the Company’s channel partners in the amounts of $42,000, $244,000, and $33,000, respectively.

Delivery to other domestic channel partners and to international channel partners is generally deemed to occur when we deliver the product to a common carrier. However, certain distributor agreements provide for rights of return for stock rotation. These stock rotation rights are generally limited to 15% to 25% of the distributor’s prior 3 to 6 months purchases or other measurable restrictions, and we estimate reserves for these return rights as discussed below. Two of our largest distributors, Ingram Micro and Tech Data, have rights of return under certain circumstances that are not limited, therefore, we do not deem delivery to have occurred for any sales to Ingram Micro and Tech Data until they sell the product to their customers.

Evidence of an arrangement is manifested by a master distribution or OEM agreement, an individual binding purchase order, or a signed license agreement. In most cases, sales through our distributors and OEM partners are governed by a master agreement against which individual binding purchase orders are placed on a transaction-by-transaction basis.

At the time of the transaction, the Company assesses whether the fee associated with the transaction is fixed or determinable, and whether or not collection is reasonably assured. The Company assesses whether the fee is fixed or

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determinable based upon the terms of the binding purchase order, including the payment terms associated with the transaction. If a significant portion of a fee is due beyond the Company’s normal payment terms, which are generally 30 to 90 days from invoice date, the Company accounts for the fee as not being fixed or determinable. In these cases, the Company recognizes revenue as the fees become due.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Specifically, we must make estimates of potential future product returns and price changes related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. We may experience material differences in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.

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

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and Handling Costs

The Company records costs related to shipping and handling of products in cost of revenue for all periods presented.

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

Reclassifications

Certain reclassifications have been made to prior-period balances to present the financial statements on a consistent basis with current year presentation. Such reclassifications have not changed previously reported net income (loss) or shareholders’ equity.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expense totaled $6.9 million, $5.1 million, and $4.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has agreements with certain of its distributors to provide marketing development funds. These agreements allow the distributors to be reimbursed by the Company for approved promotional activities, including advertising. The amounts available are related to a percentage of the distributors’ eligible purchases from the Company. The Company accrues for marketing development funds as the related revenue is recognized and records the cost as an offset to revenue or as sales and marketing expense in accordance with Emerging Issues Task Force No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. In the years ended December 31, 2006, 2005, and 2004, the Company recorded provisions for marketing development fund costs of $5.0 million, $3.9 million, and $5.4 million, respectively. As of December 31, 2006 and December 31, 2005, the accompanying balance sheets include a liability for marketing development funds of $688,000 and $328,000, respectively.

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

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004

Numerator:
Net income (loss)	$(10,753)	$6,276	$(313)

Denominator:
Weighted average shares used to compute basic EPS	65,117	64,684	70,850
Effect of dilutive securities:
Dilutive common stock equivalents	—	2,113	—

Weighted average shares used to compute diluted EPS	65,117	66,797	70,850

Net income (loss) per share:
Basic	$(0.17)	$0.10	$(0.00)

Diluted	$(0.17)	$0.09	$(0.00)

Because the Company reported a net loss during 2006 and 2004, the impact of stock options and warrants was excluded from the computation of dilutive earnings per share for these periods, as their effect would be anti-dilutive. For the years ended December 31, 2006, December 31, 2005, and December 31, 2004, 645,254, 6,045,133, and 5,311,564 stock options and warrants with a weighted average exercise price of $18.02, $8.62, and $8.60, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period and therefore, the effect would be anti-dilutive.

Recent accounting pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“SFAS 109”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation is effective for the Company in the first quarter of fiscal year 2007. The Company is evaluating the impact of the adoption of this statement on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that this Statement SFAS 157 may have on its consolidated financial position, results of operations or cash flows.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Balance Sheet Components:

	December 31,
	2006	2005
	(In thousands)

Prepaid expenses and other current assets
Cash in escrow	$5,100	$3,807
Deferred compensation asset	2,567	1,804
Other prepaid expenses	3,220	1,720

	$10,887	$7,331

Property and equipment, net:
Equipment	$11,815	$9,610
Office equipment and furniture	2,078	1,913
Leasehold improvements	1,648	1,432
Software	7,671	6,887

	23,212	19,842
Less: accumulated depreciation	(19,127)	(17,247)

	$4,085	$2,595

Purchased intangibles and other assets, net:
Purchased intangible assets	$60,990	$57,400
Other assets	751	397

	61,741	57,797
Less: accumulated amortization	(54,415)	(46,307)

	$7,326	$11,490

Other accrued liabilities
Accrued acquisition costs	$4,683	$2,649
Warranty reserves	811	800
Other accrued liabilities	4,406	2,828

	$9,900	$6,277

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Goodwill and Purchased Intangibles:

The following table presents the changes in goodwill (in thousands):

	December 31,
	2006	2005

Balance as of beginning of the year	$109,005	$97,953
Acquisitions:
enKoo	—	1,286
Lasso	—	10,651
MailFrontier	28,220	—
Adjustments(1)	94	—
Tax adjustment related to Phobos acquisition in 2000 (see Note 8)	(6,920)	(885)

Balance as of end of the year	$130,399	$109,005

Note:

(1)	The adjustments represent the true-up of cost at the time of the acquisition related to Lasso Logic.

Intangible assets for the year ended December 31, 2006 and 2005 consist of the following (in thousands):

	Weighted
	Average	December 31, 2006			December 31, 2005
	Amortization	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net

Purchased technology	68 months	$34,471	$(28,573)	$5,898	$31,771	$(23,190)	$8,581
Non-compete agreements	36 months	7,249	(7,115)	134	7,019	(7,019)	—
Customer base	69 months	18,770	(18,227)	543	18,140	(15,694)	2,446
Other	16 months	500	(500)	—	470	(404)	66

Total intangibles		$60,990	$(54,415)	$6,575	$57,400	$(46,307)	$11,093

All of the Company’s intangible assets excluding goodwill are subject to amortization. Estimated future amortization expense to be included in cost of revenue and in operating expenses is as follows (in thousands):

	Amortization	Amortization
	Amount to	Amount to
	Cost of	Operating
Fiscal Year	Revenue	Expenses

2007	$1,635	$220
2008	1,635	124
2009	1,635	105
2010	993	105
2011	—	105
2012	—	18

Total	$5,898	$677

Note 4 — Acquisitions:

On February 22, 2006, the Company completed the acquisition of MailFrontier, Inc. (“MailFrontier”) for approximately $29.8 million in purchase consideration, consisting of cash of approximately $29.3 million, assumed stock options with a fair value of $109,000 and direct transaction costs incurred in connection with the acquisition of

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $450,000. In accordance with SFAS 141, Business Combinations, this transaction was accounted for as a purchase business combination. The fair value of the stock options assumed was determined using the Black-Scholes option-pricing model. The use of the Black-Scholes model and method of determining the assumptions is consistent with the Company’s valuation of stock options in accordance with SFAS 123R. MailFrontier’s results of operations are included in the Company’s consolidated statements of operations from the date of acquisition.

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

The Company allocated the purchase price based upon the fair value of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been allocated to the identified intangible assets in accordance with the requirements of SFAS 141 and SFAS 142, Goodwill and Other Intangible Assets. The following is the final allocation of the purchase consideration (in thousands):

Intangible assets	$3,590
IPR&D	1,580
Goodwill	28,220
Net liabilities assumed	(3,594)

Total purchase consideration	$29,796

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

The results of operations of Mail Frontier have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of SonicWALL and Mail Frontier, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005

Total revenue	$176,970	$141,633
Pro forma net (loss) income	$(11,291)	$(3,555)
Pro forma net (loss) income per share — basic and diluted	$(0.17)	$(0.05)
Reported net (loss) income	$(10,753)	$6,276
Reported net (loss) income per share — basic	$(0.17)	$0.10
Reported net (loss) income per share — diluted	$(0.17)	$0.09

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented. The pro forma financial information for the year ended December 31, 2006 excludes merger

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related expenses of $526,500 recorded by Mail Frontier and a charge of $1.6 million for IPR&D. The pro forma financial information for year ended December 31, 2005 also includes amortization charges from acquired intangible assets.

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

The former shareholders of Lasso made certain representations and warranties to the Company and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. As security for the indemnification obligation’s SonicWALL retained approximately $1.8 million of the cash consideration, which was released to the former Lasso shareholders on November 2006. In addition, in connection with the acquisition, the Company has agreed to pay $1.7 million over 17 to 20 months from the date acquisition, to certain former shareholders of Lasso contingent upon continued employment with the Company. The Company paid $1.2 million and $100,000 in fiscal 2006 and 2005, respectively, under these arrangements and recorded the disbursements as compensation expense when earned.

The Company allocated the purchase price based upon the fair value of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been allocated to the identified intangible assets in accordance with the requirements of SFAS 141 and SFAS 142, Goodwill and Other Intangible Assets.  The following is the final allocation of the purchase consideration (in thousands):

Net tangible assets	$1,351
Intangible assets	$14,421

Total purchase consideration	$15,772

The total purchase price of $15.8 million consists of the following: (1) $3.7 million was allocated to purchased technology that will be amortized over its estimated useful life of five years: (2) approximately $100,000 was allocated to customer relationship and customer backlog that was amortized over 3 months to one year; (3) $1.3 million was recorded for net tangible assets acquired; and (4) $10.7 million was allocated to goodwill.

Under the terms of the definitive agreement, the purchase consideration consisted of cash and stock options assumed. Part of the purchase consideration was allocated to deferred stock-based compensation as unearned stock-based compensation cost. The unearned stock-based compensation cost represents the fair value of assumed options to purchase SonicWall common stock issued, less the intrinsic value of the Lasso’s unvested options applicable to the remaining vesting period. Deferred stock-based compensation cost is amortized as stock-based compensation related to acquisitions over the remaining respective vesting periods. The unamortized balance for deferred stock-based compensation is reflected as a reduction to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity.

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

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Financial Instruments:

Our investment portfolio consists of both corporate and government securities. All marketable securities are classified as available-for-sale and are summarized as follows (in thousands):

	Year Ended December 31, 2006
		Gross	Gross
		Unrealized	Unrealized
	Fair Value	Gains	(losses)	Book Value

Marketable securities
Corporate debt securities	$194,432	—	$(989)	$195,421
U.S. government securities	13,846	—	(197)	14,043
Municipal bonds and notes	973	—	(11)	984

Total marketable securities	$209,251	$—	$(1,197)	$210,448

	Year Ended December 31, 2005
		Gross	Gross
		Unrealized	Unrealized
	Fair Value	Gains	(Losses)	Book Value

Marketable securities
Corporate debt securities	$164,517	$80	$(979)	$165,416
U.S. government securities	32,401	—	(444)	32,845
Municipal bonds and notes	931	—	(24)	955

Total marketable securities	$197,849	$80	$(1,447)	$199,216

As of December 31, 2006, the Company had approximately 68 investments that were in an unrealized loss position. The gross unrealized losses related to fixed income securities were primarily due to changes in interest rates and bond yields. The longer the duration of these securities, the more susceptible they are to changes in the market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. The Company’s management has determined that the gross unrealized losses on its investment securities at December 31, 2006 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company’s fixed income securities are rated investment grade or better.

The following tables provide the breakdown of the investments with unrealized losses at December 31, 2006 and 2005 (in thousands):

	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
December 31, 2006	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)

Marketable securities
Corporate debt securities	$84,675	$(738)	$44,096	$(251)	$128,771	$(989)
U.S. government securities	5,551	(9)	6,266	(187)	11,817	(196)
Municipal bonds and notes	—	—	973	(12)	973	(12)

Total marketable securities	$90,226	$(747)	$51,335	$(450)	$141,561	$(1,197)

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
December 31, 2005	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)

Marketable securities
Corporate debt securities	$25,181	$(189)	$51,301	$(790)	$76,482	$(979)
U.S. government securities	10,703	(332)	21,698	(112)	32,401	(444)
Municipal bonds and notes	—	—	931	(24)	931	(24)

Total marketable securities	$35,884	$(521)	$73,930	$(926)	$109,814	$(1,447)

The estimated fair value of short-term investments classified by date of maturity as December 31, 2006 is as follows (in thousands):

Maturity	2006

Due within one year	$100,732
Due between one and five years	21,892
Due between five and ten years	7,893
Due after 10 years(1)	78,734

Total short-term investments	$209,251

Note:

(1)	Represents auction rate securities of $22.2 million that have re-auction periods of 90 days or less but whose underlying agreements have original maturities of more than 90 days and asset backed securities of $56.5 million.

Note 6 — Restructuring Charges:

2006 Restructuring Plan

During the first quarter of fiscal 2006, the Company commenced the implementation of a 2006 restructuring plan associated primarily with the integration of companies acquired during the fourth quarter of 2005 and the first quarter of 2006 as well as other employee reductions for the purpose of better integration and alignment of Company functions. The restructuring activities were recorded in accordance with Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) and Statement of Financial Accounting No. 112, Employees’ Accounting for Postemployment Benefits (SFAS 112). Accordingly, the Company recorded $1.4 million in restructuring expenses related to costs associated with workforce reduction across multiple geographic regions and functions. Furthermore, the Company recorded additional restructuring costs of $835,000 in connection with the integration of acquired businesses. The additional restructuring costs were charged to goodwill and consisted primarily of severance costs of $553,000 and excess facility costs of $282,000 related to a lease commitment for space no longer needed. As of December 31, 2006 the Company has no remaining liability relating to the restructuring.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth an analysis of the components of all restructuring plans and the payments made for the plans from December 31, 2005 to December 31, 2006 (in thousands):

	Employee
	Severance
	Benefits	Facility Costs	Total

Accrual balance at December 31, 2005	$—	$(7)	$(7)
Restructuring charges incurred	1,409	—	1,409
Amount charged to goodwill	553	282	835
Cash payments	(1,962)	(275)	(2,237)

Accrual balance at December 31, 2006	$—	$—	$—

In 2004, the Company recorded a reversal of restructuring charges of $171,000 related to the 2003 and 2002 restructuring plans. The reversal consisted of additional charges under the 2003 restructuring plan of $5,000 for properties vacated in connection with facilities consolidation, offset by the reversal of a $42,000 severance accrual for employees who have remained with the Company and additional charges related to the 2002 plan consisting of $21,000 for properties vacated in connection with facilities consolidation, offset by a $155,000 reversal for a favorable lease modification related to properties vacated in connection with facilities consolidation.

Note 7 — Shareholders’ Equity:

1999 Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount. Each offering period is for one year and consists of two six-month purchase periods. Offering periods begin on August 1 and February 1. The purchase price for shares of common stock under the 1999 ESPP is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or the last day of each purchase period.

The total shares currently reserved for issuance under the 1999 ESPP is 2,525,000 shares. For the years ended December 31, 2006, 2005, and 2004, the Company issued approximately 414,000, 328,000, and 388,000 shares, respectively, under the 1999 ESPP. At December 31, 2006, 567,186 shares were available for future issuance under the 1999 ESPP. The weighted average purchase price of the shares issued under the 1999 ESPP in 2006, 2005, and 2004 was $5.18, $4.94, and $4.43 per share, respectively. The weighted average fair value of shares issued under the 1999 ESPP was $1.78, $1.90, and $2.38 per share, respectively, for 2006, 2005, and 2004.

Stock Option Plans

The Company’s Stock Option Plans (the “Plans”), as amended, authorize the Board of Directors to grant incentive stock options and nonstatutory stock options to employees, directors and consultants to purchase up to a total of 36,290,430 shares of the Company’s common stock. Under the Plans, incentive stock options are granted at an exercise price that is not to be less than 100% of the fair market value of the Company’s common stock on the date of grant, as determined by the Company’s Board of Directors. Nonqualified stock options are granted at a price that is not to be less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Generally, options granted under the Plans are exercisable for a period of ten years after the date of grant, and vest over four years

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes option activity under the stock option plans:

		Options Outstanding
	Options		Weighted
	Available	Number	Average Exercise
	for Grant	Outstanding	Price per Share

Balance at December 31, 2003	1,391,802	14,556,952	$6.22
Authorized	2,744,520	—	—
Granted	(3,793,070)	3,793,070	$6.09
Exercised	—	(2,805,521)	$4.35
Canceled	1,617,149	(1,989,789)	$9.79

Balance at December 31, 2004	1,960,401	13,554,712	$6.05
Authorized	2,744,922	—	—
Options assumed related to acquisition	—	59,589	$0.30
Granted	(5,925,524)	5,925,524	$6.77
Exercised	—	(1,072,878)	$4.38
Canceled	1,567,766	(1,643,509)	$6.98

Balance at December 31, 2005	347,565	16,823,438	$6.33
Authorized	2,601,046	—	—
Options assumed related to acquisition	—	76,848	$1.46
Granted	(3,726,000)	3,726,000	$8.63
Exercised	—	(2,362,576)	$5.98
Canceled	1,568,952	(1,606,190)	$6.62

Balance at December 31, 2006	791,563	16,657,520	$6.85

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2006:

	Options Outstanding				Option Exercisable
		Weighted
		Average	Weighted			Weighted
		Remaining	Average			Average
		Contractual	Exercise	Aggregate		Exercise	Aggregate
Range of Exercise	Number	Life	Price per	Intrinsic	Number	Price per	Intrinsic
Prices	Outstanding	(in Years)	Share	Value	Exercisable	Share	Value

$ 0.30 - $ 0.39	33,484	7.7	$0.30	$271,755	20,605	$0.31	$167,178
$ 0.63 - $ 0.94	4,656	1.8	0.93	34,889	1,755	0.93	13,140
$ 1.41 - $ 1.42	39,006	3.3	1.41	273,391	14,807	1.41	103,756
$ 2.87 - $ 4.28	3,169,886	6.1	3.44	15,799,712	2,975,319	3.43	14,838,998
$ 4.93 - $ 7.34	5,213,616	7.4	5.89	13,180,017	2,723,596	5.79	7,155,610
$ 7.47 - $10.75	7,925,262	8.7	8.17	3,805,676	2,173,610	7.83	1,468,882
$11.26 - $16.49	48,610	3.9	13.52	—	48,610	13.52	—
$17.03 - $18.79	103,000	4.6	17.94	—	103,000	17.94	—
$29.75 - $29.75	20,000	3.4	29.75	—	20,000	29.75	—
$45.56 - $45.57	100,000	3.5	45.56	—	100,000	45.56	—

Total	16,657,520	7.7	$6.85	$33,365,440	8,181,302	$6.20	$23,747,564

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $8.42 as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2006 was 7.7 million.

The weighted average grant-date fair value of options granted for the year ended December 31, 2006, 2005, and 2004 was $3.07, $2.92, and $3.95 per share, respectively. The total fair value of shares vested during the year-ended December 31, 2006 was $13.0 million. The total intrinsic value of options exercised during the year-ended December 31, 2006 was $8.5 million. The total cash received from employees as a result of employee stock option exercises and employee stock purchase plan during the year ended December 31, 2006 was $16.2 million. In connection with these exercises, there was a tax benefit of $623,000 realized by the Company due to the Company’s current tax position. The weighted average remaining contractual term for options exercisable at December 31, 2006 was 6.7 years. The Company issues new shares of common stock upon exercise of stock options. The total compensation cost (gross) related to non-vested awards not yet recognized at December 31, 2006 was $25.0 million and the weighted-average period over which the total compensation cost related to non-vested awards not yet recognized is expected to be recognized over 2.69 years.

The Company has assumed certain option plans in connection with business combinations. Generally, the options granted under these plans have terms similar to the Company’s own options. The exercise prices of such options have been adjusted to reflect the relative exchange ratios.

The assumptions used to estimate the fair value of stock options granted under the Company’s Stock Option Plans and stock purchase rights granted under the Employee Stock Purchase Plan for the year ended December 31, 2006, 2005 and 2004 are as follows:

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2006	2005	2004

Expected volatility	42.38% to 48.35%	48% to 71%	89%
Risk-free interest rate	4.36% to 5.21%	3.46% to 4.43%	2.52% to 3.55%
Expected life	2.92 to 3.12 years	3.1 to 4 years	4 years
Dividend yield	0%	0%	0%

The fair value of purchase rights issued under the Employee Stock Purchase Plan was estimated using the following assumptions:

	2006	2005	2004

Expected volatility	32.1% to 44.7%	60%	60%
Risk-free interest rate	3.65% to 5.27%	1.00% to 2.77%	1.00% to 1.73%
Expected life	0.5 year to 1 year	0.5 year	0.5 year
Dividend yield	0%	0%	0%

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

Expected Volatility:  The Company used a combination of historical and implied volatility (“blended volatility”) in deriving its expected volatility assumption as allowed under SFAS 123R and SAB 107. Implied volatility was derived based on traded options on the Company’s common stock with a minimum term of six

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months. Prior to January 1, 2006, the Company used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The selection of the blended volatility approach was based upon the availability of traded options on SonicWALL’s stock and the Company’s assessment that blended volatility is more representative of future stock price trends than historical volatility alone. In calculating blended volatility, historical and implied volatility were weighted equally.

Risk-Free Interest Rate:  The risk-free interest rate is based on the market yield currently available on U.S. Treasury securities with an equivalent remaining term.

Expected Term:  The Company’s expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its share-based awards.

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

During the fourth quarter of fiscal 2004, the Company repurchased and retired 3.2 million shares of SonicWALL common stock at an average price of $6.08 per share for an aggregate purchase price of $19.4 million. During fiscal year 2005, the Company repurchased and retired 5.0 million shares of SonicWALL common stock at an average price of $6.05 per share for an aggregate purchase price of $30.2 million. During fiscal year 2006, the Company repurchased 2.4 million shares of SonicWALL common stock at an average price of $8.73 for an aggregate purchase price of $21.1 million. As of December 31, 2006, the remaining authorized amount for stock repurchase under this program is $29.3 million.

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

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Income Taxes:

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004

Current tax benefit (expense):
Federal	$(762)	$193	$39
State	(445)	(74)	(77)
Foreign	(79)	(268)	(263)

	(1,286)	(149)	(301)

Deferred tax expense:
Federal	(6,920)	(885)	—
State	—	—	—

	(6,920)	(885)	—

	$(8,206)	$(1,034)	$(301)

As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves determining the Company’s income tax benefit (expense) together with calculating the deferred income tax benefit (expense) related to temporary differences resulting from differing treatment of items, such as deferred revenue or deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered through the generation of future taxable income.

As of December 31, 2006, the Company has a full valuation allowance against its net deferred tax assets because the Company determined that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future due to historical operating losses.

Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$16,714	$13,789
Inventory reserves	520	419
Deferred revenue	3,591	2,095
Tax credits	8,260	6,404
Share-based compensation	2,101	—
Other reserves and accruals	8,079	6,172

Total deferred tax assets	39,265	28,879
Valuation allowance	(36,345)	(24,813)

Net deferred tax assets	$2,920	$4,066

Deferred tax liabilities:
Intangible assets	$(2,920)	$(4,066)

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, the Company has net operating loss carryforwards of approximately $39.9 million to offset future federal taxable income, which expire at various dates through the year 2025. This amount includes approximately $9.6 million and $28.5 million of net operating loss carry forwards from the acquisition of Phobos and MailFrontier. As a result of SFAS 123R, the Company’s deferred tax assets at December 31, 2006 and 2005 do not include $45.3 million and $38.2 million of excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carryovers. While SFAS 123R applies for periods after December 31, 2005, the Company’s deferred taxes and the valuation allowance as of December 31, 2005 have been adjusted to conform to the 2006 presentation. Equity will be increased by $45.3 million if and when such excess tax benefits are ultimately realized. The deferred income tax assets for excess tax benefits had a full valuation allowance against them in prior years. FAS 123R prohibits recognition of a deferred income tax asset for an excess tax benefit that has not been realized through a reduction in income taxes payable. The company has netted the deferred income tax assets for net operating losses and the related valuation allowance for the excess tax determined under APB25.

The net deferred tax assets related to the acquired companies, approximately $10.8 million as of December 31, 2006, if and when realized, will be used to reduce the amount of goodwill and intangibles recorded at the date of acquisition. Valuation allowances have been recorded for this portion of these deferred tax assets as a result of the uncertainties regarding realization of the assets based upon the limitation on the use of the net operating losses in the future. In fiscal year 2006, the Company utilized $6.9 million of the deferred tax assets related to the acquired companies resulting in a reduction in goodwill. The Company’s overall change in valuation allowance was $1.9 million, $3.2 million, and $10.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

The Company’s effective tax rate on income (loss) differs from the U.S. Federal statutory regular tax rate (benefit) as follows:

	Year Ended December 31,
	2006	2005	2004

Federal statutory rate (benefit)	(35)%	35%	(35)%
State taxes, net of federal benefit	(4)	4	(4)
Deferred compensation charge	—	—	1,532
Share-based compensation	100	—	—
Tax credits	(59)	(2)	(922)
Change in valuation allowance	283	(18)	2,244
Other	37	(5)	(314)

	322%	14%	2501%

Undistributed earnings of the Company’s foreign subsidiaries of approximately $1.7 million at December 31, 2006, are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s income (loss) before income taxes was earned in the following jurisdictions (in thousands):

	Year Ended December 31,
	2006	2005	2004

Domestic	$(2,191)	$6,479	$(822)
Foreign	(356)	831	810

Total	$(2,547)	$7,310	$(12)

Note 9 — Segment Reporting:

The Company adopted Statement of Financial Accounting Standard No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 requires publicly held companies to report financial and other information about key revenue segments of the entity for which such information is available and is utilized by the chief operating decision maker. The Company conducts its business within one business segment. The Company has determined that the Chief Operating Decision Maker (CODM) is the Chief Executive Officer (CEO). The CODM allocates resources and assesses the performance of the Company as a whole by functional area.

Revenue by geographic region, based on ship-to address, is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

United States	$120,405	$90,432	$83,757
All other countries	55,133	44,892	41,892

Total	$175,538	$135,324	$125,649

Long-lived assets, which consist primarily of property and equipment, by geographic region based on the location of the asset are presented as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

United States	$3,997	$2,679	$3,381
All other countries	838	313	386

Total	$4,835	$2,992	$3,767

The following three customers accounted for 10% or more of the Company’s revenue:

Customers	2006	2005	2004

Alternative Technology	18%	13%	7%
Tech Data	18%	21%	21%
Ingram Micro	17%	18%	17%

Revenue derived from Alternative Technology, Tech Data and Ingram Micro are solely in the Americas. No other customer represented more than 10% of our sales in those years.

Note 10 — Commitments and Contingencies:

The Company’s corporate headquarters and executive offices are located in approximately 86,000 square feet of office space in Sunnyvale, California under a lease that expires in September 2009. The lease provides for one five year renewal option. Additional sales and support offices are leased worldwide under leases that expire at various dates ranging from 2005 to 2008. Rent expense for the Company was approximately $1.2 million, $1.1 million, and $1.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 19, 2006, the Company entered into a lease agreement to lease approximately 19,000 square feet of office space in Pune, India to carry out certain technical support activities. The lease term is for a period of ten years commencing on February 2007 and requires a lock in period of 3 years, after which either party to the contract can terminate the lease with notice duly given.

Future annual minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year as of December 31, 2006 were as follows (in thousands):

Year Ending
December 31,

2007	706
2008	1,138
2009	998
2010	663
2011	663

$4,168

Purchase commitments

The Company outsources its manufacturing function to third party contract manufacturers, and at December 31, 2006 it has purchase obligations totaling $12.3 million. Of this amount, $9.7 million cannot be cancelled and is payable within one year. The Company is contingently liable for any inventory owned by a contract manufacturer that becomes excess and obsolete. As of December 31, 2006, $93,000 had been accrued for excess and obsolete inventory held by our contract manufacturers. In addition, as of December 31, 2006 in the normal course of business the Company had $1.7 million in non-cancelable purchase commitments.

Product warranties

The Company’s standard warranty period for hardware is one to two years and includes repair or replacement obligations for units with product defects. The Company’s software products carry a 90-day warranty and include technical assistance, insignificant bug fixes and feature updates. The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates. If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required. However, the Company concluded that no adjustment to pre- existing warranty accruals were necessary for the years ended December 31, 2006, 2005 or 2004, respectively. A reconciliation of the changes to the Company’s warranty accrual for the years ended December 31, 2006, 2005, and 2004 is as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Beginning balance	$790	$1,071	$1,290
Accruals for warranties issued	599	402	386
Settlements made during the period	(578)	(683)	(605)

Ending balance	$811	$790	$1,071

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees and Indemnification Agreements

The Company enters into standard indemnification agreements in its ordinary course of business. As part of its standard distribution agreements, the Company, indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products, software, or services. The indemnification agreements commence upon execution of the agreement and do not have specific terms. The maximum potential amount of future payments the Company could be required to make under these agreements is not limited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

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

The Company has entered into agreements with certain executives where the Company may be required to pay severance benefits up to 24 months of salary, bonuses and accelerate vesting of stock options in the event of termination of employment under certain circumstances, including a change of control. In 2006, the Company paid severance benefits to certain of its former executives in the amount of $232,500.

Legal Proceedings

On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Company’s claims. A tentative agreement has been reached with plaintiff’s counsel and the insurers for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. Papers formalizing the settlement among the plaintiffs, issuer defendants, including SonicWALL, and insurers were presented to the Court on September 14, 2004. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. On July 14, 2004, underwriter defendants filed with the Court a memorandum in opposition to plaintiff’s motion for preliminary approval of the settlement with defendant issuers and individuals. Plaintiffs and issuers subsequently filed papers with the Court in further support of the settlement and addressing issues raised in the underwriter’s opposition. On February 15, 2005 the Court granted preliminary approval of the settlement, subject to the parties fulfilling certain conditions. To

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

address the concerns raised by the Court, the parties submitted revised settlement documents that contained a more limited “bar order” that would not preclude claims by the underwriters for indemnification for an issuer pursuant to the IPO underwriting agreement. On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement. In December 2006, the Second Circuit Court of Appeals reversed the class certification decision of the District Court in six (6) focus cases. The District Court has agreed to stay all proceedings in the District Court, including discovery and the consideration of the Issuers’ settlement, pending a decision from the Second Circuit Court of Appeals on whether is will hear further argument on the class certification issue. If the settlement does not occur, and litigation against the Company continues, the Company believes it has a meritorious defense and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in the Company’s financial statements as of December 31, 2006.

On or about July 13, 2006, the parties in the matter of Watchguard Technologies (“Watchguard”) v. Michael Valentine and SonicWALL, filed in the United States District Court for the Northern District of Texas, No. 305CV0572K, executed a Settlement and General Release Agreement. On July 20, 2006, the Court approved the Order Granting Joint Stipulation of Dismissal with Prejudice of Complaint and Counterclaim in this matter. The Company and Watchguard each issued a press release announcing that the parties had conclusively resolved the lawsuit filed by Watchguard and the counterclaim filed in the same action by Mr. Valentine against Watchguard. The action has been resolved to the mutual satisfaction of the parties. No party to the lawsuit admitted or conceded any liability and each party expressly denied any liability. The terms of the resolution are confidential.

On March 13, 2006, eSoft, Inc. (“eSoft”) filed a complaint captioned eSoft, Inc. v. SonicWALL, Inc., No. 06-CV-00445, in the United States District Court for the District of Colorado. The Complaint alleges that the Company has willfully infringed, actively induced the infringement of and/or knowingly contributorily infringed U.S. Patent No. 6,961,773 (the “773 Patent”) and seeks (1) a judgment that the Company has willfully infringed, actively induced the infringement and/or knowingly contributorily infringed the patent, (2) the award of an unspecified amount of trebled damages, together with expenses, costs and attorneys’ fees and (3) permanent injunctive relief restraining and enjoining the Company from infringing the patent. At essentially the same time, eSoft filed complaints against five (5) other defendants alleging infringement of the 773 Patent. In response to a motion to re-examine filed with the patent office by two of the other defendants, the Company filed a motion to stay the proceedings in this case pending the results of the re-examination process. eSoft joined in that motion and, on February 12, 2007, the Court granted our motion for stay. The length of time that the stay will remain in effect is uncertain. As a result, no loss has been accrued in the Company’s financial statements as of December 31, 2006.

Additionally, the Company is party to routine litigation incident to its business. The Company believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial statements taken as a whole or its results of operations, financial position, and cash flows.

Note 11 — Employee Benefits:

Pension Plan

The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. The Company’s contribution to this plan is discretionary. For the year ended December 31, 2004, the Company did not make any contributions to the plan.

Effective January 1, 2005, the Company modified the terms of the defined contribution retirement plan to provide a discretionary matching contribution amount which is currently 50% of the employee contribution up to a maximum of $2,000 annually for each participant. All such employer contributions vest immediately. The Company has expensed approximately $615,000, and $471,000 during the year ended 2006 and 2005, respectively.

SONICWALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Compensation Plan

In June 2004, SonicWALL adopted a deferred compensation plan (DCP) to provide specified benefits to, and help retain, a select group of management and highly compensated employees and directors (Participants) who contribute materially to the Company’s continued growth, development, and future business success. Under the DCP, Participants may defer up to 80% of their salary and up to 100% of their annual bonus and commission. Each Participant’s deferral account is credited with an amount equal to the net investment return of one or more equity or bond funds selected by the Participant. Amounts in a Participant’s deferral account represent an unsecured claim against the Company’s assets and are paid, pursuant to the Participant’s election, in a lump-sum or in quarterly installments at a specified date during the officer’s employment or upon the Participant’s termination of employment with the Company. The Company pays for the insurance coverage provided under this plan, but does not make any contributions to this plan. At December 31, 2006, the trust assets and the corresponding deferred compensation liabilities were $2,567,000 and $2,633,000, respectively, and are included in other current assets and other current liabilities, respectively.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, with the participation of our Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Chief Accounting Officer (CAO), has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2006. Based on the evaluation, the CEO, CFO and CAO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006 for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The management, under the supervision and with the participation of its CEO, CFO, and CAO, assessed the effectiveness of our internal controls over financial reporting based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal finance organization and our retained internal audit organization. Based upon the assessment performed, the management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We review with the Audit Committee of the Board of Directors on a regular basis our assessment of our internal controls over financial reporting including the evaluation of any changes in our internal control over financial reporting environment to determine if material changes have occurred.

Armanino McKenna LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has also audited our management’s assessment of the effectiveness of our internal control over financial reporting and independently assessed the effectiveness of internal control over financial reporting as of December 31, 2006. Armanino McKenna LLP has issued an attestation report concurring with management’s assessment. This attestation report is included herein under Item 8.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2006, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d — 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

You will find information regarding our Directors and Executive Officers appearing under the headings “Proposal No. 1 — Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Other Matters” in the Proxy Statement which we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 15, 2006. We are incorporating the information contained in those sections of our Proxy Statement here by reference.

The Company maintains a set of Corporate Governance Principles, a Code of Ethics for Principle Executive Officers and Senior Financial Officers, and a Code of Conduct. Our Code of Conduct is applicable to all employees, including all officers, and including our independent directors. The full text of our Corporate Governance Principles, our Code of Ethics for Principle Executive Officers and Senior Financial Officers and our Code of Conduct are published on our corporate website www.sonicwall.com under the tab Corporate Governance.

ITEM 11.	Executive Compensation

You will find this information in the sections captioned “Compensation Discussion and Analysis,” “Report of the Compensation Committee”, “Executive Compensation”, and “Director Compensation” which will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 15, 2007. We are incorporating the information contained in those sections here by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

You will find this information in the section captioned “Security Ownership of Certain Beneficial Owners and Management”, and “Equity Compensation Plan Information” which will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 15, 2007. We are incorporating the information contained in that section here by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

You will find this information in the sections captioned “Certain Relationships and Related Transactions,” and “Corporate Governance and Other Matters” which will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 15, 2007. We are incorporating the information contained in those sections here by reference.

ITEM 14.	Principal Accounting Fees and Services

You will find this information in the sections captioned “Report of the Audit Committee” and Proposal 2- — Ratification of Selection of Independent Auditors” which will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 15, 2007. We are incorporating the information contained in those sections here by reference.

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

3. Exhibits —

Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 16, 2000, among Registrant, Pluto Acquisition Corp., Phobos Corporation, and GMS Capital Partners, L.P. (Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 000-27723) filed on November 27, 2000).
2.2	Amendment to Agreement and Plan of Merger dated as of November 6, 2000, by and among Registrant, Pluto Acquisition Corp., Phobos Corporation, and GMS Capital Partners, L.P. (Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 000-27723) filed on November 27, 2000).
2.3	Agreement and Plan of Merger and Reorganization, dated March 1, 2001, among Registrant, ITI Acquisition Corp., Ignyte Technology, Inc., and Jeff Stark. (Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-61168), filed on May 17, 2001).
2.4	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization by and among Registrant, ITI Acquisition Corp., Ignyte Technology, Inc., and Jeff Stark, dated as of March 6, 2001. (Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-61168), filed on May 17, 2001).
3.1	Registrant’s Amended and Restated Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
3.2	Registrant’s Bylaws, as amended December 12, 2003 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31,2005).
4.1	Registrant’s specimen common stock certificate (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.1	Registrant’s 1994 Stock Option Plan, as amended to date (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.2	Form of Stock Option Agreement for Registrant’s 1994 Stock Option Plan (Incorporated by reference to the Registrant’s Filing on Schedule TO (File No. 005-58485), filed on January 9, 2003).
10.3	Registrant’s 1998 Stock Option Plan, as amended to date (Incorporated by reference to the Registrant’s 2000 Definitive Proxy Statement (File No. 000-27723), which was filed on November 7, 2001).
10.4	Form of Stock Option Agreement for Registrant’s 1998 Stock Option Plan (Incorporated by reference to the Registrant’s Filing on Schedule TO (File No. 005-58485), filed on January 9, 2003).
10.5	Registrant’s 1999 Employee Stock Purchase Plan (Incorporated by reference to the Registrant’s 2003 Definitive Proxy Statement (File No. 000-27723), which was filed on November 5, 2003).
10.6	Form of Stock Option Agreement under Phobos Corporation 1998 Stock Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54976), filed on February 5, 2001).
10.7	Form of Stock Option Agreement under Phobos Corporation 1999 Stock Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54976), filed on February 5, 2001).
10.8	RedCreek Communications, Inc. 2001 Stock Option Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-81492), filed on January 28, 2002).

Number		Description

10.9		Employment agreement dated June 21, 2003 between Registrant and Kathleen Fisher (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2003).
10.10		Registrant’s Form of Individual Compensation Arrangements (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-81492), filed on January 28, 2002).
10.11		Form of Indemnification Agreement entered into by Registrant with each of its officers and directors (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2001, filed on November 14, 2001).
10.12		Loan and Security Agreement dated May 26, 1995 between Registrant and Comerica Bank (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10	.13++	Distribution Agreement dated February 9, 1999 between Registrant and Tech Data Product Management, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10	.14++	Distribution Agreement dated July 5, 1998 between Registrant and Sumitomo Metal Systems Development Co., Ltd. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10	.15++	Distribution Agreement dated November 11, 1992 between Registrant and Ingram Micro, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.16		Agreement of Sublease dated as of October 26, 1998 between Registrant and AMP Incorporated (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.17		Purchase Agreement dated September 28, 1999 between Registrant and Flash Electronics Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.18		Lease dated September 27, 1999 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.19		First Amendment to Lease dated May 2, 2001 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).
10.20		Second Amendment to Lease dated September 26, 2001 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).
10	.21++	OEM Hardware (with Software) License and Purchase Agreement effective as of May 29, 2001 between Registrant and Cisco Systems, Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).
10	.22++	Amendment Number One to OEM Hardware (with Software) License and Purchase Agreement dated June 25, 2002 between Registrant and Cisco Systems, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2002).
10.23		Employment agreement dated March 14, 2003 between Registrant and Matthew Medeiros (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 21, 2002.
10.24		Employment agreement dated August 11, 2003 between Registrant and Michael Stewart (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2003).
10.25		Employment agreement dated October 29, 2003 between Registrant and Robert Knauff (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2003).

Number		Description

10.26		Manufacturing and Purchase Agreement dated June 4, 2004 by and between Flash Electronics, Inc. and SonicWALL, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004).
10.27		Third Amendment to Lease executed on April 28, 2004 by and between AMB Property, L.P., as Landlord, and SonicWALL, Inc. as Tenant. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004).
10.28		Retention and Severance Agreement for Executive Officers dated April 20, 2004. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004).
10.29		SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).
10.30		SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).
10.31		SonicWALL, Inc. Matthew Medeiros Employment Agreement as amended and restated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).
10.32		SonicWALL, Inc Stock Option Agreement for Outside Directors dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).
10.33		SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).
10.34		Issuer Repurchase Plan Agreement dated November 29, 2004 between SonicWALL, Inc. and RBC Dain Rauscher Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2004).
10.35		Amended and Restated Issuer Repurchase Plan Agreement dated February 15, 2005 between SonicWALL, Inc. and RBC Dain Rauscher Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2004).
10.36		Agreement and Plan of Merger and Reorganization, dated November 18, 2005, by and among the Registrant, Spectrum Acquisition Corporation and Lasso Logic, Inc., et al. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2005).
10.37		Agreement and Plan of Merger, dated February 7, 2006, by and among the Registrant, Meridian Acquisition Corporation, MailFrontier, Inc., and Anne Bonaparte and Sonja Hoel, as the Representatives. (Filed on Form 8-K (File No. 0000950134-06-003922) dated February 28, 2007.
10	.38*	Lease dated December 19, 2006 between Registrant, as Tenant, and Kolte Patil Developers Limited, as Landlord.
10	.39*	Amended and Restated Issuer Repurchase Plan Agreement dated November 3, 2006 between SonicWALL, Inc. and RBC Dain Rauscher Inc.
10	.40*	SonicWALL, Inc. Employee Stock Purchase Plan, dated August 24, 1999, as amended August 1, 2006.
21		Subsidiaries (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).
23	.1*	Consent of Independent Registered Public Accounting Firm
23	.2*	Consent of Independent Registered Public Accounting Firm
31	.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number		Description

31	.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

++	Confidential treatment has been obtained or requested for portions of this exhibit. The omitted material has been separately filed with the Securities and Exchange Commission.

(b) Exhibits

See Item 15(a) (3) above.

(c) Financial Statement Schedules

See Item 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California. Date: March 14, 2007

SONICWALL, INC.

By:	/s/ Matthew Medeiros
Matthew Medeiros
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Medeiros Matthew Medeiros	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2007

/s/ Robert Selvi Robert Selvi	Chief Financial Officer (Principal Financial Officer)	March 14, 2007

/s/ Robert Knauff Robert Knauff	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2007

/s/ John C. Shoemaker John C. Shoemaker	Chairman of the Board of Directors	March 14, 2007

/s/ Charles Berger Charles Berger	Director	March 14, 2007

/s/ David W. Garrison David W. Garrison	Director	March 14, 2007

/s/ Keyur A. Patel Keyur A. Patel	Director	March 14, 2007

/s/ Charles Kissner Charles Kissner	Director	March 14, 2007

/s/ Edward F. Thompson Edward F. Thompson	Director	March 14, 2007

/s/ Cary Thompson Cary Thompson	Director	March 14, 2007

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at		Charged to	Deductions/	Balance
	Beginning of		Cost and	Write-off of	at End of
	Year	Other	Expenses	Accounts	Year
	(In thousands)

Year ended December 31, 2004
Allowance for doubtful accounts	$449	$—	$(104)	$(157)	$188
Inventory reserves	1,491	—	712	(1,026)	1,177
Year ended December 31, 2005
Allowance for doubtful accounts	188	—	27	(92)	123
Inventory reserves	1,177	—	171	(283)	1,065
Year ended December 31, 2006
Allowance for doubtful accounts	123	—	53	(24)	152
Inventory reserves	1,065	—	742	(506)	1,301

EXHIBIT INDEX

Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 16, 2000, among Registrant, Pluto Acquisition Corp., Phobos Corporation, and GMS Capital Partners, L.P. (Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 000-27723) filed on November 27, 2000).
2.2	Amendment to Agreement and Plan of Merger dated as of November 6, 2000, by and among Registrant, Pluto Acquisition Corp., Phobos Corporation, and GMS Capital Partners, L.P. (Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 000-27723) filed on November 27, 2000).
2.3	Agreement and Plan of Merger and Reorganization, dated March 1, 2001, among Registrant, ITI Acquisition Corp., Ignyte Technology, Inc., and Jeff Stark. (Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-61168), filed on May 17, 2001).
2.4	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization by and among Registrant, ITI Acquisition Corp., Ignyte Technology, Inc., and Jeff Stark, dated as of March 6, 2001. (Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-61168), filed on May 17, 2001).
3.1	Registrant’s Amended and Restated Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
3.2	Registrant’s Bylaws, as amended December 12, 2003 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2005).
4.1	Registrant’s specimen common stock certificate (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.1	Registrant’s 1994 Stock Option Plan, as amended to date (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.2	Form of Stock Option Agreement for Registrant’s 1994 Stock Option Plan (Incorporated by reference to the Registrant’s Filing on Schedule TO (File No. 005-58485), filed on January 9, 2003).
10.3	Registrant’s 1998 Stock Option Plan, as amended to date (Incorporated by reference to the Registrant’s 2000 Definitive Proxy Statement (File No. 000-27723), which was filed on November 7, 2001).
10.4	Form of Stock Option Agreement for Registrant’s 1998 Stock Option Plan (Incorporated by reference to the Registrant’s Filing on Schedule TO (File No. 005-58485), filed on January 9, 2003).
10.5	Registrant’s 1999 Employee Stock Purchase Plan (Incorporated by reference to the Registrant’s 2003 Definitive Proxy Statement (File No. 000-27723), which was filed on November 5, 2003).
10.6	Form of Stock Option Agreement under Phobos Corporation 1998 Stock Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54976), filed on February 5, 2001).
10.7	Form of Stock Option Agreement under Phobos Corporation 1999 Stock Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54976), filed on February 5, 2001).
10.8	RedCreek Communications, Inc. 2001 Stock Option Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-81492), filed on January 28, 2002).
10.9	Employment agreement dated June 21, 2003 between Registrant and Kathleen Fisher (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2003).
10.10	Registrant’s Form of Individual Compensation Arrangements (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-81492), filed on January 28, 2002).
10.11	Form of Indemnification Agreement entered into by Registrant with each of its officers and directors (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2001, filed on November 14, 2001).
10.12	Loan and Security Agreement dated May 26, 1995 between Registrant and Comerica Bank (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

Number		Description

10	.13++	Distribution Agreement dated February 9, 1999 between Registrant and Tech Data Product Management, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10	.14++	Distribution Agreement dated July 5, 1998 between Registrant and Sumitomo Metal Systems Development Co., Ltd. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10	.15++	Distribution Agreement dated November 11, 1992 between Registrant and Ingram Micro, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.16		Agreement of Sublease dated as of October 26, 1998 between Registrant and AMP Incorporated (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.17		Purchase Agreement dated September 28, 1999 between Registrant and Flash Electronics Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.18		Lease dated September 27, 1999 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).
10.19		First Amendment to Lease dated May 2, 2001 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).
10.20		Second Amendment to Lease dated September 26, 2001 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).
10	.21++	OEM Hardware (with Software) License and Purchase Agreement effective as of May 29, 2001 between Registrant and Cisco Systems, Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).
10	.22++	Amendment Number One to OEM Hardware (with Software) License and Purchase Agreement dated June 25, 2002 between Registrant and Cisco Systems, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2002).
10.23		Employment agreement dated March 14, 2003 between Registrant and Matthew Medeiros (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 21, 2002.
10.24		Employment agreement dated August 11, 2003 between Registrant and Michael Stewart (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2003).
10.25		Employment agreement dated October 29, 2003 between Registrant and Robert Knauff (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2003).
10.26		Manufacturing and Purchase Agreement dated June 4, 2004 by and between Flash Electronics, Inc. and SonicWALL, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004).
10.27		Third Amendment to Lease executed on April 28, 2004 by and between AMB Property, L.P., as Landlord, and SonicWALL, Inc. as Tenant. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004).
10.28		Retention and Severance Agreement for Executive Officers dated April 20, 2004. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004).
10.29		SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).
10.30		SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).

Number		Description

10.31		SonicWALL, Inc. Matthew Medeiros Employment Agreement as amended and restated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).
10.32		SonicWALL, Inc Stock Option Agreement for Outside Directors dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).
10.33		SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).
10.34		Issuer Repurchase Plan Agreement dated November 29, 2004 between SonicWALL, Inc. and RBC Dain Rauscher Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2004).
10.35		Amended and Restated Issuer Repurchase Plan Agreement dated February 15, 2005 between SonicWALL, Inc. and RBC Dain Rauscher Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2004).
10.36		Agreement and Plan of Merger and Reorganization, dated November 18, 2005, by and among the Registrant, Spectrum Acquisition Corporation and Lasso Logic, Inc., et al. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2005).
10.37		Agreement and Plan of Merger, dated February 7, 2006, by and among the Registrant, Meridian Acquisition Corporation, MailFrontier, Inc., and Anne Bonaparte and Sonja Hoel, as the Representatives. (Filed on Form 8-K (File No. 0000950134-06-003922) dated February 28, 2007.
10	.38*	Lease dated December 19, 2006 between Registrant, as Tenant, and Kolte Patil Developers Limited, as Landlord.
10	.39*	Amended and Restated Issuer Repurchase Plan Agreement dated November 3, 2006 between SonicWALL, Inc. and RBC Dain Rauscher Inc.
10	.40*	SonicWALL, Inc. Employee Stock Purchase Plan, dated August 24, 1999, as amended August 1, 2006.
21		Subsidiaries (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).
23	.1*	Consent of Independent Registered Public Accounting Firm
23	.2*	Consent of Independent Registered Public Accounting Firm
31	.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

++	Confidential treatment has been obtained or requested for portions of this exhibit. The omitted material has been separately filed with the Securities and Exchange Commission.

(b) Exhibits

See Item 15(a) (3) above.

(c) Financial Statement Schedules

See Item 15(a) (2) above.