Form 10-Q
period 2007-03-31
SONICWALL INC
filed 2007-05-04
CIK 1093885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2007
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at April 30, 2007

Common Stock, no par value	64,705,911 Shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SONICWALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006 (1)
	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$26,373	$25,927
Short-term investments	213,503	209,251
Accounts receivable, net	21,032	23,205
Inventories	4,212	5,210
Prepaid expenses and other current assets	12,383	10,888

Total current assets	277,503	274,481

Property and equipment, net	4,655	4,085
Goodwill	130,399	130,399
Purchased intangibles and other assets, net	6,786	7,326

Total assets	$419,343	$416,291

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,174	$6,677
Accrued payroll and related benefits	10,237	13,593
Other accrued liabilities	9,876	9,900
Deferred revenue	65,286	61,622
Income taxes payable	1,242	162

Total current liabilities	94,815	91,954

Deferred revenue, non current	7,143	6,269

Total liabilities	101,958	98,223

Shareholders’ Equity:
Common stock, no par value	452,062	453,409
Accumulated other comprehensive loss, net	(935)	(1,197)
Accumulated deficit	(133,742)	(134,144)

Total shareholders’ equity	317,385	318,068

Total liabilities and shareholders’ equity	$419,343	$416,291

(1)	Amounts as of December 31, 2006 have been derived from the audited financial statements as of the same date.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except per share data)
	(Unaudited)
Revenue:
Product	$22,677	$21,084
License and service	22,458	18,739

Total revenue	45,135	39,823
Cost of revenue:
Product	9,212	8,896
License and service	3,195	2,488
Amortization of purchased technology	409	1,365

Total cost of revenue	12,816	12,749

Gross profit	32,319	27,074

Operating expenses:
Research and development	9,016	8,330
Sales and marketing	17,319	17,827
General and administrative	5,283	4,814
Amortization of purchased intangible assets	55	801
Restructuring charges	—	1,392
In-process research and development	—	1,580

Total operating expenses	31,673	34,744

Income (loss) from operations	646	(7,670)

Interest income and other expense, net	2,818	2,166

Income (loss) before income taxes	3,464	(5,504)
Provision for income taxes	(1,167)	(76)

Net income (loss)	$2,297	$(5,580)

Net income (loss) per share:
Basic	$0.04	$(0.09)

Diluted	$0.03	$(0.09)

Shares used in computing net income (loss) per share:
Basic	65,336	64,828
Diluted	67,815	64,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$2,297	$(5,580)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,062	2,625
Adjustment of goodwill	—	(93)
In process research and development	—	1,580
Share-based compensation expense related to employee stock options and ESPP	3,739	2,560
Change in allowance for doubtful accounts and others	(83)	80
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	2,256	1,404
Inventories	998	(61)
Prepaid expenses and other current assets	(1,766)	(1,492)
Other assets	76	52
Accounts payable	1,497	(97)
Accrued payroll and related benefits	(3,356)	(669)
Accrued restructuring	—	827
Other accrued liabilities	(24)	4,691
Deferred revenue	4,539	4,830
Income taxes payable	991	(350)

Net cash provided by operating activities	12,226	10,307

Cash flows from investing activities:
Purchase of property and equipment	(1,169)	(1,144)
Cash paid for acquisitions, net of cash acquired	—	(29,545)
Change in restricted cash in escrow	270	(4,598)
Maturity and sale of short-term investments	62,626	61,526
Purchase of short-term investments	(66,614)	(38,470)

Net cash used in investing activities	(4,887)	(12,231)

Cash flows from financing activities:
Issuance of common stock under employee stock options and purchase plans	2,819	1,337
Repurchase of common stock	(9,712)	(7,036)

Net cash used in financing activities	(6,893)	(5,699)

Net increase (decrease) in cash and cash equivalents	446	(7,623)
Cash and cash equivalents at beginning of period	25,927	42,593

Cash and cash equivalents at end of period	$26,373	$34,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Other		Total
	Common Stock		Comprehensive	Accumulated	Shareholders’
Three Months Ended March 31, 2006	Shares	Amount	Income	Deficit	Equity
Balance at December 31, 2005	65,026,138	440,172	(1,367)	(118,635)	320,170
Issuance of common stock upon exercise of stock options	80,912	463			463
Issuance of common stock in connection with ESPP	178,839	874			874
Stock options assumed in connection with acquisition		109			109
Share-based compensation		2,560			2,560
Repurchase of common stock	(1,023,000)	(6,929)		(107)	(7,036)
Comprehensive loss:
Change in unrealized loss on investment securities, net of taxes			(198)		(198)
Net loss				(5,580)	(5,580)

Total comprehensive loss					(5,778)

Balance at March 31, 2006	64,262,889	437,249	(1,565)	(124,322)	311,362

			Other		Total
	Common Stock		Comprehensive	Accumulated	Shareholders’
Three Months Ended March 31, 2007	Shares	Amount	Income	Deficit	Equity
Balance at December 31, 2006	65,385,629	453,409	(1,197)	(134,144)	318,068
Issuance of common stock upon exercise of stock options	226,394	1,366			1,366
Issuance of common stock in connection with the Employee Stock
Purchase Plan (ESPP)	206,362	1,453			1,453
Share-based compensation		3,739			3,739
Repurchase of common stock	(1,140,000)	(7,905)		(1,807)	(9,712)
Cumulative effect of adoption of FIN 48 (See Note 9)				(88)	(88)
Comprehensive income:
Change in unrealized loss on investment securities, net of taxes			262		262
Net income				2,297	2,297

Total comprehensive income					2,559

Balance at March 31, 2007	64,678,385	452,062	(935)	(133,742)	317,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. CONSOLIDATED FINANCIAL STATEMENTS
     The accompanying condensed consolidated financial statements prepared by SonicWALL, Inc. (the “Company”), are unaudited and reflect all adjustments which are normal, recurring and, in the opinion of management, necessary for a fair statement of the financial position and the results of operations of the Company for the interim periods presented. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The condensed consolidated statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006, as set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2007.
2. CONSOLIDATION
     The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
3. CRITICAL ACCOUNTING POLICIES
     There have been no material changes to any of the Company’s critical accounting policies and critical accounting estimates as disclosed in its annual report on From 10-K for the year ended December 31, 2006.
4. GOODWILL and PURCHASED INTANGIBLES
     Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, requires that goodwill and certain intangible assets with an indefinite useful life be reviewed for impairment on an annual basis. In addition, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The Company will periodically evaluate if there are any events or indicators that would require an impairment assessment of the carrying value of the goodwill between each annual impairment assessment. For the three month period ended March 31, 2007, no indicators of goodwill impairment were identified. The Company has elected to perform its annual impairment analysis during the fourth quarter of each year.
     Intangible assets consist of the following (in thousands):

	Weighted	March 31, 2007			December 31, 2006
	Average	Gross
	Amortization	Carrying	Accumulated		Gross Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net

Purchased technology	68 months	$34,471	$(28,981)	$5,490	$34,471	$(28,573)	$5,898
Non-compete agreements	36 months	7,249	(7,144)	105	7,249	(7,115)	134
Customer base	69 months	18,770	(18,254)	516	18,770	(18,227)	543

Total intangibles		$60,490	$(54,379)	$6,111	$60,490	$(53,915)	$6,575

     Estimated future intangible amortization expense to be included in both cost of revenue and operating expense is as follows (in thousands):

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

	Cost of	Operating
Fiscal Year	Revenue	Expense
2007 (second, third and fourth quarter)	$1,226	$165
2008	1,635	124
2009	1,635	105
2010	993	105
2011	—	105
Thereafter	—	18

Total	$5,489	$622

5. NET INCOME (LOSS) PER SHARE
     The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net income (loss)	$2,297	$(5,580)
Denominator:

Weighted average shares used to compute basic EPS	65,336	64,828
Effect of dilutive securities:
Dilutive common stock equivalents	2,479	—

Weighted average shares used to compute diluted EPS	67,815	64,828

Net income (loss) per share:
Basic	$0.04	$(0.09)

Diluted	$0.03	$(0.09)

     For the three month period ended March 31, 2007, potentially dilutive securities of approximately 5.6 million shares consisting of options with a weighted average exercise price of $9.86, have not been considered in the computation of net income per share as these options’ exercise prices were greater than the average market price of common shares for the period.
     For the three month period ended March 31, 2006, potentially dilutive securities of approximately 6.1 million shares consisting of options with a weighted average exercise price of $8.62, have not been considered in the computation of net income per share as these options’ exercise prices were greater than the average market price of common shares for the period. In addition, 2.6 million potentially dilutive shares were excluded in the computation of net loss per share because of our net loss position in the first quarter of 2006.
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

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
7. RESTRUCTURING CHARGES
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
8. COMMITMENTS AND CONTINGENCIES
  Lease Commitments
     The Company’s corporate headquarters and executive offices are located in approximately 86,000 square feet of office space in Sunnyvale, California under a lease that expires in September 2009. The lease provides for one five year renewal option. The Company also leases approximately 19,000 square feet of office space in Pune, India to carry out certain technical support activities. The lease term is for a period of ten years commencing on February 2007 and requires a lock in period of 3 years, after which either party to the contract can terminate the lease with notice duly given. Additional sales and support offices are leased worldwide under leases that expire at various dates ranging from 2007 to 2017.
     Future minimum lease commitments at March 31, 2007 under all non-cancelable operating leases with an initial term in excess of one year were as follows (in thousands):

2007 (second, third, and fourth quarter)	$855
2008	1,146
2009	997
2010	662
2011	662

$4,322

   Purchase Commitments
     The Company outsources its manufacturing function to third party contract manufacturers, and as of March 31, 2007 it had purchase obligations totaling $18.1 million. Of this amount, $16.7 million cannot be cancelled. The Company is contingently liable for any inventory owned by a contract manufacturer that becomes excess and obsolete. As of March 31, 2007, $117,000 had been accrued for excess and obsolete inventory. In addition, in the normal course of business the Company had $1.6 million in other non-cancelable purchase commitments.
   Product Warranties
     The Company’s standard warranty period for hardware is one to two years and includes repair or replacement obligations for units with product defects. The Company’s software products carry a 90-day warranty and include technical assistance, bug fixes and feature updates. The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates. If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required. The Company concluded that no adjustment to pre-existing warranty accruals were necessary in the three month periods ended March 31, 2007 and 2006. A reconciliation of the changes to the Company’s warranty accrual as of March 31, 2007 and 2006 is as follows (in thousands):

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Beginning balance	$811	$800
Accruals for warranties issued	112	511
Settlements made during the period	(174)	(172)

Ending balance	$749	$1,139

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
  Legal Proceedings
     On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Company’s claims. A tentative agreement has been reached with plaintiff’s counsel and the insurers for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. Papers formalizing the settlement among the plaintiffs, issuer defendants, including SonicWALL, and insurers were presented to the Court on September 14, 2004. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. On July 14, 2004, underwriter defendants filed with the Court a memorandum in opposition to plaintiff’s motion for preliminary approval of the settlement with

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
defendant issuers and individuals. Plaintiffs and issuers subsequently filed papers with the Court in further support of the settlement and addressing issues raised in the underwriter’s opposition. On February 15, 2005, the Court granted preliminary approval of the settlement, subject to the parties fulfilling certain conditions. To address the concerns raised by the Court, the parties submitted revised settlement documents that contained a more limited “bar order” that would not preclude claims by the underwriters for indemnification for an issuer pursuant to the IPO underwriting agreement. On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement. In December 2006, the Second Circuit Court of Appeals reversed the class certification decision of the District Court in six (6) focus cases. The Second Circuit Court of Appeals also denied rehearing. The District Court has stayed all proceedings in the District Court. No estimate can be made regarding how long the settlement will remain on hold following the Second Circuit Court of Appeals rulings concerning class certification. If the settlement does not occur, and litigation against the Company continues, the Company believes it has a meritorious defense and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in the Company’s financial statements as of March 31, 2007.
     On March 13, 2006, eSoft, Inc. (“eSoft”) filed a complaint captioned eSoft, Inc. v. SonicWALL, Inc., No. 06-CV-00445, in the United States District Court for the District of Colorado. The Complaint alleged that the Company has willfully infringed, actively induced the infringement of and/or knowingly contributorily infringed U.S. Patent No. 6,961,773 (the “773 Patent”) and sought (1) a judgment that the Company has willfully infringed, actively induced the infringement and/or knowingly contributorily infringed the patent, (2) the award of an unspecified amount of trebled damages, together with expenses, costs and attorneys’ fees and (3) permanent injunctive relief restraining and enjoining the Company from infringing the patent. At essentially the same time, eSoft filed complaints against five (5) other defendants alleging infringement of the 773 Patent. In response to a motion to re-examine filed with the patent office by defendants in two of the other cases, the Company filed a motion to stay proceedings pending the results of the re-examination process. eSoft joined in that motion and on February 12, 2007, the Court granted our motion for stay. The length of time that the stay will remain in effect is uncertain. As a result, no loss has been accrued in the Company’s financial statements as of March 31, 2007.
     Additionally, the Company is party to routine litigation incident to its business. The Company believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial statements taken as a whole or its results of operations, financial position, and cash flows.
9. INCOME TAXES
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109 (FAS 109) , “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties as a component of tax expense. As a result of the implementation of FIN 48, the Company recognized an $88,000 increase in liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.
     The Company has unrecognized tax benefits of approximately $2.7 million as of January 1, 2007, of which $2.7 million if recognized would result in a reduction of the Company’s effective tax rate. Interest and penalties are immaterial at the date of adoption and are included in the unrecognized tax benefits. The Company recorded an increase of its unrecognized tax benefits of approximately $12,000 as of March 31, 2007. The Company is subject to audit by the IRS and California Franchise Tax Board for all years since 2002.
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

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
     The Company has had a full valuation allowance against its net deferred tax assets for all periods presented because the Company determined that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future due to historical operating losses. The deferred tax assets related to the acquired companies, if and when realized, will reduce the amount of goodwill and intangibles recorded at the date of acquisition. Valuation allowances have been recorded for this portion of these deferred tax assets as a result of the uncertainties regarding realization of the assets based upon the limitation on the use of the net operation losses in the future. For the three month period ended March 31, 2007 the Company’s income before income taxes was earned in domestic and foreign jurisdictions.
10. SHAREHOLDER’S EQUITY
  1999 Employee Stock Purchase Plan
     The 1999 Employee Stock Purchase Plan (ESPP) is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount. Each offering period is for one year and consists of two six-month purchase periods. Offering periods begin on August 1 and February 1. The purchase price for shares of common stock under the 1999 ESPP is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or the last day of each purchase period.
     The total shares currently reserved for issuance under the 1999 ESPP is 2,525,000 shares. At March 31, 2007, 360,824 shares were available for future issuance under the 1999 ESPP.
   Stock Option Plans
     The Company’s Stock Option Plans (the “Option Plans”), as amended, authorize the Board of Directors to grant incentive stock options and nonstatutory stock options to employees, directors and consultants to purchase up to a total of 38,905,855 shares of the Company’s common stock. Under the Option Plans, incentive stock options are granted at an exercise price that is not to be less than 100% of the fair market value of the Company’s common stock on the date of grant, as determined by the Company’s Board of Directors. Nonqualified stock options are granted at a price that is not to be less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Generally, options granted under the Plans are exercisable for a period of ten years after the date of grant, and vest over four years
     The following table summarizes the Company’s first quarter option activity under the Option Plans:

		Options Outstanding
			Weighted
	Options		Average
	Available for	Number	Exercise Price
	Grant	Outstanding	per Share

Balance at December 31, 2006	791,563	16,657,520	$6.85
Authorized	2,615,425
Granted	(2,559,998)	2,559,998	$8.77
Exercised		(226,394)	$6.04
Canceled	279,459	(284,590)	$7.40

Balance at March 31, 2007	1,126,449	18,706,534	$7.11

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
     The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2007:

	Options Outstanding				Option Exercisable
		Weighted				Weighted
		Average	Weighted			Average
		Remaining	Average			Exercise
	Number	Contractual	Exercise Price	Aggregate	Number	Price per	Aggregate
Range of Exercise Prices	Outstanding	Life (in Years)	per Share	Intrinsic Value	Exercisable	Share	Intrinsic Value

$0.30–$0.39	30,343	7.4	$0.30	$244,447	23,270	$0.31	$163,258
$0.63–$0.94	3,377	1.7	$0.92	$25,120	1,530	$0.91	$11,402
$1.41–$1.42	34,890	2.9	$1.41	$242,444	15,743	$1.41	$109,372
$2.87–$4.28	3,162,552	5.9	$3.43	$15,575,596	3,152,674	$3.43	$15,530,294
$4.93–$7.34	4,956,618	7.2	$5.89	$12,237,457	2,913,123	$5.84	$7,332,769
$7.47–$11.09	10,247,144	8.8	$8.32	$3,409,059	2,660,092	$7.89	$1,537,000
$11.26–$16.49	48,610	3.7	$13.52	—	48,610	$13.52	—
$17.03–$18.79	103,000	4.3	$17.94	—	103,000	$17.94	—
$29.75–$29.75	20,000	3.1	$29.75	—	20,000	$29.75	—
$45.56–$45.57	100,000	3.3	$45.56	—	100,000	$45.56	—

Total	18,706,534	7.8	$7.11	$31,734,123	9,038,042	$6.25	$24,684,095

     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $8.36 as of March 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2007 was approximately 8.3 million.
     Valuation and Expense Information under SFAS 123R
          On January 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the ESPP based on estimated fair values. The impact on the Company’s results of operations of recording share-based compensation by function was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of sales	$132	$95
Research and development	1,325	781
Sales and marketing	1,405	909
General and administrative	1,179	775

Share-based compensation expense	$4,041	$2,560

     The weighted average grant-date fair value of options granted for the three month periods ended March 31, 2007, and 2006 was $2.86 and $3.04 per share, respectively. The total fair value of shares vested during the three month period ended March 31, 2007 was $3.5 million. The total intrinsic value of options exercised during the three month period ended March 31, 2007 was $576,000. The total cash received from employees as a result of employee stock option exercises and employee stock plan purchases during the three month period ended March 31, 2007 was $2.8 million. The weighted average remaining contractual term for options exercisable at March 31, 2007 was 6.6 years. The Company issues new shares of common stock upon exercise of stock options. The total compensation cost (gross) related to non-vested awards not yet recognized at March 31, 2007 was $28.1 million and the weighted-average period over which this amount is expected to be recognized is 2.83 years.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
     The Company has assumed certain option plans in connection with business combinations. Generally, the options granted under these plans have terms similar to the Company’s own options. The exercise prices of such options have been adjusted to reflect the relative exchange ratios.
     The assumptions used to estimate the fair value of stock options granted under the Company’s Option Plans and stock purchase rights granted under the ESPP are as follows:

	Option Plans		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Expected volatility	41%	48%	34%	37.9% to 60%
Risk-free interest rate	4.88%	4.33% to 4.74%	5.07%	3.54% to 4.48%
Expected term (in years)	2.92 years	3.12 years	0.5 year	0.5 year
Dividend yield	0%	0%	0%	0%
     The Company estimates the fair value of stock options using a Black-Scholes option-pricing model to determine the fair value of share-based awards under SFAS 123R. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions including expected volatility, expected term and interest rates.
  Stock Repurchase Program
     In February 2006, the Company’s Board of Directors approved an increase in the amount authorized for repurchase under the Company’s share repurchase program from $75.0 million to $100.0 million and extended the term of the program to November 2007. During the three month period ended March 31, 2007, the Company repurchased a total of 1.1 million shares at an aggregate purchase price of $9.7 million. As of March 31, 2007, the remaining authorized amount for stock repurchase under this program is $19.6 million.
11. EMPLOYEE BENEFITS
  Pension Plan
     The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. The Company’s contribution to this plan is discretionary. The Company provides for a discretionary matching contribution amount which is currently 50% of the employee contribution up to a maximum of $2,000 annually for each participant. All such employer contributions vest immediately. The Company has expensed approximately $318,000 and $321,000 during the three month periods ended March 31, 2007 and 2006, respectively.
  Deferred Compensation Plan
     SonicWALL has a deferred compensation plan (DCP) to provide specified benefits to, and help retain, a select group of management and highly compensated employees and directors (Participants) who contribute materially to the Company’s continued growth, development, and future business success. Under the DCP, Participants may defer up to 80% of their salary and up to 100% of their annual bonus and commission. Each Participant’s deferral account is credited with an amount equal to the net investment return of one or more equity or bond funds selected by the Participant. Amounts in a Participant’s deferral account represent an unsecured claim against the Company’s assets and are paid, pursuant to the Participant’s election, in a lump-sum or in quarterly installments at a specified date during the participant’s employment or upon the Participant’s termination of employment with the Company. The Company pays for the insurance coverage provided under this plan, but does not make any contributions to this plan. At March 31, 2007, the trust assets and the corresponding deferred compensation liability were $3,277,000 and $3,403,000, respectively, and are included in other current assets and other current liabilities, respectively.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
12. NEW ACCOUNTING PRONOUNCEMENTS
     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” which will become effective in fiscal year 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value at specified election dates. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company is currently evaluation the impact that this Statement SFAS 159 may have on its consolidated financial position, results of operations or cash flows
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures beginning in the first quarter of 2008. The Company has not yet determined the impact that this Statement SFAS 157 may have on its consolidated financial position, results of operations or cash flows.
     As discussed in Note 9 above, the Company adopted the provisions of FIN 48 on January 1, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Form 10-Q contains forward-looking statements which relate to future events or our future financial performance. In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. In addition, forward-looking statements in this document include, but are not limited to, those regarding the dedication of resources to develop new products and services and marketing those products and services to channel partners and customers, the introduction of more service offerings on our platforms as a vehicle to generate additional revenue from our installed base of products; our ability to deliver comprehensive and profitable solutions to our channel partners, the level of comfort of our channel partners in offering our solutions to their customers, the growth of the Network Security, Secure Content Management and Business Continuity markets, the impact of a failure to achieve greater international sale, our ability to maintain and enhance current product lines, develop new products, maintain technological competitiveness and meet the expanding range of customer requirements; our ability to deliver comprehensive solutions to channel partners, the positive characteristics of our software license and service revenue model on future revenue growth; impact of service renewal rates on lowering selling and marketing expense, our ability to achieve increased incremental revenue per transaction through success of our software license and service revenue model, the impact of IT spending on demand for our products and services, the current and likely future impact of share based compensation expense as required by SFAS 123R on reported operating results, anticipated revenue contributions of new products including continuous data protection, email security and SSL-VPN products and related services; our ability to successfully introduce new products and services; pricing pressures on our solution based offerings; anticipated higher gross margins associated with our license and service offerings; the future predictability of our revenue stream; the probability of realization of all deferred tax assets; our ability to sustain success in targeted vertical markets; assessment of future effective tax rates and the continued need for a valuation allowance; the potential for product gross margins to erode based upon changes in product mix, downward pressure on product pricing or upward pressure on production costs, the impact of product mix on product gross profits; our ability to maintain investment in current and future product development and enhancement efforts, the introduction of new products and the broadening of existing product offerings, the rate of change of general and administrative expenses, the ability of our contract manufacturers to meet our requirements; the belief that existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months; factors potentially impacting operating cash flows in future periods; and the impact of litigation on future liquidity and capital reserves. These statements are only predictions, and they are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth herein under the heading “Risk Factors” and also under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission. References to “we,” “our,” and “us” refer to SonicWALL, Inc. and its subsidiaries.
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
   Market Acceptance
     We began offering integrated security appliances in 1997, and since that time we have shipped approximately over 1,000,000 revenue units. When measured by units shipped, we are typically among the top three suppliers in the markets in which we compete. Our experience in serving a broad market and our installed base of customers provides us with opportunities to sell our new network security, content security, and business continuity solutions as they become available. The market acceptance of our current solutions provides our current and prospective channel partners with an increased level of comfort when deciding to offer our new solutions to their customers.
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
Critical Accounting Policies and Critical Accounting Estimates
     The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe that the judgments, assumptions and estimates upon which we rely are reasonable based upon information available to us at the time that these judgments, assumptions and estimates are made. However, any differences between these judgments, assumptions and estimates and actual results could have a material impact on our statement of operations and financial condition. The accounting policies that reflect our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (1) revenue recognition; (2) sales returns and other allowances, allowance for doubtful accounts and warranty reserve; (3) valuation of inventory; (4) accounting for income taxes; (5) valuation of long-lived and intangible assets and goodwill and (6) share-based compensation. There have been no material changes to any of our critical accounting policies and critical accounting estimates as disclosed in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS
     The following table sets forth certain consolidated financial data for the periods indicated as percentage of total revenue:

	MD&A
	Three Months Ended
	March 31,
	2007	2006
Revenue:
Product	50.2%	52.9%
License and service	49.8%	47.1%

Total revenue	100.0%	100.0%

Cost of revenue:
Product	20.4%	22.3%
License and service	7.1%	6.2%
Amortization of purchased technology	0.9%	3.4%

Total cost of revenue	28.4%	31.9%

Gross profit	71.6%	68.1%

Operating expenses:
Research and development	20.0%	20.9%
Sales and marketing	38.4%	44.8%
General and administrative	11.7%	12.1%
Amortization of purchased intangible assets	0.1%	2.0%
Restructuring charges	0.0%	3.5%
In-process research and development	0.0%	4.0%

Total operating expenses	70.2%	87.3%

Income (loss) from operations	1.4%	(19.2%)
Interest income and other expense, net	6.3%	5.4%

Income (loss) before income taxes	7.7%	(13.8%)
Provision for income taxes	(0.2%)	(0.2%)

Net income (loss)	7.5%	(14.0%)

     For the three month period ending March 31, 2007, total SFAS 123R share-based compensation cost before taxes as a percent of total revenue was 9.0% and was allocated as follows: 0.3% to cost of revenue, 2.9% to research and development, 3.2% to sales and marketing and 2.6% to general and administrative.
     For the three month period ending March 31, 2006, total SFAS 123R share-based compensation cost before taxes as a percent of total revenue was 6.4% and was allocated as follows: 0.2% to cost of revenue, 2.0% to research and development, 2.3% to sales and marketing and 1.9% to general and administrative.

Revenue (in thousands, except for percentage data)

	Three Months Ended
	March 31,
	2007	2006	% Variance
Product	$22,677	$21,084	8%
Percentage of total revenue	50%	53%
License and service	22,458	18,739	20%
Percentage of total revenue	50%	47%

Total revenue	$45,135	$39,823	13%

  Product Revenue
     We shipped approximately 45,000 revenue units in each of the three month periods ended March 31, 2007 and March 31, 2006. The increase in product revenue in the three month period ended March 31, 2007 compared to the corresponding period in 2006 was primarily due to increased unit sales of new products in email security that were not available in the period ended March 31, 2006 along with increased unit sales of our PRO, SSL-VPN, and continuous data protection products, offset by a decline of the average selling prices of our PRO products.
   License and Service Revenue
     License and service revenue is derived primarily from licensing of software products, such as our Global Management System, enhancements to our “SonicOS” operating system, node upgrades, sales of subscription services such as Content Filtering, Email Security, client Anti-Virus and integrated Gateway Anti-Virus, Anti-Spyware, and Intrusion Prevention, and extended service contracts, and professional services related to training, consulting, and engineering services. We have experienced significant year over year growth in license and services revenue and expect the market opportunity for our license and subscription service offerings, in particular, to grow as customer awareness around the dynamic requirements of unified network threat prevention and management becomes more pervasive. In addition, there is an opportunity to sell subscription service offerings in conjunction with our product offerings in continuous data protection and email security and to our installed base of customers in the form of renewals of existing contracts along with additional services.
     In the three month period ended March 31, 2007, revenue from our subscription service offerings increased to $12.8 million from $8.8 million during the same period in 2006. In the three month period ended March 31, 2007, revenue from extended service contracts increased to approximately $6.8 million from $6.7 million during the same period last year. The increase in subscription services and extended service contracts was primarily due to the increase of subscription services sold in conjunction with new hardware appliance sales and an increase in subscription service renewals. In the three month period ended March 31, 2007, license revenue decreased to $2.9 million from $3.3 million during the same period last year. The decrease in license revenue was due to decreased licensing of node upgrades, enhanced operating system and VPN software, offset somewhat by the licensing of email security software that was not available in the period ended March 31, 2006.
  Channel Data
     SonicWALL products are sold primarily through distributors who then sell our products to authorized resellers who in turn market and sell our products to end-user customers. Channel sales accounted for substantially all of the total revenue in the three month period ended March 31, 2007 compared to 98% for the same period last year. Alternative Technology, Tech Data, and Ingram Micro, all of whom are technology product distributors, together accounted for approximately 52% of our revenue in the three month period ended March 31, 2007 compared to 54% of our total revenue in the same period last year.

Geographic revenue data (in thousands, except for percentage data)

	Three Months Ended
	March 31,
	2007	2006	% Variance
Americas	$31,774	$28,315	12%
Percentage of total revenues	70%	71%
EMEA	8,945	6,990	28%
Percentage of total revenues	20%	18%
APAC	4,416	4,518	-2%
Percentage of total revenues	10%	11%

Total revenues	$45,135	$39,823

     The increase in revenue in the Americas for the three month period ended March 31, 2007 compared to the corresponding period of 2006 was primarily due to increased sales of our license and subscription service products along with increased sales of our TZ, PRO, and SSL-VPN products and sales of new products in email security. The Americas included sales from regions outside the United States of $492,000 and $847,000 for the three month periods ended March 31, 2007 and 2006, respectively. The increase in revenue in EMEA was primarily the result of significantly increased sales of our TZ, PRO, and continuous data protection products along with increased sales of our license and subscription service products. The decrease in revenue in APAC was primarily due to a decrease in sales of TZ and PRO products, offset by the increased sales of our license and subscription service products.
  Cost of Revenue and Gross Profit
     The following table shows the cost of revenue for product and the cost of revenue for license and service (in thousands, except for percentage data):

	Three Months Ended
	March 31,
	2007	2006	% Variance
Product	$9,212	$8,896	4%
License and service	3,195	2,488	28%
Amortization of purchased technology	409	1,365	-70%

Total cost of revenue	$12,816	$12,749	1%

Note — Effect of amortization of purchased technology has been excluded from product and license and service gross profit discussions below.

     The following table shows the gross profit for product and the gross profit for license and service (in thousands, except for percentage data):

	Three Months Ended March 31,
	Gross Profit Amount		Gross Profit
	2007	2006	2007	2006
Product	$13,465	$12,188	59%	58%
License and service	19,263	16,251	86%	87%
Amortization of purchased technology	(409)	(1,365)	n/a	n/a

Total gross profit	$32,319	$27,074	72%	68%

   Cost of Product Revenue and Gross profit
     Cost of product revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers, freight related fulfillment cost, amortization of purchased technology related to our acquisitions, and overhead costs associated with our manufacturing operations. Additionally, warranty costs and inventory provisions or write-downs are included in cost of product revenue. In the three month period ended March 31, 2007, cost of product revenue increased by 3.7% on a per unit basis and the number of units shipped remained substantially at the same level in comparison to the same period last year. The increase in cost on a per unit basis is the result of a change in the mix of units sold.
     Gross profit and gross profit percentage from product sales increased in the three month period ended March 31, 2007 compared to the same period last year primarily due to increased average sales prices, partially offset by higher production costs per unit. We expect future product gross profits to erode to the extent that we experience downward pressure on product pricing or upward pressure on production costs. A change in the mix of product sold could also change product gross profit and gross profit percentage.
  Cost of License and Service Revenue and Gross profit
     Cost of license and service revenue includes all costs associated with the production and delivery of our license and service offerings, including technical support costs related to our service contracts, royalty costs related to certain subscription offerings, personnel costs related to the delivery of training, consulting, and professional services; and cost of packaging materials and related costs paid to contract manufacturers. Cost of license and service revenue increased by 28% in the three month period ended March 31, 2007 as compared to the same period last year, as set forth in the table above. This increase was due primarily to the technical support costs associated with a larger base of license and subscription services customers. To deliver services under these contracts, we outsource a significant portion of technical support delivery to third party service providers.
  Amortization of Purchased Technology
     Amortization of purchased technology represents the amortization of existing technology acquired in our business combinations accounted for using the purchase method. Purchased technology is being amortized over the estimated useful lives of four to six years. The decrease in amortization for the three month period ended March 31, 2007 as compared to the same period last year primarily is related to the completion of the amortization of purchased technology associated with our acquisitions of Phobos Corporation and RedCreek, Inc. The amount for the first quarter of 2007 represents amortization of purchased intangibles associated with our acquisitions of enKoo, Inc.(“enKoo”), Lasso Logic, Inc. (“Lasso Logic”) and MailFrontier, Inc. (“MailFrontier”).

     Future amortization to be included in cost of revenue based on current balance of purchased technology, absent any additional investment, is as follows (in thousands):

Cost of
Fiscal Year	Revenue
2007 (second, third and fourth quarter)	$1,226
2008	1,635
2009	1,635
2010	993
2011	—
Thereafter	—

Total	$5,489

     Our gross profit has been and will continue to be affected by a variety of factors, including competition; the mix of products and services; new product introductions and enhancements; fluctuations in manufacturing volumes, the cost of components and manufacturing labor.
     Operating Expenses
     Research and Development

	Three Months Ended
	March 31,
(In thousands, except percentage data)	2007	2006	% Variance
Expense	$9,016	$8,330	8%
Percentage of total revenue	20%	21%
     Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment, and supplies associated with enhancing existing products and developing new products. For the three months ended March 31, 2007, the increase in research and development costs in absolute dollars in comparison to the same period last year was primarily due to the following: (1) increased salaries and benefits of $426,000 related to personnel added in our Shanghai office and as a result of the acquisition of MailFrontier completed in the first quarter of 2006; and (2) $331,000 of increased share-based compensation expense under SFAS 123R related to employee stock options and rights granted under the ESPP. These increases in research and development expenses were partially offset by the decrease of $256,000 in cost associated with contract labor and professional service expenses related to intellectual property matters and immigration activities.
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
     Sales and Marketing

	Three Months Ended
	March 31,
(In thousands, except percentage data)	2007	2006	% Variance
Expense	$17,319	$17,827	-3%
Percentage of total revenue	38%	45%
     Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identity, costs related to customer support, travel, tradeshows, promotional and advertising costs, and related facilities costs. For the three month period ended March 31, 2007, the decline in sales and marketing expenses compared to the same period last year is primarily due to (1) decreased personnel costs, including commissions, and other related employee benefits, of approximately $573,000 resulting primarily from lower performance against corporate objectives; (2) reduction in cost of channel marketing and promotional activities of approximately $424,000 due to certain cost control measures and the timing of various programs; and (3) reduction of approximately $232,000 in travel expenses primarily as a result of more effective expense management. These decreases in sales and marketing expenses were partially offset by 1) an increase of $335,000 of share-based compensation expense under SFAS 123R related to employee stock options and rights granted under the ESPP; and (2) an increase of approximately $399,000 in expenses associated with outsourced third-party activity in connection with subscription renewal services.
     General and Administrative

	Three Months Ended
	March 31,
(In thousands, except percentage data)	2007	2006	% Variance
Expense	$5,283	$4,814	10%
Percentage of total revenue	12%	12%
     General and administrative expenses consist primarily of personnel costs, business insurance, corporate governance costs, professional fees, travel expenses, and related facilities costs. The increase for the three month period ended March 31, 2007 compared to the same period last year was related to (1) share-based compensation expense of $406,000 associated with SFAS 123R related to employee stock options and rights granted under the ESPP; (2) increased bonus expenses of approximately $219,000 resulting from achievement of performance targets, and (3) increased professional fees and expenses of approximately $168,000 that were associated with audit and audit related activities. These increases in general and administrative expenses are partially offset by (1) a decrease in litigation related expenses of $285,000, and (2) a decrease in contract labor and contract services of $103,000.
     Amortization of Purchased Intangibles

	Three Months Ended
	March 31,
(In thousands, except percentage data)	2007	2006	% Variance
Expense	$55	$801	-93%
Percentage of total revenue	0%	2%
     Amortization of purchased intangibles represents the amortization of assets arising from contractual or other legal rights acquired in business combinations accounted for as a purchase except for amortization of existing technology which is included in cost of revenue. Purchased intangible assets are being amortized over their estimated useful lives of three to six years. The decrease in amortization expense in the three month period ended March 31, 2007 compared to the same period last year is primarily attributable to the completion of the amortization of finite-lived intangibles related to the acquisitions of Phobos, Inc. (“Phobos”), RedCreek, Inc. (“Red Creek”), Lasso Logic, EnKoo, and MailFrontier.

     Future amortization to be included in operating expense based on the current balance of purchased intangibles absent any additional investment is as follows (in thousands):

Operating
Fiscal Year	Expense
2007 (second, third and fourth quarter)	$165
2008	124
2009	105
2010	105
2011	105
Thereafter	18

Total	$622

Restructuring Charges

	Three Months Ended
	March 31,
(In thousands, except percentage data)	2007	2006	% Variance
Expense	$—	$1,392	-100%
Percentage of total revenue	0%	4%
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
In-Process Research and Development

	Three Months Ended
	March 31,
(In thousands, except percentage data)	2007	2006	% Variance
Expense	$—	$1,580	-100%
Percentage of total revenue	0%	4%
     Our methodology for allocating the purchase price for purchase acquisitions to in-process research and development (“IPR&D”) is determined through established valuation techniques and analysis, as applied in the high-technology internet security industry. The IPR&D expense in 2006 is from the MailFrontier acquisition. IPR&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. Total IPR&D expense of $1.6 million was charged to product development expenses on the date the assets were acquired.

     Interest Income and Other Expense, Net
     Interest income and other expense, net consists primarily of interest income on our cash, cash equivalents, and short-term investments, and was $2.8 million and $2.2 million for the three month periods ended March 31, 2007 and 2006, respectively. Fluctuations in the amount of investable cash and short-term interest rates directly influence the interest income we recognize. The increase for the three month period ended March 31, 2007 was primarily due to an increase in effective interest rates in our investment portfolio and higher cash balances.
     Provision for Income Taxes
     The provision for income taxes in the three month periods ended March 31, 2007 and 2006 was $1.2 million and $76,000, respectively. At March 31, 2007, we continue to have a full valuation allowance against our deferred tax assets based upon the determination that it is more likely than not that all deferred tax assets may not be realized in the foreseeable future due to historical operating losses. The net operating loss and research and development tax credit carryovers that make up the vast majority of the deferred tax assets will expire at various dates through the year 2024.
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
LIQUIDITY AND CAPITAL RESOURCES
     We ended March 31, 2007 with $239.9 million in cash, cash equivalents, and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, an increase of $4.7 million as compared to fiscal 2006 year end. Our primary source of cash is receipts from product, license, and service revenue. The primary uses of cash are payments for the production of our products, payroll (salaries and related benefits), acquisition related activity, general operating expenses (marketing, travel, office rent), and the repurchase of shares of common stock under our share repurchase program.
Operating Activities
     Cash provided by operating activities for the three months ended March 31, 2007 totaled $12.2 million, a $1.9 million increase in comparison to the same period last year. Cash provided by operating activities was the result of the net income adjusted by non-cash items such as depreciation and amortization expense of $1.1 million, SFAS 123R related share-based compensation expense of $3.7 million, and changes in our operating assets and liabilities of $5.2 million. The main drivers of the changes in operating assets and liabilities are as follows:
▪	Accounts receivable decreased due to more effective collection efforts during the quarter and the timing of the collections. Our DSO in accounts receivable was 42 days at March 31, 2007 compared to 29 days for the same period last year. The increase in DSO at March 31, 2007 as compared to the same period last year was primarily due to the timing of shipments and billings, and along with an increase in revenue. Collection of accounts receivable and related DSO will fluctuate in future periods due to the timing and amount of our future shipments and billings, the payment terms that we extend to our customers and the effectiveness of our collection efforts.
▪	The increase in prepaid expenses and other current assets was primarily due to (1) an increase in our Deferred Compensation asset primarily from participant contributions; and (2) the upfront payments of certain expenses related to business insurance and various subscription and service contracts that are typically renewed at the beginning of the calendar year.
▪	The decrease in accrued payroll and related benefits was primarily attributed to (1) the payment of bonuses that were accrued at December 31, 2006; (2) the number of days accrued after the final pay period of the quarter; and (3) the timing of the ESPP withholdings. These reductions were partially offset by (1) an increase in the accrual related to our Deferred Compensation plan; and (2) an increase in our vacation accrual.
▪	The increase in accounts payable is primarily due to the timing of payments to our vendors.
▪	Deferred revenue increased primarily due to increased sales of subscription services.

     In addition, our operating cash flows may be impacted in the future as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, expensing stock options, and the timing and amount of tax and the timing of payments to our vendors for accounts payable.
     Investing Activities
     Net cash used in investing activities for the three month period ended March 31, 2007 was $4.9 million, principally as a result of (1) the net purchase of $4.0 million in short-term investments; and (2) the purchase of $1.2 million in property and equipment.
     For the three month period ended March 31, 2006, net cash used in investing activities was $12.2 million, principally as a result of the net sale and maturity of $23.1 million of short-term investments offset by (1) $30.0 million used for the acquisition of MailFrontier, net of cash acquired; (2) $1.1 million used to purchase property and equipment, and (3) an increase in restricted cash in escrow of $4.6 million.
     Financing Activities
     Net cash used in financing activities for the three month period ended March 31, 2007 was $6.9 million, of which cash of $2.8 million was provided by common stock issuances through option exercises or purchase of shares under the ESPP, offset by $9.7 million used to buyback common stock under the Company’s stock repurchase program.
     Net cash used in financing activities for the three month period ended March 31, 2006 was $5.7 million consisting of $7.0 million used under our stock repurchase program, offset by $1.3 million that was provided by common stock issuances as a result of stock option and ESPP share exercises.
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
Off-Balance Sheet Arrangements and Contractual Obligations
     We do not have any debt, long-term obligations or long-term capital commitments. The following summarizes our principal contractual commitments as of March 31, 2007 (in thousands):

		Payments Due by Period
		Less Than	1 to 3	3 to 5
Contractual Obligations	Total	One Year	Years	Years
Operating lease obligations	$4,322	$855	$2,805	$662
Non-Cancelable Purchase obligations	$18,400	$18,400	—	—
     We outsource our manufacturing function to third party contract manufacturers, and as of March 31, 2007 we had purchase obligations totaling $18.1 million. Of this amount, $16.7 million cannot be cancelled. We are contingently liable for any inventory owned by a contract manufacturer that becomes excess and obsolete. As of March 31, 2007, $117,000 had been accrued for excess and obsolete inventory. In addition, in the normal course of business we had $1.7 million in non-cancelable purchase commitments.
Recent Accounting Pronouncements
     The information contained in Note 12 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q is hereby incorporated by reference into this Part I, Item 2.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Interest rates risk
     Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and short-term investments. In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities,” we classified our short-term investments as available-for-sale. Consequently, investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. As of March 31, 2007, our cash, cash equivalents and short-term investments included money-markets securities, corporate bonds, municipal bonds, and commercial paper which are subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates change prior to maturity.
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
     The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted average interest rates as of March 31, 2007:

	Maturing in
	Less Than	More Than
	One Year	One Year	Total
	(In thousands, except percentage data)
Short-term investments	$81,472	$132,031	$213,503
Weighted average interest rate	4.86%	5.36%
     Foreign currency risk
     We consider our exposure to foreign currency exchange rate fluctuations to be minimal. We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars. For the three month period ended March 31, 2007, we earned approximately 31% of our revenue from international markets, which in the future may be denominated in various currencies. Because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. A weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future. In addition, we have minimal cash balances denominated in foreign currencies. We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.

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
Changes in Internal Control over Financial Reporting
     During the three month period ended March 31, 2007, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The information set forth in the section entitled “Legal proceedings” in Note 8 of Part I, Item 1 of this Form 10-Q is hereby incorporated by reference.
ITEM 1A. RISK FACTORS
     Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Information Related to Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A of SonicWALL’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 14, 2007. There have been no material changes from the risk factors previously disclosed in SonicWALL’s Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) None.
     (b) None.
(c) Issuer Purchases of Equity Securities (in thousands, except per-share amounts)
     In February 2006, the Company’s Board of Directors approved an increase in the amount authorized for repurchase under the Company’s share repurchase program from $75.0 million to $100.0 million and extended the term of the program to November 2007. As of March 31, 2007, the remaining authorized amount for stock repurchase under this program is $19.6 million.

	(in thousands, except per share amounts)
	Total			Value of Shares That
	Number of	Average Price	Total Number of Shares	May Yet be Purchased
	Shares	Paid per	Purchased as Part of Publicly	Under the Plans or
Period	Purchased	Share	Announced Plans or Programs	Programs
January 1, 2007 to January 31, 2007	None	None	None	$29,436
February 1, 2007 to February 28, 2007	330	$8.76	330	$26,437
March 1, 2007 to March 31, 2007	810	$8.42	810	$19,614

Total	1,140		1,140

     The aggregate purchase price of the common stock repurchased were $9.7 million and $7 million, respectively, for the three month periods ended March 31, 2007 and 2006. As of March 31, 2007, the Company had repurchased and retired 11.7 million shares of our common stock at an average price of $6.85 per share for an aggregate purchase price of $80.4 million since inception of the stock repurchase program. As of March 31, 2007, the remaining authorized amount for stock repurchase under this program is $19.6 million.
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
Dated: May 4, 2007

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