Form 10-Q
period 2007-06-30
SONICWALL INC
filed 2007-08-08
CIK 1093885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at July 31, 2007
Common Stock, no par value	65,020,143 Shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SONICWALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006 (1)
	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$56,904	$25,927
Short-term investments	198,740	209,251
Accounts receivable, net	18,712	23,205
Inventories	4,468	5,210
Prepaid expenses and other current assets	13,181	10,888

Total current assets	292,005	274,481

Property and equipment, net	6,114	4,085
Goodwill	130,399	130,399
Purchased intangibles and other assets, net	6,327	7,326

Total assets	$434,845	$416,291

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,758	$6,677
Accrued payroll and related benefits	13,019	13,593
Other accrued liabilities	9,935	9,900
Deferred revenue	66,373	61,622
Income taxes payable	2,664	162

Total current liabilities	100,749	91,954

Deferred revenue, non current	9,163	6,269

Total liabilities	109,912	98,223

Shareholders’ Equity:
Common stock, no par value	456,766	453,409
Accumulated other comprehensive loss, net	(1,706)	(1,197)
Accumulated deficit	(130,127)	(134,144)

Total shareholders’ equity	324,933	318,068

Total liabilities and shareholders’ equity	$434,845	$416,291

(1)	Amounts as of December 31, 2006 have been derived from the audited financial statements as of the same date.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
	(Unaudited)
Revenue:
Product	$23,575	$22,709	$46,252	$43,793
License and service	23,489	21,105	45,947	39,844

Total revenue	47,064	43,814	92,199	83,637

Cost of revenue:
Product	9,353	9,571	18,565	18,467
License and service	3,790	3,314	6,983	5,802
Amortization of purchased technology	409	1,558	818	2,923

Total cost of revenue	13,552	14,443	26,366	27,192

Gross profit	33,512	29,371	65,833	56,445

Operating expenses:
Research and development	9,077	8,758	18,093	17,228
Sales and marketing	17,205	18,858	34,524	36,685
General and administrative	4,750	4,976	10,035	9,650
Amortization of purchased intangible assets	55	734	110	1,535
Restructuring charges	—	17	—	1,409
In-process research and development		—	—	1,580

Total operating expenses	31,087	33,343	62,762	68,087

Income (loss) from operations	2,425	(3,972)	3,071	(11,642)

Interest income and other expense, net	3,053	2,143	5,871	4,310

Income (loss) before income taxes	5,478	(1,829)	8,942	(7,332)
Provision for income taxes	(1,864)	(1,543)	(3,030)	(1,621)

Net income (loss)	$3,614	$(3,372)	$5,912	$(8,953)

Net income (loss) per share:
Basic	$0.06	$(0.05)	$0.09	$(0.14)

Diluted	$0.05	$(0.05)	$0.09	$(0.14)

Shares used in computing net income (loss) per share:
Basic	64,777	64,479	65,055	64,647
Diluted	67,258	64,479	67,535	64,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$5,912	$(8,953)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,144	5,435
Adjustment of goodwill	—	(338)
In process research and development	—	1,580
Share-based compensation expense related to employee stock options and ESPP	7,127	5,910
Change in allowance for doubtful accounts and others	(55)	67
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	4,567	(4,164)
Inventories	742	(1,043)
Prepaid expenses and other current assets	(2,664)	(755)
Other assets	71	75
Accounts payable	2,081	1,225
Accrued payroll and related benefits	(574)	1,610
Accrued restructuring	—	26
Other accrued liabilities	35	4,898
Deferred revenue	7,646	10,366
Income taxes payable	2,413	1,119

Net cash provided by operating activities	29,445	17,058

Cash flows from investing activities:
Purchase of property and equipment	(3,264)	(1,922)
Cash paid for acquisitions, net of cash acquired	—	(29,545)
Change in restricted cash in escrow	372	(4,636)
Maturity and sale of short-term investments	190,158	112,137
Purchase of short-term investments	(180,157)	(80,421)

Net cash provided by (used in) investing activities	7,109	(4,387)

Cash flows from financing activities:
Issuance of common stock under employee stock options and purchase plans	4,135	5,583
Repurchase of common stock	(9,712)	(9,117)

Net cash used in financing activities	(5,577)	(3,534)

Net increase in cash and cash equivalents	30,977	9,137
Cash and cash equivalents at beginning of period	25,927	42,593

Cash and cash equivalents at end of period	$56,904	$51,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Other		Total
	Common Stock		Comprehensive	Accumulated	Shareholders’
Six Months Ended June 30, 2006	Shares	Amount	Income (Loss)	Deficit	Equity
Balance at December 31, 2005	65,026,138	440,172	(1,367)	(118,635)	320,170
Issuance of common stock upon exercise of stock options	768,149	4,709			4,709
Issuance of common stock in connection with Employee Stock Purchase Plan (ESPP)	178,839	874			874
Stock options assumed in connection with acquisition		109			109
Share-based compensation		5,910			5,910
Repurchase of common stock	(1,273,000)	(8,622)		(495)	(9,117)
Comprehensive loss:
Change in unrealized loss on investment securities, net of taxes			(483)		(483)
Net loss				(8,953)	(8,953)

Total comprehensive loss					(9,436)

Balance at June 30, 2006	64,700,126	443,152	(1,850)	(128,083)	313,219

			Other		Total
	Common Stock		Comprehensive	Accumulated	Shareholders’
Six Months Ended June 30, 2007	Shares	Amount	Income (Loss)	Deficit	Equity
Balance at December 31, 2006	65,385,629	453,409	(1,197)	(134,144)	318,068
Issuance of common stock upon exercise of stock options	444,968	2,682			2,682
Issuance of common stock in connection with the ESPP	206,362	1,453			1,453
Share-based compensation		7,127			7,127
Repurchase of common stock	(1,140,000)	(7,905)		(1,807)	(9,712)
Cumulative effect of adoption of FIN 48 (See Note 9)				(88)	(88)
Comprehensive income:
Change in unrealized loss on investment securities, net of taxes			(509)		(509)
Net income				5,912	5,912

Total comprehensive income					5,403

Balance at June 30, 2007	64,896,959	456,766	(1,706)	(130,127)	324,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. CONSOLIDATED FINANCIAL STATEMENTS
     The accompanying condensed consolidated financial statements prepared by SonicWALL, Inc. (the “Company”), are unaudited and reflect all adjustments which are normal, recurring and, in the opinion of management, necessary for a fair statement of the financial position and the results of operations of the Company for the interim periods presented. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The condensed consolidated statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006, as set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2007.
2. CONSOLIDATION
     The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
3. CRITICAL ACCOUNTING POLICIES
     There have been no material changes to any of the Company’s critical accounting policies and critical accounting estimates as disclosed in its annual report on From 10-K for the year ended December 31, 2006.
4. GOODWILL and PURCHASED INTANGIBLES
     Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, requires that goodwill and certain intangible assets with an indefinite useful life be reviewed for impairment on an annual basis. In addition, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The Company will periodically evaluate if there are any events or indicators that would require an impairment assessment of the carrying value of the goodwill between each annual impairment assessment. For the three and six month periods ended June 30, 2007, no indicators of goodwill impairment were identified. The Company has elected to perform its annual impairment analysis during the fourth quarter of each year.
     Intangible assets consist of the following (in thousands):

	Weighted	June 30, 2007			December 31, 2006
	Average
	Amortization	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net

Purchased technology	68 months	$34,471	$(29,390)	$5,081	$34,471	$(28,573)	$5,898
Non-compete agreements	36 months	7,249	(7,172)	77	7,249	(7,115)	134
Customer base	69 months	18,770	(18,280)	490	18,770	(18,227)	543
Other	16 months	500	(500)	—	500	(500)	—

Total intangibles		$60,990	$(55,342)	$5,648	$60,990	$(54,415)	$6,575

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
     Estimated future intangible amortization expense to be included in both cost of revenue and operating expense is as follows (in thousands):

Fiscal Year		Cost of Revenue	Operating Expense
2007	(third and fourth quarter)	$818	$110
2008		1,635	124
2009		1,635	105
2010		993	105
2011		—	105
Thereafter		—	18

Total		$5,081	$567

5. NET INCOME (LOSS) PER SHARE
     The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$3,614	$(3,372)	$5,912	$(8,953)
Denominator:

Weighted average shares used to compute basic EPS	64,777	64,479	65,055	64,647
Effect of dilutive securities:
Dilutive common stock equivalents	2,481	—	2,480	—

Weighted average shares used to compute diluted EPS	67,258	64,479	67,535	64,647

Net income (loss) per share:
Basic	$0.06	$(0.05)	$0.09	$(0.14)

Diluted	$0.05	$(0.05)	$0.09	$(0.14)

     For the six month period ended June 30, 2007, potentially dilutive securities of approximately 5.5 million shares consisting of options with a weighted average exercise price of $9.86, have not been considered in the computation of net income per share as these options’ exercise prices were greater than the average market price of common shares for the period.
     For the six month period ended June 30, 2006, potentially dilutive securities of approximately 1.3 million shares consisting of options with a weighted average exercise price of $20.78, have not been considered in the computation of net income per share as these options’ exercise prices were greater than the average market price of common shares for the period. In addition, 2.4 million and 2.5 million potentially dilutive shares were excluded in the computation of net loss per share for the three and six month periods ended June 30, 2006, respectively, because of our net loss position during these periods.
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

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
7. RESTRUCTURING CHARGES
2006 Restructuring Plan
     During the first quarter of fiscal 2006, the Company commenced the implementation of a 2006 restructuring plan associated primarily with the integration of companies acquired during the fourth quarter of 2005 and the first quarter of 2006 as well as other employee reductions for the purpose of better integration and alignment of Company functions. The restructuring activities were recorded in accordance with Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) and Statement of Financial Accounting No. 112, Employees’ Accounting for Postemployment Benefits (SFAS 112). Accordingly, the Company recorded $1.4 million in restructuring expenses related to costs associated with workforce reduction across multiple geographic regions and functions. Furthermore, the Company recorded additional restructuring costs of $835,000 in connection with the integration of acquired businesses. The additional restructuring costs were charged to goodwill and consisted primarily of severance costs of $553,000 and excess facility costs of $282,000 related to a lease commitment for space no longer needed. As of December 31, 2006 the Company had no remaining liability relating to the restructuring.
8. COMMITMENTS AND CONTINGENCIES
  Lease Commitments
     The Company’s corporate headquarters and executive offices are located in approximately 86,000 square feet of office space in Sunnyvale, California under a lease that expires in September 2009. The lease provides for one five year renewal option. The Company also leases approximately 19,000 square feet of office space in Pune, India to carry out certain technical support activities. The lease term is for a period of ten years commencing on February 2007 and requires a lock in period of 3 years, after which either party to the contract can terminate the lease with notice duly given. Additional sales and support offices are leased worldwide under leases that expire at various dates ranging from 2008 to 2017.
     Future minimum lease commitments at June 30, 2007 under all non-cancelable operating leases with an initial term in excess of one year were as follows (in thousands):

2007 (third and fourth quarter)	$642
2008	1,290
2009	1,085
2010	758
2011	757

$4,532

   Purchase Commitments
     The Company outsources its manufacturing function to third party contract manufacturers, and as of June 30, 2007 it had purchase obligations totaling $15.1 million. Of this amount, $7.9 million cannot be cancelled. The Company is contingently liable for any inventory owned by a contract manufacturer that becomes excess and obsolete. As of June 30, 2007, $102,000 had been accrued for excess and obsolete inventory. In addition, in the normal course of business the Company had $1.0 million in other non-cancelable purchase commitments.
   Product Warranties
     The Company’s standard warranty period for hardware is one to two years and includes repair or replacement obligations for units with product defects. The Company’s software products carry a 90-day warranty and include technical assistance, bug fixes and feature updates. The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates. If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required. The Company concluded that no adjustment to pre-existing warranty accruals were necessary in the six month periods ended June 30, 2007 and 2006. A reconciliation of the changes to the Company’s warranty accrual as of June 30, 2007 and 2006 is as follows (in thousands):

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
Beginning balance	$811	$800
Accruals for warranties issued	320	577
Settlements made during the period	(407)	(279)

Ending balance	$724	$1,098

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
     The Company’s articles of incorporation limit the liability of directors to the full extent permitted by California law. In addition, the Company’s bylaws provide that the Company will indemnify its directors and officers to the fullest extent permitted by California law, including circumstances in which indemnification is otherwise discretionary under California law. The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to obtain directors’ and officers’ insurance if available on reasonable terms, which the Company currently has in place. The Company has not incurred costs related to these indemnification agreements.
     The Company has entered into agreements with certain executives where the Company may be required to pay severance benefits up to 24 months of salary, bonuses and accelerate vesting of stock options in the event of termination of employment under certain circumstances, including a change of control.
   Legal Proceedings
     On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Company’s claims. A tentative agreement has been reached with plaintiff’s counsel and the insurers for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. Papers formalizing the settlement among the plaintiffs, issuer defendants, including SonicWALL, and insurers were presented to the Court on September 14, 2004. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. On July 14, 2004, underwriter defendants filed with the Court a memorandum in opposition to plaintiff’s motion for preliminary approval of the settlement with defendant issuers and individuals. Plaintiffs and issuers subsequently filed papers with the Court in further support of the settlement and addressing issues raised in the underwriter’s opposition. On February 15, 2005, the Court granted preliminary

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
approval of the settlement, subject to the parties fulfilling certain conditions. To address the concerns raised by the Court, the parties submitted revised settlement documents that contained a more limited “bar order” that would not preclude claims by the underwriters for indemnification for an issuer pursuant to the IPO underwriting agreement. On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement. In December 2006, the Second Circuit Court of Appeals reversed the class certification decision of the District Court in six (6) focus cases. The Second Circuit Court of Appeals also denied rehearing. In June 2007, the District Court signed a stipulation terminating the settlement approval process. There are ongoing discussions between the parties. If the litigation against the Company continues, the Company believes it has a meritorious defense and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in the Company’s financial statements as of June 30, 2007.
     On March 13, 2006, eSoft, Inc. (“eSoft”) filed a complaint captioned eSoft, Inc. v. SonicWALL, Inc., No. 06-CV-00445, in the United States District Court for the District of Colorado. The Complaint alleged that the Company has willfully infringed, actively induced the infringement of and/or knowingly contributorily infringed U.S. Patent No. 6,961,773 (the “773 Patent”) and sought (1) a judgment that the Company has willfully infringed, actively induced the infringement and/or knowingly contributorily infringed the patent, (2) the award of an unspecified amount of trebled damages, together with expenses, costs and attorneys’ fees and (3) permanent injunctive relief restraining and enjoining the Company from infringing the patent. At essentially the same time, eSoft filed complaints against five (5) other defendants alleging infringement of the 773 Patent. In response to a motion to re-examine filed with the patent office by defendants in two of the other cases, the Company filed a motion to stay proceedings pending the results of the re-examination process. eSoft joined in that motion and on February 12, 2007, the Court granted our motion for stay. The length of time that the stay will remain in effect is uncertain. As a result, no loss has been accrued in the Company’s financial statements as of June 30, 2007.
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
     The Company has unrecognized tax benefits of approximately $2.7 million as of January 1, 2007, of which $2.7 million if recognized would result in a reduction of the Company’s effective tax rate. Accrued interest and penalties are immaterial at the date of adoption and as of June 30, 2007. Such amounts are included in the unrecognized tax benefits. The Company recorded an increase of its unrecognized tax benefits of approximately $109,000 as of June 30, 2007. The Company is subject to audit by the IRS and California Franchise Tax Board for all years since 2002.
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

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
The Company has had a full valuation allowance against its net deferred tax assets for all periods presented because the Company determined that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future due to historical operating losses. The deferred tax assets related to the acquired companies, if and when realized, will reduce the amount of goodwill and intangibles recorded at the date of acquisition. Valuation allowances have been recorded for this portion of these deferred tax assets as a result of the uncertainties regarding realization of the assets based upon the limitation on the use of the net operation losses in the future. For the six month period ended June 30, 2007, the Company’s income before income taxes was earned in domestic and foreign jurisdictions.
10. SHAREHOLDERS’ EQUITY
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
     The total shares currently reserved for issuance under the 1999 ESPP is 2,525,000 shares. At June 30, 2007, 360,824 shares were available for future issuance under the 1999 ESPP. At their annual meeting on June 14, 2007, the Company’s shareholders voted to increase the number of shares authorized for issuance under the 1999 ESPP by 1,500,000 shares and extend the term of the ESPP to July 31, 2017.
   Stock Option Plans
     The Company’s Stock Option Plans (the “Option Plans”), as amended, authorize the Board of Directors to grant incentive stock options and nonstatutory stock options to employees, directors and consultants to purchase up to a total of 38,905,855 shares of the Company’s common stock. Under the Option Plans, incentive stock options are granted at an exercise price that is not to be less than 100% of the fair market value of the Company’s common stock on the date of grant, as determined by the Company’s Board of Directors. Nonqualified stock options are granted at a price that is not to be less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Generally, options granted under the Plans are exercisable for a period of ten years after the date of grant, and vest over four years
     The following table summarizes the Company’s first and second quarter option activity under the Option Plans:

		Options Outstanding
	Options		Weighted Average
	Available for	Number	Exercise Price
	Grant	Outstanding	per Share

Balance at December 31, 2006	791,563	16,657,520	$6.85
Authorized	2,615,425
Granted	(2,559,998)	2,559,998	$8.77
Exercised		(226,394)	$6.04
Canceled	279,459	(284,590)	$7.40

Balance at March 31, 2007	1,126,449	18,706,534	$7.11
Authorized	—
Granted	(243,900)	243,900	$8.25
Exercised		(218,574)	$6.02
Canceled	317,019	(317,619)	$7.58

Balance at June 30, 2007	1,199,568	18,414,241	$7.13

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
     The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2007:

	Options Outstanding				Option Exercisable
		Weighted				Weighted
		Average	Weighted			Average
		Remaining	Average			Exercise
	Number	Contractual	Exercise Price	Aggregate Intrinsic	Number	Price per	Aggregate
Range of Exercise Prices	Outstanding	Life (in Years)	per Share	Value	Exercisable	Share	Intrinsic Value
$0.30–$0.39	10,248	6.6	$0.31	$84,838	5,892	$0.32	$48,727
$0.63–$0.94	3,126	1.4	$0.92	$23,976	1,947	$0.91	$14,957
$1.41–$1.42	32,896	2.7	$1.41	$236,152	16,180	$1.41	$116,131
$2.87–$4.28	3,155,439	5.7	$3.43	$16,270,739	3,155,439	$3.43	$16,270,739
$4.93–$7.34	4,729,735	6.9	$5.88	$12,831,663	3,086,808	$5.84	$8,483,006
$7.47–$11.09	10,211,187	8.6	$8.32	$4,479,529	3,337,881	$7.99	$2,271,144
$11.26–$16.49	48,610	3.0	$13.52	—	48,610	$13.52	—
$17.03–$18.79	103,000	4.1	$17.94	—	103,000	$17.94	—
$29.75–$29.75	20,000	2.9	$29.75	—	20,000	$29.75	—
$45.56–$45.57	100,000	3.0	$45.56	—	100,000	$45.56	—

Total	18,414,241	7.6	$7.13	$33,926,897	9,875,757	$6.40	$27,204,704

     The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $8.59 as of June 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2007 was approximately 9.0 million.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of sales	$126	$157	$258	$252
Research and development	1,192	1,251	2,517	2,176
Sales and marketing	1,206	1,211	2,611	2,280
General and administrative	991	1,034	2,170	1,809

Share-based compensation expense	$3,515	$3,653	$7,556	$6,517

     The weighted average grant-date fair value of options granted for the three month periods ended June 30, 2007, and 2006 was $2.63 and $3.10 per share, respectively. The total fair value of shares vested during the three month period ended June 30, 2007 was $3.6 million. The total intrinsic value of options exercised during the three month period ended June 30, 2007 was $493,000. The total cash received from employees as a result of employee stock option exercises and employee stock plan purchases during the three month period ended June 30, 2007 was $1.3 million. The weighted average grant-date fair value of options granted for the six month periods ended June 30, 2007, and 2006 was $2.84 and $3.09 per share, respectively. The total fair value of shares vested during the six month periods ended June 30, 2007 was $7.0 million. The total intrinsic value of options exercised during the six month periods ended June 30, 2007 was $1.1 million. The total cash received from employees as a result of employee stock option exercises and employee stock plan purchases during the six month periods ended June 30, 2007 was $4.1 million. The weighted average remaining contractual term for options exercisable at June 30, 2007 was 6.6 years. The Company issues

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
new shares of common stock upon exercise of stock options. The total compensation cost (gross) related to non-vested awards not yet recognized at June 30, 2007 was $24.5 million, and the weighted-average period over which this amount is expected to be recognized is 2.7 years.
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
     The assumptions used to estimate the fair value of stock options granted under the Company’s Option Plans and stock purchase rights granted under the ESPP are as follows:

	Option Plans		ESPP
	Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected volatility	39% - 41%	46%	34%	32% to 45%
Risk-free interest rate	4.9% - 5.1%	5.02	5.07%	3.9% to 4.6%
Expected term (in years)	2.92 years	3.12 years	1 year	0.5 to 1 year
Dividend yield	0%	0%	0%	0%
     The Company estimates the fair value of stock options using a Black-Scholes option-pricing model to determine the fair value of share-based awards under SFAS 123R. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions including expected volatility, expected term and interest rates.
   Stock Repurchase Program
     On July 24, 2007, the Company’s Board of Directors approved a follow-on program for the repurchase of the Company’s common stock. The authorization under the follow-on share repurchase program is $100 million plus the remaining authorized amount for share repurchase under the share repurchase program originally authorized by the Company’s Board of Directors in November 2004 The term of the follow-on program is one year from the date of approval. As of June 30, 2007, the remaining authorized amount for share repurchase under the original program is $19.6 million. During the six month period ended June 30, 2007, the Company repurchased a total of 1.1 million shares at an aggregate purchase price of $9.7 million. There were no repurchases in the second quarter of 2007.
11. EMPLOYEE BENEFITS
  Pension Plan
     The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. The Company’s contribution to this plan is discretionary. The Company provides for a discretionary matching contribution amount which is currently 50% of the employee contribution up to a maximum of $2,000 annually for each participant. All such employer contributions vest immediately. The Company has expensed approximately $102,000 and $118,000 during the three month periods ended June 30, 2007 and 2006, respectively and $420,000 and $439,000 for the six month periods ended June 30,2007 and 2006, respectively.
   Deferred Compensation Plan
     SonicWALL has a deferred compensation plan (DCP) to provide specified benefits to, and help retain, a select group of management and highly compensated employees and directors (Participants) who contribute materially to the Company’s continued growth, development, and future business success. Under the DCP, Participants may defer up to 80% of their salary and up to 100% of their annual bonus and commission. Each Participant’s deferral account is credited with an amount equal to the net investment return of one or more equity or bond funds selected by the Participant. Amounts in a Participant’s deferral account represent an unsecured claim against the Company’s assets and are paid, pursuant to the Participant’s election, in a lump-sum or in

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
quarterly installments at a specified date during the participant’s employment or upon the Participant’s termination of employment with the Company. The Company pays for the insurance coverage provided under this plan, but does not make any contributions to this plan. At June 30, 2007, the trust assets and the corresponding deferred compensation liability were $3,674,000 and $3,540,000, respectively, and are included in other current assets and other current liabilities, respectively.
12. PENDING BUSINESS COMBINATION
     On June 12, 2007, the Company announced that a definitive agreement had been reached to acquire privately held Aventail Corporation. This acquisition closed on July 10, 2007. The total merger consideration of approximately $25 million was comprised of the following: (1) approximately $15.6 million in cash paid at closing to the former holders of Aventail Series E Preferred Stock; (2) approximately $4.6 million of cash placed in escrow at closing for eighteen months and absent any claims, payable to the former holders of Aventail Series E Preferred Stock and certain former employees and service providers of Aventail; (3) approximately $3.5 million of cash payable to former employees and service providers of Aventail, a portion of which is subject to escrow and a portion of which is subject to continued employment with SonicWALL or its subsidiaries following the closing of the Merger; and (4) the remaining amount of approximately $1.3 million for Aventail’s transaction related expenses, severance expenses, escrow representative expenses, loan fees and certain tax and working capital related obligations. In connection with the Merger, the Company also paid approximately $2.3 million in additional Aventail transaction related expenses, which was reimbursed through a working capital adjustment on the closing date. The Company funded the merger consideration from its available cash and cash equivalents.
13. NEW ACCOUNTING PRONOUNCEMENTS
     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” which will become effective in fiscal year 2008. SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value at specified election dates. The fair value measurement election is irrevocable, and subsequent changes in fair value must be recorded in earnings. The Company is currently evaluating the impact that this Statement SFAS 159 may have on its consolidated financial position, results of operations and cash flows
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures beginning in the first quarter of 2008. The Company has not yet determined the impact of this Statement SFAS 157 may have on its consolidated financial position, results of operations and cash flows.
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
Market Acceptance
     We began offering integrated security appliances in 1997, and since that time we have shipped over 1.0 millioin revenue units. When measured by units shipped, we are typically among the top three suppliers in the markets in which we compete. Our experience in serving a broad market and our installed base of customers provides us with opportunities to sell our new network security, content security, and business continuity solutions as they become available. The market acceptance of our current solutions provides our current and prospective channel partners with an increased level of comfort when deciding to offer our new solutions to their customers.
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

RESULTS OF OPERATIONS
     The following table sets forth certain consolidated financial data for the periods indicated as percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Product	50.1%	51.8%	50.2%	52.4%
License and service	49.9%	48.2%	49.8%	47.6%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Product	19.9%	21.8%	20.1%	22.1%
License and service	8.0%	7.6%	7.6%	6.9%
Amortization of purchased technology	0.9%	3.6%	0.9%	3.5%

Total cost of revenue	28.8%	33.0%	28.6%	32.5%

Gross profit	71.2%	67.0%	71.4%	67.5%

Operating expenses:
Research and development	19.3%	20.0%	19.6%	20.6%
Sales and marketing	36.5%	43.0%	37.5%	43.9%
General and administrative	10.1%	11.4%	10.9%	11.5%
Amortization of purchased intangible assets	0.1%	1.7%	0.1%	1.8%
Restructuring charges	0.0%	0.0%	0.0%	1.7%
In-process research and development	0.0%	0.0%	0.0%	1.9%

Total operating expenses	66.0%	76.1%	68.1%	81.4%

Income (loss) from operations	5.2%	(9.1%)	3.3%	(13.9%)
Interest income and other expense, net	6.5%	4.9%	6.4%	5.2%

Income (loss) before income taxes	11.7%	(4.2%)	9.7%	(8.7%)
Provision for income taxes	(4.0%)	(3.5%)	(3.3%)	(1.9%)

Net income (loss)	7.7%	(7.7%)	6.4%	(10.6%)

     For the three and six month periods ending June 30, 2007, total SFAS 123R share-based compensation cost before taxes as a percent of total revenue was 7.5% and 8.2%, respectively. For the three month period ending June 30, 2007 , the SFAS 123R share-based compensation cost was allocated as follows: 0.3% to cost of revenue, 2.5% to research and development, 2.6% to sales and marketing and 2.1% to general and administrative. For the six month period ending June 30, 2007, the SFAS 123R share-based compensation cost was allocated as follows: 0.3% to cost of revenue, 2.7% to research and development, 2.8% to sales and marketing and 2.4% to general and administrative.
     For the three and six month periods ending June 30, 2006, total SFAS 123R share-based compensation cost before taxes as a percent of total revenue was 8.3% and 7.8%, respectively. For the three month period ending June 30, 2006, the SFAS 123R share-based compensation cost was allocated as follows: 0.4% to cost of revenue, 2.9% to research and development, 2.7% to sales and marketing and 2.3% to general and administrative. For the six month period ending June 30, 2006, the SFAS 123R share-based compensation cost was allocated as follows: 0.3% to cost of revenue, 2.6% to research and development, 2.7% to sales and marketing and 2.2% to general and administrative.

Revenue (in thousands, except for percentage data)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	% Variance	2007	2006	% Variance
Product	$23,575	$22,709	4%	$46,252	$43,793	6%
Percentage of total revenue	50%	52%		50%	52%
License and service	23,489	21,105	11%	45,947	39,844	15%
Percentage of total revenue	50%	48%		50%	48%

Total revenue	$47,064	$43,814	7%	$92,199	$83,637	10%

Product Revenue
     We shipped approximately 46,000 and 91,000 revenue units, respectively, in the three and six month periods ended June 30, 2007 and 2006. The increase in product revenue for the quarter ended June 30, 2007 compared to the corresponding quarter in 2006 was primarily due to increased unit sales of the TZ and email security products and higher average selling prices in our TZ and SSL-VPN products, offset by decreased unit sales of our PRO, continuous data protection and SSL-VPN products and a decline in the average selling prices of PRO and email security products. The increase in product revenue for the six month period ended June 30, 2007 compared to the corresponding period in 2006 was primarily due to increased unit sales of our e-mail security and PRO products, an increase in the average selling price of our continuous data protection and SSL-VPN products, and combined increases in unit sales and the average selling price of our TZ products, offset by a decline in unit sales of our continuous data protection and SSL-VPN products and a decline in average selling prices of PRO and email security products.
License and Service Revenue
     License and service revenue is derived primarily from licensing of software products, such as our Global Management System, enhancements to our “SonicOS” operating system, node upgrades, sales of subscription services such as Content Filtering, Email Security, client Anti-Virus and integrated Gateway Anti-Virus, Anti-Spyware, and Intrusion Prevention, and extended service contracts, and professional services related to training, consulting, and engineering services. We have experienced significant year over year growth in license and services revenue and expect the market opportunity for our license and subscription service offerings to grow as customer awareness around the dynamic requirements of unified network threat prevention and management becomes more pervasive. In addition, there is an opportunity to sell subscription service offerings in conjunction with our product offerings in continuous data protection and email security and to our installed base of customers in the form of renewals of existing contracts along with additional services.
     In the three and six month periods ended June 30, 2007, revenue from our subscription service offerings increased to $13.9 million and $26.7 million, respectively, from $10.6 million and $19.5 million, respectively, during the corresponding periods in 2006. The increase in subscription services was primarily due to the increase of subscription services sold in conjunction with new hardware appliance sales and an increase in subscription service renewals. In the three and six month periods ended June 30, 2007, revenue from extended service contracts decreased slightly to approximately $6.8 million and $13.6 million, respectively, from $7.0 million and $13.6 million, respectively, during the same periods last year. In the three and six month periods ended June 30, 2007, license revenue decreased to $2.8 million and $5.7 million, respectively, from $3.5 million and $6.7 million, during the same periods last year. The decrease in license revenue was due primarily to reduced revenue on enhanced operating system upgrades resulting from promotional discounts associated with this product in the period as well as decreased licensing of node upgrades and VPN software, offset somewhat by the increased licensing of email security software.
Channel Data
     SonicWALL products are sold primarily through distributors who then sell our products to authorized resellers who in turn market and sell our products to end-user customers. Channel sales accounted for 99% of the total revenue in the three and six month periods ended June 30, 2007 compared to 97% for the same periods last year. Alternative Technology, Tech Data, and Ingram Micro, all of whom are technology product distributors, together accounted for approximately 51% of our revenue in the three and six month periods ended June 30, 2007, respectively, compared to 53% and 54% of our total revenue in the same periods last year.

Geographic revenue data (in thousands, except for percentage data)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	% Variance	2007	2006	% Variance
Americas	$32,460	$31,202	4%	$64,233	$59,516	8%
Percentage of total revenues	69%	71%		70%	71%
EMEA	9,948	7,914	26%	18,894	14,905	27%
Percentage of total revenues	21%	18%		20%	18%
APAC	4,656	4,698	-1%	9,072	9,216	-2%
Percentage of total revenues	10%	11%		10%	11%

Total revenues	$47,064	$43,814		$92,199	$83,637

     The increase in revenue in the Americas for the three month period ended June 30, 2007 compared to the corresponding period of 2006 was primarily due to higher sales of our comprehensive gateway security and e-mail security subscription services partially offset by a reduction in the sales of our PRO products. The Americas included sales from regions outside the United States of $942,000 and $1.6 million for the three month periods ended June 30, 2007 and 2006, respectively, and $1.7 million and $2.4 million for the six month periods ended June 30, 2007 and 2006, respectively. The increase in revenue in EMEA was primarily the result of significantly increased sales of our TZ, PRO, and e-mail security products along with increased sales of our comprehensive gateway security subscription services. The decrease in revenue in APAC was primarily due to a decline in sales of our PRO products, offset by the improved sales of our TZ products and comprehensive gateway security subscription services.
     The increase in revenue in the Americas in the six months ended June 30, 2007, compared to the corresponding period of 2006, was primarily due to increased sales of our comprehensive gateway security, e-mail security, integrated gateway anti-virus and intrusion prevention subscription services along with increased sales our TZ and e-mail security products, offset by a decline in sales of our PRO products. The increase in revenue in EMEA was primarily the result of significantly increased sales of our TZ, PRO, and e-mail security products along with increased sales of our comprehensive gateway security subscription services. The decrease in revenue in APAC in the six months ended June 30, 2007, compared to the corresponding period of 2006, was primarily due to decrease in sales of our PRO products, partially offset by increased sales of our subscription service products.
Cost of Revenue and Gross Profit
     The following table shows the cost of revenue for product and the cost of revenue for license and service (in thousands, except for percentage data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	% Variance	2007	2006	% Variance
Product	$9,353	$9,571	-2%	$18,565	$18,467	1%
License and service	3,790	3,314	14%	6,983	5,802	20%
Amortization of purchased technology	409	1,558	-74%	818	2,923	-72%

Total cost of revenue	$13,552	$14,443	-6%	$26,366	$27,192	-3%

Note — Effect of amortization of purchased technology has been excluded from product and license and service gross profit discussions below.

     The following table shows the gross profit for product and the gross profit for license and service (in thousands, except for percentage data):

	Three Months Ended June 30,				Six Months Ended June 30,
	Gross Profit Amount		Gross Profit		Gross Profit Amount		Gross Profit
	2007	2006	2007	2006	2007	2006	2007	2006
Product	$14,222	$13,138	60%	58%	$27,687	$25,326	60%	58%
License and service	19,699	17,791	84%	84%	38,964	34,042	85%	85%
Amortization of purchased technology	(409)	(1,558)	n/a	n/a	(818)	(2,923)	n/a	n/a

Total gross profit	$33,512	$29,371	71%	67%	$65,833	$56,445	71%	67%

Cost of Product Revenue and Gross profit
     Cost of product revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers, freight related fulfillment cost, amortization of purchased technology related to our acquisitions, and overhead costs associated with our manufacturing operations. Additionally, warranty costs and inventory provisions or write-downs are included in cost of product revenue. In the three and six month periods ended June 30, 2007, cost of product revenue decreased by 4.6% and 1.8%, respectively, on a per unit basis, and the number of units shipped increased by 2.4% and 2.3%, respectively, in comparison to the same periods last year. The decrease in cost on a per unit basis is the result of a change in the mix of units sold.
     Gross profit and gross profit percentage from product sales increased in the three and six month periods ended June 30, 2007 compared to the same periods last year primarily due to the combination of increased average sales prices and lower production costs per unit. We expect future product gross profit to erode to the extent that we experience downward pressure on product pricing or upward pressure on production costs. A change in the mix of product sold could also change product gross profit and gross profit percentage.
Cost of License and Service Revenue and Gross profit
     Cost of license and service revenue includes all costs associated with the production and delivery of our license and service offerings, including technical support costs related to our service contracts, royalty costs related to certain subscription offerings, personnel costs related to the delivery of training, consulting, and professional services; and cost of packaging materials and related costs paid to contract manufacturers. Cost of license and service revenue increased by 14% and 20%, respectively, in the three and six month periods ended June 30, 2007 as compared to the same periods last year, as set forth in the table above. These increases were due primarily to the technical support costs associated with a larger base of license and subscription services customers. To deliver services under these contracts, we outsource a significant portion of technical support delivery to third party service providers.
Amortization of Purchased Technology
     Amortization of purchased technology represents the amortization of existing technology acquired in our business combinations accounted for using the purchase method. Purchased technology is being amortized over the estimated useful lives of four to six years. The decrease in amortization for the three and six month periods ended June 30, 2007 as compared to the same periods last year primarily is related to the completion of the amortization of purchased technology associated with our acquisitions of Phobos Corporation (“Phobos”) and RedCreek, Inc. (“Redcreek”). The amounts for the three and six month periods ended June 30, 2007 represent amortization of purchased intangibles associated with our acquisitions of enKoo, Inc.(“enKoo”), Lasso Logic, Inc. (“Lasso Logic”) and MailFrontier, Inc. (“MailFrontier”).

     Future amortization to be included in cost of revenue based on current balance of purchased technology, absent any additional investment, is as follows (in thousands):

Fiscal Year	Cost of Revenue
2007 (third and fourth quarter)	$818
2008	1,635
2009	1,635
2010	993
2011	—
Thereafter	—

Total	$5,081

     Our gross profit has been and will continue to be affected by a variety of factors, including competition; the mix of products and services; new product introductions and enhancements; fluctuations in manufacturing volumes, the cost of components and manufacturing labor.
     Operating Expenses
     Research and Development

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except percentage data)	2007	2006	% Variance	2007	2006	% Variance
Expense	$9,077	$8,758	4%	$18,093	$17,228	5%
Percentage of total revenue	19%	20%		20%	21%
     Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment, and supplies associated with enhancing existing products and developing new products. For the three month period ended June 30, 2007, the increase in research and development costs in absolute dollars in comparison to the same period last year was primarily due to (1) an increase of $216,000 in contract labor expenses related to the localization of certain products for international markets; and (2) higher professional service expenses of $89,000 related to intellectual property matters and immigration activies.
     For the six month period ended June 30, 2007, the increase in research and development costs in absolute dollars in comparison to the same period last year was primarily due to the following: (1) increased salaries and benefits of $418,000 related to personnel added in our Shanghai office; (2) $342,000 of increased share-based compensation expense under SFAS 123R related to employee stock options and rights granted under the ESPP; and (3) an increase of $77,000 in contract labor and professional service expenses primarily due to the localization of certain products for international markets.
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

Sales and Marketing

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except percentage data)	2007	2006	% Variance	2007	2006	% Variance
Expense	$17,205	$18,858	-9%	$34,524	$36,685	-6%
Percentage of total revenue	37%	43%		38%	44%
     Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identity, costs related to customer support, travel, tradeshows, promotional and advertising costs, and related facilities costs. For the three month period ended June 30, 2007, the decline in sales and marketing expenses compared to the same period last year is primarily due to (1) decreased personnel costs, including commissions, contract labor, and other related employee benefits of approximately $1.3 million associated with the execution of the restructuring plan in the first quarter of 2006 and a reduction in contract labor expenses, and (2) a reduction in channel event and promotional activities of approximately $1.4 million due to cost control measures and the timing of various marketing programs. These decreases in sales and marketing expenses were partially offset by (1) an increase of approximately $678,000 in expenses associated with outsourced third-party activity in connection with subscription renewal services; (2) an increase of approximately $239,000 in expenses associated with our sales and marketing facilities including rent, maintenance costs, telephone, and internet connectivity; and (3) an increase of $86,000 of share-based compensation expense under SFAS 123R related to employee stock options and rights granted under the ESPP.
     For the six month period ended June 30, 2007, the decline in sales and marketing expenses compared to the same period last year is primarily due to (1) decreased personnel costs, including commissions, contract labor, and other related employee benefits, of approximately $1.8 million resulting from the execution of the restructuring plan in the first quarter of 2006 and better cost management of certain contract labor expenses, and (2) reduction in cost of channel marketing and promotional activities of approximately $1.7 million due to the discontinuation of a larger corporate marketing event, certain cost control measures and the timing of various marketing programs, and (3) a decrease in travel related expenses of approximately $353,000. These decreases in sales and marketing expenses were partially offset by 1) an increase of approximately $1.1 million in expenses associated with outsourced third-party activity in connection with subscription renewal services; and (2) an increase of $422,000 of share-based compensation expense under SFAS 123R related to employee stock options and rights granted under the ESPP; and (3) an increase of approximately $403,000 in expenses associated with our sales facilities including rent, maintenance cost, telephone, and internet connection.
General and Administrative

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except percentage data)	2007	2006	% Variance	2007	2006	% Variance
Expense	$4,750	$4,976	-5%	$10,035	$9,650	4%
Percentage of total revenue	10%	11%		11%	12%
     General and administrative expenses consist primarily of personnel costs, business insurance, corporate governance costs, professional fees, travel expenses, and related facilities costs. The decrease for the three month period ended June 30, 2007 compared to the same period last year was related to a decrease in litigation related expenses of $582,000, offset by (1) an increase in bonus expenses of approximately $212,000 resulting from achievement of performance targets, and (2) an increase in professional fees end expenses of approximately $150,000 that were associated primarily with accounting activities.
     The increase for the six month period ended June 30, 2007 compared to the same period last year was related to (1) increased compensation expense of $363,000 associated with SFAS 123R related to employee stock options and rights granted under the ESPP, (2) higher compensation expense of approximately $533,000 primarily related to an increase in bonus expense resulting from achievement of performance targets, and (3) an increase in professional fees end expenses of approximately $318,000 that were associated primarily with accounting activities. These increases in general and administrative expenses are partially offset by a decrease in litigation related expenses of $866,000.

Amortization of Purchased Intangibles

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except percentage data)	2007	2006	% Variance	2007	2006	% Variance
Expense	$55	$734	-93%	$110	$1,535	-93%
Percentage of total revenue	0%	2%		0%	2%
     Amortization of purchased intangibles represents the amortization of assets arising from contractual or other legal rights acquired in business combinations accounted for as a purchase except for amortization of existing technology which is included in cost of revenue. Purchased intangible assets are being amortized over their estimated useful lives of three to six years. The decrease in amortization expense in the three and six month periods ended June 30, 2007 compared to the same periods last year is primarily attributable to the completion of the amortization of finite-lived intangibles related to the acquisitions of Phobos, RedCreek, Lasso Logic, EnKoo, and MailFrontier.
     Future amortization to be included in operating expense based on the current balance of purchased intangibles absent any additional investment is as follows (in thousands):

Fiscal Year	Operating Expense
2007 (third and fourth quarter)	$110
2008	124
2009	105
2010	105
2011	105
Thereafter	18

Total	$567

Restructuring Charges

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except percentage data)	2007	2006	% Variance	2007	2006	% Variance
Expense	$—	$17	-100%	$—	$1,409	-100%
Percentage of total revenue	0%	0%		0%	2%
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

In-Process Research and Development

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except percentage data)	2007	2006	% Variance	2007	2006	% Variance
Expense	$—	$—	0%	$—	$1,580	-100%
Percentage of total revenue	0%	0%		0%	2%
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
Interest Income and Other Expense, Net
     Interest income and other expense, net consists primarily of interest income on our cash, cash equivalents, and short-term investments, and was $3.1 million and $2.1 million, respectively, for the three month periods ended June 30, 2007 and 2006 and $5.9 million and $4.3 million for the six month periods ended June 30, 2007 and 2006, respectively. Fluctuations in the amount of investable cash and short-term interest rates directly influence the interest income we recognize. The increase for the three and six month periods ended June 30, 2007 was primarily due to an increase in effective interest rates in our investment portfolio and higher cash balances.
Provision for Income Taxes
     The provision for income taxes in the three month periods ended June 30, 2007 and 2006 was $1.9 million and $1.5 million, respectively. At June 30, 2007, we continue to have a full valuation allowance against our deferred tax assets based upon the determination that it is more likely than not that all deferred tax assets may not be realized in the foreseeable future due to historical operating losses. The net operating loss and research and development tax credit carryovers that make up the vast majority of the deferred tax assets will expire at various dates through the year 2024.
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
LIQUIDITY AND CAPITAL RESOURCES
     We ended June 30, 2007 with $255.6 million in cash, cash equivalents, and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, an increase of $20.5 million as compared to fiscal 2006 year end. Our primary source of cash is receipts from product, license, and service revenue. The primary uses of cash are payments for the production of our products, payroll (salaries and related benefits), acquisition related activity, general operating expenses (marketing, travel, office rent), and the repurchase of shares of common stock under our share repurchase program.
Operating Activities
     Cash provided by operating activities for the six months ended June 30, 2007 totaled $29.4 million, a $12.4 million increase in comparison to the same period last year. Cash provided by operating activities was the result of the net income adjusted by non-cash items such as depreciation and amortization expense of $2.1 million, SFAS 123R related share-based compensation expense of $7.1 million, and changes in our operating assets and liabilities of $14.3 million. The main drivers of the changes in operating assets and liabilities are as follows:
▪	Accounts receivable decreased due to more effective collection efforts during the period and the timing of the collections. Our DSO in accounts receivable was 36 days at June 30, 2007 compared to 38 days for the same period last year. The decrease in

DSO at June 30, 2007 as compared to the same period last year was primarily due to effective collection efforts, the timing of shipments and billings, combined with an increase in revenue. Collection of accounts receivable and related DSO will fluctuate in future periods due to the timing and amount of our future shipments and billings, the payment terms that we extend to our customers, and the effectiveness of our collection efforts.

▪	The increase in prepaid expenses and other current assets was primarily due to (1) deferred cost of goods sold associated with products shipped on deferred revenue arrangements; (2) an increase in our Deferred Compensation asset primarily from participant contributions; (3) the upfront payments of certain expenses related to pending business combination as discussed in Note 12 of the financial statements; and (4) the prepayments of certain expenses related to business insurance and various subscription and service contracts that are typically renewed at the beginning of the calendar year.

▪	The decrease in accrued payroll and related benefits was primarily attributed to the payment of bonuses that were accrued at December 31, 2006; offset by (1) an increase in the accrual related to our Deferred Compensation plan; and (2) an increase in our vacation accrual.

▪	The increase in accounts payable is primarily due to the timing of payments to our vendors.

▪	Deferred revenue increased primarily due to increased sales of subscription services.
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
     In addition, our operating cash flows may be impacted in the future by a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, expensing of stock options, and the timing and amount of tax and the timing of payments to our vendors.
Investing Activities
     Net cash provided by investing activities for the six month period ended June 30, 2007 was $7.1 million, principally as a result of (1) the net sale and maturity of $10.0 million in short-term investments; and (2) the purchase of $3.3 million in property and equipment; and (3) an increase in restricted cash in escrow of $372,000.
     For the six month period ended June 30, 2006, net cash used in investing activities was $4.4 million, principally as a result of the net sale and maturity of $31.7 million in short-term investments offset by (1) $30.0 million used for the acquisition of MailFrontier, net of cash acquired; (2) $1.9million used to purchase property and equipment, and (3) an increase in restricted cash in escrow of $4.6 million.
Financing Activities
     Net cash used in financing activities for the six month period ended June 30, 2007 was $5.6 million, of which $4.1 million was provided by common stock issuances through option exercises or purchase of shares under the ESPP, offset by $9.7 million used to buyback common stock under the Company’s stock repurchase program.
     Net cash used in financing activities for the six month period ended June 30, 2006 was $3.5 million, consisting of $9.1 million used under our stock repurchase program, offset by $5.6 million that was provided by common stock issuances as a result of stock option and ESPP share exercises.
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
Off-Balance Sheet Arrangements and Contractual Obligations
     We do not have any debt, long-term obligations or long-term capital commitments. The following summarizes our principal contractual commitments as of June 30, 2007 (in thousands):

		Payments Due by Period
		Less Than	1 to 3	3 to 5
Contractual Obligations	Total	One Year	Years	Years
Operating lease obligations	$4,532	$642	$3,133	$757
Non-Cancelable Purchase obligations	$8,946	$8,946	—	—
     We outsource our manufacturing to third party contract manufacturers, and as of June 30, 2007, we had purchase obligations totaling $15.1 million. Of this amount, $7.9 million cannot be cancelled. We are contingently liable for any inventory owned by a contract manufacturer that becomes excess and obsolete. As of June 30, 2007, $102,000 had been accrued for excess and obsolete inventory. In addition, in the normal course of business, we had $1.0 million in other non-cancelable purchase commitments.
Recent Accounting Pronouncements
     The information contained in Note 13 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q is hereby incorporated by reference into this Part I, Item 2.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rates risk
     Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and short-term investments. In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities,” we classified our short-term investments as available-for-sale. Consequently, investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. As of June 30, 2007, our cash, cash equivalents and short-term investments included money-markets securities, corporate bonds, municipal bonds, and commercial paper which are subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates change prior to maturity.
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

     The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted average interest rates as of June 30, 2007:

	Maturing in
	Less Than	More Than
	One Year	One Year	Total
	(In thousands, except percentage data)
Short-term investments	$54,293	$144,447	$198,740
Weighted average interest rate	4.68%	5.35%
Foreign currency risk
     We consider our exposure to foreign currency exchange rate fluctuations to be minimal. We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars. For the three month period ended June 30, 2007, we earned approximately 33% of our revenue from international markets, which in the future may be denominated in various currencies. Because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. A weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future. In addition, we have minimal cash balances denominated in foreign currencies. We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.
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
Changes in Internal Control over Financial Reporting
     During the six month periods ended June 30, 2007, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

There have been no material changes from the risk factors previously disclosed in SonicWALL’s Annual Report on Form 10-K except as follows:
Sales to three major distributors account for a significant amount of our revenue, and if they or others cancel or delay purchase orders, and we are unable to offset these cancellations or delays with revenue from other purchasers, our revenue may decline and the price of our stock may fall.
     Sales to three distributors, Alternative Technologies, Tech Data, and Ingram Micro account for a significant portion of our revenue. For the three and six months ended June 30, 2007 and 2006, substantially all of our sales were to distributors and resellers as shown in the following table, expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Distributors/Resellers	99%	97%	99%	97%
     Sales through Alternative Technologies, Tech Data, and Ingram Micro for the three and six months ended June 30, 2007 and 2006 represented the following percentages of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customers	2007	2006	2007	2006
Alternative Technology	17%	16%	17%	17%
Tech Data	18%	18%	18%	19%
Ingram Micro	16%	19%	17%	18%
     For the six months ended June 30, 2007 and 2006, our top 10 distributors and resellers accounted for 69% of our total revenue.
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
     We also anticipate the sales of our solutions to certain enterprise customers will account for an increasing portion of our revenue.

     Alternative Technology, Tech Data, and Ingram Micro represented the following dollar amount and percentages of our accounts receivable balance (in millions, except for percentages):

	Three Months Ended June 30,
	Amount		Percentage
Customers	2007	2006	2007	2006
Alternative Technology	$2.4	$2.6	13%	14%
Tech Data	$0.8	$2.4	4%	13%
Ingram Micro	$3.2	$3.8	17%	20%
     The failure of distributors or enterprise customers to pay us in a timely manner could adversely affect our balance sheet, our results of operations and our creditworthiness, which could make it more difficult to conduct business.
Sales of our solutions may be adversely affected by various factors which would adversely affect our revenue.
     Sales of our solutions may be adversely affected in the future by changes in the geopolitical environment and global economic conditions; sales and implementation cycles; changes in our product mix; structural variations in sales channels; ability of our channel to absorb new product, software and service introductions; ability of our sales organization to sell into enterprise level accounts; acceptance of our solutions in the market place; and changes in our supply chain model. These changes may result in corresponding variations in order backlog. A variation in backlog levels could result in less predictability in our quarter-to-quarter net sales and operating results. Sales may also be adversely affected by fluctuations in demand, price and product competition in the markets we service, introduction and market acceptance of new technologies and new product, software or service offerings, and financial difficulties experienced by our distributors, resellers or end-users. We may, from time to time, experience manufacturing issues that create a delay in our suppliers’ ability to provide specific components resulting in delayed shipments. To the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods when we and our suppliers are operating at higher levels of capacity, it is possible that revenue could be adversely affected for a quarter or longer.
Acquisitions could be difficult to integrate, disrupt our business, dilute shareholder value and the products and services acquired may not be accepted by the market. As a result, our operating results would be adversely affected.
     We are continually reviewing the market for possible corporate opportunities and we may announce acquisitions or investments in other companies, products, or technologies in the future. As part of each transaction, we will be required to integrate operations, train, retain, and motivate the personnel of these entities. We may be unable to maintain uniform standards, controls, information technology systems, procedures and policies across our entire enterprise and if the products and services released as a result of these acquisitions experience quality problems or are otherwise not accepted by the market, we may suffer a loss of confidence by our distributors, resellers and end users and sales of these products and services will not meet expectations. As a consequence, these acquisitions may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers, and strategic partners.
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
     Our future effective tax rates may be adversely affected by a number of factors including changes in the valuation of our deferred tax assets; our ability to use net operating losses of acquired companies to the fullest extent; increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions; changes in share-based compensation expense; and changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles. Any significant increase in our future effective tax rates could adversely impact net income for future periods.

We must be able to hire and retain sufficient qualified employees or our business will be adversely affected.
     Our success depends in part on our ability to hire and retain key engineering, operations, finance, information systems, customer support, and sales and marketing personnel. Our employees may leave us at any time, and we have continuing challenges in retaining employees from acquired companies. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products, software and services. We cannot assure you that we will be able to hire and retain a sufficient number of qualified personnel to meet our business needs.
We may be unable to adequately protect our intellectual property proprietary rights, which may limit our ability to compete effectively.
     We currently rely on a combination of patent, trademark, copyright, and trade secret laws, confidentiality provisions and other contractual provisions to protect our intellectual property. Our intellectual property program consists of an on-going patent disclosure and application process, the purchase of intellectual property assets from others including intellectual property assets from acquisition activity,and the licensing of intellectual property from others. We plan to continue our aggressive plan to build our intellectual property portfolio. Despite our efforts to protect our intellectual property, unauthorized parties may misappropriate or infringe our intellectual property. We plan to aggressively pursue any such misappropriation or infringement of our intellectual property. Our patent applications may not result in the issuance of any patents. Even if we obtain the patents we are seeking, that will not guarantee that our patent rights will be valuable, create a competitive barrier, or will be free from infringement. Furthermore, if any patent is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.
If our transition of certain technical support activities to India is not completed in a timely and efficient manner, our support costs may increase and our ability to support our customers may be adversely affected.
     We have undertaken a transition of certain technical support activities to a facility located in Pune, India. In addition, we have acquired a technical support facility located in Bangalore, India. As part of the transition, we have established a subsidiary in India, entered into a long-term lease for facilities in India to support the effort, and have commenced hiring employees. If we are unable to recruit or retain qualified technical personnel or are unable to build the necessary corporate infrastructure in a timely and efficient manner or are unable to effectively integrate the technical support functions located in Pune and Bangalore, the costs associated with the transition may be greater than anticipated and our ability to provide technical support to our customers may be adversely affected. If this happens, our financial performance will suffer.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) None.
     (b) None.
     (c) Issuer Purchases of Equity Securities (in thousands, except per-share amounts)
     On July 24, 2007, the Company’s Board of Directors approved a follow-on program, for the repurchase of the Company’s common stock. The authorization under the follow-on share repurchase program is $100.0 million plus the remaining authorized amount for share repurchase under the share repurchase program originally authorized by the Company’s Board of Directors in November, 2004. The term of the program is for one year from the date of approval. As of June 30, 2007, the remaining authorized amount for stock repurchase under the original program is $19.6 million.
     There were no repurchases in the second quarter of 2007. The aggregate purchase price of the common stock repurchased were $9.7 million and $9.1 million, respectively, for the six month periods ended June 30, 2007 and 2006. As of June 30, 2007, the Company had repurchased and retired 11.7 million shares of our common stock at an average price of $6.85 per share for an aggregate purchase price of $80.4 million under the share repurchase program originally authorized by the Company’s Board of Directors in November, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Annual Meeting of Shareholders held on June 14, 2007, our shareholders elected the slate of eight candidates nominated by our Board of Directors, approved the Performance Bonus Plan and the Amendment to the 1999 ESPP, and ratified the selection of Armanino McKenna LLP as the independent registered public accountants of the Company for the fiscal year ending December 31, 2007. Of the 64,699,285 shares of common stock outstanding as of the record date of April 20, 2007, a total of 59,741,323 shares were present in person or by proxy, approximately 92% of the total outstanding shares of the Company, representing a sufficient number of shares to constitute a quorum. Votes were cast as follows:
Proposal 1. Election of Directors:

Director	Votes	Votes Withheld
Charles Berger	58,432,234	1,309,089
Charles D. Kissner	58,709,575	1,031,748
Keyur A. Patel	56,713,234	3,028,089
Cary H. Thompson	58,730,017	1,011,306
David W. Garrison	56,715,044	3,025,999
Matthew Medeiros	58,773,206	968,117
John C. Shoemaker, Chairman	56,715,044	3,026,279
Edward F. Thompson	58,733,765	1,007,558
Proposal 2. Approval of Performance Bonus Plan:

For	Against	Abstain
47,522,472	2,028,978	89,690
Proposal 3. Approval of Amendment to 1999 ESPP to Increase Number of Shares:

For	Against	Abstain
42,457,714	6,917,171	266,255
Proposal 4. Ratification of Armanino McKenna LLP as Independent Registered Public Accountants:

For	Against	Abstain
59,632,008	70,403	38,912
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a)-, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California.

SONICWALL, INC.

By:	/s/ Robert D. Selvi

Robert D. Selvi
Chief Financial Officer
Dated: August 8, 2007

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