Form 10-Q
period 2007-09-30
SONICWALL INC
filed 2007-11-07
CIK 1093885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2007
OR
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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at October 31, 2007
Common Stock, no par value	62,098,938 Shares

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SONICWALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006 (1)
	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$31,044	$25,927
Short-term investments	198,055	209,251
Accounts receivable, net	22,507	23,205
Inventories	5,128	5,210
Prepaid expenses and other current assets	8,436	10,888
Total current assets	265,170	274,481

Property and equipment, net	7,816	4,085
Goodwill	145,853	130,399
Purchased intangibles and other assets, net	25,458	7,326
Total assets	$444,297	$416,291

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,895	$6,677
Accrued payroll and related benefits	17,352	13,593
Other accrued liabilities	6,267	9,900
Deferred revenue	80,611	61,622
Income taxes payable	2,638	162
Total current liabilities	116,763	91,954

Deferred revenue, non current	10,873	6,269
Other accrued liabilities, non-current	5,050	-
Total liabilities	132,686	98,223

Shareholders' Equity:
Common stock, no par value	446,804	453,409
Accumulated other comprehensive loss, net	(1,322)	(1,197)
Accumulated deficit	(133,871)	(134,144)
Total shareholders' equity	311,611	318,068
Total liabilities and shareholders' equity	$444,297	$416,291

(1)	Amounts as of December 31, 2006 have been derived from the audited financial statements as of the same date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
	(Unaudited)
Revenue:
Product	$25,389	$24,087	$71,641	$67,880
License and service	25,597	21,103	71,544	60,947
Total revenue	50,986	45,190	143,185	128,827
Cost of revenue:
Product	10,148	10,210	28,713	28,677
License and service	4,167	3,228	11,150	9,030
Amortization of purchased technology	698	1,501	1,516	4,424
Total cost of revenue	15,013	14,939	41,379	42,131
Gross profit	35,973	30,251	101,806	86,696
Operating expenses:
Research and development	10,838	8,391	28,930	25,480
Sales and marketing	20,023	17,782	54,547	54,467
General and administrative	5,808	5,418	15,842	15,207
Amortization of purchased intangible assets	302	767	413	2,302
Restructuring charges	-		-	1,409
In-process research and development	1,930	-	1,930	1,580
Total operating expenses	38,901	32,358	101,662	100,445
Income (loss) from operations	(2,928)	(2,107)	144	(13,749)
Interest income and other expense, net	2,974	2,621	8,845	6,931
Income (loss) before income taxes	46	514	8,989	(6,818)
Provision for income taxes	(342)	(2,756)	(3,373)	(4,377)
Net income (loss)	$(296)	$(2,242)	$5,616	$(11,195)
Net income (loss) per share:
Basic	$(0.00)	$(0.03)	$0.09	$(0.17)
Diluted	$(0.00)	$(0.03)	$0.08	$(0.17)
Shares used in computing net income (loss) per share:
Basic	64,458	65,329	64,853	64,873
Diluted	64,458	65,329	67,424	64,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$5,616	$(11,195)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,002	8,287
Adjustment of goodwill	-	(377)
In-process research and development	1,930	1,580
Share-based compensation expense related to employee stock options and ESPP	10,383	9,707
Change in allowance for doubtful accounts and others	(169)	16
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	4,650	(2,658)
Inventories	324	(1,680)
Prepaid expenses and other current assets	(1,987)	(358)
Other assets	85	(26)
Accounts payable	2,801	2
Accrued payroll and related benefits	65	2,025
Accrued restructuring	-	(671)
Other accrued liabilities	(1,955)	5,352
Deferred revenue	18,447	16,049
Income taxes payable	2,317	3,313
Net cash provided by operating activities	46,509	29,366
Cash flows from investing activities:
Purchase of property and equipment	(5,000)	(2,386)
Cash paid for acquisitions, net of cash acquired	(25,269)	(29,502)
Change in restricted cash in escrow	49	(4,630)
Maturity and sale of short-term investments	246,591	167,780
Purchase of short-term investments	(235,520)	(174,319)
Net cash used in investing activities	(19,149)	(43,057)
Cash flows from financing activities:
Issuance of common stock under employee stock options and purchase plans	7,184	14,343
Repurchase of common stock	(29,427)	(9,117)
Net cash provided by (used in) financing activities	(22,243)	5,226
Net increase (decrease) in cash and cash equivalents	5,117	(8,465)
Cash and cash equivalents at beginning of period	25,927	42,593
Cash and cash equivalents at end of period	$31,044	$34,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Other Comprehensive	Accumulated	Total Shareholders'
Nine Months Ended September 30, 2006	Shares	Amount	Income (Loss)	Deficit	Equity
Balance at December 31, 2005	65,026,138	440,172	(1,367)	(118,635)	320,170
Issuance of common stock upon exercise of stock options	2,058,805	12,197			12,197
Issuance of common stock in connection with Employee Stock Purchase Plan (ESPP)	414,156	2,146			2,146
Stock options assumed in connection with acquisition		109			109
Share-based compensation		9,707			9,707
Repurchase of common stock	(1,273,000)	(8,622)		(495)	(9,117)
Comprehensive loss:
Change in unrealized loss on investment securities, net of taxes			217		217
Net loss				(11,195)	(11,195)
Total comprehensive loss					(10,978)
Balance at September 30, 2006	66,226,099	455,709	(1,150)	(130,325)	324,234

			Other		Total
	Common Stock		Comprehensive	Accumulated	Shareholders'
Nine Months Ended September 30, 2007	Shares	Amount	Income (Loss)	Deficit	Equity
Balance at December 31, 2006	65,385,629	453,409	(1,197)	(134,144)	318,068
Issuance of common stock upon exercise of stock options	776,383	4,454			4,454
Issuance of common stock in connection with the ESPP	378,908	2,730			2,730
Share-based compensation		10,383			10,383
Repurchase of common stock	(3,451,200)	(24,172)		(5,255)	(29,427)
Cumulative effect of adoption of FIN 48 (See Note 9)				(88)	(88)
Comprehensive income:
Change in unrealized loss on investment securities, net of taxes			(125)		(125)
Net income				5,616	5,616
Total comprehensive income					5,491
Balance at September 30, 2007	63,089,720	446,804	(1,322)	(133,871)	311,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements prepared by SonicWALL, Inc. (the “Company”), are unaudited and reflect all adjustments which are normal, recurring and, in the opinion of management, necessary for a fair statement of the financial position and the results of operations of the Company for the interim periods presented.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The condensed consolidated statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.  The information included in this report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006, as set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2007.

2.  CONSOLIDATION

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the Company and its wholly−owned subsidiaries.  All intercompany accounts and transactions have been eliminated.

3.  CRITICAL ACCOUNTING POLICIES

There have been no material changes to any of the Company’s critical accounting policies and critical accounting estimates as disclosed in its annual report on From 10-K for the year ended December 31, 2006.

4.  ACQUISITIONS

On July 10, 2007, the Company completed the acquisition of 100% of the outstanding shares of Aventail Corporation (“Aventail”) for approximately $25.6 million in purchase consideration, consisting of cash of approximately $23.6 million, $2.0 million in direct transaction costs incurred in connection with the acquisition, and stock options assumed.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141), this transaction was accounted for as a purchase business combination.  The Company acquired Aventail to complement and extend its current  SSL-VPN product offering.

The unaudited pro forma combined condensed consolidated financial statements of SonicWALL have been prepared on the basis of assumptions relating to the allocation of consideration paid to the acquired assets and liabilities of Aventail.  The preliminary allocation of the purchase price is based upon the fair value of the assets acquired and liabilities assumed.  The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been allocated to the identified intangible assets in accordance with the requirements of SFAS 141 and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142).

The preliminary allocation of the purchase price was based, in part, upon a valuation, and the estimates and assumptions used therein are subject to changes.  The table below sets forth the estimated fair values of the assets acquired and liabilities assumed as of the closing balance sheet date of July 10, 2007 (in thousands):

         SONICWALL, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

        (UNAUDITED)

Fair Market Values (in thousands)
Cash and cash equivalents	$352
Accounts receivable, net	3,764
Inventories	241
Prepaid expenses and other current assets	661
Property and equipment, net	825
In-process research and development	1,930
Goodwill	15,454
Intangible assets:
Existing technology	6,940
Customer relationships	7,920
Other Assets	235
Total assets acquired	38,322

Accounts payable and other current liabilities	1,253
Accrued compensation	3,695
Deferred revenue	5,146
Loan payable	2,607
Total liabilities assumed	12,701
Net assets acquired	$25,621

Pursuant to the terms of the Merger Agreement, 744,043 stock options held by employees of Aventail were assumed by SonicWALL.  The fair value as of the acquisition date of these stock options assumed, using the Black-Scholes valuation method, was $2.2 million.  There were no options vested as of the acquisition date thus the purchase price component related to the assumption was zero. The total fair value of $2.2 million will be recognized as compensation cost over the requisite service period.

The acquired purchased technology and customer relationships will be amortized over their estimated useful life of six and eight years, respectively.

The Company's methodology for allocating a portion of the purchase price for purchase acquisitions to in-process research and development (“IPR&D”) is determined through established valuation techniques in the high-technology internet security industry.  IPR&D is expensed upon acquisition because technological feasibility has not been established and no future alternative use exist.  Total IPR&D expense of $1.9 million was charged to product development expenses on the date the assets were acquired.

         SONICWALL, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

        (UNAUDITED)

The results of operations of Aventail have been included in the Company’s consolidated financial statements subsequent to the date of acquisition.  The financial information in the table below summarizes the combined results of operations of SonicWALL and Aventail, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total revenue	$51,318	$49,335	$153,444	$142,038
Pro forma net income (loss)	$674	$(4,737)	$1,644	$(17,899)
Pro forma net income (loss) per share - basic	$0.01	$(0.07)	$0.03	$(0.28)
Pro forma net income (loss) per share - diluted	$0.01	$(0.07)	$0.02	$(0.28)

Reported net income (loss)	$(296)	$(2,242)	$5,616	$(11,195)
Reported net income (loss) per share - basic	$(0.00)	$(0.03)	$0.09	$(0.17)
Reported net income (loss) per share - diluted	$(0.00)	$(0.03)	$0.08	$(0.17)

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented.  The pro forma financial information for the three and nine months ended September 30, 2007 exclude a charge of $1.9 million for IPR&D.  The pro forma financial information for the three and nine months ended September 30, 2007 and September 30, 2006 include amortization charges from acquired intangible assets.

5.  GOODWILL and PURCHASED INTANGIBLES

The following table presents the changes in goodwill (in thousands):

	September 30,
	2007	2006
Balance as of beginning of the period	$130,399	$109,005
MailFrontier acquisition	-	28,163
Aventail acquisition	15,454	-
Adjustment	-	381
Balance as of end of the period	$145,853	$137,549

    SFAS 142 requires that goodwill and certain intangible assets with an indefinite useful life be reviewed for impairment on an annual basis.  In addition, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.  The Company periodically evaluates if there are any events or indicators that would require an impairment assessment of the carrying value of the goodwill between each annual impairment assessment.  For the three and nine month periods ended September 30, 2007, no indicators of goodwill impairment were identified.  The Company has elected to perform its annual impairment analysis during the fourth quarter of each year.

         SONICWALL, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

        (UNAUDITED)

Intangible assets consist of the following (in thousands):

		September 30, 2007			December 31, 2006
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Purchased technology	69 months	$41,411	$(30,088)	$11,323	$34,471	$(28,573)	$5,898
Non-compete agreements	36 months	7,249	(7,201)	48	7,249	(7,115)	134
Customer base	77 months	26,690	(18,554)	8,136	18,770	(18,227)	543
Other	16 months	500	(500)	-	500	(500)	-
Total intangibles		$75,850	$(56,343)	$19,507	$60,990	$(54,415)	$6,575

Estimated future intangible amortization expense to be included in both cost of revenue and operating expense is as follows (in thousands):

Fiscal Year		Cost of Revenue	Operating Expense
2007	(fourth quarter)	$698	$303
2008		2,792	1,114
2009		2,792	1,095
2010		2,149	1,095
2011		1,157	1,095
Thereafter		1,735	3,482
Total		$11,323	$8,184

6.  NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$(296)	$(2,242)	$5,616	$(11,195)
Denominator:
Weighted average shares used to compute basic EPS	64,458	65,329	64,853	64,873
Effect of dilutive securities:
Dilutive common stock equivalents	-	-	2,571	-
Weighted average shares used to compute diluted EPS	64,458	65,329	67,424	64,873
Net income (loss) per share:
Basic	$(0.00)	$(0.03)	$0.09	$(0.17)
Diluted	$(0.00)	$(0.03)	$0.08	$(0.17)

         SONICWALL, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

        (UNAUDITED)

For the nine month period ended September 30, 2007, potentially dilutive securities of approximately 5.5 million shares consisting of options with a weighted average exercise price of $9.87, have not been considered in the computation of net income per share as these options’ exercise prices were greater than the average market price of common shares for the period.  In addition, 2.8 million potentially dilutive shares were excluded in the computation of net loss per share for the three month period ended September 30, 2007 because of our net loss position during this period.

        For the nine month period ended September 30, 2006, potentially dilutive securities of approximately 393,000 shares consisting of options with a weighted average exercise price of $25.22, have not been considered in the computation of net loss per share as these options’ exercise prices were greater than the average market price of common shares for the period.  In addition, 3.3 million and 2.8 million potentially dilutive shares were excluded in the computation of net loss per share for the three and nine month periods ended September 30, 2006, respectively, because of our net loss position during these periods.

7.  INVENTORIES

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

8.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company’s corporate headquarters and executive offices are located in approximately 86,000 square feet of office space in Sunnyvale, California under a lease that expires in September 2009. The lease provides for one five(5) year renewal option. In September 2007, as part of its growth strategy, the Company signed a new lease agreement for office space of approximately 32,000 square feet in Tempe, Arizona.  The lease term is for seven and one-half (7.5) years and expires in March 2015.  The Company also leases approximately 19,000 square feet of office space in Pune, India to carry out certain technical support activities.  The lease term is for a period of ten (10) years commencing on February 2007 with a lock in period of three (3) years, after which either party to the contract can terminate the lease upon ninety (90) days notice.  With the acquisition of Aventail Corporation, the Company assumed a five-year lease for approximately 20,000 square feet of office space located in Seattle, Washington.  This lease expires in February 2012.   Additional sales and support offices are leased worldwide under leases that expire at various dates ranging from 2008 to 2017.

Future minimum lease commitments at September 30, 2007 under all non-cancelable operating leases with an initial term in excess of one year were as follows (in thousands):

2007 (fourth quarter)	$608
2008	2,442
2009	2,140
2010	1,772
2011	1,788
$8,750

         SONICWALL, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

        (UNAUDITED)

Purchase Commitments

The Company outsources its manufacturing function to third party contract manufacturers, and as of September 30, 2007, it had purchase obligations totaling $16.7 million.  Of this amount, $10.1 million cannot be canceled.  The Company is contingently liable for any inventory owned by a contract manufacturer that becomes excess and obsolete.  As of September 30, 2007, $102,000 had been accrued for excess and obsolete inventory at its third party contract manufacturer.  In addition, in the normal course of business, the Company had $910,000 in other non-cancelable purchase commitments.

Product Warranties

The Company’s standard warranty period for hardware is one to two years and includes repair or replacement obligations for units with product defects.  The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates.  If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required.  The Company concluded that no adjustment to pre-existing warranty accruals were necessary in the nine month periods ended September 30, 2007 and 2006.  A reconciliation of the changes to the Company’s warranty accrual as of September 30, 2007 and 2006 is as follows (in thousands):

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
Beginning balance	$811	$800
Accruals for warranties issued	602	706
Settlements made during the period	(684)	(449)
Ending balance	$729	$1,057

Guarantees and Indemnification Agreements

The Company enters into standard indemnification agreements in its ordinary course of business.  As part of its standard distribution agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products, software or services.  The indemnification agreements commence upon execution of the agreement and do not have specific terms.  The maximum potential amount of future payments the Company could be required to make under these agreements is not limited.  The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the Company believes the estimated fair value of these agreements is minimal.

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

         SONICWALL, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

        (UNAUDITED)

Legal Proceedings

On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000.  Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s.  All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin.  On April 19, 2002, plaintiffs filed an amended complaint.  The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings.  On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards.  On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice.  On February 19, 2003, the Court denied the motion to dismiss the Company’s claims.  A tentative agreement has been reached with plaintiffs' counsel and the insurers for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims.  Papers formalizing the settlement among the plaintiffs, issuer defendants, including SonicWALL, and insurers were presented to the Court on September 14, 2004.  The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court.  On July 14, 2004, underwriter defendants filed with the Court a memorandum in opposition to plaintiff’s motion for preliminary approval of the settlement with defendant issuers and individuals.  Plaintiffs and issuers subsequently filed papers with the Court in further support of the settlement and addressing issues raised in the underwriter’s opposition.  On February 15, 2005, the Court granted preliminary approval of the settlement, subject to the parties fulfilling certain conditions.  To address the concerns raised by the Court, the parties submitted revised settlement documents that contained a more limited “bar order” that would not preclude claims by the underwriters for indemnification for an issuer pursuant to the IPO underwriting agreement.  On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement.  In December 2006, the Second Circuit Court of Appeals reversed the class certification decision of the District Court in six (6) focus cases.  The Second Circuit Court of Appeals also denied rehearing.  In June 2007, the District Court signed a stipulation terminating the settlement approval process.  Counsel for plaintiffs are seeking certification of a narrower class and counsel for underwriters and plaintiffs are briefing the issue of whether the appeals court ruling that the original class should not have been certified applies to non-focus cases, and whether the ruling re-started the statute of limitations running on class claims in those actions.  If the litigation against the Company continues, the Company believes it has a meritorious defense and intends to defend the case vigorously.  No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency.  As a result, no loss has been accrued in the Company’s financial statements as of September 30, 2007.

On March 13, 2006, eSoft, Inc. (“eSoft”) filed a complaint captioned eSoft, Inc. v. SonicWALL, Inc., No. 06-CV-00445, in the United States District Court for the District of Colorado.  The Complaint alleged that the Company has willfully infringed, actively induced the infringement of and/or knowingly contributorily infringed U.S. Patent No. 6,961,773 (the “773 Patent”) and sought  (1) a judgment that the Company has willfully infringed, actively induced the infringement and/or knowingly contributorily infringed the patent, (2) the award of an unspecified amount of trebled damages, together with expenses, costs and attorneys’ fees and (3) permanent injunctive relief restraining and enjoining the Company from infringing the patent. At essentially the same time, eSoft filed complaints against five (5) other defendants alleging infringement of the 773 Patent.  In response to a motion to re-examine filed with the patent office by defendants in two of the other cases, the Company filed a motion to stay proceedings pending the results of the re-examination process.  eSoft joined in that motion and on February 12, 2007, the Court granted our motion for stay.  The length of time that the stay will remain in effect is uncertain.  As a result, no loss has been accrued in the Company’s financial statements as of September 30, 2007.

Additionally, the Company is party to routine litigation incident to its business.  The Company believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial statements taken as a whole or its results of operations, financial position, and cash flows.

         SONICWALL, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

        (UNAUDITED)

9.  INCOME TAXES

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109).  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company adopted FIN 48 effective January 1, 2007.  In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties as a component of tax expense.  As a result of the implementation of FIN 48, the Company recognized an $88,000 increase in liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

The Company has unrecognized tax benefits of approximately $2.7 million as of January 1, 2007, of which $2.7 million, if recognized, would result in a reduction of the Company's effective tax rate.  Accrued interest and penalties are immaterial at the date of adoption and as of September 30, 2007.  Such amounts are included in the unrecognized tax benefits.  The Company recorded an increase of its unrecognized tax benefits of approximately $173,000 as of September 30, 2007.  The Company is subject to audit by the IRS and California Franchise Tax Board for all years since 2002.

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

The Company has had a full valuation allowance against its net deferred tax assets for all periods presented because the Company determined that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future due to historical operating losses.  The deferred tax assets related to the acquired companies, if and when realized, will reduce the amount of goodwill and intangibles recorded at the date of acquisition.  Valuation allowances have been recorded for this portion of these deferred tax assets as a result of the uncertainties regarding realization of the assets based upon the limitation on the use of the net operation losses in the future.  For the nine month period ended September 30, 2007, the Company’s income before income taxes was earned in domestic and foreign jurisdictions.

10.  SHAREHOLDERS’ EQUITY

1999 Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (ESPP) is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount.  Each offering period is for one year and consists of two six-month purchase periods.  Offering periods begin on August 1 and February 1.  The purchase price for shares of common stock under the ESPP is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or the last day of each purchase period.

At their annual meeting on June 14, 2007, the Company’s shareholders voted to increase the number of shares authorized for issuance under the ESPP by 1,500,000 shares and extend the term of the ESPP to July 31, 2017.  The total shares currently reserved for issuance under the ESPP is 4,025,000 shares.  At September 30, 2007, 1,688,278 shares were available for future issuance under the ESPP.

         SONICWALL, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

        (UNAUDITED)

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

The following table summarizes the Company’s first, second and third quarter option activity under the Option Plans:

		Options Outstanding
	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2006	791,563	16,657,520	$6.85
Authorized	2,615,425	-
Granted	(2,559,998)	2,559,998	8.77
Exercised	-	(226,394)	6.04
Canceled	279,459	(284,590)	7.40
Balance at March 31, 2007	1,126,449	18,706,534	7.11
Granted	(243,900)	243,900	8.25
Exercised	-	(218,574)	6.02
Canceled	317,019	(317,619)	7.58
Balance at June 30, 2007	1,199,568	18,414,241	7.13
Assumed in acquisition	-	744,043	8.44
Granted	(201,282)	201,282	8.63
Exercised	-	(331,415)	5.35
Canceled	383,277	(399,427)	7.91
Balance at September 30, 2007	1,381,563	18,628,724	$7.21

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value

$0.30 – $ 0.30	1,234	7.8	$0.30	$10,403	330	$0.30	$2,782
$0.94 – $ 1.41	24,332	2.1	1.37	178,971	12,513	1.35	92,311
$1.42 – $ 1.42	4,144	2.0	1.42	30,293	4,144	1.42	30,293
$2.87 – $ 4.28	3,028,099	5.4	3.43	16,039,331	3,028,099	3.43	16,039,331
$4.93 – $ 7.34	4,563,645	6.6	5.87	13,043,828	3,251,377	5.85	9,366,235
$7.47 – $11.09	10,740,660	8.5	8.34	5,274,643	3,865,153	8.06	2,887,257
$11.26 – $16.49	43,610	3.1	13.77	-	43,610	13.77	-
$17.03 – $18.79	103,000	3.8	17.94	-	103,000	17.94	-
$29.75 – $29.75	20,000	2.6	29.75	-	20,000	29.75	-
$45.56 – $45.57	100,000	2.8	45.56	-	100,000	45.56	-

Total	18,628,724	7.4	$7.21	$34,577,469	10,428,226	$6.54	$28,418,209

         SONICWALL, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

        (UNAUDITED)

   The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $8.73 as of September 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.  The total number of in-the-money options exercisable as of September 30, 2007 was approximately 9.4 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of sales	$135	$186	$393	$438
Research and development	1,075	1,292	3,593	3,466
Sales and marketing	1,081	1,330	3,691	3,611
General and administrative	971	1,294	3,142	3,103
Share-based compensation expense	$3,262	$4,102	$10,819	$10,618

The weighted average grant-date fair value of options granted for the three month periods ended September 30, 2007, and 2006 was $2.96 and $3.46 per share, respectively.  The total fair value of shares vested during the three month period ended September 30, 2007 was $3.0 million.  The total intrinsic value of options exercised during the three month period ended September 30, 2007 was $1.2 million.  The total cash received from employees as a result of employee stock option exercises and employee stock plan purchases during the three month period ended September 30, 2007 was $3.0 million.  The weighted average grant-date fair value of options granted for the nine month periods ended September 30, 2007, and 2006 was $2.87 and $3.10 per share, respectively.  The total fair value of shares vested during the nine month periods ended September 30, 2007 was $10.0 million.  The total intrinsic value of options exercised during the nine month periods ended September 30, 2007 was $2.2 million.  The total cash received from employees as a result of employee stock option exercises and employee stock plan purchases during the nine month periods ended September 30, 2007 was $7.2 million.  The weighted average remaining contractual term for options exercisable at September 30, 2007 was 6.4 years.  The Company issues new shares of common stock upon exercise of stock options.  The total compensation cost (gross) related to non-vested awards not yet recognized at September 30, 2007 was $23.0 million, and the weighted-average period over which this amount is expected to be recognized is 2.7 years.

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

The assumptions used to estimate the fair value of stock options granted under the Company’s Option Plans and stock purchase rights granted under the ESPP are as follows:

	Option Plans		ESPP
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected volatility	39% to 41%	42%	30.3% to 34.4%	36% to 40%
Risk-free interest rate	3.95% to 5.12%	4.8% to 4.9%	4.06% to 5.07%	3.7% to 5.3%
Expected term (in years)	2.92 years	3.12 years	0.5 year	0.5 to 1 year
Dividend yield	0%	0%	0%	0%

         SONICWALL, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

        (UNAUDITED)

Stock Repurchase Program

On July 24, 2007, the Company’s Board of Directors approved a follow-on program for the repurchase of the Company’s common stock.  The authorization under the follow-on share repurchase program is $100 million plus approximately $19.6 million remaining under the share repurchase program originally authorized by the Company’s Board of Directors in November 2004.  The term of the follow-on program is one year from the date of approval.  As of September 30, 2007, the remaining authorized amount for stock repurchase is $99.9 million.  During the nine month period ended September 30, 2007, the Company repurchased a total of 3.5 million shares at an aggregate purchase price of $29.4 million.

11.  EMPLOYEE BENEFITS

Pension Plan

The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees.  The Company’s contribution to this plan is discretionary.  The Company provides for a discretionary matching contribution amount which is currently 50% of the employee contribution up to a maximum of $2,000 annually for each participant.  All such employer contributions vest immediately.  The Company has expensed approximately $106,000 and $61,000 during the three month periods ended September 30, 2007 and 2006, respectively and $526,000 and $500,000 for the nine month periods ended September 30, 2007 and 2006, respectively.

Deferred Compensation Plan

SonicWALL has a deferred compensation plan (DCP) to provide specified benefits to, and help retain, a select group of management and highly compensated employees and directors (Participants) who contribute materially to the Company’s continued growth, development, and future business success.  Under the DCP, Participants may defer up to 80% of their salary and up to 100% of their annual bonus and commission.  Each Participant’s deferral account is credited with an amount equal to the net investment return of one or more equity or bond funds selected by the Participant.  Amounts in a Participant’s deferral account represent an unsecured claim against the Company’s assets and are paid, pursuant to the Participant’s election, in a lump-sum or in quarterly installments at a specified date during the participant’s employment or upon the Participant’s termination of employment with the Company.  The Company pays for the insurance coverage provided under this plan, but does not make any contributions to this plan.  At September 30, 2007, the trust assets and the corresponding deferred compensation liability were $3,865,000 and $4,052,000, respectively, and are included in other current assets and other current liabilities, respectively.

12.  NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159).  SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value.  The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has not yet determined the impact of this Statement SFAS 159 may have on its consolidated financial position, results of operations and cash flows.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements which relate to future events or our future financial performance.  In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology.  In addition, forward-looking statements in this document include, but are not limited to, those regarding the dedication of resources to develop new products and services and marketing those products and services to channel partners and customers, the introduction of more service offerings on our platforms as a vehicle to generate additional revenue from our installed base of products; our ability to deliver comprehensive and profitable solutions to our channel partners, the level of comfort of our channel partners in offering our solutions to their customers, the growth of the Network Security, Secure Content Management and Business Continuity markets, the impact of a failure to achieve greater international sale, our  ability to maintain and enhance current product lines, develop new products, maintain technological competitiveness and meet the expanding range of customer requirements; the growth opportunity presented by selling to larger end customers through our indirect channel;  our ability to deliver comprehensive solutions to channel partners, the positive characteristics of our software license and service revenue model on future revenue growth;  impact of service renewal rates on lowering selling and marketing expense, our ability to achieve increased incremental revenue per transaction through success of our software license and service revenue model, the impact of IT spending on demand for our products and services, the current and likely future impact of share based compensation expense as required by SFAS 123R on reported operating results, anticipated revenue contributions of new products including continuous data protection, email security and SSL-VPN products and related services;  our ability to successfully introduce new products and services; pricing pressures on our solution based offerings; anticipated higher gross margins associated with our license and service offerings; the future predictability of our revenue stream; the probability of realization of all deferred tax assets; our ability to sustain success in targeted vertical markets; assessment of future effective tax rates and the continued need for a valuation allowance; the potential for product gross margins to erode based upon changes in product mix, downward pressure on product pricing or upward pressure on production costs, the impact of product mix on product gross profits; our ability to maintain investment in current and future product development and enhancement efforts, the introduction of new products and the broadening of existing product offerings, the rate of change of general and administrative expenses,  the ability of our contract manufacturers to meet our requirements; the belief that existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months; factors potentially impacting operating cash flows in future periods;  and the impact of litigation on future liquidity and capital reserves. These statements are only predictions, and they are subject to risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth herein under the heading “Risk Factors”  and also under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission.  References to “we,” “our,” and “us” refer to SonicWALL, Inc. and its subsidiaries.

Overview

SonicWALL provides network security, content security, and business continuity solutions for businesses of all sizes.  Our solutions are typically deployed at the edges of networks.  These networks are often aggregated into broader distributed deployments to support companies that do business in multiple physical locations, interconnect their networks with trading partners, or support a mobile or remote workforce.  Our solutions are sold in over 50 countries worldwide.

We generate revenue primarily from the sale of four items: (1) products, (2) software licenses, (3) subscriptions for services such as content filtering, anti-virus protection and intrusion prevention, offsite data backup, email protection, and (4) other services such as extended warranty and service contracts, training, consulting and engineering services.

We currently outsource our hardware manufacturing and assembly to contract manufacturers.  Flash Electronics manufactures and assembles many of our products at facilities in both the U.S. and China.  SerComm Corporation of Taiwan manufactures and assembles certain of our products at facilities located in Taiwan.Outsourcing our manufacturing and assembly enables us to reduce fixed overhead and personnel costs and to provide flexibility in meeting market demand.

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

 Market Acceptance

We began offering integrated security appliances in 1997, and since that time we have shipped over 1.1 million revenue units.  When measured by units shipped, we are typically among the top three suppliers in the markets in which we compete.  Our experience in serving a broad market and our installed base of customers provides us with opportunities to sell our new network security, content security, and business continuity solutions as they become available.  The market acceptance of our current solutions provides our current and prospective channel partners with an increased level of comfort when deciding to offer our new solutions to their customers.

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

Our Opportunities, Challenges, and Risks

We serve substantial and growing markets for network security, content security, and business continuity.  Our goal is to deliver comprehensive and profitable solutions to our channel partners which address their customers' needs.  We pursue the creation of these solutions through a blend of organic and inorganic growth strategies including internal development efforts, licensing and OEM opportunities, and acquisition of other companies.  To the extent that these efforts result in solutions which fit well with our channel and end-users, we would expect to generate increasing sales.  To the extent that these efforts are not successful, we would expect to see loss of sales and/or increased expenses without commensurate return.

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

Growth in Distributed Enterprises

We believe that sales through our indirect channel to larger end-customers (primarily distributed enterprises) represents a growth opportunity for the company.  Our percentage of revenues from such customers does not represent the same degree of penetration of that segment as we have achieved with small to medium sized businesses.  We believe that a significant opportunity exists to grow our revenue by increasing our penetration rate with this segment by leveraging the company’s technological and channel strengths.

If we fail to establish competitive products and services for this segment, or fail to develop the correct channel partners and resources, the percentage of our revenue derived from distributed enterprises will not increase, and may, in fact, decrease.

License and Services Revenue

We believe that the software license and services component of our revenue has several characteristics that are positive for our business as a whole: our license and services revenue is associated with a higher gross profit than our product revenue; the subscription services component of license and services revenue is recognized ratably over the services period, and thus provides, in the aggregate, a more predictable revenue stream than product revenue, which is generally recognized at the time of the sale; and to the extent that we are able to achieve good renewal rates, we have the opportunity to lower our selling and marketing expenses attributable to that segment. We have increased the rate at which we have been able to sell our services to both our installed base and in conjunction with our new solution sales.  As a result, we have been able to generate incremental revenue out of each product transaction.  We expect the percentage of our total revenue from software licenses and services to continue to grow.  However, should we not achieve reasonable rates of selling services to our installed base or as part of new solution sales, or realize lower subscription service renewal rates, we risk having our revenue concentrated in more unpredictable product and license sales.

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

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated financial data for the periods indicated as percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Product	49.8%	53.3%	50.0%	52.7%
License and service	50.2%	46.7%	50.0%	47.3%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	19.9%	22.6%	20.1%	22.3%
License and service	8.1%	7.1%	7.8%	7.0%
Amortization of purchased technology	1.4%	3.3%	1.0%	3.4%
Total cost of revenue	29.4%	33.1%	28.9%	32.7%
Gross profit	70.6%	66.9%	71.1%	67.3%
Operating expenses:
Research and development	21.2%	18.6%	20.2%	19.8%
Sales and marketing	39.3%	39.3%	38.1%	42.3%
General and administrative	11.4%	12.0%	11.1%	11.8%
Amortization of purchased intangible assets	0.6%	1.7%	0.3%	1.8%
Restructuring charges	0.0%	0.0%	0.0%	1.1%
In-process research and development	3.8%	0.0%	1.3%	1.2%
Total operating expenses	76.3%	71.6%	71.0%	78.0%
Income (loss) from operations	(5.7%)	(4.7%)	0.1%	(10.7%)
Interest income and other expense, net	5.8%	5.8%	6.2%	5.4%
Income (loss) before income taxes	0.1%	1.1%	6.3%	(5.3%)
Provision for income taxes	(0.7%)	(6.1%)	(2.4%)	(3.4%)
Net income (loss)	(0.6%)	(5.0%)	3.9%	(8.7%)

  For the three and nine month periods ending September 30, 2007, total SFAS 123R share-based compensation cost before taxes as a percent of total revenue was 6.4% and 7.6%, respectively.  For the three month period ending September 30, 2007 , the SFAS 123R share-based compensation cost was allocated as follows: 0.3% to cost of revenue, 2.1% to research and development, 2.1% to sales and marketing and 1.9% to general and administrative.  For the nine  month period ending September 30, 2007, the SFAS 123R share-based compensation cost was allocated as follows: 0.3% to cost of revenue, 2.5% to research and development, 2.6% to sales and marketing and 2.2% to general and administrative.

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

Revenue (in thousands, except for percentage data)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	% Variance	2007	2006	% Variance

Product	$25,389	$24,087	5%	$71,641	$67,880	6%
Percentage of total revenue	50%	53%		50%	53%
License and service	25,597	21,103	21%	71,544	60,947	17%
Percentage of total revenue	50%	47%		50%	47%
Total revenue	$50,986	$45,190	13%	$143,185	$128,827	11%

Product Revenue

We shipped approximately 47,000 and 53,000 revenue units, respectively, in the three month periods ended September 30, 2007 and 2006, and 143,000 and 147,000 revenue units, respectively, in the nine month periods ended September 30, 2007 and 2006.  The increase in product revenue for the quarter ended September 30, 2007 compared to the corresponding quarter in 2006 was primarily due to increased unit sales of the continuous data protection and PRO products and higher average selling prices in our continuous data protection products along with unit sales of SSL-VPN  products that were not available in the corresponding period of 2006, offset by decreased unit sales of our TZ products due to the transition from the discontinued TZ 170 to the successor TZ 180 products. The increase in product revenue for the nine month period ended September 30, 2007 compared to the corresponding period in 2006 was primarily due to increased unit sales of our continuous data protection, e-mail security, and SSL-VPN products, an increase in the average selling price of our continuous data protection and SSL-VPN products along with unit sales of SSL-VPN products acquired as part of the Aventail transaction  that were not available in the corresponding period of 2006, offset by a decline in unit sales of our PRO and TZ products and a decrease in average selling prices of email security and PRO products.

License and Service Revenue

License and service revenue is derived primarily from (1) licensing of software products, such as our Global Management System, enhancements to our “SonicOS” operating system, node upgrades, email security license, and site-to-site back-up licenses, and (2) sales of subscription services such as Content Filtering, Email Security, client Anti-Virus, integrated Gateway Anti-Virus, Anti-Spyware, and Intrusion Prevention, and extended service contracts, and professional services related to training, consulting, and engineering services.  We have experienced significant year over year growth in license and services revenue and expect the market opportunity for our license and subscription service offerings to grow as customer awareness around the dynamic requirements of unified network threat prevention and management becomes more pervasive.  In addition, there is an opportunity to sell subscription service offerings in conjunction with our product offerings in continuous data protection and email security and to our installed base of customers in the form of renewals of existing contracts along with additional services.

In the three and nine month periods ended September 30, 2007, revenue from our subscription service offerings increased to $14.7 million and $41.4 million, respectively, from $11.2 million and $30.7 million, respectively, during the corresponding periods in 2006.  The increase in subscription services was primarily due to the increase of subscription services sold in conjunction with new hardware appliance sales and an increase in subscription service renewals.  In the three and nine month periods ended September 30, 2007, revenue from extended service contracts was approximately $8.3 million and $21.9 million, respectively, compared to $6.6 million and $20.2 million, respectively, during the same periods last year.  In the three and nine month periods ended September 30, 2007, license revenue decreased to $2.6 million and $8.3 million, respectively, from $3.2 million and $9.9 million, during the same periods last year.  The decrease in license revenue was due primarily to reduced revenue from enhanced operating system upgrades resulting from promotional discounts associated with this product.

   Channel Data

SonicWALL products are sold primarily through distributors who then sell our products to authorized resellers who in turn market and sell our products to end-user customers.  Channel sales accounted for 97% and 99%, respectively, of the total revenue in the three and nine month periods ended September 30, 2007 compared to 99% and 98%, respectively, for the same periods last year.  Alternative Technology, Tech Data, and Ingram Micro, all of whom are technology product distributors, collectively accounted for approximately 50% and 51%, respectively, of our revenue in the three and nine month periods ended September 30, 2007, respectively, compared to 54% of our total revenue in the same periods last year.

Geographic revenue data (in thousands, except for percentage data)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	% Variance	2007	2006	% Variance

Americas	$35,719	$32,507	10%	$99,952	$92,023	9%
Percentage of total revenues	70%	71%		70%	71%
EMEA	9,829	8,501	16%	28,725	23,406	23%
Percentage of total revenues	19%	18%		20%	18%
APAC	5,438	4,182	30%	14,508	13,398	8%
Percentage of total revenues	11%	11%		10%	11%
Total revenues	$50,986	$45,190		$143,185	$128,827

The increase in revenue in the Americas for the three month period ended September 30, 2007 compared to the corresponding period of 2006 was primarily due to increased product revenue, higher sales of extended service contracts and increased sales of our comprehensive gateway security and email security subscription services, offset by a reduction in sales of client anti-virus subscription services.  The Americas included sales from regions outside the United States and Canada of $652,000 and $811,000 for the three month periods ended September 30, 2007 and 2006, respectively, and $2.0 million and $2.4 million for the nine month periods ended September 30, 2007 and 2006, respectively.  The increase in revenue in EMEA was primarily the result of increased sales of our comprehensive gateway security, email subscription, gateway anti-virus and intrusion prevention subscription services combined with higher sales of extended service contracts.  The increase in revenue in APAC was primarily due to an increase in product sales and higher sales of our comprehensive gateway security subscription services.

The increase in revenue in all regions in the nine months ended September 30, 2007, compared to the corresponding period of 2006, was primarily due to increased sales of our comprehensive gateway security, e-mail security, integrated gateway anti-virus and intrusion prevention subscription services offset by a decline in sales of client anti-virus subscription services and a decrease in license revenue. For the Americas and EMEA, there was also an increase in product sales which contributed to the growth in revenue in those regions.

Cost of Revenue and Gross Profit

The following table shows the cost of revenue for product and the cost of revenue for license and service (in thousands, except for percentage data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	% Variance	2007	2006	% Variance

Product	$10,148	$10,210	-1%	$28,713	$28,677	0%
License and service	4,167	3,228	29%	11,150	9,030	23%
Amortization of purchased technology	698	1,501	-53%	1,516	4,424	-66%
Total cost of revenue	$15,013	$14,939	0%	$41,379	$42,131	-2%

Note — Effect of amortization of purchased technology has been excluded from product and license and service gross profit discussions below.

The following table shows the gross profit for product and the gross profit for license and service (in thousands, except for percentage data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Gross Profit Amount		Gross Profit		Gross Profit Amount		Gross Profit
	2007	2006	2007	2006	2007	2006	2007	2006

Product	$15,241	$13,877	60%	58%	$42,928	$39,203	60%	58%
License and service	21,430	17,875	84%	85%	60,394	51,917	84%	85%
Amortization of purchased technology	(698)	(1,501)	n/a	n/a	(1,516)	(4,424)	n/a	n/a
Total gross profit	$35,973	$30,251	71%	67%	$101,806	$86,696	71%	67%

Cost of Product Revenue and Gross profit

Cost of product revenue includes costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers, freight, related fulfillment cost, amortization of purchased technology related to our acquisitions, and overhead costs associated with our manufacturing operations.  Additionally, warranty costs and inventory provisions or write-downs are included in cost of product revenue.  In the three and nine month periods ended September 30, 2007, cost of product revenue increased by approximately 13% and 3%, respectively, on a per unit basis, and the number of units shipped decreased by approximately 12% and 3%, respectively, in comparison to the same periods last year.  The increase in cost on a per unit basis can be attributed to the higher per unit cost of the Aventail products and the change in the mix of units sold.

Gross profit and gross profit percentage from product sales increased in the three and nine month periods ended September 30, 2007 compared to the same periods last year primarily due to the combination of increased average sales prices and lower production costs per unit.  We expect future product gross profit to erode to the extent that we experience downward pressure on product pricing or upward pressure on production costs.  A change in the mix of product sold could also change product gross profit and gross profit percentage.

Cost of License and Service Revenue and Gross profit

Cost of license and service revenue includes costs associated with the production and delivery of our license and service offerings, including technical support costs related to our service contracts, royalty costs related to certain subscription offerings, personnel costs related to the delivery of training, consulting, and professional services; and cost of packaging materials and related costs paid to contract manufacturers.  Cost of license and service revenue increased by 29% and 23%, respectively, in the three and nine month periods ended September 30, 2007 as compared to the same periods last year, as set forth in the table above.  These increases were due primarily to the technical support costs associated with a larger base of license and subscription services customers.

Amortization of Purchased Technology

Amortization of purchased technology represents the amortization of existing technology acquired in our business combinations accounted for using the purchase method.  Purchased technology is being amortized over the estimated useful lives of four to six years.  The decrease in amortization for the three month period ended September 30, 2007 as compared to the same period last year is due to the completion of the amortization of purchased technology associated with our acquisition of Phobos Corporation (“Phobos”) of approximately $1.1 million partially offset by the amortization of purchased technology associated with the Aventail acquisition of approximately $289,000.  The decrease in amortization for the nine month period ended September 30, 2007 as compared to the same period last year primarily is related to the completion of the amortization of purchased technology associated with our acquisitions of Phobos of approximately $3.3 million partially offset by the amortization of purchased technology associated with the acquisition of Aventail of approximately $289,000.  The amounts for the three and nine month periods ended September 30, 2007  represent amortization of purchased intangibles associated with our acquisitions of enKoo, Inc.(“enKoo”), Lasso Logic, Inc. (“Lasso Logic”), MailFrontier, Inc. (“MailFrontier”) and Aventail.

Future amortization to be included in cost of revenue based on current balance of purchased technology, absent any additional investment, is as follows (in thousands):

Fiscal Year		Cost of Revenue
2007	(fourth quarter)	$698
2008		2,792
2009		2,792
2010		2,149
2011		1,157
Thereafter		1,735
Total		$11,323

Our gross profit has been and will continue to be affected by a variety of factors, including competition; the mix of products and services; new product introductions and enhancements; fluctuations in manufacturing volumes, the cost of components and manufacturing labor.

Operating Expenses

Research and Development

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands, except percentage data)	2007	2006	% Variance	2007	2006	% Variance

Expense	$10,838	$8,391	29%	$28,930	$25,480	14%
Percentage of total revenue	21%	19%		20%	20%

Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment, and supplies associated with enhancing existing products and developing new products.  For the three month period ended September 30, 2007, the increase in research and development costs in comparison to the same period last year was primarily due to (1) increased salaries and benefits of $1.5 million resulting primarily from increased headcount related to the Aventail acquisition; (2) higher prototyping charges associated with the development of new products and technologies of $325,000; (3) increased information service costs allocated to product development of $306,000;  (4) higher professional service expenses of $160,000 related to intellectual property matters and immigration related activity; and (5) increase in travel related expenses of $124,000.

For the nine month period ended September 30, 2007, the increase in research and development costs in comparison to the same period last year was primarily due to the following: (1) increased salaries and benefits of $2.1 million resulting primarily from increased headcount related to Aventail acquisition; (2) $385,000 of increased share-based compensation expense under SFAS 123R related to employee stock options and rights granted under the ESPP; (3) higher prototyping charges associated with the development of new products and technologies of $347,000; (4) increased information service costs allocated to product development of $321,000; and (4) an increase of $248,000 in contract labor and professional service expenses primarily due to the localization of certain products for international markets.

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

Sales and Marketing

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands, except percentage data)	2007	2006	% Variance	2007	2006	% Variance

Expense	$20,023	$17,782	13%	$54,547	$54,467	0%
Percentage of total revenue	39%	39%		38%	42%

Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identity, costs related to customer support, travel, tradeshows, promotional and advertising costs, and related facilities costs.  For the three month period ended September 30, 2007, the increase in sales and marketing expenses compared to the same period last year is primarily due to (1) increased personnel costs, including commissions, contract labor, and other related employee benefits of approximately $2.1 million associated with the acquisition of Aventail and higher contract labor charges; (2) an increase in travel related costs of approximately $516,000; and 3) an increase of approximately $308,000 in expenses associated with our sales and marketing facilities including rent, maintenance costs, telephone, and internet connectivity. These increases in sales and marketing expenses were partially offset by (1) a decline of approximately $321,000 in expenses associated with outsourced third-party activity in connection with subscription renewal services; and (2) a decrease of $249,000 of share-based compensation expense under SFAS 123R related to employee stock options and rights granted under the ESPP.

For the nine month period ended September 30, 2007, the slight increase in sales and marketing expenses compared to the same period last year is primarily due to (1) an increase of approximately $757,000 in expenses associated with outsourced third-party activity in connection with subscription renewal services; (2) an increase of approximately $711,000 in expenses associated with our sales and marketing facilities including rent, maintenance costs, telephone, and internet connectivity; and (3) increased personnel costs, including commissions, contract labor, and other related employee benefits, of approximately $441,000 resulting from acquisition of Aventail and the execution of the restructuring plan in the first quarter of 2006. These increases in sales and marketing expenses were partially offset by (1) a reduction in cost of channel marketing and promotional activities of approximately $1.7 million due to lower advertising costs, certain cost control measures and the timing of various marketing programs; and (2) a decline of approximately $135,000 in cost associated with recruitment of personnel.

General and Administrative

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands, except percentage data)	2007	2006	% Variance	2007	2006	% Variance

Expense	$5,808	$5,418	7%	$15,842	$15,207	4%
Percentage of total revenue	11%	12%		11%	12%

General and administrative expenses consist primarily of personnel costs, business insurance, corporate governance costs, professional fees, travel expenses, and related facilities costs.  The increase for the three month period ended September 30, 2007 compared to the same period last year was related to (1) an increase in personnel costs of approximately $798,000 primarily due to the acquisition of Aventail and increased bonus expenses resulting from achievement of performance targets; (2) an increase in professional fees end expenses of approximately $286,000 that were associated primarily with accounting activities; and (3) an increase of approximately $273,000 in expenses associated with our facilities including rent, maintenance costs, telephone, and internet connectivity.  These increases are partially offset by (1) a reduction in litigation related expenses of approximately $487,000; (2) lower compensation expense of $325,000 associated with SFAS 123R related to employee stock options and rights granted under the ESPP; and (3) a reduction in our contract labor and services costs of approximately $142,000.

The increase for the nine month period ended September 30, 2007 compared to the same period last year was related to (1) higher compensation expense of approximately $1.3 million primarily due to higher salaries related to the acquisition of Aventail and increased bonus expense resulting from achievement of performance targets; and (2) an increase in professional fees and expenses of approximately $603,000 that were associated primarily with accounting activities.  These increases in general and administrative expenses were partially offset by a decrease in litigation related expenses of $1.3 million.

Amortization of Purchased Intangibles

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands, except percentage data)	2007	2006	% Variance	2007	2006	% Variance

Expense	$302	$767	-61%	$413	$2,302	-82%
Percentage of total revenue	1%	2%		0%	2%

Amortization of purchased intangibles included in operating  expensesrepresents the amortization of assets arising from contractual or other legal rights acquired in business combinations and excludes for amortization of acquired developed technology which is included in cost of revenue.  Purchased intangible assets are being amortized over their estimated useful lives of three to eight years.  The decrease in amortization expense in the three month period ended September 30, 2007 compared to the same period last year is primarily due to the completion of the amortization of finite-lived intangibles related to the acquisition of Phobos of approximately $698,000 partially offset by the new amortization of acquired intangibles from Aventail Corporation of approximately $248,000.

The decrease for the nine month period ended September 30, 2007 compared to the same period last year is primarily attributable to the completion of the amortization of finite-lived intangibles related to the acquisition of Phobos of approximately $2.1 million partially offset by approximately $248,000 related to the amortization of acquired intangibles resulting from the Aventail acquisition.

Future amortization to be included in operating expense based on the current balance of purchased intangibles absent any additional investment is as follows (in thousands):

Fiscal Year		Operating Expense
2007	(fourth quarter)	$303
2008		1,114
2009		1,095
2010		1,095
2011		1,095
Thereafter		3,482
Total		$8,184

Restructuring Charges

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands, except percentage data)	2007	2006	% Variance	2007	2006	% Variance

Expense	$-	$-	-100%	$-	$1,409	-100%
Percentage of total revenue	0%	0%		0%	1%

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

In-Process Research and Development

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands, except percentage data)	2007	2006	% Variance	2007	2006	% Variance

Expense	$1,930	$-	0%	$1,930	$1,580	22%
Percentage of total revenue	4%	0%		1%	1%

Our methodology for allocating the purchase price for purchase acquisitions to in-process research and development (“IPR&D”) is determined through established valuation techniques and analysis, as applied in the high-technology internet security industry.  The IPR&D for the three month period ended September 30, 2007 is from the Aventail acquisition. The IPR&D expense in 2006 is from the MailFrontier acquisition.  IPR&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. These IPR&D expenses were charged to product development expenses on the date the assets were acquired.

Interest Income and Other Expense, Net

Interest income and other expense, net consists primarily of interest income on our cash, cash equivalents, and short-term investments, and was $3.0 million and $2.6 million, respectively, for the three month periods ended September 30, 2007 and 2006 and $8.8 million and $6.9 million for the nine month periods ended September 30, 2007 and 2006, respectively.  Fluctuations in the amount of invested cash and short-term interest rates directly influence the interest income we recognize. The increase for the three and nine month periods ended September 30, 2007 was primarily due to an increase in effective interest rates in our investment portfolio.

Provision for Income Taxes

The provision for income taxes in the three month periods ended September 30, 2007 and 2006 was $342,000 and $2.8 million, respectively, and $3.4 million and $4.4 million for the nine month periods ended September 30, 2007 and 2006, respectively.  At September 30, 2007, we continue to have a full valuation allowance against our deferred tax assets based upon the determination that it is more likely than not that all deferred tax assets may not be realized in the foreseeable future due to historical operating losses.  The net operating loss and research and development tax credit carryovers that make up the vast majority of the deferred tax assets will expire at various dates through the year 2024.

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

LIQUIDITY AND CAPITAL RESOURCES

We ended September 30, 2007 with $229.1 million in cash, cash equivalents, and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, a decrease of $6.1 million as compared to fiscal 2006 year end.  Our primary source of cash is receipts from product, license, and service revenue.  The primary uses of cash are payments for the production of our products, payroll (salaries and related benefits), acquisition related activity, general operating expenses (marketing, travel, office rent), and the repurchase of shares of common stock under our share repurchase program.

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2007 totaled $46.5 million, a $17.1 million increase in comparison to the same period last year.  Cash provided by operating activities was the result of the net income adjusted by non-cash items such as SFAS 123R related share-based compensation expense of $10.4 million, depreciation and amortization expense of $4.0 million, in-process research and development expense of $1.9 million, and changes in our operating assets and liabilities of $24.7 million.  The main drivers of the changes in operating assets and liabilities are as follows:

▪
Accounts receivable decreased due to the timing of the collections.  Our DSO in accounts receivable was 40 days at September 30, 2007 compared to 34 days for the same period last year.  The increase in DSO at September 30, 2007 as compared to the same period last year was primarily due to the timing of shipments and billings, combined with an increase in revenue.  Collection of accounts receivable and related DSO will fluctuate in future periods due to the timing and amount of our future shipments and billings, the payment terms that we extend to our customers, and the effectiveness of our collection efforts.

▪
The increase in prepaid expenses and other current assets was primarily due to (1) deferred cost of goods sold associated with products shipped on deferred revenue arrangements; (2) an increase in our Deferred Compensation asset primarily from participant contributions.

▪	The increase in accounts payable is primarily due to the timing of payments to our vendors.

▪	Deferred revenue increased primarily due to increased sales of subscription services.

For the nine months period ended September 30, 2006, cash provided by operating activities was the result of the net loss adjusted by non-cash items such as depreciation and amortization expense of $8.3 million, SFAS 123R related share-based compensation expense of $9.7 million, in-process research and development expense of $1.6 million and changes in our operating assets and liabilities of $21.3 million.

In addition, our operating cash flows may be impacted in the future by a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, expensing of stock options, and the timing and amount of tax and the timing of payments to our vendors.

Investing Activities

Net cash used in investing activities for the nine month period ended September 30, 2007 was $19.1 million, principally as a result of (1) the acquisition of Aventail Corporation for $25.3 million, net of cash acquired; (2) the net sale and maturity of $11.1 million in short-term investments; (3) the purchase of $5.0 million in property and equipment; and (4) an increase in restricted cash in escrow of $49,000.

For the nine month period ended September 30, 2006, net cash used in investing activities was $43.1 million, principally as a result of (1) $6.5 million net purchase of short-term investments; (2) $29.5 million acquisition of MailFrontier, net of cash acquired; (3) $2.4 million purchase of property and equipment; and (4) $4.6 million increase in restricted cash in escrow.

Financing Activities

Net cash used in financing activities for the nine month period ended September 30, 2007 was $22.2 million, of which $29.4 million used to buyback common stock under the Company’s stock repurchase program, partially offset by $7.2 million provided by common stock issuances through option exercises or purchase of shares under the ESPP.

Net cash provided by financing activities was $7.1 million for the nine month period ended September 30, 2006 consisting of $14.3 million that was provided by common stock issuances as a result of stock option and employee stock purchase plan share exercises, offset by $9.1 million used under our stock repurchase program.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have any debt, long-term obligations or long-term capital commitments. The following summarizes our principal contractual commitments as of September 30, 2007 (in thousands):

		Payments Due by Period
		Less Than	1 to 3	3 to 5
Contractual Obligations	Total	One Year	Years	Years
Operating lease obligations	$8,750	$608	$6,354	$1,788
Non-Cancelable Purchase obligations	$10,326	$10,326	-	-

We outsource our manufacturing function to third party contract manufacturers, and as of September 30, 2007 we had purchase obligations totaling $16.7 million. Of this amount, $10.1 million cannot be cancelled. We are contingently liable for any inventory owned by a contract manufacturer that becomes excess and obsolete. As of September 30, 2007, $102,000 had been accrued for excess and obsolete inventory. In addition, in the normal course of business we had $910,000 in other non-cancelable purchase commitments.

Recent Accounting Pronouncements

The information contained in Note 12 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q is hereby incorporated by reference into this Part I, Item 2.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rates risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and short-term investments.  In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities,” we classified our short-term investments as available-for-sale.  Consequently, investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.  As of September 30, 2007, our cash, cash equivalents and short-term investments included money-markets securities, auction rate certificates, asset-backed securities, corporate bonds, municipal bonds, and commercial paper which are subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates change prior to maturity.

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

The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted average interest rates as of September 30, 2007:

	Maturing in
	Less Than	More Than
	One Year	One Year	Total
	(In thousands, except percentage data)
Short-term investments	$40,279	$157,776	$198,055
Weighted average interest rate	5.21%	5.57%

Foreign currency risk

We have exposure to foreign currency exchange rate fluctuations.  We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars.  For the three month period ended September 30, 2007, we earned approximately 31% of our revenue from international markets, which in the future may be denominated in various currencies.  Because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency.  A weakened dollar could continue to increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies.  Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility.  As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets.  Although we will continue to monitor our exposure to currency fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future.  In addition, we have minimal cash balances denominated in foreign currencies.  We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.

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

Changes in Internal Control over Financial Reporting

During the nine month periods ended September 30, 2007, there have not been any changes in our  internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth in the section entitled “Legal proceedings” in Note 8 of Part I, Item 1 of this Form 10-Q is hereby incorporated by reference.

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Information Related to Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A of SonicWALL’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 14, 2007.  There have been no material changes from the risk factors previously disclosed in SonicWALL’s Annual Report on Form 10-K with the exception of changes filed on Form 10-Q for the quarterly period ended June 30, 2007 under Part II – Item 1A “Risk Factors” as filed with the SEC on August 8, 2007 :

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities (in thousands, except per-share amounts)

On July 24, 2007, the Company’s Board of Directors approved a follow-on program, for the repurchase of the Company’s common stock.  The authorization under the follow-on share repurchase program is $100.0 million plus approximately $19.6 million remaining under the share repurchase program originally authorized by the Company’s Board of Directors in November, 2004.  The term of the program is for one year from the date of approval.  As of September 30, 2007, the remaining authorized amount for stock repurchase is $99.9 million.

	(in thousands, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2007 to July 31, 2007	None	None	None	$119,614
August 1, 2007 to August 31, 2007	1,255	$8.39	1,255	$109,081
September 1, 2007 to September 30, 2007	1,056	$8.69	1,056	$99,900
Total	2,311		2,311

The aggregate purchase price of the common stock repurchased were $29.4 million and $9.1 million, respectively, for the nine month periods ended September 30, 2007 and 2006.  As of September 30, 2007, the Company had repurchased and retired 14.0 million shares of our common stock at an average price of $7.12 per share for an aggregate purchase price of $100.1 million under the share repurchase program originally authorized by the Company’s Board of Directors in November, 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a)-, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Lease dated September 25, 2007 between Registrant, as Tenant, and TMC-3011 S 52nd ST, LLC, as Landlord.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California.

SONICWALL, INC.

By:                                   /s/ Robert D. Selvi
Robert D. Selvi
Chief Financial Officer

Dated: November 7, 2007

INDEX TO EXHIBITS

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a)-, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Lease dated September 25, 2007 between Registrant, as Tenant, and TMC-3011 S 52nd ST, LLC, as Landlord.