Form 10-K
period 2007-12-31
SONICWALL INC
filed 2008-03-10
CIK 1093885

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2007
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
(408) 745-9600
(Registrant’s Telephone Number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, no par value	The NASDAQ Stock Market LLC (The Nasdaq Global Select Market)
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of June 30, 2007, the aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the NASDAQ Global Market on that date) was approximately $556,885,053. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of February 28, 2008, there were 60,474,810 shares of the Registrant’s Common Stock outstanding. This is the only outstanding class of common stock of the Registrant.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain portions of the registrant’s proxy statement for its 2008 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this Form 10-K.

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
PART I
ITEM 1. Business
Overview
          SonicWALL designs, develops, manufactures, and sells network security, content security, and business continuity solutions for businesses of all sizes. Our products are designed to provide secure Internet access to both wired and wireless broadband customers, enable secure Internet-based connectivity for distributed organizations, inspect the content entering and leaving our customers networks, protect organizations against inbound and outbound email threats, and provide business continuity in the case of data or connectivity loss. We believe our security appliances and software provide high-performance, robust, reliable, easy-to-use, and affordable security solutions for our customers. Additionally, our Internet security products are designed to make our customers more productive and more mobile, while still maintaining a high level of security. As of December 31, 2007, we have sold more than 1.2 million of our Internet security appliance platforms worldwide. We also sell value-added services for our security appliances, including content filtering, anti-spam protection, client anti-virus protection, integrated gateway anti-virus, anti-spyware, email protection, offsite data backup, and intrusion prevention on a subscription basis and license software packages such as our Global Management System (“GMS”) and our Global VPN Client. Our GMS solutions enable distributed enterprises and service providers to manage and monitor a large number of SonicWALL Internet security appliances and deploy our security software and services from a central location thereby reducing staffing requirements, increasing the speed of deployment and lowering costs. Our Global VPN Client provides mobile users with a simple, easy-to-use solution for securely accessing the network. In July 2007, we completed the acquisition of Aventail, Inc. (“Aventail”), a leader in enterprise-class SSL VPN secure remote access products. The Aventail acquisition extends SonicWALL market leading SSL VPN solutions to higher end customers, giving SonicWALL a fully scalable line of secure remote access products that accommodate all class of users from SMB to enterprise class customers.
          Our products and services are sold, and software licensed, through a two tiered distribution model; first to distributors and then to resellers, who provide solutions using our products, services, and software to end-user customers.
          SonicWALL, Inc. was incorporated in California in 1991 as Sonic Systems. The company name was changed to SonicWALL, Inc. in August 1999. References in this report to “we,” “our,” “us,” and “the Company” refer to SonicWALL, Inc. Our principal executive offices are located at 1143 Borregas Avenue, Sunnyvale, California 94089, and our telephone number is (408) 745-9600.
Industry Background
          Businesses and consumers access the Internet for a wide variety of uses including communications, information gathering, and commerce. Businesses and enterprises of all sizes have accepted the Internet as a critical yet affordable means of achieving global reach and brand awareness, allowing access and shared information among a large number of geographically dispersed employees, customers, suppliers, and business partners. The Internet has become a particularly attractive solution for small and medium size businesses due to its cost effectiveness and ease-of-use. Larger enterprises also connect their internal networks to the Internet allowing for greater and quicker communications and expanded operations. Many of today’s larger enterprises also have branch offices, mobile workers, and telecommuters who connect electronically through the Internet to the corporate office and each other. The Internet has also become a vital tool of information access and communication for schools, libraries, government agencies, and other institutions.

     Increasing Use of Broadband Access Technologies
          The connection speed by which individuals and businesses and enterprises of all sizes connect to the Internet is increasing. Small to medium enterprises, branch offices, and consumers are shifting from dial-up connections to substantially faster and always connected broadband technologies such as digital subscriber lines (“DSL”) and cable Internet access. Larger enterprises are moving from T1 connectivity to T3 connectivity and in some cases to OC-3 or Ethernet connectivity. At the same time, the prevalence and speed of wireless access to the Internet has also substantially increased. These broadband connections allow for substantially faster Internet access among many simultaneous users. Additionally, as Internet access speeds increase, both network bandwidth and network traffic speeds have significantly increased, further reflecting the ubiquity and the importance of the Internet to business operations.
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
          SSL-VPN is an approach designed to connect any user from anywhere to any resource reliably and conveniently, with enhanced levels of security. SSL-VPN does not establish a network-layer connection between users and the VPN gateway. Rather, connections are established at the transport layer. The Web browser on the user’s device provides the means for establishing an encrypted tunnel between the user’s device and the SSL-VPN gateway. Through a Web browser, users can access applications and resources behind the gateway. SSL-VPN solutions were originally designed for large enterprises with a feature set and price that exceeded SMB needs and means. This situation is changing with a new generation of SSL-VPN product offerings specifically designed to meet the remote access needs of SMBs at affordable prices.
     Need for Anti-Virus, Intrusion Prevention and Content Filtering Solutions
          The Computer Security Institute Computer Crime and Security Survey published in 2004 reported the two most common forms of attack or abuse were virus outbreaks and insider abuse of network access. In addition to lost productivity, companies, their partners, and customers are vulnerable to severe financial losses. This reality has been underscored by the rapid infection of many users through widespread and highly publicized virus outbreaks affecting business networks around the globe. At the same time, we believe that issues such as loss of employee productivity, liability concerns, and network bandwidth constraints continue to fuel the growth of content filtering. Enterprises are deploying anti-virus protection, content filtering, and intrusion prevention solutions across the enterprise and expending technical resources to keep these defenses updated against the latest virus threats and objectionable or inappropriate content.
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
Strategy
          Our goal is to build on our leadership position in Internet security by continuing the transition of our Company to a comprehensive provider of integrated network security, content security, and business continuity solutions. We plan to accomplish our goal by focusing on value innovation, the process whereby we deliver solutions with price-performance advantages.
     Key elements of our strategy include:
•	Global Growth. We plan to focus our investment in those geographical areas that can sustain rates of growth consistent with our business objectives. Part of our global growth initiative also includes taking advantage of supply chain improvements wherever possible. We believe that this type of alignment of our resources will strengthen our global position.

•	Continue to Bring New Products to the Market. We use our internal product design and development and integration expertise to produce solutions that deliver value to our end-users.

•	Cost Reduction. We intend to be vigorous in our pursuit to lower costs in all aspects of our business. Supply chain improvements and continual business process improvement are key components of this initiative. We believe that the associated cost reductions will strengthen our market position and assist us in penetrating new markets.

•	Strengthen Our Indirect Channel. Our global target markets are generally served by a two-tier distribution model. We have achieved varying degrees of regional penetration in these markets with large-scale distributors at the hub of our model fulfilling the needs of authorized resellers and systems integrators and creating a distribution web that covers over 50 countries. We intend to continue to implement programs designed to enhance our competitive position through distributors and authorized resellers.

•	Increase Services and Software Revenue. We intend to continue to develop new services and licensed software offerings to generate additional revenue from our installed base and to provide additional sources of revenue ancillary to our product sales. We currently offer a selection of integrated functionality including gateway anti-virus, client anti-virus, anti-spyware, anti-spam protection, intrusion prevention, offsite data backup, email security, and content filtering subscription services. We also offer fee-based customer support services and training. We have dedicated sales and marketing personnel and programs that focus on selling these services, as well as add-on products to our existing base of customers.

•	Inorganic Growth. We intend to continue to explore corporate opportunities, such as our acquisitions of Lasso Logic, Mail Frontier, and Aventail, to enhance our ability to broaden the product range that we bring to the market. Where appropriate, we may license, OEM, or acquire technologies in order to better address the current and future requirements of our customers.
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
     SonicWALL products are designed to provide comprehensive Internet security solutions for (1) networks ranging in size from one to more than 15,000 users; (2) enterprises having branch offices, telecommuting employees or POS locations; and (3) e-commerce applications that handle millions of secure transactions daily. Our security appliances span a wide range of requirements, from single-user appliances to rack-mounted enterprise-class units capable of supporting thousands of users. Our products offer substantial flexibility in the number of supported users, the number of ports, and a variety of software options such as gateway anti-virus, anti-spyware, intrusion prevention and content filtering, protection against spam, phishing, virus, and other attacks, as well as management and reporting tools that enable our customers to easily manage SonicWALL appliances installed throughout their networks.
     Security Appliances
     SonicWALL Internet security appliances vary with respect to the number of supported users, the number of ports, product features, processor speed, and scalability. During 2007, we introduced new versions of SonicOS (our firmware for the security appliances) that provided new and existing customers with new security and productivity features and capabilities. SonicWALL maintains an ongoing development effort to continuously improve and advance our platforms.
SonicWALL’s current generation line of security appliances can be categorized into the following groups. Each group provides appliances for small, medium, and large networks and businesses.
     SonicWALL Unified Threat Management (UTM) appliances. The UTM appliances consist of the TZ, PRO, NSA, and NSA E-class appliance series. The TZ series is a security platform for home, small and remote/branch offices. The TZ series offerings include wireless features. The PRO series is designed to provide a comprehensive security platform for complex networks. The Network Security Appliance (NSA) and the NSA E-class appliance series represent our next generation UTM appliances.
     SonicWALL SSL VPN appliances. The SSL-VPN series is designed to provide a secure clientless remote network and application access solution that requires no pre-installed client software. Utilizing only a standard Web browser, users can access e-mail, files, intranets, remote desktops (including both full desktop and individual application access), and other resources on the corporate LAN from any location.
     SonicWALL Email security appliances. The email Security series is designed to provide inbound and outbound email threat protection for the small to medium size business by protecting against spam, virus, and phishing attacks.
     SonicWALL Content filtering appliances. Our Content Security Management appliance-based solutions integrate into virtually any network environment. The SonicWALL Content Security Manager delivers appliance-based Internet filtering that is designed to enhance security and employee productivity, optimize network utilization, and manage access to objectionable Web content.
     SonicWALL Data backup appliances. The Continuous Data Protection (CDP) Backup and Recovery appliance is an integrated, end-to-end backup and recovery solution for businesses and remote offices that is designed to provide automatic, real-time, disk-based data backup for productivity files, Microsoft Exchange, SQL Server, and business applications, as well as remote laptops and desktops. This appliance also integrates bare metal restore capability.
     Security Application and Services
     SonicWALL Internet security appliances are designed to integrate seamlessly with our line of value-added security applications to provide a comprehensive Internet security solution. With SonicWALL’s integrated security applications and services, we believe users can reduce the integration and maintenance problems that often result from sourcing, installing, and maintaining security products and services from multiple vendors. Our security applications and services include:
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
     SonicWALL Backup and Recovery Offsite Services. Coupled with SonicWALL CDP, we provide offsite data protection at our secure offsite data centers. Data replicated to SonicWALL data centers is transmitted and stored with an encryption key that is designed to be known only to the end user or SonicWALL channel partner. This service is designed to enable customers to recover data lost in the event of natural disasters such as floods, fires, and electrical power surges, or from a theft in the business.
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
Value proposition
The SonicWALL product line of Internet security solutions provides our customers with the following key benefits:
•	High-Performance, Scalable, and Robust Access Security. We offer our customers a comprehensive integrated security solution that includes firewall, VPN, gateway anti-virus, anti-spyware, intrusion prevention, content security, and content filtering. Specifically, we offer the following values:
-	Our access security products protect private networks against Internet-based theft, destruction, or modification of data, and can automatically notify customers if their network is under certain types of attack. SonicWALL has been awarded the internationally recognized International Computer Security Association (“ICSA”) Firewall and VPN Certification.

-	Our SSL-VPN product family provides organizations of various sizes with an affordable, simple and secure clientless remote network and application access solution that requires no pre-installed client software.

-	Our anti-virus services provide comprehensive virus protection with automatic updates and minimal administration.

-	Our gateway anti-virus, anti-spyware, and intrusion prevention services shield networks from infection from malicious code by blocking transmissions through the gateway and disrupting background communications from existing spyware programs that transmit confidential data.

-	Our content filtering service enables customers such as businesses, schools, government agencies, and libraries to restrict access to objectionable or inappropriate web sites.

-	Our Secure Content Management solutions provide and end-to-end comprehensive protection against spam, virus, Spyware, intrusion and other vulnerabilities.

-	Our products can serve customer sites ranging from a network of sub-10 user segments to large enterprise with tens of thousands of users. Each of our solutions, (e.g., Email Security, Content Security Manager, Client Anti-Virus & Anti-Spyware) work as a standalone solution, but also together to provide layered protection against a rapidly changing threat environment.
•	Ease of Installation and Use. The SonicWALL product line of Internet security solutions delivers “plug-and-play” appliances designed for easy installation and use. SonicWALL products are configured and managed through a web browser-based interface or through our GMS with no required reconfiguration of personal computer applications. Specifically, we offer the following values:

-	Our UTM and SSL-VPN products are pre-configured to interface with major Internet access technologies, including cable, DSL, Integrated Services Design Network (“ISDN”), Frame Relay, and T-1 via Ethernet.

-	Our CSM product can work behind most existing firewalls and VPN appliances.

-	Our Email security solution works with most Email servers.
•	Low Total Cost of Ownership. The SonicWALL product design minimizes the purchase, installation, and maintenance costs of Internet security. The suggested retail prices of our security solutions start below $400 and scale up to over $35,000.
•	Reliability. The SonicWALL products are designed for reliability and uptime. Our products use an embedded single purpose operating system.
Technology
          We have designed our SonicWALL products using a unique combination of hardware and software that delivers Internet security with what we believe is excellent ease-of-use and industry-leading price/performance.
     Appliance Platforms
          SonicWALL’s TZ Series appliances are based on a highly integrated system-on-a-chip architecture which SonicWALL purchases from a third party. SonicWALL’s PRO Series appliances are based on an industry standard processor architecture coupled to an auxiliary processor purchased from a third party. SonicWALL’s NSA and NSA E-class products are based on a new, highly efficient multi-core processor technology, allowing us to offer a level of performance beyond any of our previous designs. This multi-core technology scales up to 16 cores in the current product line and is capable of expanding further to create an entire scalable product line based on this one design.
The SonicWALL network security appliance solutions provide the following core features:
•	Deep Packet Inspection UTM and IPSec VPN. The core technology is the deep packet inspection UTM software that examines all layers of the packet (from the physical layer up to application layer) and determines whether to accept or reject the requested communication based on information derived from previous communications and the applications in use. Deep packet inspection dynamically adjusts based on the changing state of the communication running across the firewall and is invisible to users on the protected network.
•	IP Address Management. Our appliances manage the complexity of IP addressing through Network Address Translation (“NAT”) tools which allow networks to share a small number of valid public IP addresses with an equal or larger number of client computers on the LAN.
The SonicWALL access security solutions offer the following options for device management:
•	VPN Technology. Users can easily and securely access e-mail, files, intranets, remote desktops (includes both full desktop and individual application access) and other resources on the corporate LAN from any location utilizing a standard web browser. Our VPN technology solutions integrate seamlessly into virtually any network topology to deliver powerful, scalable and affordable remote access to corporate resources.
•	Web Browser-Based Management Interface. This interface is designed to provide an intuitive and easy-to-use web-based management interface for rapid installation, configuration, and maintenance. This interface can be accessed from any web browser on the internal, private network. This interface can also be accessed remotely in a secure manner.
•	SonicWALL Global Management System. Our global management system, SonicWALL GMS, is an enterprise software application that is designed to enable service providers and distributed enterprises to manage all of their SonicWALL appliances from a central location. SonicWALL GMS is available to use in Windows NT, Windows 2000, and Sun Solaris operating environments. SonicWALL GMS is also compatible with leading relational database management systems such as Oracle and Microsoft SQL Server.
•	Logging and Reporting. SonicWALL appliances maintain an event log of potential security concerns, which can be viewed with a web browser or automatically sent on a periodic basis to any e-mail address. SonicWALL appliances notify the administrator of high-priority security issues, such as an attack on a server, by immediately sending an alert message to a priority e-mail account such as an e-mail pager. SonicWALL appliances also provide pre-defined reports that show different views of Internet usage, such as the most commonly accessed web sites.
The SonicWALL content security solutions provide the following core features:
•	SonicWALL Email Security solutions provide inbound and outbound e-mail management, content compliance capabilities, anti-spam and Time Zero anti-virus technology, DHA, DoS and Zombie attack protection, end-user spam management, seamless LDAP integration, and robust reporting.
•	SonicWALL Content Security Manager products are appliance-based gateway security and content filtering solutions that integrate real-time gateway anti-virus, anti-spyware, and intrusion prevention to deliver network protection from Internet threats.
The SonicWALL CDP solutions provide the following core features:
•	SonicWALL CDP is a proprietary software / hardware appliance that continuously search servers, mobile laptops, and connected desktops for file changes. Our unique Adaptive Replication Engine (ARE) coordinates protection of multiple networked client PCs and servers, updates client servers with latest versions, and coordinates updates with the SonicWALL web infrastructure.
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
•	Content Filtering. Our Internet content filter blocks objectionable content using a list of prohibited URLs and keywords as well as cookies, Java and ActiveX scripts.
•	Gateway Anti-Virus. Our gateway anti-virus service is intended to provide anti-virus protection throughout a business and across a distributed network and delivers protection for high threat viruses and malaria by conducting inspections over the most common protocols used in today’s networked environments. Automatic anti-virus updates are available for all network nodes to protect them from new virus outbreaks.
•	Anti-Spyware. Our gateway anti-spyware service is intended to provide anti-spyware protection throughout a business and across a distributed network and delivers protection for intrusive and unwanted applications, from being loaded onto user’s computers without their knowledge. Automatic anti-spyware updates are available for all network nodes to protect them from new virus outbreaks.
•	Intrusion Prevention. Our intrusion prevention service utilizes a configurable, ultra-high performance deep packet inspection engine to deliver network protection while preventing known buffer overflow vulnerabilities in software. This service also defends against various worms, Trojans, and backdoor exploits. The service not only protects networks from attacks originating outside the network (WAN), but also from internal attacks targeting network segments (LANs), and provides a robust database of attack and vulnerability signatures that is dynamically updated as new exploits and vulnerabilities are discovered.
•	Anti-spam Protection. Our anti-spam protection service offers end-to-end attack monitoring through a response network consisting of over one million nodes worldwide. Feedback from this service provides SonicWALL with daily information on the latest spam attacks, new spam domains and other e-mail threats, which in turn is used to deliver the most current, updated anti-spam engine on the market.
•	Offsite Data Backup. Our offsite data backup service uses SSL encryption, advanced compression, and backup of only binary differences. Data can be sent to a secure datacenter, via SonicWALL CDP Offsite Service, or to another CDP Appliance, via SonicWALL CDP Site-to-Site Backup. This offsite feature protects data against the risks of fire, theft, misplacement and other issues relating to tape or CD-based backup.

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
Customer Service and Technical Support
          We offer our customers a complete range of support programs that include electronic support, product maintenance, and personalized technical support services on a worldwide basis. We offer direct support to customers in North America, Europe, Japan, and selected countries in Asia Pacific. Support services in other locations are provided through SonicWALL distributors. We now have customer support centers located in California, Arizona, Washington, The Netherlands, Japan, and India. Portions of the remainder of our technical support function is outsourced to third party service providers under agreements that may be cancelled upon advance written notice of either 90 or 180 days. Outsourcing a portion of our technical support enables us to reduce fixed overhead and personnel costs and allows us the flexibility to meet market demand.
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
Customers
          We sell our products primarily through distributors who then sell them to authorized resellers who in turn market and sell our products to end-user customers. Our top worldwide distributors based on revenues in the year ended December 31, 2007 were Alternative Technology, Ingram Micro, and Tech Data.
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
          We believe that SonicWALL solutions are ideally suited for the indirect channel business model. We market and sell our solutions in this indirect channel through a two-tiered distribution structure consisting of distributors and authorized resellers in the United States and over 50 other countries. Distributors and authorized resellers accounted for approximately 98% of our total revenue for the year ended December 31, 2007. Authorized resellers, which include systems integrators, ISPs, dealers, and mail order online catalogs, generally purchase our products from our distributors and then sell our products to end-users in our target markets.
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
     Domestic Channel. In the Americas, the primary distributors of our products to resellers are Alternative Technology, Inc., Tech Data Product Management, Inc., and Ingram Micro, Inc. Alternative Technology accounted for 18%, 18%, and 13% of total revenue in 2007, 2006, and 2005, respectively. Tech Data accounted for approximately 17%, 18%, and 21% of total revenue in 2007, 2006, and 2005, respectively. Ingram Micro accounted for approximately 16%, 17%, and 18% of total revenue in 2007, 2006, and 2005, respectively.
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
     International Channel. We believe there is a strong international market for our products. International sales represented approximately 33%, 31%, and 34% of our total revenue in 2007, 2006, and 2005. We direct substantially all of our international resellers to the appropriate distributor in each territory. We support our international distributors by offering customizable marketing materials, sales tools, leads, co-operative marketing funds, joint advertising, discounted demonstration units, and training. We also participate in regional press tours, trade shows, and seminars.
     Original Equipment Manufacturer Channel. From time to time we may enter into select original equipment manufacturer relationships in order to take advantage of opportunities to rapidly penetrate certain target markets. We believe these opportunities expand our overall market while having a minor impact on our own indirect channel sales.
Research and Development
     We believe that our future success will depend in large part on our ability to develop new and enhanced Internet security solutions and our ability to meet the rapidly changing needs of our target customers who have broadband access to the Internet. We focus our research and development on evolving Internet security needs. We have made substantial investments in hardware, firmware, and software, which are critical to drive product cost reductions and higher performance solutions. Our research and development activities are primarily conducted at our headquarters facilities in Sunnyvale, California
Intellectual Property
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
Manufacturing
     We currently outsource our hardware manufacturing and assembly to contract manufacturers. Flash Electronics manufactures and assembles many of our products. Our current agreement with Flash Electronics, provides for an initial term of one (1) year and automatic renewal terms of one (1) year each unless cancelled by either party upon 90 days prior written notice. We also engage other contract manufacturers to manufacture and assemble certain other of our products at facilities located in Taiwan. Typically, these agreements specify an initial term of one (1) year with automatic yearly renewal terms unless terminated by either party upon 90 days prior written notice. Outsourcing our manufacturing and assembly enables us to reduce fixed overhead and personnel costs and to provide flexibility in meeting market demand.
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
Employees
          As of December 31, 2007, we had 674 employees. Of these, 269 were employed in sales and marketing, 76 in finance and administration, 248 in research and development and 81 in support and operations. We are not party to any collective bargaining agreements with our employees and we have not experienced any work stoppages. We believe we have excellent relations with our employees.
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
          We also make available on our Internet website our Corporate Governance Principles and other corporate governance related documents including the charters of the Audit Committee, Compensation Committee, and Nominations and Corporate Governance Committee of our Board of Directors, the Code of Conduct for all employees and directors, and our Code of

Ethics for Principal Executive and Senior Financial Officers. Such information is also available in print to shareholders upon request.
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
Sales to three major distributors account for a significant amount of our revenue, and if they or others cancel or delay purchase orders, and we are unable to offset these cancellations our revenue may decline and the price of our stock may fall.
          Sales through Alternative Technologies, Tech Data, and Ingram Micro account for a significant portion of our revenue. For the fiscal years ended December 31, 2007, 2006, and 2005, substantially all of our sales were to distributors and authorized resellers as shown in the following table, expressed as a percentage of total revenue:

	2007	2006	2005
Distributors/Resellers	98%	98%	97%
          Sales through Alternative Technologies, Tech Data, and Ingram Micro for the fiscal years ended December 31, 2007, 2006, and 2005 represented the following percentages of total revenue:

Customers	2007	2006	2005
Alternative Technology	18%	18%	13%
Tech Data	17%	18%	21%
Ingram Micro	16%	17%	18%
          For the fiscal year ended December 31, 2007, our top 10 distributors and resellers accounted for 67% of our total revenue. In 2006 and 2005, our top 10 distributors and resellers accounted for 69% and 66%, respectively of total revenue.

          We anticipate that sales of our solutions to relatively few distributors will continue to account for a significant portion of our revenue. Although we have renewable one-year agreements with Alternative Technologies, Tech Data, and Ingram Micro and certain other large distributors, these contracts are subject to termination at any time. We cannot assure you that any of these distributors will continue to place orders with us, that orders will continue at the levels of previous periods, or that we will be able to obtain large orders from new distributors or resellers. We also anticipate that sales of our solutions to certain enterprise customers will account for an increasing portion of our revenue. We cannot assure you that sales to enterprise customers will materialize at anticipated levels. If any of the foregoing should occur, our rate of revenue growth will suffer, our revenue may decline and our business will be adversely affected.
          We also anticipate the sales of our solutions to certain enterprise customers will account for an increasing portion of our revenue.
          In addition, Alternative Technology, Tech Data, and Ingram Micro represented the following dollar amount and percentages of our accounts receivable balance (in millions, except for percentages):

	December 31,
	2007		2006
Alternative Technology	$1.1M	4%	$5.3M	23%
Tech Data	$3.1M	12%	$1.9M	8%
Ingram Micro	$3.6M	14%	$4.0M	17%
          The failure of distributors or enterprise customers to pay us in a timely manner could adversely affect our balance sheet, our results of operations and our creditworthiness.
If we are unable to compete successfully in the highly competitive market for Internet security products, software, and services, our business could be adversely affected.
          The market for Internet security products, software, and services is global and highly competitive. Competition in our market continues to increase, and we expect competition to further intensify in the future. There are few substantial barriers to entry and additional competition from existing competitors and new market entrants will likely occur in the future. Current and potential competitors in our markets include, but are not limited to, Check Point, Microsoft, Symantec, Cisco Systems, Lucent Technologies, Nortel Networks, Nokia, Fortinet, WatchGuard Technologies, and Juniper Networks, all of which sell worldwide or have a presence in most of the major markets for such products.
          Competitors to date have generally targeted the security needs of enterprises of every size with firewall and VPN products that range in price starting from below $400 to more than $30,000. We may experience increased competitive pressure for some of our products, software, and services. This increased competitive pressure may result in both lower prices and gross profits. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, technical, marketing, and other resources than we do. Some of our competitors focus all of their attention on a single market area rather than offering a comprehensive suite of security solutions and services. In addition, our competitors may bundle products, software and services that are competitive to ours with other products, software and services that they may sell to our current or potential customers. These customers may accept these bundled offerings rather than separately purchasing our offerings. If any of the foregoing were to occur, our business could be adversely affected.
Difficulty predicting our future operating results or profitability due to volatility in general economic conditions and in the security, productivity, mobility, and data protection markets may result in a misallocation in spending, and a shortfall in revenue which would harm our operating results.
          Changes in general economic conditions and the volatility in the demand for network security, content security, and business continuity solutions are two of the many factors underlying our inability to predict our revenue for a given period. We base our spending levels for product development, sales and marketing, and other operating expenses largely on our expected future revenue. A large proportion of our expenses are fixed for a particular quarter or year, and therefore, we may be unable to implement a decrease in our spending in time to compensate for any unexpected quarterly or annual shortfall in revenue. As a result, any shortfall in revenue would likely adversely affect our operating results. For the year ended December 31, 2007, we reported a net income of $28.6 million. For the year ended December 31, 2006, we reported a net loss of $10.8 million. For the year ended December 31, 2005, we reported a net income of $6.3 million. Our accumulated deficit as of December 31, 2007 is $116.4 million. We do not know if we will be able to sustain profitability in the future.
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
          We provide our major distributors with price protection rights for inventories of our products held by them. If we reduce the list price of our products, our major distributors receive refunds or credits from us that reduce the price of such products held in their inventory based upon the new list price. As of December 31, 2007, we estimated that approximately $28.4 million of our products in our distributors’ inventory were subject to price protection. We have issued credits of approximately $494,000, $481,000, and $700,000 under our price protection policies in 2007, 2006, and 2005, respectively. Future credits for price protection will depend on the percentage of our price reductions for the products in inventory and our ability to manage the level of our major distributors’ inventory. If future price protection adjustments are higher than expected, our future results of operations could be materially adversely affected.
We are dependent on international sales for a substantial amount of our revenue. We face the risk of international business and associated currency fluctuations, which might adversely affect our operating results.
          International revenue represented 33%, 31%, and 34% of total revenue in 2007, 2006, and 2005, respectively. We expect that international revenue will continue to represent a substantial portion of our total revenue in the foreseeable future. Our risks of doing business abroad include our ability to structure our distribution relationships in a manner consistent with marketplace requirements and on favorable terms, and if we are unable to do so, revenue may decrease from our international operations. Because our sales are denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products, software, and services in such country and reduce our sales by making our products, software, and services more expensive in the local currency. A weakened dollar could increase the cost of local operating expenses and procurement of raw materials. We are subject to risks of operating a global business, including potential foreign government regulation of our technology, geopolitical risks associated with political and economic instability, changes in diplomatic and trade relationships, and changes in foreign countries’ laws affecting such areas as employment relationships, environmental regulation, intellectual property protection and the Internet generally.
Delays in deliveries from our suppliers could cause our revenue to decline and adversely affect our results of operations.
          Our products incorporate certain components, component subassemblies, or technologies, including our highly integrated system-on-a-chip architecture, that are available from single or limited sources of supply. Specifically, our products rely upon components from companies such as Flextronics, Intel, Cavium, and Marvell. We do not have long-term supply arrangements with any vendor, and any disruption in the supply of these products or technologies may adversely affect our ability to obtain necessary components or technology for our products. If this were to happen, our product shipments may be delayed and business lost, resulting in a decline in sales. In addition, our products utilize components that have in the past been subject to market shortages and price fluctuations. If we experience price increases in our product components, we will experience declines in our gross profit.

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
          We currently outsource our hardware manufacturing and assembly to contract manufacturers. Flash Electronics manufactures and assembles many of our products. Our current agreement with Flash Electronics, provides for an initial term of one (1) year and automatic renewal terms of one (1) year each unless cancelled by either party upon 90 days prior written notice. We also engage other contract manufacturers to manufacture and assemble certain other of our products at facilities located in Taiwan. Typically, these agreements specify an initial term of one (1) year with automatic yearly renewal terms unless terminated by either party upon 90 days prior written notice. Our operations could be disrupted if we have to switch to a replacement vendor or if our hardware supply is interrupted for any reason. In addition, we provide forecasts of our demand to our contract manufacturers nine months prior to scheduled delivery of products to our customers. If we overestimate our requirements, our contract manufacturers may have excess inventory, which would increase our costs. If we underestimate our requirements, our contract manufacturers may have an inadequate component inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenue. In addition, lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. Financial problems of our contract manufacturers or reservation of manufacturing capacity by other companies, inside or outside of our industry, could either limit supply or increase costs. We may also experience shortages of components from time to time, which also could delay the manufacturing of our products. If any of the foregoing occurs we could lose customer orders and revenue could decline.
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
The failure to successfully implement and conduct offshore activities could adversely affect results of operations.
          To better align our costs with market conditions, increase its presence in growing markets, and enhance productivity and operational efficiency, we conduct engineering, development and certain technical support activities in India and China. We have undertaken a transition of certain technical support activities to facilities located in India. In addition, we conduct certain engineering and development activities in Shanghai, China. As part of these offshore activities we have established a corporate presence in both India and China, entered into a long-term lease for facilities to support these offshore efforts, and are hiring employees. If we are unable to effectively develop and implement our offshore strategies, including the ability to recruit or retain qualified technical personnel, or are unable to build the necessary corporate infrastructure in a timely and efficient manner, or are unable to effectively integrate certain technical support and engineering functions, the costs associated with the these offshore activities may be greater than anticipated and we may not realize anticipated productivity improvements and may experience other operational difficulties, and or all of which could materially and adversely affect our business, financial condition and results of operations.

Environmental and safety regulations enacted in various jurisdictions in which we do business may increase the component costs of our products and if we experience delays in shipment of compliant products our revenue would decline and our operating results would be adversely affected.
          We are subject to environmental and safety regulations in connection with out global business operations, including but not limited to regulations relating to the development, manufacture, and use of its products and, recycling and disposal of material used in its products. Various jurisdictions in which we do business are in the process of implementing environmental directives that impact manufacturers doing business in those jurisdictions. The disparities between the regulatory frameworks adopted create uncertainty over the applicability, scope, and form of the regulations affecting our products and the timing for compliance with the applicable regulations. Certain of these regulations may necessitate changes to the components used in our products which could result in an increase in product cost and a decrease in our gross profit. Further, while we and our contract manufacturers constantly review environmental regulations in the jurisdictions in which we do business, the timetable for implementation of these regulations may result in delays in our ability to provide compliant products in a timely manner to those markets which would cause our revenues to decline and our operating results to be adversely affected.
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
Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.
          As a global company, we are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future effective tax rates may be adversely affected by a number of factors including changes in the valuation of our deferred tax assets; our ability to use net operating losses of acquired companies to the fullest extent; increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions; changes in share-based compensation expense; and changes in tax laws in the countries in which we operate or the interpretation of such tax laws and changes in generally accepted accounting principles. Any significant change in our future effective tax rates could adversely impact our consolidated financial position, results of operations, and cash flows.
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
          We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our discussion and analysis of financial condition and results of operations in this annual report, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Examples of such estimates include, but are not limited to, those associated with valuation allowances and accrued liabilities, specifically sales returns and other allowances, allowances for doubtful accounts and warranty reserves. SFAS No. 142 requires that goodwill and other indefinite lived intangibles no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis or on an interim basis if circumstances change or if events occur that would reduce the fair value of a reporting unit below its carrying value. We did not incur a goodwill impairment charge in 2007, 2006, or 2005. Actual results may differ from these and other estimates if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.
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

Our ability to attract, retain, and motivate key qualified employees is vital to our success.
          Our success depends in part on our ability to attract, retain, and motivate key engineering, operations, finance, information systems, customer support, and sales and marketing personnel. Our employees may leave us at any time, and we have continuing challenges in retaining employees from acquired companies. The loss of services of any of our key personnel, the inability to attract, retain, and motivate qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products, software and services. If we are not successful in attracting, retaining, and motivating key employees, our ability to capitalize on our business opportunities and our operating results maybe materially and adversely affected.
We may be unable to adequately protect our intellectual property proprietary rights, which may limit our ability to compete effectively.
          We currently rely on a combination of patent, trademark, copyright, and trade secret laws, confidentiality provisions and other contractual provisions to protect our intellectual property. Our intellectual property program consists of an on-going patent disclosure and application process, the purchase of intellectual property assets from others including intellectual property assets from acquisition activity, and the licensing of intellectual property from others. We plan to continue our aggressive plan to build our intellectual property portfolio. Despite our efforts to protect our intellectual property, unauthorized parties may misappropriate or infringe our intellectual property. We plan to aggressively pursue any such misappropriation or infringement of our intellectual property. Our patent applications may not result in the issuance of any patents. Even if we obtain the patents we are seeking, that will not guarantee that our patent rights will be valuable, create a competitive barrier, or will be free from infringement. Furthermore, if any patent is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.
Potential intellectual property claims and litigation could subject us to significant liability for damages and invalidation of our proprietary rights.
          Litigation over intellectual property rights is not uncommon in our industry. We may face infringement claims from third parties in the future, or we may have to resort to litigation to protect our intellectual property rights. We expect that infringement or misappropriation claims will be more frequent as the number of products, feature sets in software and services, and the number of competitors grows in the market segments in which we do business. Any litigation, regardless of its success, would probably be costly and require significant time and attention of our key management and technical personnel. An adverse result in litigation could also force us to:
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
          Our products, software, and services provide network security, business continuity and content security. Networks protected by our products, software and services may be vulnerable to electronic break-ins. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. If a third party were able to successfully overcome our security measures, such a person or entity could misappropriate customer data, third party data stored by our customers and other information, including intellectual property. In addition, the operations of our end user customers may be interrupted. If that happens, affected end-users or others may file actions against us alleging product liability, tort, or breach of warranty claims. Although we attempt to reduce the risk of losses from claims through contractual warranty disclaimers and liability limitations, these provisions may not be enforceable. Some courts, for example, have found contractual limitations of liability in standard computer and software contracts to be unenforceable in some circumstances. Defending a lawsuit, regardless of its merit, could be costly and could divert management attention. Although we currently maintain business liability insurance, this coverage may be inadequate or may be unavailable in the future on acceptable terms, if at all. In addition, the market perception of our products, software, and services would likely be adversely affected. This could cause us to lose current and potential customers, resellers, distributors or other business partners. If any of the above occurs, our revenue could decline and our business would suffer.
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
          We expect our cash on hand, cash equivalents and short-term investments to meet our working capital and capital expenditure needs for at least the next twelve months. However, at any time, we may decide to raise additional capital to take advantage of strategic opportunities available or attractive financing terms. If we issue equity securities, shareholders may experience additional dilution or the new equity securities may have rights, preferences, or privileges senior to those of existing holders of common stock. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, software or services, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, operating results, and financial condition.
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
          Even after making the decision to purchase our solutions end-users may not deploy these solutions broadly within their networks. The timing of implementation can vary widely and depends on the skill set of the end-user, the size of the network deployment, the complexity of the network environment, and the degree of specialized hardware and software configuration necessary to deploy. End-users with large networks usually expand their networks in large increments on a periodic basis. Large deployments and purchases of our security solutions also require a significant outlay of capital by the end-user. If the deployment of our solutions in these complex network environments is slower than expected, sales through our distributors to our resellers would slow, our revenue could be below our expectations, and our operating results could be adversely affected.
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
We are exposed to various risks associated with the credit and capital markets.
          Included within our investment portfolio at December 31, 2007 were auction rate securities that we purchased for $79.3 million. Such investments have failed to trade at recent auctions due to insufficient bids from buyers. While we now earn a premium interest rate on the auction rate securities that failed to settle in the auction process, these investments cannot be quickly converted into cash and are considered illiquid subsequent to December 31, 2007. If these auctions continue to fail and the credit ratings of these investments deteriorate, the fair value of these auction rate securities may decline. If uncertainties in the credit and capital markets continue or if the Company experiences any rating downgrades on any investments in its portfolio, the Company may incur impairment charges to its investment portfolio, which would negatively affect our financial condition, cash flow, and reported earnings.
ITEM 1B. Unresolved Staff Comments
          None.
ITEM 2. Properties
          Our corporate headquarters and executive offices are located in approximately 86,000 square feet of office space in Sunnyvale, California under a lease that expires in September 2009. The lease provides for one five-year renewal option.
          In September 2007, as part of our growth strategy, we signed a lease agreement for office space of approximately 32,000 square feet in Tempe, Arizona. The lease term is for seven and one-half years and expires in March 2015. The base rent for this lease escalates annually at 3%. With the acquisition of Aventail Corporation, we also assumed a five-year lease for approximately 20,000 square feet of office space located in Seattle, Washington. This lease expires in February 2012.
          In February 2008, we entered into a lease agreement to lease approximately 36,000 square feet of office space in Bangalore, India to carry out certain research and development and technical support activities. The lease term is for a period of five years commencing on March 2008 and requires a lock in period of 4 years, after which either party to the contract can terminate the lease with notice duly given. The base rent for this lease escalates annually at 5%. We lease approximately 19,000 square feet of office space in Pune, India to carry out certain technical support activities. The lease term is for a period of ten years commencing on February 2007 with a lock in period of three years, after which either party to the contract can terminate the lease upon ninety (90) days notice. Additional sales and support offices are leased worldwide under leases that expire at various dates ranging from 2008 to 2015.

          We believe that our existing facilities are suitable and adequate for our current needs and that the capacity of such facilities is substantially being utilized or we have plans to utilize it.
ITEM 3. Legal Proceedings
          On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Company’s claims. A tentative agreement has been reached with plaintiffs’ counsel and the insurers for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. Papers formalizing the settlement among the plaintiffs, issuer defendants, including SonicWALL, and insurers were presented to the Court on September 14, 2004. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. On July 14, 2004, underwriter defendants filed with the Court a memorandum in opposition to plaintiffs’ motion for preliminary approval of the settlement with defendant issuers and individuals. Plaintiffs and issuers subsequently filed papers with the Court in further support of the settlement and addressing issues raised in the underwriter’s opposition. On February 15, 2005, the Court granted preliminary approval of the settlement, subject to the parties fulfilling certain conditions. To address the concerns raised by the Court, the parties submitted revised settlement documents that contained a more limited “bar order” that would not preclude claims by the underwriters for indemnification for an issuer pursuant to the IPO underwriting agreement. On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement. In December 2006, the Second Circuit Court of Appeals reversed the class certification decision of the District Court in six (6) focus cases. The Second Circuit Court of Appeals also denied rehearing. In June 2007, the District Court signed a stipulation terminating the settlement approval process. Counsel for plaintiffs are seeking certification of a narrower class and counsel for underwriters and plaintiffs are briefing the issue of whether the appeals court ruling that the original class should not have been certified applies to non-focus cases, and whether the ruling re-started the statute of limitations running on class claims in those actions. In December 2007, plaintiffs filed an opposition to motions to dismiss of the focus case issuers and underwriters. The focus case issuers and underwriters in turn submitted briefs in opposition to plaintiffs’ motion for class certification. As of December 31, 2007, the Court had not entertained oral argument on these motions. If the litigation against the Company continues, the Company believes it has a meritorious defense and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in the Company’s financial statements as of December 31, 2007.
          On March 13, 2006, eSoft, Inc. (“eSoft”) filed a complaint captioned eSoft, Inc. v. SonicWALL, Inc., No. 06-CV-00445, in the United States District Court for the District of Colorado. The Complaint alleged that the Company has willfully infringed, actively induced the infringement of and/or knowingly contributorily infringed U.S. Patent No. 6,961,773 (the “773 Patent”) and sought (1) a judgment that the Company has willfully infringed, actively induced the infringement and/or knowingly contributorily infringed the patent, (2) the award of an unspecified amount of trebled damages, together with expenses, costs and attorneys’ fees and (3) permanent injunctive relief restraining and enjoining the Company from infringing the patent. At essentially the same time, eSoft filed complaints against five (5) other defendants alleging infringement of the 773 Patent. In response to a motion to re-examine filed with the patent office by defendants in two of the other cases, the Company filed a motion to stay proceedings pending the results of the re-examination process. eSoft joined in that motion and on February 12, 2007, the Court granted our motion for stay. The length of time that the stay will remain in effect is uncertain. As a result, no loss has been accrued in the Company’s financial statements as of December 31, 2007.
          Additionally, the Company is party to routine litigation incident to its business. The Company believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial statements taken as a whole or its results of operations, financial position, and cash flows.
ITEM 4. Submission of Matters to a Vote of Security Holders
     None.

PART II
ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters
          Our common stock commenced trading on the NASDAQ Global Market on November 11, 1999 and is traded under the symbol “SNWL”. As of December 31, 2007, there were approximately 103 shareholders of record of the common stock. The high and low sale prices for the common stock as reported on the NASDAQ Global Market were:

	High	Low
Fiscal 2006
First Quarter	$8.74	$6.52
Second Quarter	$9.17	$7.20
Third Quarter	$11.00	$8.71
Fourth Quarter	$11.31	$8.42
Fiscal 2007
First Quarter	$9.09	$8.01
Second Quarter	$8.78	$7.77
Third Quarter	$9.20	$7.67
Fourth Quarter	$11.03	$8.92
          We have never paid a cash dividend on our capital stock. With the exception of the stock repurchase program, we currently anticipate that we will retain all available funds, for use in our business and we do not currently anticipate paying any cash dividends.
          STOCK PERFORMANCE GRAPH
          Below is a line graph comparing relative performance in the cumulative return to shareholders of our common stock with the cumulative return on the Nasdaq Composite Index, Russell 2000 Index and RDG Technology Composite Index over a 60-month period commencing December 31, 2002 and ending on December 31, 2007. This graph assumes the investment of $100 on December 31, 2002 and the reinvestment of dividends, if any, through December 31, 2007.
          The comparisons shown in the graph below are based upon historical data. We consistently caution that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among SonicWALL, Inc. . .
* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
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
          On July 24, 2007, the Company’s Board of Directors approved a follow-on program for the repurchase of the Company’s common stock. The authorization under the follow-on share repurchase program is $100 million plus approximately $19.6 million remaining under the share repurchase program originally authorized by the Company’s Board of Directors in November 2004. The term of the follow-on program is one year from the date of approval. As of December 31, 2007, the remaining authorized amount for stock repurchase is approximately $78.0 million.

	(in thousands except per share amounts)
				Value of Shares
	Total		Total Number of Shares	That May Yet be
	Number of	Average	Purchased as Part of	Purchased Under
	Shares	Price Paid	Publicly Announced	the Plans or
Period	Purchased	per Share	Plans or Programs	Programs
January 1, 2005 to December 31, 2005	4,998	$6.05	4,998	$50,426
January 1, 2006 to December 31, 2006	2,417	$8.73	2,417	$29,326
January 1, 2007 to December 31, 2007	5,557	$8.98	5,557	$78,009

Total	12,972		12,972

          The aggregate purchase price of the common stock repurchased were $49.9 million, $21.1 million and $30.2 million, respectively, in fiscal 2007, 2006, and 2005. During the fourth quarter of fiscal 2007, the Company repurchased and retired 1.0 million shares of SonicWALL common stock in October at an average price of $9.22 per share for an aggregate purchase price of $9.5 million; 501,000 shares of SonicWALL common stock in November at an average price of $10.34 per share for an aggregate purchase price of $5.2 million, and; 570,000 shares of SonicWALL common stock in December at an average price of $10.13 per share for an aggregate purchase price of $5.8 million. As of December 31, 2007, the Company had repurchased and retired 16.2 million shares of our common stock at an average price of $7.46 per share for an aggregate purchase price of $120.6 million since inception of the stock repurchase program. As of December 31, 2007, the remaining authorized amount for stock repurchase under this program is $78.0 million.

ITEM 6. Selected Consolidated Financial Data
          The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statements of Operations Data:
Revenue:
Product	$98,936	$92,797	$75,525	$82,994	$65,931
License and service	100,263	82,741	59,799	42,655	28,470

Total revenue	199,199	175,538	135,324	125,649	94,401

Cost of revenue:
Product	40,555	39,164	27,699	30,118	27,913
License and service	15,894	12,287	8,031	7,002	5,617
Amortization of purchased technology	2,232	5,387	4,552	4,543	4,543

Total cost of revenue	58,681	56,838	40,282	41,663	38,073

Gross profit	140,518	118,700	95,042	83,986	56,328
Operating expenses:
Research and development	39,410	33,670	22,768	23,412	19,934
Sales and marketing	77,741	71,256	53,403	47,353	40,537
General and administrative	21,473	20,324	15,535	14,365	12,118
Amortization of purchased intangible assets	715	2,721	2,893	3,089	5,333
Restructuring charges (reversals)	—	1,409	—	(171)	1,833
In-process research and development	1,930	1,580	—	—	—

Total operating expenses	141,269	130,960	94,599	88,048	79,755

Income (loss) from operations	(751)	(12,260)	443	(4,062)	(23,427)
Interest income and other expense, net	11,771	9,713	6,867	4,050	4,169

Income (loss) before income taxes	11,020	(2,547)	7,310	(12)	(19,258)
Benefit (provision) for income taxes	17,601	(8,206)	(1,034)	(301)	1,590

Net income (loss)	$28,621	$(10,753)	$6,276	$(313)	$(17,668)

Net income (loss) per share:
Basic	$0.45	$(0.17)	$0.10	$(0.00)	$(0.26)

Diluted	$0.43	$(0.17)	$0.09	$(0.00)	$(0.26)

Shares used in computing net income (loss) per share:
Basic	64,305	65,117	64,684	70,850	67,895

Diluted	67,099	65,117	66,797	70,850	67,895

	2007	2006	2005	2004	2003
		(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$33,324	$25,927	$42,593	$23,446	$30,467
Short-term investments	195,647	209,251	197,849	229,226	213,010
Total assets	472,635	416,291	387,683	386,845	381,721
Total shareholders’ equity	327,704	318,068	320,170	337,976	344,269
Long-term liabilities	17,495	6,269	636	—	—

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          This Form 10-K contains forward-looking statements which relate to future events or our future financial performance. In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. In addition, forward-looking statements in this document include, but are not limited to, those regarding the dedication of resources to develop new products and services and marketing those products and services to channel partners and customers, the introduction of more service offerings on our platforms as a vehicle to generate additional revenue from our installed base of products; our ability to deliver comprehensive and profitable solutions to our channel partners, the growth opportunity associated with sales through our indirect channel to larger distributed enterprises, the level of comfort of our channel partners in offering our solutions to their customers, the growth of the Network Security, Secure Content Management and Business Continuity markets, the impact of a failure to achieve greater international sales ,our ability to maintain and enhance current product lines, develop new products, maintain technological competitiveness and meet the expanding range of customer requirements; the market opportunity for license and service revenue growth; our ability to deliver comprehensive solutions to channel partners, the positive characteristics of our software license and service revenue model on future revenue growth and the predictability of our revenue stream, the continuing assessment of our inventory valuation, the impact on gross margin from factors such as competitive product offerings, product and service mix, new product introductions and enhancements, fluctuations in manufacturing volume, the cost of components and manufacturing labor; the direction of sales and marketing expenses toward expansion of markets, introduction of products and establishment and expansion of new distribution channels; expected growth in license and subscription service revenue; the impact on revenue of the combination of subscription services sold in conjunction with new product offerings; expected competition in the Internet security market and our ability to compete in markets in which we participate; impact of service renewal rates on lowering selling and marketing expense, our ability to achieve increased incremental revenue per transaction through success of our software license and service revenue model, the impact of IT spending on demand for our products and services, the current and likely future impact of share based compensation expense as required by SFAS 123R on reported operating results, anticipated revenue contributions of new products including continuous data protection, email security and SSL-VPN products and related services; the anticipation that relatively few distributors and resellers will continue to account for a significant portion of our revenue; our ability to successfully introduce new products and services; pricing pressures on our solution based offerings; anticipated higher gross margins associated with our license and service offerings; the probability of realization of all deferred tax assets; assessment of future effective tax rates and the continued need for a valuation allowance; the potential for product gross margins to erode based upon changes in product mix, downward pressure on product pricing or upward pressure on production costs, the impact of product mix on product gross profits; our ability to maintain investment in current and future product development and enhancement efforts, the introduction of new products and the broadening of existing product offerings, the rate of change of general and administrative expenses, the impact of geopolitical and macro-economic conditions on demand for our offerings; the ability of our contract manufacturers to meet our requirements; the belief that existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months; factors potentially impacting operating cash flows in future periods; and expected fluctuations in day sales outstanding. These statements are only predictions, and they are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth herein under the heading “Risk Factors” and also under the heading “Risk Factors”. References to “we,” “our,” and “us” refer to SonicWALL, Inc. and its subsidiaries.
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
     We generate revenue primarily from: (1) the sale of products, (2) software licenses, (3) subscriptions for services such as content filtering, anti-virus protection and intrusion prevention, offsite data backup, email protection, and (4) other services such as extended warranty and service contracts, training, consulting and engineering services.
     We currently outsource our hardware manufacturing and assembly to contract manufacturers. Our primary contract manufacturer Flash Electronics manufactures and assembles many of our products. We also have certain contract manufacturers in Taiwan who manufacture and assemble certain of our products at their Taiwan facilities. Outsourcing our manufacturing and assembly enables us to reduce fixed overhead and personnel costs and to provide flexibility in meeting market demand.

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
Channel
     Our distributors and authorized resellers provide a valuable service in assisting end-users in the design, implementation, and service of our network security, content security, and business continuity solutions. We support our distribution and channel partners with sales, marketing, and technical support to help them create and fulfill demand for our offerings. We also focus on helping our channel partners succeed with our solutions by concentrating on comprehensive reseller training and certification, and support for our channel’s sales activities.
Product and Service Platform
     Our products serve as a platform for revenue generation for both us and our channel partners. Most product sales can result in additional revenue through the simultaneous or subsequent acquisition of software licenses, such as our Global Management System, or through the sale of additional value-added subscription services, such as Content Filtering; client Anti-Virus and integrated Gateway Anti-Virus; Anti-Spyware and Intrusion Prevention Services; email protection and off-site data backup.
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
Market Acceptance
     We began offering integrated security appliances in 1997, and since that time we have shipped over 1.2 million revenue units. When measured by units shipped, we are typically among the top three suppliers in the markets in which we compete. Our experience in serving a broad market and our installed base of customers provides us with opportunities to sell our new network security, content security, and business continuity solutions as they become available. The market acceptance of our current solutions provides our current and prospective channel partners with an increased level of comfort when deciding to offer our new solutions to their customers.
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
International Growth
     We expect that international revenue will continue to represent a substantial portion of our total revenue in the foreseeable future. Our percentage of sales from international territories does not represent the same degree of penetration of those markets as we have achieved domestically. We believe that a significant opportunity exists to grow our revenue by increasing our international penetration rate to match our penetration rate in the domestic market.
     If we fail to structure our distribution relationships in a manner consistent with marketplace requirements and on favorable terms, the percentage of sales from international territories will decline and the revenue from our international operations may decrease.
Growth in Enterprises
     We believe that sales through our indirect channel to larger end-customers represents a growth opportunity for the Company. Our percentage of revenues from such customers does not represent the same degree of penetration of that segment as we have achieved with small to medium sized businesses. We believe that a significant opportunity exists to grow our revenue by increasing our penetration rate with this segment by leveraging the company’s technological and channel strengths.
     If we fail to establish competitive products and services for this segment, or fail to develop the correct channel partners and resources, the percentage of our revenue derived from larger end-customers will not increase, and may, in fact, decrease.
License and Services Revenue
     We believe that the software license and services component of our revenue has several characteristics that are positive for our business as a whole: our license and services revenue is associated with a higher gross profit than our product revenue; the subscription services component of license and services revenue is recognized ratably over the services period, and thus provides, in the aggregate, a more predictable revenue stream than product or license revenue, which are generally recognized at the time of the sale; and to the extent that we are able to achieve good renewal rates, we have the opportunity to lower our selling and marketing expenses attributable to that segment. We have increased the rate at which we have been able to sell our services to both our installed base and in conjunction with our new solution sales. As a result, we have been able to generate incremental revenue out of each product transaction. We expect the percentage of our total revenue from software licenses and services to continue to grow. However, should we not achieve reasonable rates of selling services to our installed base or as part of new solution sales, or realize lower subscription service renewal rates, we risk having our revenue concentrated in more unpredictable product and license sales.
Macro-Economic Factors Affecting IT Spending
     We believe that our products and services are subject to the macro-economic factors that affect much of the information technology (“IT”) market. Growing IT budgets and an increased funding for projects to provide security, mobility, data protection, and productivity could drive product upgrade cycles and/or create demand for new applications of our solutions. Contractions in IT spending can affect our revenue by causing projects incorporating our products and services to be delayed and/or canceled. We believe that demand for our solutions correlate with increases or decreases in global IT spending and we believe that current economic uncertainties in the United States and elsewhere may have an adverse impact on IT spending in the markets in which we do business.
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
Revenue recognition
          The Company derives its revenue primarily from: (1) the sale of products, (2) software licenses, (3) subscriptions for services such as Content Filtering; Email Security; client Anti-virus and integrated Gateway Anti-Virus, Anti-Spyware, and Intrusion Prevention Services; and (4) other services such as extended warranty and service contracts, training, consulting and engineering services. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. The Company may experience material differences in the amount and timing of its revenue for any period if management makes different judgments or utilizes different estimates.
          The Company recognizes product and service revenues in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and all related amendments and interpretations. The Company applies provisions of Statement of Position 97-2, Software Revenue Recognition (SOP No. 97-2), and all related amendments and interpretations, to all transactions involving the sale of hardware products that include software solutions.
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
          Retroactive price protection rights resulting from price reductions on products previously sold to customers are contractually offered to the Company’s channel partners. The Company evaluates the revenue impact of these rights carefully based on stock on hand in the channels with the exception of Ingram Micro and Tech Data. Revenue from these two distributors is not recognized until they sell the product to their customers. As a consequence, there is no adverse impact on recognized revenue. In general, retroactive price adjustments are infrequent in nature. At December 31, 2007, 2006, and 2005, the Company recorded a provision for price protection on sales to the Company’s channel partners in the amounts of $985,000, $42,000, and $244,000, respectively.
          Delivery to customers is generally deemed to occur when we deliver the product to a common carrier. Certain distributor agreements provide customers with rights of return for stock rotation. These stock rotation rights are generally limited to 15% to 25% of the distributor’s purchases over the immediately preceding 3 to 6 months period or other measurable restrictions, and we estimate reserves for these return rights as discussed below. Two of our largest distributors, Ingram Micro and Tech Data, have rights of return under certain circumstances that are not limited, therefore, we do not deem delivery to have occurred for any sales to Ingram Micro and Tech Data until they sell the product to their customers.
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

          For arrangements with multiple obligations (for example, the sale of an appliance which includes a year of maintenance or a subscription based product), the Company allocates revenue to each component of the arrangement based on the objective evidence of fair value of the undelivered elements, which is generally the average selling price of each element when sold separately. This allocation process means that the Company defers revenue from the arrangement equal to the fair value of the undelivered elements and recognizes such amounts as revenue when the elements are delivered.
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
          The Company collects and remits sales taxes on products and services that it purchases and sells under its contracts with customers, and reports such amounts under the net method in its consolidated statements of operations. Accordingly, there are no sales taxes included in revenue.
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
               Our appliance products are generally covered by a warranty period of one to two years. We accrue a warranty reserve for estimated costs to provide warranty services, including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in decreased gross profit.
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
Accounting for income taxes
               As part of the process of preparing our consolidated financial statements we are required to estimate our taxes in each of the jurisdictions in which we operate. We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.
               We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that we will ultimately recover a substantial majority of the deferred tax assets recorded on our consolidated balance sheets. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not likely.
               The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In the first quarter of 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (FIN 48), and related guidance (see “Note 8: Income taxes” in Part II, Item 8 of this Form 10-K). As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed in the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
Valuation of long-lived and intangible assets and goodwill
               Purchased intangibles consist of purchased technology, customer installed base/relationships, customer backlog and other intangibles. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from 3 months to eight years. We periodically evaluate our intangible assets for indications of impairment. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, we reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period.
               Goodwill represents the excess of the aggregate purchase price over the fair market value of the net tangible and intangible assets acquired by the Company. Goodwill is tested for impairment in the fourth quarter of each fiscal year or more often if an event or circumstances indicate that an impairment loss has been incurred. An impairment charge is recognized if a reporting unit’s goodwill carrying amount exceeds its implied fair value. Goodwill impairment is determined using a two-step approach in accordance with SFAS 142, Goodwill and Other Intangible Assets using one or more of the following fair value measures including: present value techniques of estimated future cash flows; or valuation techniques based on multiples of earnings or revenue, or a similar performance measure. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements. Based on the impairment tests performed, there was no impairment of goodwill in 2007, 2006, and 2005. The goodwill recorded as a result of the business combinations in the years presented is not deductible for tax purposes.
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
               We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the years ended December 31, 2006 and December 31, 2007 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the year ended December 31, 2007 was $14.0 million which consisted of share-based compensation expense related to employee stock options in the amount of $13.1 million and expense related to employee stock plan purchases in the amount of $938,000. Share-based compensation expense recognized under SFAS 123R for the year ended December 31, 2006 was $14.4 million which consisted of share-based compensation expense related to employee stock options in the amount of $13.7 million and expense related to employee stock plan purchases in the amount of $713,000. The total compensation cost (gross) related to non-vested awards not yet recognized at December 31, 2007 was $20.5 million and the weighted-average period over which this amount is expected to be recognized is 2.55 years. See Note 7 for additional information on share-based compensation.
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
               Share-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2007 and December 31, 2006, are based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Share-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2007 and December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company continued to use the straight-line single option method. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
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
Significant Transactions
Acquisitions
               On July 10, 2007, the Company completed the acquisition of 100% of the outstanding shares of Aventail Corporation (“Aventail”) for approximately $25.6 million in purchase consideration, consisting of cash of approximately

$23.6 million, $2.0 million in direct transaction costs incurred in connection with the acquisition, and stock options assumed. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141), this transaction was accounted for as a purchase business combination. The Company acquired Aventail to complement and extend its current SSL-VPN product offering. Of the total purchase price of $25.6 million, approximately $1.9 million was allocated to in-process research and development, approximately $6.9 million was allocated to purchased technology that will be amortized over its estimated useful life of six years, approximately $7.9 million was allocated to customer relationship that will be amortized over eight years, approximately $2.6 million was used to pay off an assumed loan, and approximately $4.0 million was recorded for net liabilities assumed. The remaining $15.4 million was allocated to goodwill. In addition, pursuant to the terms of the Merger Agreement, 744,043 stock options held by employees of Aventail were assumed by SonicWALL. The fair value as of the acquisition date of these stock options assumed, using the Black-Scholes valuation method, was $2.2 million. There were no options vested as of the acquisition date thus the purchase price component related to the assumption was zero. The total fair value of $2.2 million will be recognized as compensation cost over the requisite service period.
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
               On November 28, 2005, the Company purchased Lasso Logic, Inc. (“Lasso”), a continuous data protection for backup and recovery solutions for the small and medium business market. The Company acquired Lasso for approximately $15.8 million in purchase consideration, consisting of cash, assumed stock options in the amount of $109,000 and $194,000 in direct transactions costs incurred in connection with the acquisition. The Company believes that Lasso’s data backup solutions will provide a strong entry point to the growing data protection segment. In addition, certain employees of Lasso became employees of the Company. Of the total purchase price of $15.8 million, $3.7 million was allocated to purchased technology that will be amortized over its estimated useful life of five years, approximately $100,000 was allocated to customer relationship and customer backlog that was amortized over 3 months to one year, $1.3 million was recorded for net tangible assets acquired, and $10.7 million was allocated to goodwill.
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

Results of Operations
          The following table sets forth financial data for the years indicated as a percentage of total revenue:

	Year Ended December 31,
	2007	2006	2005
Revenue:
Product	49.7%	52.9%	55.8%
License and service	50.3%	47.1%	44.2%

Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Product	20.4%	22.3%	20.5%
License and service	8.0%	7.0%	5.9%
Amortization of purchased technology	1.1%	3.1%	3.4%

Total cost of revenue	29.5%	32.4%	29.8%

Gross profit	70.5%	67.6%	70.2%
Operating expenses:
Research and development	19.8%	19.2%	16.8%
Sales and marketing	39.0%	40.5%	39.5%
General and administrative	10.8%	11.6%	11.5%
Amortization of purchased intangible assets	0.4%	1.6%	2.1%
Restructuring charges (reversals)	0.0%	0.8%	0.0%
In-process research and development	1.0%	0.9%	0.0%

Total operating expenses	71.0%	74.6%	69.9%

Income (loss) from operations	(0.5%)	(7.0%)	0.3%
Interest income and other expense, net	5.9%	5.5%	5.1%

Income (loss) before income taxes	5.4%	(1.5%)	5.4%
Benefit (provision) for income taxes	8.8%	(4.6%)	(0.8%)

Net income (loss)	14.2%	(6.1%)	4.6%

               For the fiscal year ending December 31, 2007, total SFAS 123R share-based compensation cost before taxes as a percent of total revenue was 7.0% and was allocated as follows: 0.3% to cost of revenue, 2.3% to research and development, 2.4% to sales and marketing and 2.0% to general and administrative.
               For the fiscal year ending December 31, 2006, total SFAS 123R share-based compensation cost before taxes as a percent of total revenue was 8.2% and was allocated as follows: 0.3% to cost of revenue, 2.5% to research and development, 2.9% to sales and marketing and 2.5% to general and administrative.
Revenue (in thousands)

	Year ended December 31,			Dollar Change		Percent Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005	2007 vs. 2006	2006 vs. 2005
Product	$98,936	$92,797	$75,525	$6,139	$17,272	7%	23%
% of total revenue	50%	53%	56%

License and service	100,263	82,741	59,799	17,522	22,942	21%	38%
% of total revenue	50%	47%	44%

Total revenue	$199,199	$175,538	$135,324	$23,661	$40,214	13%	30%

Product revenue
          We shipped approximately 196,000, 193,000, and 159,000 total units, respectively, during 2007, 2006 and 2005.
          The increase in product revenue 2007 compared to 2006 was primarily due to unit sales of SSL-VPN products acquired as part of the Aventail transaction that were not available in the corresponding period of 2006, increased average selling price of our continuous data protection products along with unit sales of the new high-end E-Class Network Security Appliance (NSA) products that were not available in the corresponding period of 2006, offset by a decline in unit sales as well as lower average selling prices of our PRO and TZ products.
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
          In 2007, revenue from our subscription service offerings increased to $58.5 million, from $42.8 million in 2006. The increase in subscription services was primarily due to the increase of subscription services sold in conjunction with new hardware appliance sales and an increase in subscription service renewals. In 2007, revenue from extended service contracts was approximately $30.3 million compared to $26.7 million in 2006. In 2007, license revenue decreased to $11.5 million from $13.2 million in 2006. The decrease in license revenue was due primarily to reduced revenue from enhanced operating system upgrades resulting from promotional discounts associated with this product.
          In 2006, revenue from our subscription service offerings increased to $42.8 million, from $24.8 million in 2005. In 2006, revenue from extended service contracts was approximately $26.7 million compared to $23.8 million in 2005. In 2006, license revenue increased to $13.2 million from $11.2 million in 2005. The increase in subscription services and extended service contracts in 2006 was primarily due to the increase of subscription services sold in conjunction with new hardware appliance sales; an increase in subscription service renewals; increased sales of software applications; and the introduction of Email Security solutions.
Channel data
          SonicWALL products are sold primarily through distributors who then sell our products to authorized resellers who in turn market and sell our products to end-user customers. Channel sales accounted for approximately 98%, 98%, and 97% of total revenue in 2007, 2006, and 2005, respectively. Alternative Technology, Tech Data, and Ingram Micro, all of whom are technology product distributors, collectively accounted for approximately 50% 53%, and 52% of our revenue during 2007, 2006, and 2005, respectively.

Geographic revenue data (in thousands)

	Year ended December 31,			Dollar Change		Percent Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005	2007 vs. 2006	2006 vs. 2005
Americas	$138,678	$124,806	$94,956	$13,872	$29,850	11%	31%
Percentage of total revenues	70%	71%	70%
EMEA	40,420	32,865	23,725	7,555	9,140	23%	39%
Percentage of total revenues	20%	19%	18%
APAC	20,101	17,867	16,643	2,234	1,224	13%	7%
Percentage of total revenues	10%	10%	12%

Total revenues	$199,199	$175,538	$135,324	$23,661	$40,214	13%	30%

          The increase in revenue in the Americas in 2007 compared to 2006 was primarily due to increased sales of our comprehensive gateway security and email security subscription services, higher sales of extended service contracts, and an increase in product revenue, primarily from the sale of higher-end SSL-VPN products, partially offset by a decline in enhanced operating system upgrades, slower sales of client anti-virus subscription services along with decreases in TZ and PRO product sales. The increase in revenue in EMEA in 2007 compared to 2006 was primarily due to increased sales of our comprehensive gateway security and email security subscription services, higher sales of extended service contracts, and an increase in product revenue, primarily from the sale of higher-end SSL-VPN products, partially offset by a decline sales of client anti-virus subscription services along with decreases in TZ product sales. The increase in revenue in APAC in 2007 compared to 2006 was primarily due to increased sales of our comprehensive gateway security subscription services, higher sales of extended service contracts, and an increase in product revenue, primarily from the sale of higher-end SSL-VPN products, partially offset by a decline in TZ and PRO product sales
          The increase in revenue in the Americas and EMEA in 2006 compared to 2005 was primarily due to significantly increased sales of our license and subscription services offerings along with increased sales of our TZ and PRO products and sales of new products in continuous data protection, email security, and SSL-VPN. The increase in revenue in APAC in 2006 compared to 2005 was primarily due to significantly increased sales of our license and subscription service products offset by a slight decrease in unit sales of our TZ product line.
Cost of Revenue and Gross Profit
          The following table shows the cost of revenue for product and the cost of revenue for license and service:

	Year ended December 31,			Percent Variance
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(in thousands)
Product	$40,555	$39,164	$27,699	4%	41%
License and service	15,894	12,287	8,031	29%	53%
Amortization of purchased technology	2,232	5,387	4,552	(59%)	18%

Total cost of revenue	$58,681	$56,838	$40,282	3%	41%

Note — Effect of amortization of purchased technology has been excluded from product and license and service gross profit discussions below.

          The following table shows the gross profit for product and the gross profit for license and service:

	Gross Profit Amount			Gross Margin
	Year ended December 31,			Year ended December 31,
	2007	2006	2005	2007	2006	2005
	(in thousands)
Product	$58,381	$53,633	$47,826	59%	58%	63%
License and service	84,369	70,454	51,768	84%	85%	87%
Amortization of purchased technology	(2,232)	(5,387)	(4,552)

Total gross profit	$140,518	$118,700	$95,042	71%	68%	70%

Cost of Product Revenue and Gross Profit/Margin
          Cost of product revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers, freight related fulfillment costs, amortization of purchased technology related to our acquisitions, and overhead costs associated with our manufacturing operations. Additionally, warranty costs and inventory provisions or write-downs are included in cost of product revenue.
          In 2007, cost of product revenue increased by 2% on a per unit basis while unit shipments increased by 2%, in comparison to fiscal 2006. The increase in cost on a per unit basis was primarily the result of higher production costs related to our new E-Class NSA products and SSL-VPN products acquired as part of the Aventail transaction that were not available in the corresponding period of 2006, partially offset by decreased production costs per unit primarily in the PRO and email security products due to lower component costs and a shift in contract manufacturers. The E-class NSA and SSL-VPN products have significantly higher production costs compared to our other products while the volume on these products is generally lower compared to the other existing products. Gross profit and gross profit percentage from product sales increased in fiscal 2007 compared to fiscal 2006 primarily due to increased unit volume and higher average sales prices partially offset by higher production costs per unit.
          In 2006, cost of product revenue increased by 17% on a per unit basis while unit shipments increased by 21%, in comparison to fiscal 2005. The increase in cost on a per unit basis was primarily the result of a change in the mix of units sold and increased fulfillment costs per unit. The production cost per unit of new products in continuous data protection, email security, and SSL-VPN that were not available in 2005, was on average higher than the production cost per unit of our other existing products. In addition, the cost of product revenue in 2006 includes share-based compensation cost of $470,000 or 0.5% as a percentage of total product revenue, associated with the adoption of SFAS 123R. Gross profit from product sales increased while the gross profit percentage decreased in fiscal 2006 compared to fiscal 2005 primarily due to increased unit volume and average sales prices offset by higher production costs per unit.
          We expect future product gross profits and/or margins to erode to the extent that we experience downward pressure on product pricing or upward pressure on production costs. A change in the mix of product sold could also change product gross profit and gross profit percentage.
Cost of License and Service Revenue and Gross Profit
          Cost of license and service revenue includes costs associated with the production and delivery of our license and service offerings, including technical support costs related to our service contracts, royalty costs related to certain subscription offerings, personnel costs related to the delivery of training, consulting, and professional services; and cost of packaging materials and related costs paid to contract manufacturers. Cost of license and service revenue increased by 29% in 2007 as compared to 2006. This increase was due primarily to the technical support costs associated with a larger base of license and subscription services customers. To deliver services under these contracts, we have outsourced a significant portion of technical support delivery to third party service providers. In 2007, we started a process to insource a portion of our technical support delivery to centers located in the United States and in India. The planning and other initial ramp up costs associated with these centers, without a corresponding decrease in costs associated with existing third party service providers, resulted in the decrease of license and services gross profit percentage.
          Cost of license and service revenue increased by 53% in 2006 as compared to 2005. This increase was due primarily to the technical support costs associated with a larger base of license and subscription services customers. To deliver services under these contracts, we outsource a significant portion of technical support delivery to third party service providers. In addition, the cost of license and service revenue includes share-based compensation cost of $144,000 associated with the adoption of SFAS 123R in 2006.
Amortization of purchased technology

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Expenses	$2,232	$5,387	$4,552
Percentage of total revenue	1%	3%	3%
Year over year change in Dollars	(3,155)	835
Year over year change in Percent	-59%	18%
          Amortization of purchased technology represents the amortization of existing technology acquired in our business combinations accounted for using the purchase method. Purchased technology is being amortized over the estimated useful lives of four to eight years. The decrease in amortization for the year ended December 31, 2007 as compared to the same period last year is due to the completion of the amortization of purchased technology associated with the acquisition of Phobos Corporation (“Phobos”), partially offset by additional amortization from Aventail. The amounts for the year ended December 31, 2007 represent amortization of purchased intangibles associated with our acquisitions of enKoo, Lasso, MailFrontier, and Aventail.
          Amortization for the year-ended December 31, 2006 primarily consisted of $3.8 million, $742,000, $563,000, and $218,000, relating to the amortization of purchased intangibles associated with the acquisitions of Phobos in 2000, Lasso, and enKoo in 2005, and MailFrontier in 2006, respectively.
          Future amortization to be included in cost of revenue based on the current balance of purchased technology absent any additional investment is as follows (in thousands):

Amortization
Amount to
Cost of
Fiscal Year	Revenue
2008	$3,017
2009	3,017
2010	2,374
2011	1,382
2012	1,382
Thereafter	1,234

Total	$12,406

          Our gross profit has been and will continue to be affected by a variety of factors, including competition; the mix of products and services; new product introductions and enhancements; fluctuations in manufacturing volumes; and the cost of components and manufacturing labor.
Operating Expenses
Research and development

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Expenses	$39,410	$33,670	$22,768
Percentage of total revenue	20%	19%	17%
Year over year change in Dollars	5,740	10,902
Year over year change in Percent	17%	48%

          Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products. During 2007, the increase in research and development costs in comparison to the same period last year was primarily due to the following: (1) increased salaries and benefits of $2.9 million resulting primarily from increased headcount related to Aventail acquisition; (2) higher prototyping costs associated with the development of new products and technologies of $449,000; (3) an increase of $528,000 in contract labor and professional service expenses primarily due to the localization of certain products for international markets; (4) increased information service and facilities costs allocated to product development of $919,000; and (4) $273,000 of increased share-based compensation expense under SFAS 123R related to employee stock options and rights granted under the ESPP.
          During 2006, the increase in research and development expenses compared to 2005 was primarily due to (1) increased salaries and benefits of $5.3 million related to personnel added primarily as a result of acquisitions completed in the first quarter of 2006 and the fourth quarter of 2005; (2) $4.3 million of share-based compensation expense under SFAS123R related to employee stock options and rights granted under employee stock purchase plan; and (3) $403,000 increase in contract labor costs.
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
Sales and marketing

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Expenses	$77,741	$71,256	$53,403
Percentage of total revenue	39%	41%	39%
Year over year change in Dollars	6,485	17,853
Year over year change in Percent	9%	33%
          Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, costs related to customer support, travel, tradeshows, promotional and advertising costs, and related facilities costs. During 2007, the increase in sales and marketing expenses compared to the same period last year is primarily due to (1) increased personnel costs, including commissions, contract labor, and other related employee benefits, of approximately $5.2 million resulting from the acquisition of Aventail, and higher commissionable sales; (2) an increase of approximately $1.3 million in expenses associated with our sales and marketing facilities including rent, maintenance costs, telephone, and internet connectivity; (3) an increase of approximately $758,000 in expenses associated with outsourced third-party activity in connection with subscription renewal services; and (4)an increase of approximately $587,000 in travel related expenses. These increases in sales and marketing expenses were partially offset by a decrease in the cost of channel marketing and promotional activities of approximately $1.6 million due to lower advertising costs, the impact of certain cost control measures and the timing of various marketing programs.
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

General and administrative

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Expenses	$21,473	$20,324	$15,535
Percentage of total revenue	11%	12%	12%
Year over year change in Dollars	1,149	4,789
Year over year change in Percent	6%	31%
          General and administrative expenses consist primarily of personnel costs, business insurance, corporate governance costs, professional fees, travel expense, and related facilities costs. During 2007, the increase in G&A expenses was primarily related to (1) higher compensation expense of approximately $1.8 million primarily due to higher salaries related to the acquisition of Aventail and increased bonus expense resulting from achievement of performance targets; (2) an increase in professional fees and expenses of approximately $675,000 that were associated primarily with accounting activities; (3) an increase of approximately $187,000 in allocated expenses for facilities including rent, maintenance costs, depreciation, telephone, and internet connectivity; and (4) an increase of approximately $172,000 in travel related expenses. These increases in general and administrative expenses were partially offset by a decrease in litigation related expenses of $1.3 million and a decrease in the share-based compensation expense of $488,000.
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
Amortization of purchased intangible assets included in operating expenses

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Expenses	$715	$2,721	$2,893
Percentage of total revenue	0.4%	2%	2%
Year over year change in Dollars	(2,006)	(172)
Year over year change in Percent	(74%)	(6%)
          Amortization of purchased intangibles included in operating expenses represents the amortization of assets arising from contractual or other legal rights acquired in business combinations and excludes for amortization of acquired developed technology which is included in cost of revenue. Purchased intangible assets are being amortized over their estimated useful lives of three to eight years. The reduction in amortization expense included in operating expense in 2007 compared to 2006 was the result of the completion of amortization of certain intangibles associated with the acquisition of Phobos, RedCreek, Lasso Logic, enKoo, and MailFrontier. Amortization for 2007 is primarily related to the Aventail and MailFrontier acquisitions.
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

          Future amortization to be included in operating expense based on current balance of purchased intangibles absent any additional investment is as follows (in thousands):

Amortization
Amount to
Operating
Fiscal Year	Expenses
2008	$1,114
2009	1,095
2010	1,095
2011	1,095
2012	1,007
Thereafter	2,475

Total	$7,881

Restructuring charges

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Expenses	$—	$1,409	$—
Percentage of total revenue	0%	1%	—
Year over year change in Dollars	(1,409)	1,409
Year over year change in Percent	(100%)	100%
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
          In 2007 and 2005, we did not record any restructuring charges.
In-Process Research and Development

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Expenses	$1,930	$1,580	$—
Percentage of total revenue	1%	1%	—
Year over year change in Dollars	350	1,580
Year over year change in Percent	22%	0%
          Our methodology for allocating the purchase price for purchase acquisitions to in-process research and development (“IPR&D”) is determined through established valuation techniques and analysis, as applied in the high-technology internet security industry. The IPR&D expense in 2007, which is related to the acquisition of Aventail, was primarily for the development of Aventail’s next generation product. This IPR&D was expensed upon the acquisition of Aventail because technological feasibility had not been established and no future alternative uses existed. Total IPR&D expense of $1.9 million was charged to product development expenses on the date the assets were acquired.
          The IPR&D expense in 2006, which was related to MailFrontier acquisition, was primarily for the development of MailFrontier’s version 5.0. This IPR&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Total IPR&D expense of $1.6 million was charged to product development expenses on the date the assets were acquired.

          The fair value of the existing purchased technology, as well as the technology under development, is determined using the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculation was derived from a weighted average cost of capital analysis. We consider this pricing model for acquired products and technology to be standard within the high-technology internet security industry. We do not expect to achieve a material amount of expense reductions as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include significant anticipated cost savings.
          The key assumptions underlying the valuation of our 2007 Aventail purchase acquisition for which in-process research and development was recorded were as follows: 1) estimated cost to complete technology at time of acquisition was approximately $1.3 million; and 2) risk adjusted discount rate of 22%. Other key assumptions include an expected completion date of approximately one year and revenue and expense projections, assuming that the product has entered the market.
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
Interest income and other expense, net
          Interest income and other expense (net) were $ 11.8 million, $9.7 million, and $6.9 million in the years ended December 31, 2007, 2006 and 2005, respectively and primarily consists of interest income on our cash, cash equivalents, and short-term investments. The fluctuations in the short-term interest rates directly influence the interest income we recognize. The increase in 2007 as compared to 2006 increase was primarily due to higher effective interest rates earned in our investment portfolio. The increase in 2006 as compared to 2005 was primarily attributed to higher effective interest rates.
Benefit (Provision) for income taxes

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Benefit (Provision) for income taxes	$17,601	$(8,206)	$(1,034)
Percentage of income (loss) before taxes	160%	322%	14%
Percentage of total revenue	8.8%	(4.7%)	(0.8%)
Year over year change in Dollars	25,807	(7,172)
Year over year change in Percent	(314%)	694%
          The effective tax rate was (160)%, 322%, and 14% in fiscal years 2007, 2006 and 2005, respectively. Our effective tax rate differs from the statutory federal and state tax rates for the fiscal year ended December 31, 2007 primarily due to the tax benefit from the partial release of the valuation allowance, the effect of share-based compensation related to incentive stock options, goodwill and intangible assets, which are permanent, non-deductible book/tax differences, and the utilization of $7.1 million of the deferred tax assets derived from previously acquired companies. The cumulative effect of the acquired company deferred tax assets resulted in a reduction in goodwill.
          In 2007, we released a substantial portion of our valuation allowance considering all available evidence. The available positive evidence at December 31, 2007, included three years of cumulative historical operating profits, a projection of future income sufficient to realize most of the remaining deferred tax assets, and other evidence. We recorded a partial valuation allowance release of $23.5 million in fiscal year 2007, because as of December 31, 2007, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain acquired net operating losses due to the annual “change in ownership” limitation required by the Internal Revenue Code of 1986, as amended. We do not forecast future income beyond a 5-year time horizon to determine if these deferred tax assets can be realized. The remaining valuation allowance of approximately $10.7 million as of December 31, 2007, will result in a credit to goodwill if and when we conclude it is more likely than not that the related deferred tax assets will be realized.

          Our effective tax rate differs from the statutory federal and state tax rates for the fiscal year ended December 31, 2006 due primarily to the effect of share-based compensation related to incentive stock options, goodwill and intangible assets, which are permanent, non-deductible book/tax differences, and the utilization of $6.9 million of the deferred tax assets derived from previously acquired companies. The cumulative effect of the utilization of acquired company deferred tax assets resulted in a reduction in goodwill. We experienced a significant increase in our effective tax rate in 2006, well above the statutory federal and state tax rates, primarily caused by following factors: (1) as of December 31, 2005, we had completely utilized the regular net operating losses that were generated by SonicWALL, the remaining net operating losses consisted of stock-option and acquired net operating losses in tax-free transactions and (2) the share-based compensation expense created permanent and/ or temporary differences. At December 31, 2006, we had a full valuation allowance against our deferred tax assets based upon our determination that it was more likely than not that all deferred tax assets would not be realized given historical operating losses. The net operating loss and research and development tax credit carryovers that comprise the vast majority of the deferred tax assets as of December 31, 2007 will expire at various dates through the year 2027.

Quarterly Results of Operations
          The following table sets forth our unaudited quarterly results of operations, in dollars for the eight quarters ended December 31, 2007. You should read the following table in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K. We have prepared this unaudited information on the same basis as our audited financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter.

	Year Ended December 31, 2007				Year Ended December 31, 2006
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(in thousands, except per share data)				(in thousands, except per share data)
Revenue:
Product	$27,295	$25,389	$23,575	$22,677	$24,917	$24,087	$22,709	$21,084
License and service	28,719	25,597	23,489	22,458	21,794	21,103	21,105	18,739

Total revenue	56,014	50,986	47,064	45,135	46,711	45,190	43,814	39,823

Cost of revenue:
Product	11,842	10,148	9,353	9,212	10,487	10,210	9,571	8,896
License and service	4,742	4,167	3,790	3,195	3,257	3,228	3,314	2,488
Amortization of purchased technology	716	698	409	409	963	1,501	1,558	1,365

Total cost of revenue	17,300	15,013	13,552	12,816	14,707	14,939	14,443	12,749

Gross profit	38,714	35,973	33,512	32,319	32,004	30,251	29,371	27,074
Operating expenses:
Research and development	10,479	10,838	9,077	9,016	8,191	8,391	8,758	8,330
Sales and marketing	23,194	20,023	17,205	17,319	16,789	17,782	18,858	17,827
General and administrative	5,632	5,808	4,750	5,283	5,116	5,418	4,976	4,814
Amortization of purchased intangible assets	303	302	55	55	419	767	734	801
Restructuring charges	—	—	—	—	—	—	17	1,392
In-process research and development	—	1,930	—	—	—	—	—	1,580

Total operating expenses	39,608	38,901	31,087	31,673	30,515	32,358	33,343	34,744

Income (loss) from operations	(894)	(2,928)	2,425	646	1,489	(2,107)	(3,972)	(7,670)
Interest income and other expense, net	2,926	2,974	3,053	2,818	2,783	2,621	2,143	2,166

Income (loss) before income taxes	2,032	46	5,478	3,464	4,272	514	(1,829)	(5,504)
Provision for income taxes	20,974	(342)	(1,864)	(1,167)	(3,831)	(2,756)	(1,543)	(76)

Net income (loss)	$23,006	$(296)	$3,614	$2,297	$441	$(2,242)	$(3,372)	$(5,580)

Net income (loss) per share:
Basic	$0.37	$(0.00)	$0.06	$0.04	$0.01	$(0.03)	$(0.05)	$(0.09)

Diluted	$0.35	$(0.00)	$0.05	$0.03	$0.01	$(0.03)	$(0.05)	$(0.09)

Shares used in computing net income (loss) per share:
Basic	62,678	64,458	64,777	65,336	65,855	65,329	64,479	64,828

Diluted	66,141	64,458	67,258	67,815	69,174	65,329	64,479	64,828

Liquidity and Capital Resources
          We ended December 31, 2007 with $229.0 million in cash, cash equivalents, and short-term investments, consisting principally of auction rate debt securities, asset backed securities, corporate bonds, U.S. government securities and money market funds, a decrease of $6.2 million as compared to prior year ending balance. Our primary source of cash is receipts from sales of our products, license and services, and issuance of common stock under employee stock option and purchase plans. The primary uses of cash are payments for the production of our products, payroll (salaries and related benefits), acquisition related activity, general operating expenses (marketing, travel, office rent), and the repurchase of shares of our common stock under our share repurchase program.

Operating Activities
          Cash provided by operating activities for fiscal 2007 totaled $63.7 million, a $30.1 million increase in comparison to the prior year. Cash provided by operating activities was primarily the result of the net income of $28.6 million adjusted by non-cash items such as deferred income taxes of ($27.5) million, SFAS 123R related share-based compensation expense of $13.5 million, adjustment to goodwill of $7.1 million, depreciation and amortization expense of $6.0 million, in-process research and development expense of $1.9 million, income tax benefit from the exercise of employee stock options of $1.5 million, and changes in our operating assets and liabilities of $32.6 million. The main drivers of the changes in operating assets and liabilities are as follows:
▪	Accounts receivable decreased due to the timing of collections. Our DSO in accounts receivable was 42 days at December 31, 2007 compared to 45 days at December 31, 2006. The decrease in DSO at December 31, 2007 as compared to December 31, 2006 was primarily due to the timing of shipments and billings, combined with an increase in revenue. Collection of accounts receivable and related DSO will continue to fluctuate in future periods due to the timing and amount of our future shipments and billings, the payment terms that we extend to our customers, and the effectiveness of our collection efforts.

▪	The increase in prepaid expenses and other current assets was primarily due to (1) an increase in our Deferred Compensation asset primarily from participant contributions; and (2) an increase in the amount of deferred cost of goods sold associated with products shipped on deferred revenue arrangements.

▪	The increase in accounts payable is primarily due to an increase in the level of cost of goods sold and operating expenses and the timing of payments to our vendors.

▪	The increase in accrued payroll and related benefits was primarily attributed to (1) an increase in the accrual related to our Deferred Compensation plan; (2) an increase in amount accrued under payroll, commissions, and payroll taxes payable; and (3) an increase in our vacation accrual.

▪	Deferred revenue increased due to increased sales of subscription services as well as an increase related to shipments to distributors whereby revenue is recognized on a sell-through basis. In addition, as of December 31, 2007 there was approximately $3.7 million remaining in deferred revenue derived through the acquisition of Aventail.

▪	The decrease in other accrued liabilities was primarily due to final settlement of the restricted cash in escrow in connection with the acquisition of MailFrontier.
          Cash provided by operating activities for fiscal 2006 totaled $33.6 million, a $1.1 million increase from 2005. During 2006, cash provided by operating activities was primarily the result of the net loss of $10.8 million adjusted by non-cash items such as depreciation and amortization expense of $10.2 million, SFAS 123R related share-based compensation expense of 13.2 million, adjustment of goodwill of approximately $6.8 million, in-process research and development expense of $1.6 million and changes in our operating assets and liabilities of $12.4 million. The main drivers of the 2006 changes in operating assets and liabilities are as follows:
▪	Accounts receivable increased due to higher sales and the normalization of our collection cycle. Our DSO in accounts receivable was 45 days at December 31, 2006 compared to 32 days at December 31, 2005. The increase in DSO at December 31, 2006 as compared to December 31, 2005 was primarily due to the timing of shipments and billings combined with the increase in revenue. Collection of accounts receivable and related DSO will fluctuate in future periods due to the timing and amount of our future shipments and billings, the payment terms that we extend to our customers and the effectiveness of our collection efforts.

▪	Deferred revenue increased due to increased sales of subscription services as well as an increase related to shipments to distributors whereby revenue is recognized on a sell-through basis. In addition, there was approximately $2.2 million in deferred revenue derived through the acquisition of MailFrontier.

▪	The increase in prepaid expenses and other current assets was primarily due to (1) an increase in our restricted cash in escrow in connection with the acquisition; (2) an increase in our Deferred Compensation asset primarily from participant contributions; and (3) an increase in the amount of deferred cost of goods sold associated with products shipped on deferred revenue arrangements.

▪	The increase in accrued payroll and related benefits was primarily attributed to (1) an increase in the accrual of bonuses; (2) an increase in the accrual related to our Deferred Compensation plan; (3) an increase in the amount withheld and accrued under our employee stock purchase plan (“ESPP”); and (4) an increase in our vacation accrual.

▪	The decrease in accrued restructuring was caused by the payment of employee severance benefits and facility costs for space no longer needed in connection with the 2006 Restructuring Plan.

▪	The increase in other accrued liabilities was primarily due to (1) an increase in the accrual related to the restricted cash in escrow in connection with the acquisition of MailFrontier; (2) an increase in the accrual related to royalty contracts; and (3) an increase in the accrual related to travel expenses.
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
▪	Accounts receivable decreased due to enhanced collection effectiveness, the timing of shipments and billings combined with increase in revenue. Our DSO in accounts receivable was 32 days at December 31, 2005 as compared to 49 days at December 31, 2004.

▪	Deferred revenue increased primarily due to increased sales of subscription services as well as an increase related to shipments to distributors where revenue is recognized on a sell through basis.

▪	Prepaid expenses and other current assets increased mainly due to the increase in restricted cash in escrow in connection with the acquisition and the increase in the trust assets of the deferred compensation plan as fully described in Note 11 of the Notes to the Consolidated Financial Statements.
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
Investing Activities
          Net cash used in investing activities in 2007 was $23.4 million, principally as a result of (1) the acquisition of Aventail Corporation for $25.3 million, net of cash acquired; (2) the net sale and maturity of $12.5 million in short-term investments; (3) the purchase of $7.5 million in property and equipment and $1.8 million in intangible assets related to a license agreement for certain intellectual property; and (4) a net increase in restricted cash in escrow of $1.4 million primarily due to the final settlement of MailFrontier escrow, partially offset by the creation of a new escrow related to the Aventail acquisition.
          Net cash used in investing activities in 2006 was $45.4 million, principally as a result of (1) $11.2 million net purchase of short-term investments; (2) $29.5 million acquisition of MailFrontier, net of cash acquired; (3) $3.4 million purchase of property and equipment; and (4) $1.3 million net increase in restricted cash in escrow. Net cash provided by investing activities was $10.5 million in 2005, primarily as a result of the net sale of $30.8 million of short-term investments offset by (1) $18.8 million used for the acquisitions of Lasso and enKoo; and (2) $1.4 million used for purchases of property and equipment.
Financing Activities
          Net cash used in financing activities in 2007 was $32.9 million, of which $49.9 million was used to repurchase common stock under the Company’s stock repurchase program, partially offset by $17.0 million provided by common stock issuances through employee stock option exercises or purchase of shares under the employee stock purchase plan.
          Net cash used in financing activities in 2006 was $4.8 million, of which cash of $16.3 million was provided by common stock issuances through employee stock option exercises or purchase of shares under the employee stock purchase plan, offset by $21.1 million used to buyback common stock under the Company’s stock repurchase program.
          In 2005, cash of $6.3 million was provided by common stock issuances as a result of employee stock option and employee stock purchase plan share exercises, offset by $30.2 million used under the Company’s stock repurchase program.
Liquidity and Capital Resource Requirements
          We believe our existing cash, cash equivalents, and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months. However, we could elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales, marketing, and support operations, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, and pursuit of corporate opportunities. We cannot assure you that additional equity or debt financing will be available on acceptable terms or at all. Our sources of liquidity beyond twelve months, in management’s opinion, will be our then current cash balances, funds from operations and whatever long-term credit facilities we can arrange. We have no agreements or arrangements with third parties to provide us with sources of liquidity and capital resources beyond twelve months. We believe that future liquidity and capital resources will not be materially affected in the event we are not able to prevail in litigation for which we have been named a defendant as described in Note 10 to the consolidated financial statements.
Off-Balance Sheet Arrangements
          As of December 31, 2007, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Contractual Obligations
          We do not have any debt, long-term obligations, or long-term capital commitments. The following summarizes our principal contractual commitments as of December 31, 2007 (in thousands):

		Payments Due by Period
		Less Than	1 to 3	3 to 5
Contractual Obligations	Total	One Year	Years	Years
Operating lease obligations	$8,146	$2,515	$3,579	$2,052
Non-Cancelable Purchase obligations	$9,611	$9,611	$—	$—
          We outsource our manufacturing function to third party contract manufacturers, and at December 31, 2007 we have purchase obligations totaling $18.4 million. Of this amount, $8.7 million cannot be cancelled and is payable within one year. We are contingently liable for any inventory owned by a contract manufacturer that becomes excess and obsolete. As of December 31, 2007, $40,000 had been accrued for excess and obsolete inventory held by our contract manufacturers. In addition, as of December 31, 2007 in the normal course of business, we had $870,000 in non-cancelable purchase commitments.
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
          On July 24, 2007, the Company’s Board of Directors approved a follow-on program for the repurchase of the Company’s common stock. The authorization under the follow-on share repurchase program is $100 million plus approximately $19.6 million remaining under the share repurchase program originally authorized by the Company’s Board of Directors in November 2004. The term of the follow-on program is one year from the date of approval. As of December 31, 2007, the remaining authorized amount for stock repurchase is approximately $78.0 million.
Recent Accounting Pronouncements
          The information contained in Note 1 to the Consolidated Financial Statements under the heading recent accounting pronouncements is hereby incorporated by reference into this Part II, Item 7.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk
          Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and short-term investments. In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities,” we classified our short-term investments as available-for-sale. Consequently, investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. As of December 31, 2007, our cash, cash equivalents and short-term investments included money-markets securities, auction rate securities, asset backed securities, corporate bonds, and commercial papers which are generally subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates change prior to maturity.
          Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities which have declined in market value due to changes in interest rates.
          As stated in our investment policy, we are adverse to principal loss and further the goal of preservation of our invested funds by limiting default and market risk. We mitigate default risk by investing in only investment-grade instruments. As of December 31, 2007, we do not have any derivative financial instruments in our investment portfolio.
          The majority of our short-term investments maturing in more than one year are readily tradable in 7 to 28 days. Due to this factor and the short duration of the balance of our investment portfolio, we believe an immediate 10% change in interest rates would be immaterial to our financial condition or results of operations.
          Principal amounts by expected year of maturity in U.S. dollars as of December 31, 2007 are as follows (in thousands, except percentages):

	Maturing in
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Corporate debt securities	$37,891	$6,617	$—	$443	$115	$61,102	$106,169	$103,876
Weighted Average Interest Rate	5.1%	5.0%	—	4.9%	4.5%	5.6%	5.4%
U.S. government securities	2,034	5,103	5,314	—	—	—	12,450	12,459
Weighted Average Interest Rate	5.2%	5.0%	4.1%	—	—	—	4.7%
Auction rate securities	—	—	—	—	—	79,312	79,312	79,312
Weighted Average Interest Rate	—	—	—	—	—	6.1%	6.1%

Total marketable securities	$39,925	$11,720	$5,314	$443	$115	$140,414	$197,931	$195,647

Foreign currency risk
          We consider our exposure to foreign currency exchange rate fluctuations to be minimal. We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars. For the year ended December 31, 2007, we earned approximately 33% of our revenue from international markets. We may, in the future, denominate these transactions in various local currencies. Because our sales are currently denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency. A weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets in which we do business. We have minimal cash balances denominated in foreign currencies. We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.
          We will continue to monitor our exposure to currency transactions. We cannot, however, assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

Financial Market Risk
          Included within our investment portfolio at December 31, 2007 were auction rate securities that we purchased for $79.3 million whose underlying assets are primarily student loans which are substantially backed by the federal government. These auction rate securities are currently rated AAA, the highest rating, by a rating agency. These investments failed to trade at recent auctions due to insufficient bids from buyers. While we now earn a premium interest rate on these auction rate securities, the investments cannot be quickly converted into cash. Our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. We believe we will be able to liquidate our investment without significant loss within the next year, and we currently believe these securities are not significantly impaired, primarily due to the government guarantee of the underlying securities, however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the fair value of those auction rate securities may continue to decline and we may record other-than-temporary impairment charges.
          The credit and capital markets have continued to deteriorate in 2008. If uncertainties in these markets continue, these markets deteriorate further or the Company experiences any rating downgrades on any investments in its portfolio, the Company may incur impairment charges to its investment portfolio, which could negatively affect the Company’s financial condition, cash flow and reported earnings.

ITEM 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

REPORT OF ARMANINO McKENNA LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders, SonicWALL, Inc.
We have audited the accompanying consolidated balance sheets of SonicWALL, inc. and subsidiaries (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 8 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” effective January 1, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 7, 2008 expressed an unqualified opinion of the effectiveness of internal control over financial reporting.
/s/ ARMANINO McKENNA LLP
San Ramon, California
March 7, 2008

REPORT OF ARMANINO McKENNA LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders, SonicWALL, Inc.
We have audited SonicWALL, inc. and subsidiaries (“the Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of the Company and our report dated March 7, 2008 expressed an unqualified opinion thereon.
/s/ ARMANINO McKENNA LLP
San Ramon, California
March 7, 2008

SONICWALL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$33,324	$25,927
Short-term investments	195,647	209,251
Accounts receivable, net of allowance for doubtful accounts of $177 and $152 in 2007 and 2006, respectively	26,255	23,205
Inventories	6,057	5,210
Deferred tax assets	11,107	—
Prepaid expenses and other current assets	9,447	10,888

Total current assets	281,837	274,481
Property and equipment, net	9,357	4,085
Goodwill	138,753	130,399
Deferred tax assets, non-current	16,367	—
Purchased intangibles and other assets, net	26,321	7,326

Total assets	$472,635	$416,291

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,875	$6,677
Accrued payroll and related benefits	20,388	13,593
Other accrued liabilities	7,355	10,062
Deferred revenue	88,818	61,622

Total current liabilities	127,436	91,954

Other accrued liabilities, non-current	5,076	—
Deferred revenue, non-current	12,419	6,269

Total liabilities	144,931	98,223

Commitments and contingencies (Note 10)
Shareholders’ Equity:
Common stock, no par value; 200,000,000 shares authorized; 62,477,590 and 65,385,629 shares issued and outstanding	446,431	453,409
Accumulated other comprehensive loss, net	(2,284)	(1,197)
Accumulated deficit	(116,443)	(134,144)

Total shareholders’ equity	327,704	318,068

Total liabilities and shareholders’ equity	$472,635	$416,291

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Revenue:
Product	$98,936	$92,797	$75,525
License and service	100,263	82,741	59,799

Total revenue	199,199	175,538	135,324

Cost of revenue:
Product	40,555	39,164	27,699
License and service	15,894	12,287	8,031
Amortization of purchased technology	2,232	5,387	4,552

Total cost of revenue	58,681	56,838	40,282

Gross profit	140,518	118,700	95,042
Operating expenses:
Research and development	39,410	33,670	22,768
Sales and marketing	77,741	71,256	53,403
General and administrative	21,473	20,324	15,535
Amortization of purchased intangible assets	715	2,721	2,893
Restructuring charges	—	1,409	—
In-process research and development	1,930	1,580	—

Total operating expenses	141,269	130,960	94,599

Income (loss) from operations	(751)	(12,260)	443
Interest income and other expense, net	11,771	9,713	6,867

Income (loss) before income taxes	11,020	(2,547)	7,310
Benefit (provision) for income taxes	17,601	(8,206)	(1,034)

Net income (loss)	$28,621	$(10,753)	$6,276

Net income (loss) per share:
Basic	$0.45	$(0.17)	$0.10

Diluted	$0.43	$(0.17)	$0.09

Shares used in computing net income (loss) per share:
Basic	64,305	65,117	64,684

Diluted	67,099	65,117	66,797

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except for share data)

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Income (Loss)	Deficit	Equity
Balance at December 31, 2004	68,623,042	463,733	(846)	(124,911)	337,976
Issuance of common stock upon exercise of stock options	1,072,878	4,701			4,701
Issuance of common stock in connection with the Employee Stock Purchase Plan (ESPP)	328,018	1,623			1,623
Stock options assumed in connection with acquisition		110			110
Stock-based compensation		201			201
Repurchase of common stock	(4,997,800)	(30,218)			(30,218)
Income tax benefit from stock option exercises		22			22
Comprehensive income:
Change in unrealized loss on investment securities			(521)		(521)
Net income				6,276	6,276

Total comprehensive income					5,755

Balance at December 31, 2005	65,026,138	440,172	(1,367)	(118,635)	320,170

Issuance of common stock upon exercise of stock options	2,362,576	14,123			14,123
Issuance of common stock in connection with ESPP	414,156	2,146			2,146
Stock options assumed in connection with acquisition		109			109
Share-based compensation		13,202			13,202
Repurchase of common stock	(2,417,241)	(16,343)		(4,756)	(21,099)
Comprehensive loss:
Change in unrealized gain on investment securities			170		170
Net loss				(10,753)	(10,753)

Total comprehensive loss					(10,583)

Balance at December 31, 2006	65,385,629	453,409	(1,197)	(134,144)	318,068
Cumulative effect of adoption of FIN 48				(89)	(89)

Adjusted Balance at December 31, 2006	65,385,629	453,409	(1,197)	(134,233)	317,979

Issuance of common stock upon exercise of stock options	2,269,940	14,305			14,305
Issuance of common stock in connection with ESPP	378,908	2,730			2,730
Share-based compensation		13,542			13,542
Repurchase of common stock	(5,556,887)	(39,085)		(10,831)	(49,916)
Income tax benefit from stock option exercises		1,530			1,530
Comprehensive loss:
Change in unrealized loss on investment securities			(1,087)		(1,087)
Net income				28,621	28,621

Total comprehensive income					27,534

Balance at December 31, 2007	62,477,590	446,431	(2,284)	(116,443)	327,704

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$28,621	$(10,753)	$6,276
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,961	10,246	9,847
Adjustment of goodwill	7,100	6,826	885
In process research and development	1,930	1,580	—

Share-based compensation expense related to employee stock options and ESPP	13,542	13,202	201
Income tax benefit from exercise of employee stock options	1,530	0	22
Change in allowance for doubtful accounts and others	(169)	61	(110)
Deferred income taxes	(27,474)	—	—

Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	902	(8,899)	1,158
Inventories	(606)	(1,543)	(1,342)
Prepaid expenses and other current assets	(1,596)	(2,039)	(3,099)
Other assets	28	(346)	315
Accounts payable	3,781	(2,331)	1,592
Accrued payroll and related benefits	3,366	4,071	1,537
Other accrued liabilities	(1,427)	2,643	751
Deferred revenue	28,201	20,854	14,469

Net cash provided by operating activities	63,690	33,572	32,502

Cash flows from investing activities:
Purchase of property and equipment	(7,481)	(3,378)	(1,440)
Purchase of intangible asset	(1,800)	—	—
Cash paid for acquisitions, net of cash acquired	(25,269)	(29,501)	(16,637)
Net increase in restricted cash in escrow	(1,379)	(1,296)	(2,163)
Maturity and sale of short-term investments	325,747	229,888	236,898
Purchase of short-term investments	(313,230)	(241,121)	(206,119)

Net cash provided by (used in) investing activities	(23,412)	(45,408)	10,539

Cash flows from financing activities:
Issuance of common stock under employee stock options and purchase plans	17,035	16,269	6,324
Repurchase of common stock	(49,916)	(21,099)	(30,218)

Net cash used in financing activities	(32,881)	(4,830)	(23,894)

Net increase (decrease) in cash and cash equivalents	7,397	(16,666)	19,147
Cash and cash equivalents at beginning of year	25,927	42,593	23,446

Cash and cash equivalents at end of year	$33,324	$25,927	$42,593

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,700	$1,220	$498
The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—The Company and Summary of Significant Accounting Policies:
          SonicWALL, Inc. (the “Company”) was incorporated in California in February 1991 as Sonic Systems, Inc. The name of the Company was changed to SonicWALL, Inc. in August, 1999. SonicWALL, Inc. designs, develops, and manufactures comprehensive network security, secure remote access, Web and e-mail security, backup and recovery, and policy and management solutions, which enable organizations to maximize network security without compromising network performance. The following is a summary of the Company’s significant accounting policies:
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
     Foreign Currencies
          The functional currency for all of the Company’s foreign subsidiaries is the US dollar. The Company remeasures assets and liabilities at the period end or historical exchange rate, as appropriate. Revenues and expenses are remeasured at the average exchange rate during the period. Currency remeasurement gains (losses) for the years ended December 31, 2007, 2006, and 2005 amounted to $14,000, ($277,000), and ($249,000), respectively, and are included in interest income and other expense, net.
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
     Fair value
          The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their relatively short maturities. As noted above, short-term investments are reported at fair market value. The Company does not hold or issue financial instruments for trading purposes.
     Concentration of credit risk, foreign operations, and significant customers
          Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company places its temporary cash and short-term investments in corporate bonds, municipal bonds, commercial paper, and money market accounts with high credit quality financial institutions. Cash balances held with banks periodically exceed the amount of insurance provided on such balances. The Company’s accounts receivable are derived from revenue earned from customers located in the U.S. and

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
countries and regions outside the U.S.. Sales to foreign customers for the years ended December 31, 2007, 2006, and 2005, all of which were denominated in U.S. dollars, accounted for 32%, 31%, and 34% of total revenue, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The Company determines the allowance based on historical write-off experience and probability of collection and reviews the allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually to determine the probability of collection. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to the customers.
     Sales through our three largest distributors, Alternative Technology, Tech Data, and Ingram Micro represented the following percentages of total revenue:

Customers	2007	2006	2005
Alternative Technology	18%	18%	13%
Tech Data	17%	18%	21%
Ingram Micro	16%	17%	18%
          In addition, Alternative Technology, Tech Data, and Ingram Micro represented the following percentages of our accounts receivable balance:

	December 31,
	2007	2006
Alternative Technology	4%	23%
Tech Data	12%	8%
Ingram Micro	14%	17%
          While a reduction in sales by any of these distributors could be offset by an increase in sales to either of the other two distributors or by the addition of other distributors, a material reduction in sales to any of these distributors, would likely result in a temporary decline in overall sales.
          The Company outsources its manufacturing to third party contract manufacturers and some of the key components in the Company’s products come from single or limited sources of supply. The inability of any supplier or manufacturer to fulfill supply requirements of the Company could have a temporary negative impact on future operating results.
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
     Property and equipment
          Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the lesser of the related lease term or the estimated useful life of the improvement, which ranges from two to five years. Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $3.0 million, $2.1 million, and $2.4 million, respectively.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Purchased intangibles
          Purchased intangibles consist of purchased technology, customer installed base/relationships, customer backlog and other intangibles. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from 3 months to eight years. Amortization of intangible assets was $2.9 million, $8.1 million, and $7.4 million in fiscal 2007, 2006, and 2005, respectively. The Company periodically evaluates its intangible assets for indications of impairment. If this evaluation indicates that the value of the intangible asset may be impaired, the Company makes an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, the Company reduces the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period.
     Goodwill and impairment of goodwill
          Goodwill represents the excess of the aggregate purchase price over the fair market value of the net tangible and intangible assets acquired by the Company. Goodwill is tested for impairment in the fourth quarter of each fiscal year or more often if an event or circumstances indicate that an impairment loss has been incurred. An impairment charge is recognized if a reporting unit’s goodwill carrying amount exceeds its implied fair value. Goodwill impairment is determined using a two-step approach in accordance with SFAS 142 using one or more of the following fair value measures including: present value techniques of estimated future cash flows; or valuation techniques based on multiples of earnings or revenue, or a similar performance measure. Any such impairment charge could be significant and could have a material adverse effect on the Company’s reported financial statements. Based on the impairment tests performed, there was no impairment of goodwill in 2007, 2006, or 2005. The goodwill recorded as a result of the business combinations in the years presented is not deductible for tax purposes.
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
     Interest income and other expense, net
          Interest income and other expense, net consist primarily of interest income in the amount of $11.8 million, $10.0 million, and $7.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.
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

          The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the years ended December 31, 2006 and December 31, 2007 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the year ended December 31, 2007 was $14.0 million which consisted of share-based compensation expense

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
related to employee stock options in the amount of $13.1 million and expense related to employee stock plan purchases in the amount of $938,000. Share-based compensation expense recognized under SFAS 123R for the year ended December 31, 2006 was $14.4 million which consisted of share-based compensation expense related to employee stock options in the amount of $13.7 million and expense related to employee stock plan purchases in the amount of $713,000. See Note 7 for additional information on share-based compensation.

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
          Share-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2007 and December 31, 2006, are based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Share-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2007 and December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company continued to use the straight-line single option method. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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
          The following table summarizes the effects of share-based compensation resulting from the application of SFAS123R for each of the periods indicated (in thousands except per share data):

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2007	2006	2005

Cost of sales — Product	$377	$470	$—
Cost of sales — License and service	147	144	—

Share-based compensation expense included in cost of sales	524	614	—

Research and development	4,642	4,368	—
Sales and marketing	4,824	4,959	—
General and administrative	3,987	4,474	—

Share-based compensation expense included in operating expenses	13,453	13,801	—

Share-based compensation expense included in income before taxes	13,977	14,415	—

Income tax benefit at statutory rates	(1,215)	(623)	—

Share-based compensation expense included in net income	$12,762	$13,792	$—

Share-based compensation effect on net income (loss) per share:

Basic	$0.20	$0.21	$—

Diluted	$0.19	$0.21

          Prior to January 1, 2006, the Company followed the disclosure-only provisions of SFAS 123. Proforma information required under SFAS123R for periods prior to fiscal 2006, as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan and ESPP is as follows (in thousands except per share data):

Year Ended
December 31, 2005
Net income — as reported	$6,276
Add: Stock compensation expensed under the intrinsic value method, net of related tax effect	201
Less: Stock-based compensation expense that would have been included in the determination of net income (loss) had the fair value method been applied, net of related tax effect	(14,431)

Pro forma net loss	$(7,954)

Net income (loss) per share—basic and diluted:
Basic — as reported	$0.10

Diluted — as reported	$0.09

Basic — pro forma	$(0.12)

Diluted — pro forma	$(0.12)

     Revenue recognition
          The Company derives its revenue primarily from: (1) the sale of products, (2) software licenses, (3) subscriptions for services such as Content Filtering; Email Security; client Anti-virus and integrated Gateway Anti-Virus, Anti-Spyware, and Intrusion Prevention Services; and (4) other services such as extended warranty and service contracts, training, consulting and engineering services. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. The Company may experience material differences in the amount and timing of its revenue for any period if management makes different judgments or utilizes different estimates.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The Company recognizes product and service revenues in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and all related amendments and interpretations. The Company applies provisions of Statement of Position 97-2, Software Revenue Recognition (SOP No. 97-2), and all related amendments and interpretations, to all transactions involving the sale of hardware products that include software solutions.
          The Company recognizes revenue for products when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss have been transferred to the customer, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. While the Company’s sales agreements contain standard terms and conditions, some agreements include non-standard terms and conditions. In these cases, interpretation of non-standard provisions is required to determine the appropriate accounting for the transaction.
          Retroactive price protection rights resulting from price reductions on products previously sold to customers are contractually offered to the Company’s channel partners. The Company evaluates the revenue impact of these rights carefully based on stock on hand in the channels with the exception of Ingram Micro and Tech Data. Revenue from these two distributors is not recognized until they sell the product to their customers. As a consequence, there is no adverse impact on recognized revenue. In general, retroactive price adjustments are infrequent in nature. At December 31, 2007, 2006, and 2005, the Company recorded a provision for price protection on sales to the Company’s channel partners in the amounts of $985,000, $42,000, and $244,000, respectively.
          Delivery to customers is generally deemed to occur when we deliver the product to a common carrier. Certain distributor agreements provide customers with rights of return for stock rotation. These stock rotation rights are generally limited to 15% to 25% of the distributor’s purchases for the immediately prior 3 to 6 months period or contain other measurable restrictions, and we estimate reserves for these return rights as discussed below. Two of our largest distributors, Ingram Micro and Tech Data, have rights of return under certain circumstances that are not limited, therefore, we do not deem delivery to have occurred for any sales to Ingram Micro and Tech Data until they sell the product to their customers.
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
          For arrangements with multiple obligations (for example, the sale of an appliance which includes a year of maintenance or a subscription based product), the Company allocates revenue to each component of the arrangement based on the objective evidence of fair value of the undelivered elements, which is generally the average selling price of each element when sold separately. This allocation process means that the Company defers revenue from the arrangement equal to the fair value of the undelivered elements and recognizes such amounts as revenue when the elements are delivered.
          The Company’s arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, recognition of revenue occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The Company recognizes revenue for subscriptions and services such as content filtering, anti-virus protection and intrusion prevention, and extended warranty and service contracts, ratably over the contract term. The Company’s training, consulting and engineering services are generally billed and recognized as revenue as these services are performed.
          The Company collects and remits sales taxes on products and services that it purchases and sells under its contracts with customers, and reports such amounts under the net method in its consolidated statements of operations. Accordingly, there are no sales taxes included in revenue.
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
     Advertising costs
          The Company expenses advertising costs as incurred. Advertising expense totaled $5.8 million, $6.9 million, and $5.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.
          The Company has agreements with certain of its distributors to provide marketing development funds. The Company accounts for such fees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer, as a reduction in revenue, unless there is an identifiable benefit and the fair value of the charges can be reasonably estimated in which case the Company records these transactions as marketing expense. In the years ended December 31, 2007, 2006, and 2005, the Company incurred operating expense for marketing development funds of $4.1 million, $5.0 million, and $3.9 million, respectively.
     Computation of net income (loss) per share
          Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Weighted average shares exclude shares subject to repurchase (“restricted shares”). Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential dilutive securities outstanding during the period. Potential dilutive securities are composed of incremental common shares issuable upon the exercise of stock options.
          The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006	2005
Numerator:
Net income (loss)	$28,621	$(10,753)	$6,276

Denominator:
Weighted average shares used to compute basic EPS	64,305	65,117	64,684
Effect of dilutive securities:
Dilutive common stock equivalents	2,794	—	2,113

Weighted average shares used to compute diluted EPS	67,099	65,117	66,797

Net income (loss) per share:
Basic	$0.45	($0.17)	$0.10

Diluted	$0.43	($0.17)	$0.09

          Because the Company reported a net loss during 2006, the impact of stock options was excluded from the computation of dilutive earnings per share for this period, as their effect would be anti-dilutive. For the years ended December 31, 2007, December 31, 2006, and December 31, 2005, 838,437, 645,254, and 6,045,133 stock options with a weighted average exercise price of $16.22, $18.02, and $8.62, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period and therefore, the effect would be anti-dilutive.
     Recent accounting pronouncements
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating the impact this Statement may have on its consolidated financial position, results of operations, and cash flows.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures beginning in the first quarter of 2008. The Company is in the process of evaluating the impact this Statement may have on its consolidated financial position, results of operations, and cash flows.
As discussed in Note 8, the Company adopted the provisions of FIN 48 on January 1, 2007.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2—Balance Sheet Components:

	December 31,
	2007	2006
	(in thousands)
Prepaid expenses and other current assets:
Cash in escrow	$1,402	$5,100
Deferred compensation asset	4,030	2,567
Other prepaid expenses	4,015	3,221

	$9,447	$10,888

Property and equipment, net:
Equipment	$17,426	$11,815
Office equipment and furniture	3,801	2,078
Leasehold improvements	2,024	1,648
Software	10,405	7,671

	33,656	23,212
Less: accumulated depreciation	(24,299)	(19,127)

	$9,357	$4,085

Purchased intangibles and other assets, net:
Purchased intangible assets	$77,650	$60,990
Cash in escrow- non-current	$5,076	$—
Other assets	957	751

	83,683	61,741
Less: accumulated amortization	(57,362)	(54,415)

	$26,321	$7,326

Other accrued liabilities:
Accrued acquisition costs	$1,414	$4,683
Warranty reserves	741	811
Income taxes (receivable) payable	(22)	162
Other accrued liabilities	5,222	4,406

	$7,355	$10,062

Note 3—Goodwill and Purchased Intangibles:
          The following table presents the changes in goodwill (in thousands):

	December 31,
	2007	2006
Balance as of beginning of the year	$130,399	$109,005
Acquisitions:
Aventail	15,454	—
MailFrontier	—	28,220
Adjustments (1)	—	94
Tax adjustment related to acquisitions (see Note 8)	(7,100)	(6,920)

Balance as of end of the year	$138,753	$130,399

Note:

(1)	The adjustments represent the true-up of costs estimated at the time of the acquisition related to Lasso Logic.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Intangible assets for the year ended December 31, 2007 and 2006 consist of the following (in thousands):

	Weighted
	Average	December 31, 2007			December 31, 2006
	Amortization	Gross Carrying	Accumulated		Gross	Accumulated
	Period	Amount	Amortization	Net	Carrying Amount	Amortization	Net

Purchased technology	70 month	$43,211	$(30,805)	$12,406	$34,471	$(28,573)	$5,898
Non-compete agreements	36 month	7,249	(7,230)	19	7,249	(7,115)	134
Customer base	77 month	26,690	(18,827)	7,863	18,770	(18,227)	543
Other	16 month	500	(500)	—	500	(500)	—

Total intangibles	69 month	$77,650	$(57,362)	$20,288	$60,990	$(54,415)	$6,575

          On December 14, 2007, the Company entered into a perpetual license agreement with Linkbit, Inc. for certain intellectual property for $1.8 million, which will be amortized over the estimated useful life of the technology of eight years.
          All of the Company’s intangible assets excluding goodwill are subject to amortization. Estimated future amortization expense to be included in cost of revenue and in operating expenses is as follows (in thousands):

	Amortization	Amortization
	Amount to	Amount to
	Cost of	Operating
Fiscal Year	Revenue	Expenses
2008	$3,017	$1,114
2009	3,017	1,095
2010	2,374	1,095
2011	1,382	1,095
2012	1,382	1,007
Thereafter	1,234	2,476

Total	$12,406	$7,882

Note 4—Acquisitions:
          On July 10, 2007, the Company completed the acquisition of 100% of the outstanding shares of Aventail Corporation (“Aventail”) for approximately $25.6 million in purchase consideration, consisting of cash of approximately $23.6 million, and $2.0 million in direct transaction costs incurred in connection with the acquisition. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141), this transaction was accounted for as a purchase business combination. The Company acquired Aventail to complement and extend its current SSL-VPN product offering.
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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

          Pursuant to the terms of the Merger Agreement, options held by employees of Aventail to acquire 744,043 shares of common stock were assumed by SonicWALL.  The fair value as of the acquisition date of these stock options assumed, using the Black-Scholes valuation method, was $2.2 million. There were no options vested as of the acquisition date, therefore the purchase price component related to the assumption was zero. The total fair value of $2.2 million will be recognized as compensation cost over the requisite service period.
          The acquired purchased technology and customer relationships will be amortized over their estimated useful life of six and eight years, respectively.
          The Company’s methodology for allocating a portion of the purchase price for purchase acquisitions to in-process research and development (“IPR&D”) is determined through established valuation techniques in the high-technology internet security industry. IPR&D is expensed upon acquisition because technological feasibility has not been established and no future alternative use exists. Total IPR&D expense of $1.9 million was charged to product development expenses on the date the assets were acquired.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Year Ended December 31,
(unaudited)	2007	2006
Total revenue	$209,458	$193,976
Pro forma net income (loss)	$24,649	$(19,556)
Pro forma net income (loss) per share - basic	$0.38	$(0.30)
Pro forma net income (loss) per share - diluted	$0.37	$(0.30)

Reported net income (loss)	$28,621	$(10,753)
Reported net income (loss) per share — basic	$0.45	$(0.17)
Reported net income (loss) per share — diluted	$0.43	$(0.17)
          The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented. The pro forma financial information for the year ended December 31, 2007 excludes a charge of $1.9 million for IPR&D. The pro forma financial information for year ended December 31, 2006 also includes amortization charges from acquired intangible assets.
          On February 22, 2006, the Company completed the acquisition of MailFrontier, Inc. (“MailFrontier”) for approximately $29.8 million in purchase consideration, consisting of cash of approximately $29.3 million, assumed stock options with a fair value of $109,000 and direct transaction costs incurred in connection with the acquisition of approximately $450,000. In accordance with SFAS 141, Business Combinations, this transaction was accounted for as a purchase business combination. The fair value of the stock options assumed was determined using the Black-Scholes option-pricing model. The use of the Black-Scholes model and method of determining the assumptions is consistent with the Company’s valuation of stock options in accordance with SFAS123R. MailFrontier’s results of operations are included in the Company’s consolidated statements of operations from the date of acquisition.
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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Fair Market Values (in thousands)
Cash and cash equivalents	$97
Accounts receivable, net	1,203

Prepaid expenses and other current assets	181
Property and equipment, net	303

In-process research and development	1,580
Goodwill	28,220
Intangible assets:
Existing technology	2,700
Customer relationships	630
Technology license	30
Non-compete covenants	230
Other Assets	8

Total assets acquired	35,182

Accounts payable and other current liabilities	1,450
Accrued compensation	749
Deferred revenue	2,395
Accrued restructuring	792

Total liabilities assumed	5,386

Net assets acquired	$29,796

          The acquired intangible assets is being amortized as follows: (1) Purchased technology over its estimated useful life of four years; (2) Customer base value over six years; and (3) Technology licenses and non-compete covenants over a period of 4 to 24 months.
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

	Year Ended December 31,
(unaudited)	2006	2005
Total revenue	$176,970	$141,633
Pro forma net loss	$(11,291)	$(3,555)
Pro forma net loss per share — basic and diluted	$(0.17)	$(0.05)

Reported net income (loss)	$(10,753)	$6,276
Reported net income (loss) per share — basic	$(0.17)	$0.10
Reported net income (loss) per share — diluted	$(0.17)	$0.09

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented. The pro forma financial information for the year ended December 31, 2006 excludes merger related expenses of $526,500 recorded by Mail Frontier and a charge of $1.6 million for IPR&D. The pro forma financial information for year ended December 31, 2006 and 2005 includes amortization charges from acquired intangible assets.
Note 5—Financial Instruments:
          Our investment portfolio consists of the following securities (in thousands):

	Year ended December 31, 2007
		Gross	Gross
		Unrealized	Unrealized
Marketable securities	Fair Value	Gains	(losses)	Book Value
Corporate debt securities
Auction rate securities	$79,312	$—	$—	$79,312
Asset backed securities	59,441	13	(2,327)	61,755
Corporate bonds	44,435	48	(26)	44,414

Total corporate debt securities	183,188	61	(2,353)	185,481
U.S. government securities	12,459	8	—	12,450

Total marketable securities	$195,647	$69	$(2,353)	$197,931

	Year ended December 31, 2006
		Gross	Gross
		Unrealized	Unrealized
Marketable securities	Fair Value	Gains	(losses)	Book Value
Corporate debt securities
Auction rate securities	$53,131	$—	$—	$53,131
Asset backed securities	35,913	—	(731)	36,644
Corporate bonds	105,388	—	(258)	105,646

Total corporate debt securities	194,432	—	(989)	195,421
U.S. government securities	13,846	—	(197)	14,043
Municipal bonds and notes	973	—	(11)	984

Total marketable securities	$209,251	$—	$(1,197)	$210,448

          The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
          As of December 31, 2007, the Company had approximately 34 investments that were in an unrealized loss position. These unrealized losses represented an insignificant amount in relation to the total available-for-sale portfolio as of December 31, 2007. Substantially all of the unrealized losses can be attributed to fair value fluctuations in an unstable credit environment. As of December 31, 2007, all of the investments in asset-backed securities were rated AAA/Aaa and the underlying assets are all prime mortgages. None of these investments are subprime mortgages or have a collateralized debt obligation exposure. Substantially all of the Company’s fixed income securities are rated investment grade or better.
          The Company has the intent and ability to hold the debt investments for a sufficient period of time to allow for recovery of the principal amounts invested.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Based upon the Company’s evaluation of available evidence as of December 31, 2007, the Company believes that the unrealized losses in all of the above investments are temporary and that these losses do not represent an other-than-temporary impairment.
          Included within the investment portfolio at December 31, 2007 were auction rate securities that were purchased for $79.3 million and whose underlying assets are primarily student loans which are substantially backed by the federal government.  These auction rate securities are currently rated AAA, the highest rating, by a rating agency. These investments failed to trade at recent auctions due to insufficient bids from buyers. While the Company now earns a premium interest rate on these auction rate securities, the investments cannot be quickly converted into cash.  The ability to liquidate these investments and fully recover the carrying value in the near term may be limited or not exist.  The Company believes that it will be able to liquidate the investments without significant losses within the next year, and the Company currently believes these securities are not significantly impaired, primarily due to the government guarantee of the underlying securities, however, it could take until the final maturity of the underlying notes (up to 30 years) to realize the investments’ recorded value. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the fair value of those auction rate securities may continue to decline and the Company may record other-than-temporary impairment charges.
          The credit and capital markets have continued to deteriorate in 2008. If uncertainties in these markets continue, these markets deteriorate further or the Company experiences any rating downgrades on any investments in its portfolio, the Company may incur impairment charges to its investment portfolio, which could negatively affect the Company’s financial condition, cash flow and reported earnings
          The following tables provide the breakdown of the investments with unrealized losses at December 31, 2007 and 2006 (in thousands):

	Unrealized Losses		Unrealized Losses 12
December 31, 2007	Less Than 12 Months		Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Marketable securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate debt securities
Asset backed securities	$42,338	$(1,024)	$16,102	$(1,303)	$58,440	$(2,327)
Corporate bonds	4,252	(14)	10,385	(12)	14,637	(26)

Total corporate debt securities	46,590	(1,038)	26,487	(1,315)	73,077	(2,353)

Total marketable securities	$46,590	$(1,038)	$26,487	$(1,315)	$73,077	$(2,353)

	Unrealized Losses		Unrealized Losses 12
December 31, 2006	Less Than 12 Months		Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Marketable securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate debt securities Asset backed securities	$15,286	$(629)	$11,647	$(101)	$26,933	$(730)
Corporate bonds	69,389	(109)	32,449	(150)	101,838	(259)

Total corporate debt securities	84,675	(738)	44,096	(251)	128,771	(989)
U.S. government securities	5,551	(9)	6,266	(187)	11,817	(196)
Municipal bonds and notes	—	—	973	(12)	973	(12)

Total marketable securities	$90,226	$(747)	$51,335	$(450)	$141,561	$(1,197)

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The estimated fair value of short-term investments classified by date of maturity as December 31, 2007 is as follows (in thousands):

Maturity	2007
Due within one year	$39,947
Due between one and five years	17,606
Due between five and ten years	6,660
Due after 10 years (1)	131,434

Total short-term investments	$195,647

Note:

(1)	Represents auction rate securities of $79.3 million that have scheduled re-auction periods of 90 days or less but whose underlying agreements have original maturities of more than 90 days and asset backed securities of $52.1 million. The scheduled re-auction periods are subject to market conditions, which in illiquid or unstable markets could lead to longer periods between re-auction periods.
Note 6—Restructuring Charges:
     2006 Restructuring Plan
          During the first quarter of fiscal 2006, the Company commenced the implementation of a 2006 restructuring plan associated primarily with the integration of companies acquired during the fourth quarter of 2005 and the first quarter of 2006 as well as other employee reductions for the purpose of better integration and alignment of Company functions. The restructuring activities were recorded in accordance with Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) and Statement of Financial Accounting Standards No. 112, Employees’ Accounting for Postemployment Benefits (SFAS 112). Accordingly, the Company recorded $1.4 million in restructuring expenses related to costs associated with workforce reduction across multiple geographic regions and functions. Furthermore, the Company recorded additional restructuring costs of $835,000 in connection with the integration of acquired businesses. The additional restructuring costs were charged to goodwill and consisted primarily of severance costs of $553,000 and excess facility costs of $282,000 related to a lease commitment for space no longer needed. As of December 31, 2007 and 2006, respectively, the Company has no remaining liability relating to the restructuring activities.
          The following table sets forth an analysis of the components of all restructuring plans and the payments made for the plans from December 31, 2005 to December 31, 2006 (in thousands):

	Employee
	Severance	Facility
	Benefits	Costs	Total
Accrual balance at December 31, 2005	$—	$(7)	$(7)
Restructuring charges incurred	1,409	—	1,409
Amount charged to goodwill	553	282	835
Cash payments	(1,962)	(275)	(2,237)

Accrual balance at Decenber 31, 2006	$—	$—	$—

     There has been no restructuring activity for the year ended December 31, 2007.
Note 7—Shareholders’ Equity:
     1999 Employee Stock Purchase Plan
          The 1999 Employee Stock Purchase Plan (ESPP) is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount. Each offering period is for one year and consists of two six-month purchase periods. Offering periods begin on August 1 and February 1. The purchase price for shares of common stock under the

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ESPP is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or the last day of each purchase period.
          At their annual meeting on June 14, 2007, the Company’s shareholders voted to increase the number of shares authorized for issuance under the ESPP by 1,500,000 shares and extend the term of the ESPP to July 31, 2017. The cumulative total shares authorized for issuance under the ESPP is 4,025,000 shares.
          For the years ended December 31, 2007, 2006, and 2005, the Company issued approximately 379,000, 414,000, and 328,000 shares, respectively, under the ESPP. At December 31, 2007, 1,688,278 shares were available for future issuance under the ESPP. The weighted average purchase price of the shares issued under the ESPP in 2007, 2006, and 2005 was $7.21, $5.18, and $4.94 per share, respectively. The weighted average fair value of shares issued under the ESPP was $2.34, $1.78, and $1.90 per share, respectively, for 2007, 2006, and 2005.
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

		Options Outstanding
			Weighted
	Options Available	Number	Average Exercise
	for Grant	Outstanding	Price per Share

Balance at December 31, 2004	1,960,401	13,554,712	$6.05
Authorized	2,744,922	—	—
Options assumed related to acquisition	—	59,589	$0.30
Granted	(5,925,524)	5,925,524	$6.77
Exercised	—	(1,072,878)	$4.38
Canceled	1,567,766	(1,643,509)	$6.98

Balance at December 31, 2005	347,565	16,823,438	$6.33
Authorized	2,601,046	—	—
Options assumed related to acquisition	—	76,848	$1.46
Granted	(3,726,000)	3,726,000	$8.63
Exercised	—	(2,362,576)	$5.98
Canceled	1,568,952	(1,606,190)	$6.62

Balance at December 31, 2006	791,563	16,657,520	$6.85
Authorized	2,615,425	—	—
Options assumed related to acquisition	—	744,043	$8.44
Granted	(3,295,880)	3,295,880	$8.82
Exercised	—	(2,269,940)	$6.30
Canceled	1,186,970	(1,234,350)	$7.74

Balance at December 31, 2007	1,298,078	17,193,153	$7.30

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2007:

	Options Outstanding				Option Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Remaining	Exercise			Exercise
Range of Exercise	Number	Contractual	Price per	Aggregate	Number	Price per	Aggregate
Prices	Outstanding	Life (in Years)	Share	Intrinsic Value	Exercisable	Share	Intrinsic Value
$ 0.30 – $0.30	484	7.6	$0.30	$5,043	75	$0.30	$782
$ 0.94 – $1.41	17,774	2.3	1.40	165,647	8,087	1.39	75,448
$ 1.42 – $1.42	3,094	1.8	1.42	28,774	3,094	1.42	28,774
$ 2.87 – $4.28	2,941,712	5.1	3.44	21,426,623	2,941,712	3.44	21,426,623
$ 4.93 – $7.34	3,836,903	6.5	5.89	18,531,433	2,795,818	5.87	13,559,286
$ 7.47 – $11.09	10,126,576	8.4	8.41	23,385,910	3,731,177	8.16	9,568,349
$11.26 – $16.49	43,000	2.9	13.77	—	43,000	13.77	—
$17.03 – $18.79	103,610	3.6	17.94	—	103,610	17.94	—
$29.75 – $29.75	20,000	2.4	29.75	—	20,000	29.75	—
$45.56 – $45.57	100,000	2.5	45.56	—	100,000	45.56	—

Total	17,193,153	7.3	$7.30	$63,543,430	9,746,573	$6.63	$44,659,262

          The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $10.72 as of December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2007 was 9.4 million.
          The weighted average grant-date fair value of options granted for the year ended December 31, 2007, 2006, and 2005 was $2.92, $3.07, and $2.92 per share, respectively. The total fair value of shares vested during the year-ended December 31, 2007 was $12.7 million. The total intrinsic value of options exercised during the year-ended December 31, 2007 was $7.9 million. The total cash received from employees as a result of employee stock option exercises and employee stock purchase plan during the year ended December 31, 2007 was $14.3 million. In connection with these exercises, there was a tax benefit of $1,215,000 realized by the Company due to the Company’s current tax position. The weighted average remaining contractual term for options exercisable at December 31, 2007 was 6.3 years. The Company issues new shares of common stock upon exercise of stock options. The total compensation cost (gross) related to non-vested awards not yet recognized at December 31, 2007 was $20.5 million and the weighted-average period over which this amount is expected to be recognized is 2.55 years.
          The Company has assumed certain option plans in connection with business combinations. Generally, the options granted under these plans have terms similar to the Company’s own options. The exercise prices of such options have been adjusted to reflect the relative exchange ratios.
          The assumptions used to estimate the fair value of stock options granted under the Company’s Stock Option Plans and stock purchase rights granted under the Employee Stock Purchase Plan for the year ended December 31, 2007, 2006 and 2005 are as follows:

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2007	2006	2005
Expected volatility	39.4% to 43.9%	42.4% to 48.4%	48.0% to 71.0%
Risk-free interest rate	3.2% to 5.1%	4.4% to 5.2%	3.5% to 4.4%
Expected life	2.9 to 3.5 years	2.9 to 3.1 years	3.1 to 4.0 years
Dividend yield	0%	0%	0%
          The fair value of purchase rights issued under the Employee Stock Purchase Plan was estimated using the following assumptions:

	2007	2006	2005
Expected volatility	30.3% to 34.3%	32.1% to 44.7%	60%
Risk-free interest rate	4.1% to 5.2%	3.7% to 5.3%	1.0% to 2.8%
Expected life	0.5 year to 1 year	0.5 year to 1 year	0.5 year
Dividend yield	0%	0%	0%
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
     Expected Volatility: The Company used a combination of historical and implied volatility (“blended volatility”) in deriving its expected volatility assumption as allowed under SFAS 123R and SAB 107. Implied volatility was derived based on traded options on the Company’s common stock with a minimum term of six months. Prior to January 1, 2006, the Company used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The selection of the blended volatility approach was based upon the availability of traded options on the Company’s stock and the Company’s assessment that blended volatility is more representative of future stock price trends than historical volatility alone. In calculating blended volatility, historical and implied volatility were weighted equally.
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
Stock Repurchase Program
          In November 2004, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $50 million of common stock. The term of the stock repurchase plan was set at twelve (12) months from the date of authorization. In February 2005, the Company’s Board of Directors increased the amount authorized for repurchase from $50 million to $75 million, extended the term of the program from twelve (12) to twenty-four (24) months following the date of original authorization and increased certain predetermined pricing formulas. In April 2005, the Company’s Board of Directors authorized a modification to the stock repurchase program to delete certain elements that provided for systematic repurchases.
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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          On July 24, 2007, the Company’s Board of Directors approved a follow-on program for the repurchase of the Company’s common stock. The authorization under the follow-on share repurchase program is $100 million plus approximately $19.6 million remaining under the share repurchase program originally authorized by the Company’s Board of Directors in November 2004. The term of the follow-on program is one year from the date of approval. As of December 31, 2007, the remaining authorized amount for stock repurchase is approximately $78.0 million.
          During fiscal year 2007, the Company repurchased 5.6 million shares of SonicWALL common stock at an average price of $8.98 for an aggregate purchase price of $49.9 million. During fiscal year 2006, the Company repurchased 2.4 million shares of SonicWALL common stock at an average price of $8.73 for an aggregate purchase price of $21.1 million. During fiscal year 2005, the Company repurchased and retired 5.0 million shares of SonicWALL common stock at an average price of $6.05 per share for an aggregate purchase price of $30.2 million.
          The purchase price for the shares of the Company’s common stock repurchased was reflected as a reduction to shareholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” the Company allocated the purchase price of the repurchased shares as a reduction to retained earnings and common stock and additional paid-in capital.
Note 8—Income Taxes:
     The benefit (provision) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current tax expense:
Federal	$(1,710)	$(762)	$193
State	(583)	(445)	(74)
Foreign	(399)	(79)	(268)

	(2,692)	(1,286)	(149)

Deferred tax benefit (expense):
Federal	11,920	(6,920)	(885)
State	8,373	—	—

	20,293	(6,920)	(885)

	$17,601	$(8,206)	$(1,034)

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
          The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that SonicWALL will recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable.
          The available positive evidence at December 31, 2007, included three years of cumulative historical operating profits, a projection of future income sufficient to realize most of the remaining deferred tax assets, and other evidence. The Company recorded a partial valuation allowance release of $23.5 million in fiscal year 2007, because as of December 31, 2007, it was considered more likely than not that the Company’s deferred tax assets would be realized with the exception of certain acquired net operating losses due to the annual “change in ownership” limitation by the Internal Revenue Code of

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1986, as amended. The Company does not forecast future income beyond a 5-year time horizon to determine if these deferred tax assets can be realized. The remaining valuation allowance of approximately $10.7 million as of December 31, 2007, will result in a credit to goodwill if and when the Company concludes it is more likely than not that the related deferred tax assets will be realized.
          As of December 31, 2007, the Company believed that the amount of deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in the Company’s ability to recover the deferred tax assets, the tax provision would increase in the period in which SonicWALL determines that it is more likely than not that the Company cannot recover the deferred tax assets. If the Company has to re-establish a full valuation allowance against the deferred tax assets, it would result in an increase of $27.5 million to income tax expense.
          Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$19,591	$16,714
Inventory reserves	623	520
Deferred revenue	1,893	3,591
Tax credits	6,996	8,260
Share-based compensation	3,781	2,101
Other reserves and accruals	13,373	8,079

	46,257	39,265

Deferred tax liabilities:
Intangible assets	(8,089)	(2,920)

Net deferred tax assets before valuation allowance	38,168	36,345
Valuation allowance	(10,694)	(36,345)

Net deferred tax assets:	$27,474	$—

          As of December 31, 2007, the Company had cumulative net operating loss carry-forwards for federal and state income tax reporting purposes of approximately $91.6 million and $56.6 million, respectively. The federal net operating loss carry-forwards expire through the year 2026 and the state net operating loss carry-forwards expire at various dates through the year 2016. Such net operating losses consist of excess tax benefits from employee stock option exercises and have not been recorded in the Company’s deferred tax assets in accordance with FAS 123(R). The Company will record $42.3 million as a credit to additional paid in capital as and when such excess tax benefits are ultimately realized.
          As of December 31, 2007, the Company had cumulative carry-forwards for research and development credits for federal and state income tax purposes of approximately $2.8 million and $7.7 million, respectively. These federal research and development tax credits expire through the year 2027. The state research and development credits can be carried forward indefinitely. Furthermore, the Company has federal alternative minimum tax credits of approximately $0.5 million that can be carried forward indefinitely. Certain tax credit carryovers are attributable to excess tax benefits from employee stock option exercises and have not been recorded in the Company’s deferred tax assets in accordance with FAS 123(R). The Company will record $0.2 million as a credit to additional paid in capital as and when such excess tax benefits are ultimately realized.
          The utilization of certain acquired net operating losses and tax credits are subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. As a result, the annual limitation may result in the expiration of net operating losses and tax credits before utilization.
          Additionally, the Company determined that certain gross deferred tax assets related to the acquired companies as of December 31, 2007, required a valuation allowance. At December 31, 2007, a partial valuation allowance of $10.7 million has been recorded for a portion of the acquired deferred tax assets as a result of the uncertainties regarding realization of the assets based upon the limitation on the use of the net operating losses in the future beyond a five year time horizon. If and

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
when such deferred tax assets become realizable, the benefit will be credited to goodwill. In fiscal year 2007, the Company utilized $7.1 million of the deferred tax assets related to the acquired companies resulting in a reduction in goodwill. The Company’s overall change in valuation allowance was $(25.7) million, $1.9 million, and $3.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.
          The Company’s effective tax rate on income (loss) differs from the U.S. Federal statutory regular tax rate (benefit) as follows:

	Year Ended December 31,
	2007	2006	2005
Federal statutory rate (benefit)	35%	(35%)	35%
State taxes, net of federal benefit	5	(4)	4
IPR&D	7	—	—
Share-based compensation	22	100	—
Tax credits	(21)	(59)	(2)
Change in valuation allowance	(213)	283	(18)
Other	5	37	(5)

	(160%)	322%	14%

          Undistributed earnings of the Company’s foreign subsidiaries of approximately $0.9 million at December 31, 2007, are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.
     The Company’s income (loss) before income taxes was earned in the following jurisdictions (in thousands):

	Year Ended December 31,
	2007	2006	2005
Domestic	$9,529	$(2,191)	$6,479
Foreign	1,491	(356)	831

Total	$11,020	$(2,547)	$7,310

          In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties as a component of tax expense. As a result of the implementation of FIN 48, the Company recognized an $89,000 increase in liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2007	$3,124
Increases in tax positions for prior years	726
Decreases in tax positions for prior years	(2,443)
Increases in tax positions for current years	250
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at December 31, 2007	$1,657

          The Company has unrecognized tax benefits of approximately $1.7 million as of December 31, 2007, of which $0.4 million, if recognized, would result in a reduction of the Company’s effective tax rate. Accrued interest and penalties are immaterial at the date of adoption and as of December 31, 2007. Such amounts are included in the unrecognized tax benefits. The Company does not expect any material changes in unrecognized tax benefits within the next 12 months
          The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. For various foreign jurisdictions, the 2003 through 2007 tax years generally remain subject to examination by their respective tax authorities.
Note 9—Segment Reporting:
          The Company reports segments in accordance with Statement of Financial Accounting Standard No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 requires publicly held companies to report financial and other information about key revenue segments of the entity for which such information is available and is utilized by the chief operating decision maker. The Company conducts its business within one business segment. The Company has determined that the Chief Operating Decision Maker (CODM) is the Chief Executive Officer (CEO). The CODM allocates resources and assesses the performance of the Company as a whole by functional area.
     Revenue by geographic region, based on ship-to address, is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
United States	$135,000	$120,405	$90,432
All other countries	64,199	55,133	44,892

Total	$199,199	$175,538	$135,324

          Long-lived assets, which consist primarily of property and equipment, by geographic region based on the location of the asset are presented as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
United States	$8,558	$3,997	$2,679
All other countries	1,756	838	313

Total	$10,314	$4,835	$2,992

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The following three customers accounted for 10% or more of the Company’s revenue:

Customers	2007	2006	2005
Alternative Technology	18%	18%	13%
Tech Data	17%	18%	21%
Ingram Micro	16%	17%	18%
          Revenue derived from Alternative Technology, Tech Data, and Ingram Micro is solely in the Americas. No other customer represented more than 10% of our sales in those years.
Note 10—Commitments and Contingencies:
          The Company’s corporate headquarters and executive offices are located in approximately 86,000 square feet of office space in Sunnyvale, California under a lease that expires in September 2009. The lease provides for one five-year renewal option. In September 2007, as part of its growth strategy, the Company signed a lease agreement for office space of approximately 32,000 square feet in Tempe, Arizona. The lease term is for seven and one-half years and expires in March 2015. The base rent for this lease escalates annually at 3%. With the acquisition of Aventail Corporation, the Company also assumed a five-year lease for approximately 20,000 square feet of office space located in Seattle, Washington. This lease expires in February 2012.
          The Company leases approximately 19,000 square feet of office space in Pune, India to carry out certain technical support activities. The lease term is for a period of ten years commencing on February 2007 with a lock in period of three years, after which either party to the contract can terminate the lease upon ninety days notice. Additional sales and support offices are leased worldwide under leases that expire at various dates ranging from 2008 to 2015.
          Rent expense for the Company was approximately $ 2.1 million, $1.2 million, and $1.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.
          Future annual minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year as of December 31, 2007 were as follows (in thousands):

Year Ending December 31,
2008	2,515
2009	2,194
2010	1,385
2011	1,332
2012	720

$8,146

          In February 2008, the Company entered into a lease agreement to lease approximately 36,000 square feet of office space in Bangalore, India to carry out certain research and development and technical support activities. The lease term is for a period of five years commencing on March 2008 and requires a lock in period of 4 years, after which either party to the contract can terminate the lease with notice duly given. The base rent for this lease escalates annually at 5% and the Company expects to pay an average annual amount of approximately $850,000 for the next five years.
Purchase commitments
          The Company outsources its manufacturing function to third party contract manufacturers, and at December 31, 2007 it has purchase obligations totaling $18.4 million. Of this amount, $8.7 million cannot be cancelled and is payable within one year. The Company is contingently liable for any inventory owned by a contract manufacturer that becomes excess and obsolete. As of December 31, 2007, $40,000 had been accrued for excess and obsolete inventory held by our

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contract manufacturers. In addition, as of December 31, 2007 in the normal course of business the Company had $870,000 in non-cancelable purchase commitments.
Product warranties
          The Company’s standard warranty period for its products is one to two years and includes repair or replacement obligations for units with product defects. The Company’s software products carry a 90-day warranty and include technical assistance, insignificant bug fixes and feature updates. The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates. If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required. However, the Company concluded that no adjustment to pre- existing warranty accruals were necessary for the years ended December 31, 2007, 2006 or 2005, respectively. A reconciliation of the changes to the Company’s warranty accrual for the years ended December 31, 2007, 2006, and 2005 is as follows:

	Year Ended December 31,
	(in thousands)
	2007	2006	2005
Beginning balance	$811	$790	$1,071
Accruals for warranties issued	854	599	402
Settlements made during the period	(924)	(578)	(683)

Ending balance	$741	$811	$790

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
          The Company’s articles of incorporation limit the liability of directors to the full extent permitted by California law. In addition, the Company’s bylaws provide that the Company will indemnify its directors and officers to the fullest extent permitted by California law, including circumstances in which indemnification is otherwise discretionary under California law. The Company has entered into indemnification agreements with its directors and officers that may require the Company: to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to obtain directors’ and officers’ insurance if available on reasonable terms. The Company currently has directors and officers insurance in place. The Company has not incurred costs related to these indemnification agreements.
          The Company has entered into agreements with certain executives where the Company may be required to pay severance benefits up to 24 months of salary, bonuses and accelerate vesting of stock options in the event of termination of employment under certain circumstances, including a change of control. In 2007, the Company paid severance benefits to certain of its former executives in the amount of $41,000.
          In January 2008, Mr. John DiLullo, Vice President of WorldWide Sales and a named executive officer, ceased to be employed by the Company. Under the terms of Mr. DiLullo’s retention and severance agreement entered into at the time of his employment in January 2006, the Company will pay severance benefits and bonuses, in compliance with Internal Revenue Code Section 409A, in the amount of approximately $258,000.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Legal Proceedings
          On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Company’s claims. A tentative agreement has been reached with plaintiffs’ counsel and the insurers for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. Papers formalizing the settlement among the plaintiffs, issuer defendants, including SonicWALL, and insurers were presented to the Court on September 14, 2004. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. On July 14, 2004, underwriter defendants filed with the Court a memorandum in opposition to plaintiffs’ motion for preliminary approval of the settlement with defendant issuers and individuals. Plaintiffs and issuers subsequently filed papers with the Court in further support of the settlement and addressing issues raised in the underwriter’s opposition. On February 15, 2005, the Court granted preliminary approval of the settlement, subject to the parties fulfilling certain conditions. To address the concerns raised by the Court, the parties submitted revised settlement documents that contained a more limited “bar order” that would not preclude claims by the underwriters for indemnification for an issuer pursuant to the IPO underwriting agreement. On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement. In December 2006, the Second Circuit Court of Appeals reversed the class certification decision of the District Court in six (6) focus cases. The Second Circuit Court of Appeals also denied rehearing. In June 2007, the District Court signed a stipulation terminating the settlement approval process. Counsel for plaintiffs are seeking certification of a narrower class and counsel for underwriters and plaintiffs are briefing the issue of whether the appeals court ruling that the original class should not have been certified applies to non-focus cases, and whether the ruling re-started the statute of limitations running on class claims in those actions. In December 2007, plaintiffs filed an opposition to motions to dismiss of the focus case issuers and underwriters. The focus case issuers and underwriters in turn submitted briefs in opposition to plaintiffs’ motion for class certification. As of December 31, 2007, the Court had not entertained oral argument on these motions. If the litigation against the Company continues, the Company believes it has a meritorious defense and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency. As a result, no loss has been accrued in the Company’s financial statements as of December 31, 2007.
          On March 13, 2006, eSoft, Inc. (“eSoft”) filed a complaint captioned eSoft, Inc. v. SonicWALL, Inc., No. 06-CV-00445, in the United States District Court for the District of Colorado. The Complaint alleged that the Company has willfully infringed, actively induced the infringement of and/or knowingly contributorily infringed U.S. Patent No. 6,961,773 (the “773 Patent”) and sought (1) a judgment that the Company has willfully infringed, actively induced the infringement and/or knowingly contributorily infringed the patent, (2) the award of an unspecified amount of trebled damages, together with expenses, costs and attorneys’ fees and (3) permanent injunctive relief restraining and enjoining the Company from infringing the patent. At essentially the same time, eSoft filed complaints against five (5) other defendants alleging infringement of the 773 Patent. In response to a motion to re-examine filed with the patent office by defendants in two of the other cases, the Company filed a motion to stay proceedings pending the results of the re-examination process. eSoft joined in that motion and on February 12, 2007, the Court granted our motion for stay. The length of time that the stay will remain in effect is uncertain. As a result, no loss has been accrued in the Company’s financial statements as of December 31, 2007.
          Additionally, the Company is party to routine litigation incident to its business. The Company believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial statements taken as a whole or its results of operations, financial position, and cash flows.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 11—Employee Benefits:
Pension Plan
          The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. The Company’s contribution to this plan is discretionary. The Company provides for a discretionary matching contribution amount which is currently 50% of the employee contribution up to a maximum of $2,000 annually for each participant. All such employer contributions vest immediately. The Company has expensed approximately $678,000, $615,000, and $471,000 of employer contributions for the years ended December 31, 2007, 2006 and 2005, respectively.
Deferred Compensation Plan
     SonicWALL has a deferred compensation plan (DCP) to provide specified benefits to, and help retain, a select group of management and highly compensated employees and directors (Participants) who contribute materially to the Company’s continued growth, development, and future business success. Under the DCP, Participants may defer up to 80% of their salary and up to 100% of their annual bonus and commission. Each Participant’s deferral account is credited with an amount equal to the net investment return of one or more equity or bond funds selected by the Participant. Amounts in a Participant’s deferral account represent an unsecured claim against the Company’s assets and are paid, pursuant to the Participant’s election, in a lump sum or in quarterly installments at a specified date during the participant’s employment or upon the Participant’s termination of employment with the Company. The Company pays for the insurance coverage provided under this plan, but does not make any contributions to this plan. At December 31, 2007, the trust assets and the corresponding deferred compensation liabilities were $4,030,000 and $4,241,000, respectively, and are included in other current assets and other current liabilities, respectively.
Note 12—Subsequent Event:
     During January and February 2008, the Company repurchased an additional 2.4 million shares of SonicWALL common stock at an average price of $8.71 for an aggregate purchase price of $20.5 million under its current stock repurchase program.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          The Company, with the participation of our Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Chief Accounting Officer (CAO), has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2007. Based on the evaluation, the CEO, CFO and CAO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007 for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management Report on Internal Control over Financial Reporting
          Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The management, under the supervision and with the participation of its CEO, CFO, and CAO, assessed the effectiveness of our internal controls over financial reporting based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal finance organization and our retained internal audit organization. Based upon the assessment performed, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We review with the Audit Committee of the Board of Directors on a regular basis our assessment of our internal controls over financial reporting including the evaluation of any changes in our internal control over financial reporting environment to determine if material changes have occurred.
          Armanino McKenna LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has also assessed the effectiveness of internal control over financial reporting as of December 31, 2007. Armanino McKenna LLP has issued an attestation report with an unqualified opinion. This attestation report is included herein under Part II, Item 8.
Changes in Internal Control over Financial Reporting
          During the fourth quarter ended December 31, 2007, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 9B. Other Information
     None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
          You will find information regarding our Directors and Executive Officers appearing under the headings “Proposal No. 1—Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Other Matters” in the Proxy Statement which we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 10, 2008. We are incorporating the information contained in those sections of our Proxy Statement here by reference.
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
ITEM 11. Executive Compensation
          You will find this information in the sections captioned “Compensation Discussion and Analysis,” “Report of the Compensation Committee”, “Executive Compensation”, and “Director Compensation” which will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 10, 2008. We are incorporating the information contained in those sections here by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          You will find this information in the section captioned “Security Ownership of Certain Beneficial Owners and Management”, and “Equity Compensation Plan Information” which will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 10, 2008. We are incorporating the information contained in that section here by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
          You will find this information in the sections captioned “Certain Relationships and Related Transactions,” and “Corporate Governance and Other Matters” which will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 10, 2008. We are incorporating the information contained in those sections here by reference.
ITEM 14. Principal Accounting Fees and Services
          You will find this information in the sections captioned “Report of the Audit Committee” and Proposal 2-— Ratification of Selection of Independent Auditors” which will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 10, 2008. We are incorporating the information contained in those sections here by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
     (a) The following documents are filed as part of this report:
1.	Financial Statements—See Index to Consolidated Financial Statements in Part II, Item 8.

2.	Financial Statement Schedules— Schedule II (Valuation and Qualifying Accounts) are included in this Annual Report on Form 10-K. All other financial statement schedules have been omitted because the information required is not applicable or is shown in the Consolidated Financial Statements or notes thereto.

3.	Exhibits—

Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 16, 2000, among Registrant, Pluto Acquisition Corp., Phobos Corporation, and GMS Capital Partners, L.P. (Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 000-27723) filed on November 27, 2000).

2.2	Amendment to Agreement and Plan of Merger dated as of November 6, 2000, by and among Registrant, Pluto Acquisition Corp., Phobos Corporation, and GMS Capital Partners, L.P. (Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 000-27723) filed on November 27, 2000).

2.3	Agreement and Plan of Merger and Reorganization, dated March 1, 2001, among Registrant, ITI Acquisition Corp., Ignyte Technology, Inc., and Jeff Stark. (Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-61168), filed on May 17, 2001).

2.4	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization by and among Registrant, ITI Acquisition Corp., Ignyte Technology, Inc., and Jeff Stark, dated as of March 6, 2001. (Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-61168), filed on May 17, 2001).

2.5	Agreement and Plan of Merger and Reorganization, dated November 18, 2005, by and among the Registrant, Spectrum Acquisition Corporation and Lasso Logic, Inc., et al. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2005).

2.6	Agreement and Plan of Merger, dated February 7, 2006, by and among the Registrant, Meridian Acquisition Corporation, MailFrontier, Inc., and Anne Bonaparte and Sonja Hoel, as the Representatives. (Filed on Form 8-K (File No. 0000950134-06-003922) dated February 28, 2007).

2.7	Agreement and Plan of Merger by and among SonicWALL, Avalon Acquisition Corp. and Aventail, dated June 12, 2007, including amendment number one thereto effective July 5, 2007. (Filed on Form 8-K (File No. 0001093885-07-000004) dated July 7, 2007).

3.1	Registrant’s Amended and Restated Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

3.2	Registrant’s Bylaws, as amended December 12, 2003 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2005).

3.3	Bylaws of SonicWALL, Inc., as Amended July 24, 2007. (Filed on Form 8-K (File No. 0001093885-07-000008) dated July 30, 2007.)

4.1	Registrant’s specimen common stock certificate (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.1	Registrant’s 1994 Stock Option Plan, as amended to date (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.2	Form of Stock Option Agreement for Registrant’s 1994 Stock Option Plan (Incorporated by reference to the Registrant’s Filing on Schedule TO (File No. 005-58485), filed on January 9, 2003).

10.3	Registrant’s 1998 Stock Option Plan, as amended to date (Incorporated by reference to the Registrant’s 2000 Definitive Proxy Statement (File No. 000-27723), which was filed on November 7, 2001).

10.4	Form of Stock Option Agreement for Registrant’s 1998 Stock Option Plan (Incorporated by reference to the Registrant’s Filing on Schedule TO (File No. 005-58485), filed on January 9, 2003).

10.5	Registrant’s 1999 Employee Stock Purchase Plan (Incorporated by reference to the Registrant’s 2003 Definitive Proxy Statement (File No. 000-27723), which was filed on November 5, 2003).

Number	Description

10.6	Form of Stock Option Agreement under Phobos Corporation 1998 Stock Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54976), filed on February 5, 2001).

10.7	Form of Stock Option Agreement under Phobos Corporation 1999 Stock Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54976), filed on February 5, 2001).

10.8	RedCreek Communications, Inc. 2001 Stock Option Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-81492), filed on January 28, 2002).

10.9	Employment agreement dated June 21, 2003 between Registrant and Kathleen Fisher (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2003).

10.10	Registrant’s Form of Individual Compensation Arrangements (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-81492), filed on January 28, 2002).

10.11	Form of Indemnification Agreement entered into by Registrant with each of its officers and directors (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2001, filed on November 14, 2001).

10.12	Loan and Security Agreement dated May 26, 1995 between Registrant and Comerica Bank (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.13++	Distribution Agreement dated February 9, 1999 between Registrant and Tech Data Product Management, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.14++	Distribution Agreement dated July 5, 1998 between Registrant and Sumitomo Metal Systems Development Co., Ltd. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.15++	Distribution Agreement dated November 11, 1992 between Registrant and Ingram Micro, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.16	Agreement of Sublease dated as of October 26, 1998 between Registrant and AMP Incorporated (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.17	Purchase Agreement dated September 28, 1999 between Registrant and Flash Electronics Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.18	Lease dated September 27, 1999 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.19	First Amendment to Lease dated May 2, 2001 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).

10.20	Second Amendment to Lease dated September 26, 2001 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).

10.21++	OEM Hardware (with Software) License and Purchase Agreement effective as of May 29, 2001 between Registrant and Cisco Systems, Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).

10.22++	Amendment Number One to OEM Hardware (with Software) License and Purchase Agreement dated June 25, 2002 between Registrant and Cisco Systems, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2002).

10.23	Employment agreement dated March 14, 2003 between Registrant and Matthew Medeiros (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 21, 2002).

10.24	Employment agreement dated August 11, 2003 between Registrant and Michael Stewart (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2003).

Number	Description

10.25	Employment agreement dated October 29, 2003 between Registrant and Robert Knauff (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2003).

10.26	Manufacturing and Purchase Agreement dated June 4, 2004 by and between Flash Electronics, Inc. and SonicWALL, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004).

10.27	Third Amendment to Lease executed on April 28, 2004 by and between AMB Property, L.P., as Landlord, and SonicWALL, Inc. as Tenant. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004).

10.28	Retention and Severance Agreement for Executive Officers dated April 20, 2004. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004).

10.29	SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).

10.30	SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).

10.31	SonicWALL, Inc. Matthew Medeiros Employment Agreement as amended and restated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).

10.32	SonicWALL, Inc Stock Option Agreement for Outside Directors dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).

10.33	SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).

10.34	Issuer Repurchase Plan Agreement dated November 29, 2004 between SonicWALL, Inc. and RBC Dain Rauscher Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2004).

10.35	Amended and Restated Issuer Repurchase Plan Agreement dated February 15, 2005 between SonicWALL, Inc. and RBC Dain Rauscher Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2004).

10.36	Lease dated December 19, 2006 between Registrant, as Tenant, and Kolte Patil Developers Limited, as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0000950134-07-005644) for the year ended December 31, 2006).

10.37	Amended and Restated Issuer Repurchase Plan Agreement dated November 3, 2006 between SonicWALL, Inc. and RBC Dain Rauscher Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0000950134-07-005644) for the year ended December 31, 2006).

10.38	SonicWALL, Inc. Employee Stock Purchase Plan, dated August 24, 1999, as amended August 1, 2006 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0000950134-07-005644) for the year ended December 31, 2006).

10.39	Lease dated September 25, 2007 between Registrant, as Tenant, and TMC-3011 S 52nd ST, LLC, as Landlord. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0001093885-07-000021) for the quarter ended September 30, 2007).

10.40*	Lease dated February 1, 2008 between Aventail Info Tech Private Limited, a subsidiary of the Registrant, as Tenant, and Salarpuria Softzone, as Landlord, and SPPL Property Management Private Limited, as Maintenance Service Provider.

10.41*	Limited Licensed Materials License Agreement dated December 14,2007 between Registrant, as Licensee, and Linkbit, Inc.

21*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Description

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

++	Confidential treatment has been obtained or requested for portions of this exhibit. The omitted material has been separately filed with the Securities and Exchange Commission.
     (b) Exhibits
     See Item 15(a) (3) above.
     (c) Financial Statement Schedules
     See Item 15(a) (2) above.

SIGNATURES
          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California.
Date: March 10, 2008

SonicWALL, Inc.
By:	/s/ Matthew Medeiros
Matthew Medeiros
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Matthew Medeiros	President, Chief Executive Officer and	March 10, 2008
Matthew Medeiros	Director (Principal Executive Officer)

/s/ Robert Selvi	Chief Financial Officer	March 10, 2008
Robert Selvi	(Principal Financial Officer)

/s/ Robert Knauff	Chief Accounting Officer	March 10, 2008
Robert Knauff	(Principal Accounting Officer)

/s/ John C. Shoemaker	Chairman of the Board of Directors	March 10, 2008
John C. Shoemaker

/s/ Charles Berger	Director	March 10, 2008
Charles Berger

/s/ David W. Garrison	Director	March 10, 2008
David W. Garrison

/s/ Charles Kissner	Director	March 10, 2008
Charles Kissner

/s/ Edward F. Thompson	Director	March 10, 2008
Edward F. Thompson

/s/ Cary Thompson	Director	March 10, 2008
Cary Thompson

/s/ Clark Masters	Director	March 10, 2008
Clark Masters

Schedule II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at		Charged to	Deductions/
	Beginning of		Cost and	Write-off of	Balance at
	Year	Other	Expenses	Accounts	End of Year
	(in thousands)

Year ended December 31, 2005
Allowance for doubtful accounts	188	—	27	(92)	123
Inventory reserves	1,177	—	171	(283)	1,065
Year ended December 31, 2006
Allowance for doubtful accounts	123	—	53	(24)	152
Inventory reserves	1,065	—	742	(506)	1,301
Year ended December 31, 2007
Allowance for doubtful accounts	152	213	87	(275)	177
Inventory reserves	1,301	—	1,183	(927)	1,557

Exhibit Index

Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 16, 2000, among Registrant, Pluto Acquisition Corp., Phobos Corporation, and GMS Capital Partners, L.P. (Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 000-27723) filed on November 27, 2000).

2.2	Amendment to Agreement and Plan of Merger dated as of November 6, 2000, by and among Registrant, Pluto Acquisition Corp., Phobos Corporation, and GMS Capital Partners, L.P. (Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 000-27723) filed on November 27, 2000).

2.3	Agreement and Plan of Merger and Reorganization, dated March 1, 2001, among Registrant, ITI Acquisition Corp., Ignyte Technology, Inc., and Jeff Stark. (Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-61168), filed on May 17, 2001).

2.4	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization by and among Registrant, ITI Acquisition Corp., Ignyte Technology, Inc., and Jeff Stark, dated as of March 6, 2001. (Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-61168), filed on May 17, 2001).

2.5	Agreement and Plan of Merger and Reorganization, dated November 18, 2005, by and among the Registrant, Spectrum Acquisition Corporation and Lasso Logic, Inc., et al. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2005).

2.6	Agreement and Plan of Merger, dated February 7, 2006, by and among the Registrant, Meridian Acquisition Corporation, MailFrontier, Inc., and Anne Bonaparte and Sonja Hoel, as the Representatives. (Filed on Form 8-K (File No. 0000950134-06-003922) dated February 28, 2007).

2.7	Agreement and Plan of Merger by and among SonicWALL, Avalon Acquisition Corp. and Aventail, dated June 12, 2007, including amendment number one thereto effective July 5, 2007. (Filed on Form 8-K (File No. 0001093885-07-000004) dated July 7, 2007).

3.1	Registrant’s Amended and Restated Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

3.2	Registrant’s Bylaws, as amended December 12, 2003 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2005).

3.3	Bylaws of SonicWALL, Inc., as Amended July 24, 2007. (Filed on Form 8-K (File No. 0001093885-07-000008) dated July 30, 2007.)

4.1	Registrant’s specimen common stock certificate (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.1	Registrant’s 1994 Stock Option Plan, as amended to date (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.2	Form of Stock Option Agreement for Registrant’s 1994 Stock Option Plan (Incorporated by reference to the Registrant’s Filing on Schedule TO (File No. 005-58485), filed on January 9, 2003).

10.3	Registrant’s 1998 Stock Option Plan, as amended to date (Incorporated by reference to the Registrant’s 2000 Definitive Proxy Statement (File No. 000-27723), which was filed on November 7, 2001).

10.4	Form of Stock Option Agreement for Registrant’s 1998 Stock Option Plan (Incorporated by reference to the Registrant’s Filing on Schedule TO (File No. 005-58485), filed on January 9, 2003).

10.5	Registrant’s 1999 Employee Stock Purchase Plan (Incorporated by reference to the Registrant’s 2003 Definitive Proxy Statement (File No. 000-27723), which was filed on November 5, 2003).

Number	Description

10.6	Form of Stock Option Agreement under Phobos Corporation 1998 Stock Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54976), filed on February 5, 2001).

10.7	Form of Stock Option Agreement under Phobos Corporation 1999 Stock Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54976), filed on February 5, 2001).

10.8	RedCreek Communications, Inc. 2001 Stock Option Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-81492), filed on January 28, 2002).

10.9	Employment agreement dated June 21, 2003 between Registrant and Kathleen Fisher (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2003).

10.10	Registrant’s Form of Individual Compensation Arrangements (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-81492), filed on January 28, 2002).

10.11	Form of Indemnification Agreement entered into by Registrant with each of its officers and directors (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2001, filed on November 14, 2001).

10.12	Loan and Security Agreement dated May 26, 1995 between Registrant and Comerica Bank (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.13++	Distribution Agreement dated February 9, 1999 between Registrant and Tech Data Product Management, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.14++	Distribution Agreement dated July 5, 1998 between Registrant and Sumitomo Metal Systems Development Co., Ltd. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.15++	Distribution Agreement dated November 11, 1992 between Registrant and Ingram Micro, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.16	Agreement of Sublease dated as of October 26, 1998 between Registrant and AMP Incorporated (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.17	Purchase Agreement dated September 28, 1999 between Registrant and Flash Electronics Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.18	Lease dated September 27, 1999 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

10.19	First Amendment to Lease dated May 2, 2001 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).

10.20	Second Amendment to Lease dated September 26, 2001 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).

10.21++	OEM Hardware (with Software) License and Purchase Agreement effective as of May 29, 2001 between Registrant and Cisco Systems, Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001).

10.22++	Amendment Number One to OEM Hardware (with Software) License and Purchase Agreement dated June 25, 2002 between Registrant and Cisco Systems, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2002).

10.23	Employment agreement dated March 14, 2003 between Registrant and Matthew Medeiros (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 21, 2002).

10.24	Employment agreement dated August 11, 2003 between Registrant and Michael Stewart (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2003).

Number	Description

10.25	Employment agreement dated October 29, 2003 between Registrant and Robert Knauff (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2003).

10.26	Manufacturing and Purchase Agreement dated June 4, 2004 by and between Flash Electronics, Inc. and SonicWALL, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004).

10.27	Third Amendment to Lease executed on April 28, 2004 by and between AMB Property, L.P., as Landlord, and SonicWALL, Inc. as Tenant. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004).

10.28	Retention and Severance Agreement for Executive Officers dated April 20, 2004. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004).

10.29	SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).

10.30	SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).

10.31	SonicWALL, Inc. Matthew Medeiros Employment Agreement as amended and restated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).

10.32	SonicWALL, Inc Stock Option Agreement for Outside Directors dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).

10.33	SonicWALL, Inc. Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004).

10.34	Issuer Repurchase Plan Agreement dated November 29, 2004 between SonicWALL, Inc. and RBC Dain Rauscher Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2004).

10.35	Amended and Restated Issuer Repurchase Plan Agreement dated February 15, 2005 between SonicWALL, Inc. and RBC Dain Rauscher Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2004).

10.36	Lease dated December 19, 2006 between Registrant, as Tenant, and Kolte Patil Developers Limited, as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0000950134-07-005644) for the year ended December 31, 2006).

10.37	Amended and Restated Issuer Repurchase Plan Agreement dated November 3, 2006 between SonicWALL, Inc. and RBC Dain Rauscher Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0000950134-07-005644) for the year ended December 31, 2006).

10.38	SonicWALL, Inc. Employee Stock Purchase Plan, dated August 24, 1999, as amended August 1, 2006 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0000950134-07-005644) for the year ended December 31, 2006).

10.39	Lease dated September 25, 2007 between Registrant, as Tenant, and TMC-3011 S 52nd ST, LLC, as Landlord. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0001093885-07-000021) for the quarter ended September 30, 2007).

10.40*	Lease dated February 1, 2008 between Aventail Info Tech Private Limited, a subsidiary of the Registrant, as Tenant, and Salarpuria Softzone, as Landlord, and SPPL Property Management Private Limited, as Maintenance Service Provider.

10.41*	Limited Licensed Materials License Agreement dated December 14,2007 between Registrant, as Licensee, and Linkbit, Inc.

21*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Description

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

++	Confidential treatment has been obtained or requested for portions of this exhibit. The omitted material has been separately filed with the Securities and Exchange Commission.
     (b) Exhibits
     See Item 15(a) (3) above.
     (c) Financial Statement Schedules
     See Item 15(a) (2) above.