Form 10-Q
period 2008-03-31
SONICWALL INC
filed 2008-05-09
CIK 1093885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                    Accelerated filer  ☒
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at April 30, 2008
Common Stock, no par value	57,430,426 Shares

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SONICWALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007 (1)
	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$49,547	$33,324
Short-term investments	97,672	195,647
Accounts receivable, net	25,247	26,255
Inventories	8,138	6,057
Deferred tax assets	11,113	11,107
Prepaid expenses and other current assets	14,259	9,447
Total current assets	205,976	281,837

Property and equipment, net	9,891	9,357
Goodwill	138,753	138,753
Long-term investments	55,325	-
Deferred tax assets, non-current	16,367	16,367
Purchased intangibles and other assets, net	20,212	26,321
Total assets	$446,524	$472,635

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$14,704	$10,875
Accrued payroll and related benefits	14,563	20,388
Other accrued liabilities	10,272	7,355
Deferred revenue	90,882	88,818
Total current liabilities	130,421	127,436

Deferred revenue, non current	15,016	12,419
Other accrued liabilities, non-current	-	5,076
Total liabilities	145,437	144,931

Shareholders' Equity:
Common stock, no par value	424,884	446,431
Accumulated other comprehensive loss, net	(1,797)	(2,284)
Accumulated deficit	(122,000)	(116,443)
Total shareholders' equity	301,087	327,704
Total liabilities and shareholders' equity	$446,524	$472,635

(1)	Amounts as of December 31, 2007 have been derived from the audited financial statements as of the same date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except per share data)
	(Unaudited)
Revenue:
Product	$23,741	$22,677
License and service	31,570	22,458
Total revenue	55,311	45,135
Cost of revenue:
Product	11,041	9,212
License and service	4,822	3,195
Amortization of purchased technology	754	409
Total cost of revenue	16,617	12,816
Gross profit	38,694	32,319
Operating expenses:
Research and development	11,544	9,016
Sales and marketing	22,725	17,319
General and administrative	5,145	5,283
Amortization of purchased intangible assets	293	55
Restructuring charges	1,805	-
Total operating expenses	41,512	31,673
Income (loss) from operations	(2,818)	646
Interest income and other expense, net	2,620	2,818
Income (loss) before income taxes	(198)	3,464
Benefit (provision) for income taxes	132	(1,167)
Net income (loss)	$(66)	$2,297
Net income (loss) per share:
Basic	$(0.00)	$0.04
Diluted	$(0.00)	$0.03
Shares used in computing net income (loss) per share:
Basic	60,988	65,336
Diluted	60,988	67,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(66)	$2,297
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,193	1,062
Share-based compensation expense related to employee stock options and ESPP	2,461	3,739
Change in allowance for doubtful accounts and others	(143)	(83)
Changes in operating assets and liabilities:
Accounts receivable	1,154	2,256
Inventories	(2,081)	998
Prepaid expenses and other current assets	(1,131)	(1,766)
Other assets	(14)	76
Accounts payable	3,829	1,497
Accrued payroll and related benefits	(5,409)	(3,356)
Other accrued liabilities	(2,575)	967
Deferred revenue	4,661	4,539
Net cash provided by operating activities	2,879	12,226
Cash flows from investing activities:
Purchase of property and equipment	(1,683)	(1,169)
Change in restricted cash in escrow	1,389	270
Maturity and sale of investments	89,458	62,626
Purchase of investments	(46,320)	(66,614)
Net cash provided by (used in) investing activities	42,844	(4,887)
Cash flows from financing activities:
Issuance of common stock under employee stock options and purchase plans	3,047	2,819
Repurchase of common stock	(32,547)	(9,712)
Net cash used in financing activities	(29,500)	(6,893)
Net increase in cash and cash equivalents	16,223	446
Cash and cash equivalents at beginning of period	33,324	25,927
Cash and cash equivalents at end of period	$49,547	$26,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except for share data)

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Accumulated	Shareholders'
Three Months Ended March 31, 2007	Shares	Amount	Income (Loss)	Deficit	Equity

Balance at December 31, 2006	65,385,629	$453,409	$(1,197)	$(134,144)	$318,068
Cumulative effect of adoption of FIN 48				(89)
Adjusted balance at December 31, 2006	65,385,629	453,409	(1,197)	(134,233)	317,979
Issuance of common stock upon exercise of stock options	226,394	1,366			1,366
Issuance of common stock in connection with
the Employee Stock Purchase Plan (ESPP)	206,362	1,453			1,453
Share-based compensation		3,739			3,739
Repurchase of common stock	(1,140,000)	(7,905)		(1,807)	(9,712)
Comprehensive income:
Change in unrealized loss on investment			262		262
Net income				2,297	2,297
Total comprehensive income					2,559
Balance at March 31, 2007	64,678,385	$452,062	$(935)	$(133,743)	$317,384

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Accumulated	Shareholders'
Three Months Ended March 31, 2008	Shares	Amount	Income (Loss)	Deficit	Equity

Balance at December 31, 2007	62,477,590	$446,431	$(2,284)	$(116,443)	$327,704
Issuance of common stock upon exercise of stock options	242,367	1,712			1,712
Issuance of common stock in connection with ESPP	180,014	1,335			1,335
Share-based compensation		2,462			2,462
Repurchase of common stock	(3,786,470)	(27,056)		(5,491)	(32,547)
Comprehensive income:
Change in unrealized loss on investment			487		487
Net loss				(66)	(66)
Total comprehensive income					421
Balance at March 31, 2008	59,113,501	$424,884	$(1,797)	$(122,000)	$301,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements prepared by SonicWALL, Inc. (the “Company”), are unaudited and reflect all adjustments which are normal, recurring and, in the opinion of management, necessary for a fair statement of the financial position and the results of operations of the Company for the interim periods presented.  The condensed consolidated statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three month periods ended March 31, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.  The information included in this report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007, as set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2008.

2.  CONSOLIDATION

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the Company and its wholly−owned subsidiaries.  All intercompany accounts and transactions have been eliminated.

3.  CRITICAL ACCOUNTING POLICIES

There have been no material changes to any of the Company’s critical accounting policies and critical accounting estimates as disclosed in its annual report on From 10-K for the year ended December 31, 2007.

4.  GOODWILL AND PURCHASED INTANGIBLES

SFAS 142 requires that goodwill and certain intangible assets with an indefinite useful life be reviewed for impairment on an annual basis.  In addition, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.  The Company periodically evaluates if there are any events or indicators that would require an impairment assessment of the carrying value of the goodwill between each annual impairment assessment.  For the three month periods ended March 31, 2008, no indicators of goodwill impairment were identified.  The Company has elected to perform its annual impairment analysis during the fourth quarter of each year.

Intangible assets for the three months ended March 31, 2008 and the year ended December 31, 2007 consist of the following (in thousands):

		March 31, 2008			December 31, 2007
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Purchased technology	70 months	$43,211	$(31,559)	$11,652	$43,211	$(30,805)	$12,406
Non-compete agreements	36 months	7,249	(7,249)	-	7,249	(7,230)	19
Customer base	77 months	26,690	(19,101)	7,589	26,690	(18,827)	7,863
Other	16 months	500	(500)	-	500	(500)	-
Total intangibles	69 months	$77,650	$(58,409)	$19,241	$77,650	$(57,362)	$20,288

All of the Company’s intangible assets excluding goodwill are subject to amortization. Estimated future amortization expense to be included in cost of revenue and in operating expense is as follows (in thousands):

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Fiscal Year	Amortization Amount to Cost of Revenue	Amortization Amount to Operating Expense
2008 (second, third and fourth quarter)	$2,263	$821
2009	3,017	1,095
2010	2,374	1,095
2011	1,382	1,095
2012	1,382	1,008
Thereafter	1,234	2,475
Total	$11,652	$7,589

5.  NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net income (loss)	$(66)	$2,297
Denominator:
Weighted average shares used to compute basic EPS	60,988	65,336
Effect of dilutive securities:
Dilutive common stock equivalents	-	2,479
Weighted average shares used to compute diluted EPS	60,988	67,815
Net income (loss) per share:
Basic	$(0.00)	$0.04
Diluted	$(0.00)	$0.03

For the three month period ended March 31, 2008, potentially dilutive securities of approximately 4.9 million shares consisting of options with a weighted average exercise price of $10.11, have not been considered in the computation of net loss per share as these options’ exercise prices were greater than the average market price of common shares for the period. In addition, 2.7 million potentially dilutive shares were excluded in the computation of net loss per share because of our net loss position in the first quarter of 2008.

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

7.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The Company’s corporate headquarters and executive offices are located in approximately 86,000 square feet of office space in Sunnyvale, California under a lease that expires in September 2009. The lease provides for one five-year renewal option. The Company also leases 32,000 square feet of office space in Tempe, Arizona and 20,000 square feet of office space in Seattle, Washington.  The Tempe lease term is for seven and one-half (7.5) years and expires in August 2015.  The base rent for this lease escalates annually at 3%. The Seattle lease expires in February 2012.

In February 2008, the Company entered into an agreement to lease approximately 36,000 square feet of office space in Bangalore, India to carry out certain research and development and technical support activities.  The lease term is for a period of five years commencing on March 2008 and requires a lock in period of 4 years, after which either party to the contract can terminate the lease upon ninety (90) days notice. The lease provides for two five year renewal options.  The base rent for this lease escalates annually at 5% and the Company expects to pay an average annual amount of approximately $850,000 for the next five years.

Additional sales and support offices are leased worldwide under leases that expire at various dates ranging from 2008 to 2017.

Future annual minimum lease payments under all non-cancelable operating leases with an initial or remaining term in excess of one year as of March 31, 2008 were as follows (in thousands):

Year Ending December 31,	Amount
2008 (second, third, and fourth quarter)	$2,252
2009	2,867
2010	2,311
2011	2,326
2012	1,740
Thereafter	1,878
Total	$13,374

Purchase Commitments

The Company outsources its manufacturing function to third party contract manufacturers, and at March 31, 2008, it had purchase obligations totaling $17 million.  Of this amount, $8.9 million cannot be canceled and is payable within one year.  The Company is contingently liable for any inventory owned by a contract manufacturer that becomes excess and obsolete.  As of March 31, 2008, $100,000 had been accrued for excess and obsolete inventory held by our contract manufacturer.  In addition, as of March 31, 2008, in the normal course of business, the Company had $1.6 million in non-cancelable purchase commitments.

Product Warranties

The Company’s standard warranty period for its products is one to two years and includes repair or replacement obligations for units with product defects.  The Company’s software products carry a 90-day warranty and include technical assistance, insignificant bug fixes and feature updates. The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates.  If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required.  The Company concluded that no adjustment to pre-existing warranty accruals were necessary in the three month periods ended March 31, 2008 and 2007.  A reconciliation of the changes to the Company’s warranty accrual as of March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Beginning balance	$741	$811
Accruals for warranties issued	125	112
Settlements made during the period	(210)	(174)
Ending balance	$656	$749

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Guarantees and Indemnification Agreements

The Company enters into standard indemnification agreements in its ordinary course of business.  As part of its standard distribution agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company's products, software, or services.  The indemnification agreements commence upon execution of the agreement and do not have specific terms.  The maximum potential amount of future payments the Company could be required to make under these agreements is not limited.  The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the Company believes the estimated fair value of these agreements is minimal.

The Company's articles of incorporation limit the liability of directors to the full extent permitted by California law.  In addition, the Company's bylaws provide that the Company will indemnify its directors and officers to the fullest extent permitted by California law, including circumstances in which indemnification is otherwise discretionary under California law.  The Company has entered into indemnification agreements with its directors and officers that may require the Company: to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to obtain directors' and officers' insurance if available on reasonable terms. The Company currently has directors and officers insurance in place.  The Company has not incurred costs related to these indemnification agreements.

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

Legal Proceedings

  On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000.  Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s.  All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin.  On April 19, 2002, plaintiffs filed an amended complaint.  The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings.  On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards.  On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice.  On February 19, 2003, the Court denied the motion to dismiss the Company’s claims.  A tentative agreement has been reached with plaintiffs’ counsel and the insurers for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims.  Papers formalizing the settlement among the plaintiffs, issuer defendants, including SonicWALL, and insurers were presented to the Court on September 14, 2004.  The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court.  On July 14, 2004, underwriter defendants filed with the Court a memorandum in opposition to plaintiffs’ motion for preliminary approval of the settlement with defendant issuers and individuals.  Plaintiffs and issuers subsequently filed papers with the Court in further support of the settlement and addressing issues raised in the underwriter’s opposition.  On February 15, 2005, the Court granted preliminary approval of the settlement, subject to the parties fulfilling certain conditions.  To address the concerns raised by the Court, the parties submitted revised settlement documents that contained a more limited “bar order” that would not preclude claims by the underwriters for indemnification for an issuer pursuant to the IPO underwriting agreement.  On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement.  In December 2006, the Second Circuit Court of Appeals reversed the class certification decision of the District Court in six (6) focus cases.  The Second Circuit Court of Appeals also denied rehearing.  In June 2007, the District Court signed a stipulation terminating the settlement approval process.  Counsel for plaintiffs are seeking certification of a narrower class and counsel for underwriters and plaintiffs are briefing the issue of whether the

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

appeals court ruling that the original class should not have been certified applies to non-focus cases, and whether the ruling re-started the statute of limitations running on class claims in those actions.  In December 2007, plaintiffs filed an opposition to motions to dismiss of the focus case issuers and underwriters.  The focus case issuers and underwriters in turn submitted briefs in opposition to plaintiffs’ motion for class certification.  In March 2008, plaintiffs filed a reply paper in support of their motion for class certification in the focus cases. Expert discovery on the class certification issue is ongoing and the Court has not set a hearing date for argument. If the litigation against the Company continues, the Company believes it has a meritorious defense and intends to defend the case vigorously.  No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency.  As a result, no loss has been accrued in the Company’s financial statements as of March 31, 2008.

On March 13, 2006, eSoft, Inc. (“eSoft”) filed a complaint captioned eSoft, Inc. v. SonicWALL, Inc., No. 06-CV-00445, in the United States District Court for the District of Colorado.  The Complaint alleged that the Company has willfully infringed, actively induced the infringement of and/or knowingly contributorily infringed U.S. Patent No. 6,961,773 (the “773 Patent”) and sought  (1) a judgment that the Company has willfully infringed, actively induced the infringement and/or knowingly contributorily infringed the patent, (2) the award of an unspecified amount of trebled damages, together with expenses, costs and attorneys’ fees and (3) permanent injunctive relief restraining and enjoining the Company from infringing the patent. At essentially the same time, eSoft filed complaints against five (5) other defendants alleging infringement of the 773 Patent.  In response to a motion to re-examine filed with the patent office by defendants in two of the other cases, the Company filed a motion to stay proceedings pending the results of the re-examination process.  eSoft joined in that motion and on February 12, 2007, the Court granted our motion for stay.  The length of time that the stay will remain in effect is uncertain.  As a result, no loss has been accrued in the Company’s financial statements as of March 31, 2008.

Additionally, the Company is party to routine litigation incident to its business.  The Company believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial statements taken as a whole or its results of operations, financial position, and cash flows.

8.  INCOME TAXES

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

As of March 31, 2008, the Company continued to have a partial valuation allowance against its net deferred tax assets because it was considered more likely than not that the Company’s deferred tax assets would be realized with the exception of certain acquired net operating losses due to the annual “change in ownership” limitation. Valuation allowances have been recorded for this portion of these deferred tax assets as a result of the uncertainties regarding realization of the assets based upon the limitation on the use of the net operation losses in the future.  For the three month period ended March 31, 2008, the Company’s income before income taxes was earned in domestic and foreign jurisdictions.

  The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. For the three months ended March 31, 2008, we had an effective income tax rate of 66.7%, compared to 33.7% for the three months ended March 31, 2007.  The effective income tax rate for the period ended March 31, 2008 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense and state income taxes which were offset by non-deductible meals and entertainment costs and research and development tax credits.. The effective income tax rate for the period ended March 31, 2007 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense, state income taxes, non-deductible meals and entertainment costs, research and development tax credits, and the Company's full valuation allowance position against its net deferred tax assets.

9.  SHAREHOLDERS’ EQUITY

1999 Employee Stock Purchase Plan

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The 1999 Employee Stock Purchase Plan (ESPP) is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount.  Each offering period is for one year and consists of two six-month purchase periods.  The purchase price for shares of common stock under the ESPP is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or the last day of each purchase period. At March 31, 2008, 1,508,264 shares were available for future issuance under the ESPP.

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

The following table summarizes the Company’s first quarter option activity under the stock option plans:

		Options Outstanding
	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2007	1,298,078	17,193,153	$7.30
Authorized	2,499,104
Granted	(1,695,323)	1,695,323	8.21
Exercised	-	(242,367)	7.07
Canceled	487,458	(551,615)	8.22
Balance at March 31, 2008	2,589,317	18,094,494	$7.36

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2008:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value

$0.30 – $ 0.45	394	7.3	$0.30	$3,101	75	$0.30	$590
$0.94 – $ 1.41	17,266	2.1	1.40	116,889	9,877	1.39	66,939
$1.42 – $ 2.13	3,094	1.5	1.42	20,885	3,094	1.42	20,885
$2.87 – $ 4.31	2,918,212	4.9	3.44	13,816,783	2,918,212	3.44	13,816,783
$4.93 – $ 7.40	3,778,600	6.3	5.89	8,610,078	2,989,688	5.87	6,883,912
$7.47 – $11.21	11,110,318	8.4	8.40	1,979,140	4,127,042	8.22	1,143,968
$11.26 – $16.89	43,610	2.6	13.77	-	43,610	13.77	-
$17.03 – $25.55	103,000	3.3	17.94	-	103,000	17.94	-
$29.75 – $44.63	20,000	2.1	29.75	-	20,000	29.75	-
$45.56 – $68.34	100,000	2.3	45.56	-	100,000	45.56	-

Total	18,094,494	7.3	$7.36	$24,546,875	10,314,598	$6.70	$21,933,077

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $8.17 as of March 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.  The total number of in-the-money options exercisable as of March 31, 2008 was approximately 8.1 million.

Valuation and Expense Information under SFAS 123R

SFAS 123R requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the ESPP based on estimated fair values.  The Company estimates the fair value of stock options using a Black-Scholes option-pricing model to determine the fair value of share-based awards under SFAS 123R.  The Black-Scholes option-pricing model incorporates various and highly subjective assumptions including expected volatility, expected term and interest rates.  The impact on the Company’s results of operations of recording share-based compensation by function was as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Cost of sales	$115	$132
Research and development	828	1,325
Sales and marketing	839	1,103
General and administrative	680	1,179
Share-based compensation expense	$2,462	$3,739

The weighted average grant-date fair value of options granted for the three month periods ended March 31, 2008, and 2007 was $2.87 and $2.86 per share, respectively.  The total fair value of shares vested during the three month period ended March 31, 2008 was $2.5 million.  The total intrinsic value of options exercised during the three month period ended March 31, 2008 was $0.4 million.  The total cash received from employees as a result of employee stock option exercises and employee stock plan purchases during the three month period ended March 31, 2008 was $3.0 million. The weighted average remaining contractual term for options exercisable at March 31, 2008 was 6.2 years.  The Company issues new shares of common stock upon exercise of stock options.  The total compensation cost (gross) related to non-vested awards not yet recognized at March 31, 2008 was $21.4 million, and the weighted-average period over which this amount is expected to be recognized is 2.7 years.

The Company has assumed certain option plans in connection with business combinations.  Generally, the options granted under these plans have terms similar to the Company’s own options.  The exercise prices of such options have been adjusted to reflect the relative exchange ratios.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The assumptions used to estimate the fair value of stock options granted under the Company’s Option Plans and stock purchase rights granted under the ESPP are as follows:

	Option Plans		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Expected volatility	45%	41%	43%	34%
Risk-free interest rate	2.31%	4.88%	2.79% to 5.15%	5.07%
Expected term (in years)	3.48 years	2.92 years	0.5 to 1 year	0.5 year
Dividend yield	0%	0%	0%	0%

Stock Repurchase Program

As of March 31, 2008, the remaining authorized amount for stock repurchase is $47 million.  During the three month period ended March 31, 2008, the Company repurchased a total of 3.8 million shares at an aggregate purchase price of $32.5 million.

10.  EMPLOYEE BENEFITS

Pension Plan

The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees.  The Company’s contribution to this plan is discretionary.  The Company provides for a discretionary matching contribution amount which is currently 50% of the employee contribution up to a maximum of $2,000 annually for each participant.  All such employer contributions vest immediately.  The Company has expensed approximately $410,000 and $318,000 during the three month periods ended March 31, 2008 and 2007, respectively.

Deferred Compensation Plan

SonicWALL has a deferred compensation plan (DCP) to provide specified benefits to, and help retain, a select group of management and highly compensated employees and directors (Participants) who contribute materially to the Company’s continued growth, development, and future business success.  Under the DCP, Participants may defer up to 80% of their salary and up to 100% of their annual bonus and commission.  Each Participant’s deferral account is credited with an amount equal to the net investment return of one or more equity or bond funds selected by the Participant.  Amounts in a Participant’s deferral account represent an unsecured claim against the Company’s assets and are paid, pursuant to the Participant’s election, in a lump-sum or in quarterly installments at a specified date during the participant’s employment or upon the Participant’s termination of employment with the Company.  The Company pays for the insurance coverage provided under this plan, but does not make any contributions to this plan.  At March 31, 2008, the trust assets and the corresponding deferred compensation liability were $3,806,000 and $3,816,000, respectively, and are included in other current assets and other current liabilities, respectively.

11.  NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standard Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  The Company has adopted SFAS 157 to account for its financial assets and liabilities for the fiscal year beginning January 1, 2008. The Company is required to adopt SFAS 157 to account for its nonfinancial assets and liabilities for the fiscal year beginning January 1, 2009. The Company is in the process of evaluating this standard and has not yet determined the impact that the adoption of SFAS 157 related to nonfinancial assets and liabilities will have on its consolidated financial position, results of operations and cash flows.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008 for financial instruments. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	3/31/2008	(Level 1)	(Level 2)	(Level 3)

Auction Rate Securities	$55,325	$-	$55,325	$-
Asset Backed Securities	50,501	-	50,501	-
Other Available-for-sale Securities	47,171	47,171	-	-
Total assets measured at fair value	$152,997	$47,171	$105,826	$-

We have included our investments related to auction rate securities (ARS) and asset backed securities (ABS) in the Level 2 category, as there are significant observable inputs associated with these items as discussed below. Our ARS are floating rate securities with longer−term maturities which are marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short−term liquidity. The credit ratings for all of our ARS are AAA. The underlying collateral of the ARS consist primarily of student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP). Beginning in February, auctions for the ARS began to fail due to insufficient bids from buyers, which has resulted in higher interest rates being earned on these securities. We will not be able to access these funds until future auctions for these ARS are successful, or until we sell the securities in a secondary market which currently is not active. Although there have been recent instances of redemptions at par by municipalities through refinance of new debt, the Company believes certain of these investments currently lack short−term liquidity and were therefore reclassified as non−current on the March 31, 2008 balance sheet. As of March 31, 2008, all of the ABS were rated AAA/Aaa and the underlying assets are all prime mortgages.  None of these investments are subprime mortgages or have a collateralized debt obligation exposure.  Substantially all of the Company’s fixed income securities are rated investment grade or better.

Brokerage statements received from the two investment firms that hold our ARS included their estimated market value as of March 31, 2008. One investment firm valued our ARS at par and the other one valued our ARS at approximately 95% of par utilizing an in-house level 3 pricing model.

  Although there is uncertainty with regard to the short-term liquidity of these securities, the Company continues to believe that the par value represents the fair value of these investments because of the overall quality of the underlying investments and the anticipated future market for such investments. In addition, the Company has the intent and ability to hold these securities until the earlier of: the market for auction rate securities stabilizes, the issuer refinances the underlying security, or the maturity of the underlying securities. The Company received the valuation calculated by the investment firm, however does not believe it represents fair value and accordingly the Company has not recorded an additional unrealized loss for these adjustments. The

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Company made this decision based on the fact that the Company was able to liquidate $25.5 million of its ARS portfolio at par value during the period subsequent to February 8, 2008, the date when ARS auctions began to fail. Based on the cash and short−term investments balance of $147.2 million and expected positive operating cash flows, the Company does not anticipate a lack of liquidity associated with the ARS will adversely affect the Company’s ability to conduct business, and the Company has the ability to hold the securities throughout the currently estimated recovery period. The Company has determined that the other observable inputs discussed above are consistent with a Level 2 classification in accordance with FAS 157. The Company will continue to evaluate any changes in the market value of the failed ARS that have not been liquidated subsequent to quarter-end. Depending upon future market conditions, the Company may be required to record an other-than-temporary decline in market value at that time.

13.  RESTRUCTURING CHARGES

2008 Restructuring Plan

During the first quarter of fiscal year 2008, the Company commenced the implementation of a 2008 restructuring plan associated primarily with the relocation of support activities, the closure of facilities in Pune, India and Sunnyvale, California, and other employee reductions for the purpose of better integration and alignment of Company functions.  The restructuring activities were recorded in accordance with Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). Accordingly, the Company recorded $1.0 million in restructuring expenses related to costs associated with the termination of 21 employees across multiple geographic regions and functions, primarily related to severance, benefits and related costs.  Furthermore, the Company recorded additional restructuring costs of $0.8 million in connection with facilities and property and equipment that was disposed of or removed from service.  At March 31, 2008, the Company’s restructuring accrual was $1.2 million and included as a component of “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets.

The following tables set forth an analysis of the components of the 2008 restructuring plan and the payments made from December 31, 2007 to March 31, 2008 (in thousands):

	Employee Severance Benefits	Facility Costs	Total
Accrual balance at December 31, 2007	$-	$-	$-
Restructuring charges incurred	1,042,399	762,164	1,804,563
Impairment charges recorded	-	(56,404)	(56,404)
Cash paid	(194,410)	(396,632)	(591,042)
Accrual balance at March 31, 2008	$847,989	$309,128	$1,157,117

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements which relate to future events or our future financial performance.  In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. In addition, forward-looking statements in this document include, but are not limited to, those regarding the dedication of resources to develop new products and services and marketing those products and services to channel partners and customers, the introduction of more service offerings on our platforms as a vehicle to generate additional revenue from our installed base of products; our ability to deliver comprehensive and profitable solutions to our channel partners, the growth opportunity associated with sales through our indirect channel to larger distributed enterprises,  the level of comfort of our channel partners in offering our solutions to their customers, the growth of the Network Security, Secure Content Management and Business Continuity markets, the impact of a failure to achieve greater international sales ,our  ability to maintain and enhance current product lines, develop new products, maintain technological competitiveness and meet the expanding range of customer requirements; the market opportunity for license and service revenue growth;  our ability to deliver comprehensive solutions to channel partners, the positive characteristics of our software license and service revenue model on future revenue growth and the predictability of our revenue stream,; expected growth in license and subscription service revenue; the impact on revenue of the combination of subscription services sold in conjunction with new product offerings; expected competition in the Internet security market and our ability to compete in markets in which we participate; impact of service renewal rates on lowering selling and marketing expense, our ability to achieve increased incremental revenue per transaction through success of our software license and service revenue model, the impact of IT spending on demand for our products and services, the current and likely future impact of share based compensation expense as required by SFAS 123R on reported operating results, anticipated revenue contributions of new products including continuous data protection, email security and SSL-VPN products and related services;the impact of growth in international operations on our exposure to foreign currency fluctuations; the possible impact of uncertainties in the auction rate and asset backed securities markets on the Company’s financial peformance pricing pressures on our solution based offerings; anticipated higher gross margins associated with our license and service offerings; the probability of realization of all deferred tax assets; assessment of future effective tax rates and the continued need for a valuation allowance; the potential for product gross margins to erode based upon changes in product mix, downward pressure on product pricing or upward pressure on production costs, the impact of product mix on product gross profits; our ability to maintain investment in current and future product development and enhancement efforts, the introduction of new products and the broadening of existing product offerings, the rate of change of general and administrative expenses,  the impact of geopolitical and macro-economic conditions on demand for our offerings; the ability of our contract manufacturers to meet our requirements; the belief that existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months; factors potentially impacting operating cash flows in future periods; and expected fluctuations in day sales outstanding. These statements are only predictions, and they are subject to risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth herein under the heading “Risk Factors” and also under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007.  References to “we,” “our,” and “us” refer to SonicWALL, Inc. and its subsidiaries.

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

The Company groups revenue into the following primary product categories of similar products: (1) Unified Threat Management (UTM) including Network Security Appliance (NSA), PRO, and TZ solutions, (2) SSL VPN Secure Remote Access (SSL), (3) Secure Content Management (SCM) including CSM and email security solutions, and (4) Continuous Data Protection (CDP). We generate revenue within these product categories primarily from: (1) the sale of products, (2) software licenses, (3) subscriptions for services such as content filtering, anti-virus protection and intrusion prevention, offsite data backup, email protection, and (4) other services such as extended warranty and service contracts, training, consulting and engineering services.

We currently outsource our hardware manufacturing and assembly to contract manufacturers in the U.S. and Taiwan.  Outsourcing our manufacturing and assembly enables us to reduce fixed overhead and personnel costs and to provide flexibility in meeting market demand.

We design and develop the key components for the majority of our products.  In addition, we generally determine the components that are incorporated in our products and select the appropriate suppliers of these components.  Product testing and burn-in are performed by our contract manufacturers using tests that we typically specify.

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

Key Success Factors of our Business

We believe that there are several key success factors of our business and that we create value in our business by focusing on our execution in these areas.

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

Critical Accounting Policies and Critical Accounting Estimates

  The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  We believe that the judgments, assumptions and estimates upon which we rely are reasonable based upon information available to us at the time that these judgments, assumptions and estimates are made.  However, any differences between these judgments, assumptions and estimates and actual results could have a material impact on our statement of operations and financial condition.  The accounting policies that reflect our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (1) revenue recognition; (2) sales returns and other allowances, allowance for doubtful accounts and warranty reserve; (3) valuation of inventory; (4) accounting for income taxes; (5) valuation of long-lived and intangible assets and goodwill and (6) share-based compensation.  There have been no material changes to any of our critical accounting policies and critical accounting estimates as disclosed in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS

  The following table sets forth certain consolidated financial data for the periods indicated as percentage of total revenue:

	Three Months Ended
	March 31,
	2008	2007
Revenue:
Product	42.9%	50.2%
License and service	57.1%	49.8%
Total revenue	100.0%	100.0%
Cost of revenue:
Product	20.0%	20.4%
License and service	8.7%	7.1%
Amortization of purchased technology	1.4%	0.9%
Total cost of revenue	30.1%	28.4%
Gross profit	69.9%	71.6%
Operating expenses:
Research and development	20.9%	20.0%
Sales and marketing	41.1%	38.4%
General and administrative	9.3%	11.7%
Amortization of purchased intangible assets	0.5%	0.1%
Restructuring charges	3.3%	0.0%
Total operating expenses	75.1%	70.2%
Income (loss) from operations	(5.2%)	1.4%
Interest income and other expense, net	4.7%	6.2%
Income (loss) before income taxes	(0.5%)	7.6%
Provision (benefit) for income taxes	0.2%	(2.6%)
Net income (loss)	(0.3%)	5.0%

For the three month periods ending March 31, 2008, total SFAS 123R share-based compensation cost before taxes as a percent of total revenue was 4.4%.  For the three month period ending March 31, 2008, the SFAS 123R share-based compensation cost was allocated as follows: 0.2% to cost of revenue, 1.5% to research and development, 1.5% to sales and marketing and 1.2% to general and administrative.

For the three ending March 31, 2007, total SFAS 123R share-based compensation cost as a percent of total revenue was 9.0%.  For the three month period ending March 31, 2007, the SFAS 123R share-based compensation cost as a percentage of total revenue, was allocated as follows: 0.3% to cost of revenue, 2.9% to research and development, 3.2% to sales and marketing and 2.6% to general and administrative.

Total revenue

Total revenue by product category (in thousands, except for percentage data)

	Three Months Ended
	March 31,
	2008	2007	% Variance

UTM	$41,690	$35,785	17%
Percentage of total revenue	75%	79%
SSL	5,402	1,953	177%
Percentage of total revenue	10%	4%
SCM	5,811	5,338	9%
Percentage of total revenue	11%	12%
CDP	2,408	2,059	17%
Percentage of total revenue	4%	5%
Total revenue	$55,311	$45,135	23%

The increase in revenue in the UTM product category for the three month period ended March 31, 2008 compared to the corresponding period of 2007 was primarily due to increased sales of our subscription services, offset by a decrease in product revenue. The increase in revenue in the SSL product category for the three month period ended March 31, 2008 compared to the corresponding period of 2007 was primarily due to an increase in product revenue related to the sale of hardware appliance products that were not available in the corresponding period of 2007 and increased sales of our extended service contracts. The increase in revenue in the SCM product category for the three month period ended March 31, 2008 compared to the corresponding period of 2007 was primarily due to increased sales of subscription services, offset somewhat by a decrease in product revenue. The increase in revenue in the CDP product category for the three month period ended March 31, 2008 compared to the corresponding period of 2007 was primarily due to increased sales of CDP appliances and  related subscription services.

Total revenue by geographic area (in thousands, except for percentage data)

	Three Months Ended
	March 31,
	2008	2007	% Variance

Americas	$37,487	$31,774	18%
Percentage of total revenues	68%	70%
EMEA	11,988	8,945	34%
Percentage of total revenues	22%	20%
APAC	5,836	4,416	32%
Percentage of total revenues	10%	10%
Total revenues	$55,311	$45,135

The increase in revenue in the Americas for the three month period ended March 31, 2008 compared to the corresponding period of 2007 was primarily due to increased sales of our comprehensive gateway security and email security subscription services, higher sales of extended service contracts, offset by a slight decrease in product revenue. Revenue in the Americas included sales from regions outside the United States and Canada of $1.5 million and $0.5 million for the three month periods ended March 31, 2008 and 2007, respectively. The increase in revenue in EMEA for the three month period ended March 31, 2008 compared to the corresponding period of 2007 was primarily caused by increased sales of our comprehensive gateway security and email security subscription services, and an increase in product revenue, primarily from the sale of NSA and Aventail products, partially offset by decreases in TZ and PRO product sales due to the transition to the recently released NSA products. The increase in revenue in APAC for the three month period ended March 31, 2008 compared to the corresponding period of 2007 was primarily due to increased sales of our comprehensive gateway security subscription services, and an increase in product revenue, primarily from the sale of NSA and Aventail products.

Product and License and Service revenue (in thousands, except for percentage data)

	Three Months Ended
	March 31,
	2008	2007	% Variance

Product	$23,741	$22,677	5%
Percentage of total revenue	43%	50%
License and service	31,570	22,458	41%
Percentage of total revenue	57%	50%
Total revenue	$55,311	$45,135	23%

Product Revenue

We shipped approximately 49,000 and 48,000 revenue units in the three month periods ended March 31, 2008 and 2007, respectively.  The increase in product revenue for the quarter ended March 31, 2008 compared to the corresponding quarter in 2007 was primarily due to unit sales of recently released high-end E-Class NSA products that were not available in the corresponding period of 2007, unit sales of other recently released NSA products, unit sales of SSL-VPN products that were not available in the corresponding period of 2007, and an increase in units sales of the TZ products, offset by a decline in unit sales of the PRO products due to the transition to the NSA products as well as lower net revenue per unit of our PRO and TZ products.

License and Service Revenue

License and service revenue is derived primarily from (1) licensing of software products, such as our Global Management System, enhancements to our “SonicOS” operating system, node upgrades, email security licenses, and site-to-site back-up licenses, and (2) sales of subscription services such as Content Filtering, Email Security, client Anti-Virus, integrated Gateway Anti-Virus, Anti-Spyware, and Intrusion Prevention, and extended service contracts, and professional services related to training, consulting, and engineering services.  We have experienced significant year over year growth in license and services revenue and expect the market opportunity for our license and subscription service offerings to grow as customer awareness around the dynamic requirements of unified network threat prevention and management becomes more pervasive.  In addition, there is an opportunity to sell subscription service offerings in conjunction with our product offerings in continuous data protection and email security and to our installed base of customers in the form of renewals of existing contracts along with additional services.

In the three month period ended March 31, 2008, revenue from our subscription service offerings increased to $19.5 million from $12.8 million during the corresponding period in 2007.  The increase in subscription services was primarily due to the increase of subscription services sold in conjunction with new hardware appliance sales and an increase in subscription service renewals.  In the three month period ended March 31, 2008, revenue from extended service contracts increased to approximately $8.7 million from $6.8 million during the same period last year.  The increase of support revenue was primarily due to the increase of support services sold in conjunction with new hardware appliance sales and an increase in support service renewals. In the three month period ended March 31, 2008, license revenue increased to $3.4 million from $2.9 million during the same period last year.  The increase of license revenue was due primarily to increased sales of SSL-VPN products, offset by reduced revenue from enhanced operating system upgrades resulting from promotional discounts associated with this product.

Channel Data

SonicWALL products are sold primarily through distributors who then sell our products to authorized resellers who in turn market and sell our products to end-user customers.  Channel sales accounted for 98% of the total revenue in the three month period ended March 31, 2008 compared to 98% for the same period last year.  Alternative Technology, Tech Data, and Ingram Micro, all of whom are technology product distributors, collectively accounted for approximately 48% of our revenue in the three month period ended March 31, 2008, compared to 52% of our total revenue in the same period last year.

Cost of Revenue and Gross Profit

The following table shows the cost of revenue for product and the cost of revenue for license and service (in thousands, except for percentage data):

	Three Months Ended
	March 31,
	2008	2007	% Variance

Product	$11,041	$9,212	20%
License and service	4,822	3,195	51%
Amortization of purchased technology	754	409	84%
Total cost of revenue	$16,617	$12,816	30%

Note — Effect of amortization of purchased technology has been excluded from product and license and service gross profit discussions below.

The following table shows the gross profit for product and the gross profit for license and service (in thousands, except for percentage data):

	Three Months Ended March 31,
	Gross Profit Amount		Gross Profit
	2008	2007	2008	2007

Product	$12,700	$13,465	53%	59%
License and service	26,748	19,263	85%	86%
Amortization of purchased technology	(754)	(409)	n/a	n/a
Total gross profit	$38,694	$32,319	70%	72%

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

In the three month period ended March 31, 2008, cost of product revenue increased by approximately 18% on a per unit basis and the number of units shipped increased by approximately 2% in comparison to the same period last year.  The increase in cost on a per unit basis was primarily the result of significantly higher production costs related to our recently released E-Class NSA products, other products in our NSA family, and SSL-VPN products that were not available in the corresponding period of 2007, partially offset by decreased production cost per unit primarily in the PRO products due to lower component costs and a shift in contract manufacturers.  The NSA and SSL-VPN products have significantly higher production costs compared to our other products while the volume on these products is generally lower compared to our other hardware appliance products.  Gross profit and gross profit percentage from product sales decreased in the three month period ended March 31, 2008 compared to the same period last year primarily due to the combination of increased unit volume and higher average sales prices partially offset by higher production costs per unit.

We expect future product gross profit to erode to the extent that we experience downward pressure on product pricing or upward pressure on production costs.  A change in the mix of product sold could also change product gross profit and gross profit percentage.

Cost of License and Service Revenue and Gross profit

    Cost of license and service revenue includes costs associated with the production and delivery of our license and service offerings, including technical support costs related to our service contracts, royalty costs related to certain subscription offerings, personnel costs related to the delivery of training, consulting, and professional services, and cost of packaging materials and related costs paid to contract manufacturers.  Cost of license and service revenue increased by 51% in the three month period ended March 31, 2008 as compared to the same period last year, as set forth in the table above.  These increases were due primarily to the technical support costs associated with a larger base of license and subscription services customers. In 2007, we started a process to insource a portion of our technical support delivery to centers located in the United States and in India.  The planning and other initial ramp up costs associated with these centers, without a corresponding decrease in costs associated with existing third party service providers, resulted in the decrease of license and services gross profit percentage.

Amortization of Purchased Technology

Amortization of purchased technology represents the amortization of existing technology acquired in our business combinations accounted for using the purchase method.  Purchased technology is being amortized over the estimated useful lives of four to six years.  The increase in amortization for the three month period ended March 31, 2008 as compared to the same period last year is primarily due to the addition of the amortization of purchased technology associated with our acquisition of Aventail, Inc. (“Aventail”) of approximately $289,000.

Future amortization to be included in cost of revenue based on current balance of purchased technology, absent any additional investment, is as follows (in thousands):

Fiscal Year	Cost of Revenue
2008 (second, third,and fourth quarter)	$2,263
2009	3,017
2010	2,374
2011	1,382
2012	1,382
Thereafter	1,234
Total	$11,652

Our gross profit has been and will continue to be affected by a variety of factors, including competition; the mix of products and services; new product introductions and enhancements; fluctuations in manufacturing volumes, the cost of components and manufacturing labor.

Operating Expenses

Research and Development

	Three Months Ended
	March 31,
(In thousands, except percentage data)	2008	2007	% Variance

Expense	$11,544	$9,016	28%
Percentage of total revenue	21%	20%

Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment, and supplies associated with enhancing existing products and developing new products.  For the three month period ended March 31, 2008, the increase in research and development costs in comparison to the same period last year was primarily due to (1) increased salaries and benefits of $1.7 million resulting primarily from increased headcount related to the Aventail acquisition; (2) increased facilities costs allocated to product development of $499,000 resulting primarily from the Aventail acquisition;  (3) higher professional service expenses of $196,000 related to intellectual property matters and immigration related activity; (4) higher prototyping and localization costs associated with the development of new products and technologies of $390,000, and (5) increase in travel related expenses of $102,000, offset by lower share-based compensation expense under SFAS 123R related to employee stock options and rights granted under the ESPP of $353,000.

  We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements.  We plan to maintain our investments in current and future product development and enhancement efforts, and incur expenses associated with these initiatives, such as prototyping expense and non-recurring engineering charges associated with the development of new products and technologies.

Sales and Marketing

	Three Months Ended
	March 31,
(In thousands, except percentage data)	2008	2007	% Variance

Expense	$22,725	$17,319	31%
Percentage of total revenue	41%	38%

Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identity, costs related to customer support, travel, tradeshows, promotional and advertising costs, and related facilities costs.  For the three month period ended March 31, 2008, the increase in sales and marketing expenses compared to the same period last year is primarily due to (1) increased personnel costs, including salaries, commissions, contract labor, and other related employee benefits of approximately $4.7 million associated with the acquisition of Aventail and higher contract service charges; (2) an increase in travel related costs of approximately $448,000; and 3) an increase of approximately $782,000 in expenses associated with our sales and marketing facilities including rent, maintenance costs, telephone, and internet connectivity. These increases in sales and marketing expenses were partially offset by a decrease of $406,000 of share-based compensation expense under SFAS 123R related to employee stock options and rights granted under the ESPP.

General and Administrative

	Three Months Ended
	March 31,
(In thousands, except percentage data)	2008	2007	% Variance

Expense	$5,145	$5,283	-3%
Percentage of total revenue	9%	12%

General and administrative expenses consist primarily of personnel costs, business insurance, corporate governance costs, professional fees, travel expenses, and related facilities costs.  The decrease for the three month period ended March 31, 2008 compared to the same period last year was primarily related to (1) lower share-based compensation expense under SFAS 123R related to employee stock options and rights granted under the employee stock purchase plan of $501,000; (2) a reduction in litigation related expenses of approximately $68,000; offset by an increase in personnel costs of approximately $507,000.

Amortization of Purchased Intangibles

	Three Months Ended
	March 31,
(In thousands, except percentage data)	2008	2007	% Variance

Expense	$293	$55	433%
Percentage of total revenue	1%	0%

Amortization of purchased intangibles included in operating expenses represents the amortization of assets arising from contractual or other legal rights acquired in business combinations and excludes amortization of acquired developed technology which is included in cost of revenue.  Purchased intangible assets are being amortized over their estimated useful lives of three to eight years.  The increase in amortization expense in the three month period ended March 31, 2008 compared to the same period last year is primarily due to the amortization of acquired intangibles from Aventail of approximately $248,000.

Future amortization to be included in operating expense based on the current balance of purchased intangibles absent any additional investment is as follows (in thousands):

Fiscal Year	Operating Expense
2008 (second, third and fourth quarter)	$821
2009	1,095
2010	1,095
2011	1,095
2012	1,008
Thereafter	2,475
Total	$7,589

Restructuring Charges

	Three Months Ended
	March 31,
(In thousands, except percentage data)	2008	2007	% Variance

Expense	$1,805	$-	100%
Percentage of total revenue	3%	0%

During the first quarter of fiscal year 2008, the Company commenced the implementation of a 2008 restructuring plan associated primarily with the relocation of support activities, the closure of facilities in Pune, India and Sunnyvale, California, and other employee reductions for the purpose of better integration and alignment of Company functions.  The restructuring activities were recorded in accordance with Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). Accordingly, the Company recorded $1.0 million in restructuring expenses related to costs associated with the termination of 21 employees across multiple geographic regions and functions, primarily related to severance, benefits and related costs.  Furthermore, the Company recorded additional restructuring costs of $0.8 million in connection with facilities and property and equipment that was disposed of or removed from service.

Interest Income and Other Expense, Net

Interest income and other expense, net consists primarily of interest income on our cash, cash equivalents, and investments, and was $2.6 million and $2.8 million, respectively, for the three month periods ended March 31, 2008 and 2007, respectively.  Fluctuations in the amount of invested cash and short-term interest rates directly influence the interest income we recognize. The decrease for the three month period ended March 31, 2008 was primarily due to the lower overall balance in our investment portfolio.

Provision for Income Taxes

The benefit (provision) for income taxes in the three month periods ended March 31, 2008 and 2007 was $132,000 and ($1.2) million, respectively.  As of March 31, 2008, the Company continued to have a partial valuation allowance against its net deferred tax assets because it was considered more likely than not that the Company’s deferred tax assets would be realized with the exception of certain acquired net operating losses due to the annual “change in ownership” limitation. Valuation allowances have been recorded for this portion of these deferred tax assets as a result of the uncertainties regarding realization of the assets based upon the limitation on the use of the net operation losses in the future.

The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. For the three months ended March 31, 2008, we had an effective income tax rate of 66.7%, compared to 33.7% for the three months ended March 31, 2007.  The effective income tax rate for the period ended March 31, 2008 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense and state income taxes which were offset by non-deductible meals and entertainment costs and research and development tax credits.. The effective income tax rate for the period ended March 31, 2007 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense, state income taxes, non-deductible meals and entertainment costs, research and development tax credits, and the Company's full valuation allowance position against its net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

We ended March 31, 2008 with $147.2 million in cash, cash equivalents, and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, a decrease of $81.8 million as compared to fiscal 2007 year end.  The decrease is primarily caused by the reclassification of $55.3 million of our ARS to long-term investments due to the current illiquidity of the market. A more detailed discussion is included under Item 3 of this Quarterly Report on Form 10-Q under the heading “Financial Market Risk”.

Our primary source of cash is receipts from product, license, and service revenue.  The primary uses of cash are payments for the production of our products, payroll (salaries and related benefits), acquisition related activity, general operating expenses (marketing, travel, office rent), and the repurchase of shares of common stock under our share repurchase program.

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2008 totaled $2.9 million. Cash provided by operating activities was the result of the net income adjusted by non-cash items such as SFAS 123R related share-based compensation expense of $2.5 million, depreciation and amortization expense of $2.2 million, and changes in our operating assets and liabilities of ($1.6) million.  The main drivers of the changes in operating assets and liabilities are as follows:

▪
Accounts receivable decreased due to the timing of collections.  Our DSO in accounts receivable was 41 days at March 31, 2008 compared to 42 days at December 31, 2007.  The decrease in DSO was primarily due to the timing of shipments and billings, combined with an increase in revenue.  Collection of accounts receivable and related DSO will continue to fluctuate in future periods due to the timing and amount of our future shipments and billings, the payment terms that we extend to our customers, and the effectiveness of our collection efforts..

▪	The increase in Inventories is primarily related to the transition to our recently released E-Class NSA and NSA UTM products.

▪	The increase in accounts payable is primarily due to an increase in the level of cost of goods sold and operating expenses and the timing of payments to our vendors.

▪
The decrease in accrued payroll and related benefits was primarily attributed to (1) the payment of bonuses under our 2007 Incentive Compensation Plan and bonuses payments made to former Aventail employees under plans assumed as part of the Aventail acquisition; (2) a decrease of our payroll accrual; (3) payments made under our employee stock purchase plan; (4) scheduled distribution payments under our Deferred Compensation plan; and (5) a decrease in the accrued commission. These reductions were partially offset by an increase in the vacation accrual.

▪
The decrease in other accrued liabilities is primarily due to (1) the final payment of the remaining escrow amount related to the acquisition of Mail Frontier, (2) payments made in connection with our annual partner and employee recognition event, and (3) royalty payments.

▪	Deferred revenue increased due to increased sales of subscription services as well as an increase related to shipments to distributors whereby revenue is recognized on a sell-through bais.

Cash provided by operating activities for the three months ended March 31, 2007 totaled $12.2 million. Cash provided by operating activities was the result of the net income adjusted by non-cash items such as depreciation and amortization expense of $1.1 million, SFAS 123R related share-based compensation expense of $3.7 million, and changes in our operating assets and liabilities of $5.2 million.  The main drivers of the changes in operating assets and liabilities are as follows:

▪
Accounts receivable decreased due to more effective collection efforts during the quarter and the timing of the collections.  Our DSO in accounts receivable was 42 days at March 31, 2007 compared to 45 days at December 31, 2006.  The decrease in DSO at March 31, 2007 was primarily due to our collection efforts, combined with the timing of shipments and billings.  Collection of accounts receivable and related DSO will fluctuate in future periods due to the timing and amount of our future shipments and billings, the payment terms that we extend to our customers and the effectiveness of our collection efforts.

▪
The increase in prepaid expenses and other current assets was primarily due to (1) an increase in our Deferred Compensation asset primarily from participant contributions; and (2) the advanced payments of certain expenses related to business insurance and various subscription and service contracts that are typically renewed at the beginning of the calendar year.

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

Investing Activities

Net cash provided by investing activities for the three month period ended March 31, 2008 was $42.8 million, principally as a result of (1) the purchase of $1.7 million in property and equipment; (2) an increase in restricted cash in escrow of $1.4 million; and (3) the net sale and maturity of $43.1 million of investments.

For the three month period ended March 31, 2007, net cash used in investing activities was $4.9 million, principally as a result of (1) the net purchase of $4.0 million in short-term investments; and (2) the purchase of $1.2 million in property and equipment.

Financing Activities

Net cash used in financing activities for the three month period ended March 31, 2008 was $29.5 million, of which $32.5 million was used to buyback common stock under the Company’s stock repurchase program, partially offset by $3.0 million provided by common stock issuances through option exercises and purchase of shares under the ESPP.

Net cash used in financing activities was $6.9 million for the three month period ended March 31, 2007 consisted of $9.7 million used under our stock repurchase program, partially offset by $2.8 million provided by common stock issuances as a result of option exercises and purchase of shares under the ESPP.

Liquidity and Capital Resource Requirements

We believe our existing cash, cash equivalents, and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months.  However, we could elect to seek additional funding prior to that time.  Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales, marketing, and support operations, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, and pursuit of corporate opportunities.  We cannot assure you that additional equity or debt financing will be available on acceptable terms or at all.  Our sources of liquidity beyond twelve months, in management’s opinion, will be our then current cash balances, funds from operations and whatever long-term credit facilities we can arrange.  We have no other agreements or arrangements with third parties to provide us with sources of liquidity and capital resources beyond twelve months.  We believe that future liquidity and capital resources will not be materially affected in the event we are not able to prevail in litigation for which we have been named a defendant as described in Note 7 to the financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have any debt, long-term obligations or long-term capital commitments. The following summarizes our principal contractual commitments as of March 31, 2008 (in thousands):

		Payments Due by Period
		Less Than	1 to 3	3 to 5
Contractual Obligations	Total	One Year	Years	Years	Thereafter
Operating lease obligations	$13,374	$3,007	$4,985	$3,915	$1,467
Non-Cancelable Purchase obligations	$10,495	$10,495	-	-

We outsource our manufacturing function to third party contract manufacturers, and as of March 31, 2008 we had purchase obligations totaling $17 million. Of this amount, $8.9 million cannot be cancelled. We are contingently liable for any inventory owned by a contract manufacturer that becomes excess and obsolete. As of March 31, 2008, $100,000 had been accrued for excess and obsolete inventory. In addition, in the normal course of business we had $1.6 million in other non-cancelable purchase commitments.

Recent Accounting Pronouncements

The information contained in Note 11 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q is hereby incorporated by reference into this Part I, Item 2.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rates risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investment portfolio.  In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities,” we classified our investments as available-for-sale.  Consequently, investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.  As of March 31, 2008, our cash, cash equivalents and investment portfolio included money-markets securities, ARS, ABS, corporate bonds, municipal bonds, and commercial paper which are subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates change prior to maturity.

As stated in our investment policy, we are adverse to principal loss and further the goal of preservation of our invested funds by limiting default and market risk.  We mitigate default risk by investing in only investment-grade instruments.  We do not use derivative financial instruments in our investment portfolio.

At March 31, 2008, included within our investment portfolio are $55.3 million of investments in auction rate securities. Refer to Note 12, “Fair Value of Financial Instruments” in Part 1 Item 1 and information under the heading “Financial Market Risk” in Part 1 Item 3, respectively, of this report for additional information.

The majority of our investment portfolio maturing in more than one year is tradable in 7 to 28 days.  Due to this and the short duration of the balance of our investment portfolio, we believe an immediate 10% change in interest rates would be immaterial to our financial condition or results of operations.

The following table presents the amounts of our investments that are subject to market risk by range of expected maturity and weighted average interest rates as of March 31, 2008, the ARS of $55.3 million are included in the “more than one year” category:

	Maturing in
	Less Than	More Than
	One Year	One Year	Total
	(In thousands, except percentage data)
Investments	$41,678	$111,319	$152,997
Weighted average interest rate	4.21%	6.12%

Foreign currency risk

We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars.  For the three month period ended March 31, 2008, we earned approximately 35% of our revenue from international markets. We may, in the future, denominate these transactions in various local currencies. Because our sales are currently denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency.  A weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies.  As our base of international operations expands, a greater percentage of our employee base will be paid in local currency. This expansion increases our exposure to emerging market currencies, which can have extreme currency volatility.  As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets in which we do business.  We have minimal cash balances denominated in foreign currencies.  We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.

As our business model changes to include greater international participation, our exposure to foreign currency risk increases. We will continue to monitor our exposure to such risks. We cannot, however, assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

Financial Market Risk

Included within our investment portfolio at March 31, 2008 were ARS that we purchased for $55.3 million whose underlying assets are primarily student loans which are substantially backed by the federal government.  These ARS are currently rated AAA, the highest rating, by a rating agency. Beginning in February 2008, auctions for certain of thses securities failed due to insufficient bids from buyers.  While we now earn a premium interest rate on these ARS, we will not be able to access these funds until future auctions for these ARS are successful, or until we sell the securities in a secondary market which currently is not active.  Although there have been recent instances of redemptions at par by municipalities through refinance of new debt, we believe certain of these investments currently lack short term liquidity and were therefore reclassified as non-current on our March 31, 2008 balance sheet.  We will continue to evaluate any changes in the market for failed ARS that have not been liquidated. Depending upon future market conditions, we may be required to record an other-than-temporary decline in market value. In such an event, the Company’s financial condition, cash flow and reported earnings could be negatively affected.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Chief Accounting Officer (CAO), has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on the evaluation, our CEO, CFO and CAO have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our CEO, CFO and CAO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three month periods ended March 31, 2008, there have not been any changes in our  internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth in the section entitled “Legal proceedings” in Note 8 of Part I, Item 1 of this Form 10-Q is hereby incorporated by reference.

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Information Related to Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A of SonicWALL’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 10, 2008.  There have been no material changes from the risk factors previously disclosed in SonicWALL’s Annual Report on Form 10-K, except as follows:

We are exposed to various risks associated with the credit and capital markets.

Included within our investment portfolio at March 31, 2008, were auction rate securities that we purchased for $55.3 million. Beginning in February 2008, auctions for certain of these securities failed due to insufficient bids from buyers.  While we now earn a premium interest rate on these auction rate securities, we will not be able to access these funds until future auctions for these auction rate securities are successful or until we sell the securities in a secondary market which currently is not active. We believe certain of these investments currently lack short term liquidity and were therefore reclassified as non-current on our March 31, 2008 balance sheet.  If these auctions continue to fail and the credit ratings of these investments deteriorate, the fair value of these auction rate securities may decline.  If uncertainties in the credit and capital markets continue or if the Company experiences any rating downgrades on any investments in its portfolio, we may be required to record an other-than-temporary decline in market value. In either event, our financial condition, cash flow and reported earnings could be negatively affected.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities (in thousands, except per-share amounts)

On July 24, 2007, the Company’s Board of Directors approved a follow-on program, for the repurchase of the Company’s common stock.  The authorization under the follow-on share repurchase program is $100.0 million plus approximately $19.6 million remaining under the share repurchase program originally authorized by the Company’s Board of Directors in November, 2004.  The term of the program is for one year from the date of approval.  As of March 31, 2008, the remaining authorized amount for stock repurchase is $47 million.

	(in thousands, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2008 to January 31, 2008	914	$9.18	914	$71,015
February 1, 2008 to February 29, 2008	1,444	$8.42	1,444	$58,862
March 1, 2008 to March 31, 2008	1,428	$8.40	1,428	$46,862
Total	3,786		3,786

The aggregate purchase price of the common stock repurchased was $32.5 million and $9.7 million, respectively, for the three month periods ended March 31, 2008 and 2007, respectively.  As of March 31, 2008, the Company had repurchased and retired 19.9 million shares of our common stock at an average price of $7.68 per share for an aggregate purchase price of $153.1 million under the share repurchase program originally authorized by the Company’s Board of Directors in November, 2004.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California.

SONICWALL, INC.

By:                                       /s/ Robert D. Selvi
Robert D. Selvi
Chief Financial Officer

Dated: May 9, 2008

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