Form 10-Q
period 2008-06-30
SONICWALL INC
filed 2008-08-06
CIK 1093885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2008

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
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at July 31, 2008
Common Stock, no par value	53,335,706 Shares

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SONICWALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007 (1)
	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$39,602	$33,324
Short-term investments	66,577	195,647
Accounts receivable, net	23,850	26,255
Inventories	7,549	6,057
Deferred tax assets	11,113	11,107
Prepaid expenses and other current assets	14,544	9,447
Total current assets	163,235	281,837

Property and equipment, net	9,909	9,357
Goodwill	138,753	138,753
Long-term investments	55,325	-
Deferred tax assets, non-current	16,367	16,367
Purchased intangibles and other assets, net	19,378	26,321
Total assets	$402,967	$472,635

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$12,500	$10,875
Accrued payroll and related benefits	15,699	20,388
Other accrued liabilities	9,553	7,355
Deferred revenue	89,713	88,818
Total current liabilities	127,465	127,436

Deferred revenue, non-current	16,040	12,419
Other accrued liabilities, non-current	-	5,076
Total liabilities	143,505	144,931

Shareholders' Equity:
Common stock, no par value	387,370	446,431
Accumulated other comprehensive loss, net	(2,642)	(2,284)
Accumulated deficit	(125,266)	(116,443)
Total shareholders' equity	259,462	327,704
Total liabilities and shareholders' equity	$402,967	$472,635

(1)	Amounts as of December 31, 2007 have been derived from the audited financial statements as of the same date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
	(Unaudited)
Revenue:
Product	$23,810	$23,575	$47,550	$46,252
License and service	31,989	23,489	63,560	45,947
Total revenue	55,799	47,064	111,110	92,199
Cost of revenue:
Product	10,811	9,353	21,852	18,565
License and service	5,441	3,790	10,264	6,983
Amortization of purchased technology	754	409	1,508	818
Total cost of revenue	17,006	13,552	33,624	26,366
Gross profit	38,793	33,512	77,486	65,833
Operating expenses:
Research and development	11,414	9,077	22,957	18,093
Sales and marketing	21,756	17,205	44,482	34,524
General and administrative	5,032	4,750	10,177	10,035
Amortization of purchased intangible assets	274	55	567	110
Restructuring charges (reversals)	(35)	-	1,770	-
Total operating expenses	38,441	31,087	79,953	62,762
Income (loss) from operations	352	2,425	(2,467)	3,071
Interest income and other expense, net	1,585	3,053	4,206	5,871
Income before income taxes	1,937	5,478	1,739	8,942
Provision for income taxes	(1,012)	(1,864)	(880)	(3,030)
Net income	$925	$3,614	$859	$5,912
Net income per share:
Basic	$0.02	$0.06	$0.01	$0.09
Diluted	$0.02	$0.05	$0.01	$0.09
Shares used in computing net income per share:
Basic	56,356	64,777	58,672	65,055
Diluted	58,605	67,258	61,129	67,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$859	$5,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,335	2,144
Share-based compensation expense related to employee stock options and ESPP	5,281	7,127
Excess tax benefits from share-based compensation	(789)	-
Change in allowance for doubtful accounts and others	(112)	(55)
Changes in operating assets and liabilities:
Accounts receivable	2,522	4,567
Inventories	(1,492)	742
Prepaid expenses and other current assets	(1,408)	(2,664)
Other assets	(208)	71
Accounts payable	1,625	2,081
Accrued payroll and related benefits	(4,689)	(574)
Other accrued liabilities	(2,089)	2,448
Deferred revenue	4,516	7,646
Net cash provided by operating activities	8,351	29,445
Cash flows from investing activities:
Purchase of property and equipment	(2,818)	(3,264)
Change in restricted cash in escrow	1,382	372
Maturity and sale of investments	132,673	190,158
Purchase of investments	(59,286)	(180,157)
Net cash provided by investing activities	71,951	7,109
Cash flows from financing activities:
Issuance of common stock under employee stock options and purchase plans	3,833	4,135
Repurchase of common stock	(78,646)	(9,712)
Excess tax benefits from share-based compensation	789	-
Net cash used in financing activities	(74,024)	(5,577)
Net increase in cash and cash equivalents	6,278	30,977
Cash and cash equivalents at beginning of period	33,324	25,927
Cash and cash equivalents at end of period	$39,602	$56,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except for share data)

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Accumulated	Shareholders'
Six Months Ended June 30, 2007	Shares	Amount	Loss	Deficit	Equity

Balance at December 31, 2006	65,385,629	$453,409	$(1,197)	$(134,144)	$318,068
Cumulative effect of adoption of FIN 48				(89)
Adjusted balance at December 31, 2006	65,385,629	453,409	(1,197)	(134,233)	317,979
Issuance of common stock upon exercise of
stock options	444,968	2,682			2,682
Issuance of common stock in connection with
the Employee Stock Purchase Plan (ESPP)	206,362	1,453			1,453
Share-based compensation		7,127			7,127
Repurchase of common stock	(1,140,000)	(7,905)		(1,807)	(9,712)
Comprehensive income:
Change in unrealized loss on investment
securities			(509)		(509)
Net income				5,912	5,912
Total comprehensive income					5,403
Balance at June 30, 2007	64,896,959	$456,766	$(1,706)	$(130,128)	$324,932

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Accumulated	Shareholders'
Six Months Ended June 30, 2008	Shares	Amount	Loss	Deficit	Equity

Balance at December 31, 2007	62,477,590	$446,431	$(2,284)	$(116,443)	$327,704
Issuance of common stock upon exercise of
stock options	376,800	2,498			2,498
Issuance of common stock in connection with ESPP	180,014	1,335			1,335
Share-based compensation		5,281			5,281
Repurchase of common stock	(9,617,170)	(68,964)		(9,682)	(78,646)
Income tax benefit from share-based compensation		789			789
Comprehensive income:
Change in unrealized loss on investment
securities			(358)		(358)
Net income				859	859
Total comprehensive income					501
Balance at June 30, 2008	53,417,234	$387,370	$(2,642)	$(125,266)	$259,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

 SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements prepared by SonicWALL, Inc. (the “Company”), are unaudited and reflect all adjustments which are normal, recurring and, in the opinion of management, necessary for a fair statement of the financial position and the results of operations of the Company for the interim periods presented.  The condensed consolidated statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.  The information included in this report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007, as set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2008.

2.  CONSOLIDATION

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the Company and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated.

3.  CRITICAL ACCOUNTING POLICIES

There have been no material changes to any of the Company’s critical accounting policies and critical accounting estimates as disclosed in its annual report on Form 10-K for the year ended December 31, 2007.

4.  GOODWILL AND PURCHASED INTANGIBLES

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and certain intangible assets with an indefinite useful life be reviewed for impairment on an annual basis.  In addition, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.  The Company periodically evaluates if there are any events or indicators that would require an impairment assessment of the carrying value of the goodwill between each annual impairment assessment.  For the three and six month periods ended June 30, 2008, no indicators of goodwill impairment were identified.  The Company has elected to perform its annual impairment analysis during the fourth quarter of each year.

Intangible assets as of June 30, 2008 and December 31, 2007 consist of the following (in thousands):

		June 30, 2008			December 31, 2007
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Purchased technology	70 months	$43,211	$(32,313)	$10,898	$43,211	$(30,805)	$12,406
Non-compete agreements	36 months	7,249	(7,249)	-	7,249	(7,230)	19
Customer base	77 months	26,690	(19,375)	7,315	26,690	(18,827)	7,863
Other	16 months	500	(500)	-	500	(500)	-
Total intangibles	69 months	$77,650	$(59,437)	$18,213	$77,650	$(57,362)	$20,288

All of the Company’s intangible assets excluding goodwill are subject to amortization. Estimated future amortization expense to be included in cost of revenue and operating expense is as follows (in thousands):

 SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

Fiscal Year	Amortization Amount to Cost of Revenue	Amortization Amount to Operating Expense
2008 (third and fourth quarter)	$1,508	$548
2009	3,017	1,095
2010	2,374	1,095
2011	1,382	1,095
2012	1,382	1,007
Thereafter	1,235	2,475
Total	$10,898	$7,315

5.  NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income	$925	$3,614	$859	$5,912
Denominator:
Weighted average shares used to compute basic EPS	56,356	64,777	58,672	65,055
Effect of dilutive securities:
Dilutive common stock equivalents	2,249	2,481	2,457	2,480
Weighted average shares used to compute diluted EPS	58,605	67,258	61,129	67,535
Net income per share:
Basic	$0.02	$0.06	$0.01	$0.09
Diluted	$0.02	$0.05	$0.01	$0.09

For the six month period ended June 30, 2008, potentially dilutive securities of approximately 6.2 million shares consisting of options with a weighted average exercise price of $9.73, have not been considered in the computation of net income per share as these options’ exercise prices were greater than the average market price of common shares for the period.

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

7.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company’s corporate headquarters and executive offices are located in approximately 86,000 square feet of office space in Sunnyvale, California under a lease that expires in September 2009. The lease provides for one five-year renewal option. The Company also leases 32,000 square feet of office space in Tempe, Arizona and 20,000 square feet of office space in Seattle, Washington.  The Tempe lease term is for 7.5 years and expires in August 2015.  The base rent for this lease escalates annually at 3%. The Seattle lease expires in February 2012.

 SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

In February 2008, the Company entered into an agreement to lease approximately 36,000 square feet of office space in Bangalore, India to carry out certain research and development and technical support activities.  The lease term is for a period of five years commencing on March 2008 and requires a lock in period of 4 years. The base rent for this lease escalates annually at 5%.

Additional sales and support offices are leased worldwide under leases that expire at various dates ranging from 2008 to 2015.

Future annual minimum lease payments under all non-cancelable operating leases with an initial or remaining term in excess of one year as of June 30, 2008 were as follows (in thousands):

Year Ending December 31,
2008 (third and fourth quarter)	$1,492
2009	2,817
2010	2,242
2011	2,280
2012	1,691
Thereafter	1,829
Total	$12,351

Purchase Commitments

The Company outsources its manufacturing function to third party contract manufacturers, and at June 30, 2008, it had purchase obligations totaling $7.6 million.  Of this amount, $5.3 million cannot be canceled and is payable within one year.  The Company is contingently liable for any inventory owned by a contract manufacturer that becomes excess and obsolete.  As of June 30, 2008, $141,000 had been accrued for excess and obsolete inventory held by our contract manufacturers.  In addition, as of June 30, 2008, in the normal course of business, the Company had $1.7 million in non-cancelable purchase commitments.

Product Warranties

The Company’s standard warranty period for its products is one to two years and includes repair or replacement obligations for units with product defects.  The Company’s software products carry a 90-day warranty and include technical assistance, insignificant bug fixes and feature updates. The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates.  If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required.  The Company concluded that no adjustment to pre-existing warranty accruals were necessary in the six month periods ended June 30, 2008 and 2007.  A reconciliation of the changes to the Company’s warranty accrual as of June 30, 2008 and 2007 is as follows (in thousands):

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
Beginning balance	$741	$811
Accruals for warranties issued	48	320
Settlements made during the period	(347)	(407)
Ending balance	$442	$724

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

 SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

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

Legal Proceedings

On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000.  Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s.  All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin.  On April 19, 2002, plaintiffs filed an amended complaint.  The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings.  On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards.  On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice.  On February 19, 2003, the Court denied the motion to dismiss the Company’s claims.  A tentative agreement has been reached with plaintiffs’ counsel and the insurers for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims.  Papers formalizing the settlement among the plaintiffs, issuer defendants, including SonicWALL, and insurers were presented to the Court on September 14, 2004.  The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court.  On July 14, 2004, underwriter defendants filed with the Court a memorandum in opposition to plaintiffs’ motion for preliminary approval of the settlement with defendant issuers and individuals.  Plaintiffs and issuers subsequently filed papers with the Court in further support of the settlement and addressing issues raised in the underwriter’s opposition.  On February 15, 2005, the Court granted preliminary approval of the settlement, subject to the parties fulfilling certain conditions.  To address the concerns raised by the Court, the parties submitted revised settlement documents that contained a more limited “bar order” that would not preclude claims by the underwriters for indemnification for an issuer pursuant to the IPO underwriting agreement.  On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement.  In December 2006, the Second Circuit Court of Appeals reversed the class certification decision of the District Court in six (6) focus cases.  The Second Circuit Court of Appeals also denied rehearing.  In June 2007, the District Court signed a stipulation terminating the settlement approval process.  Counsel for plaintiffs are seeking certification of a narrower class and counsel for underwriters and plaintiffs are briefing the issue of whether the appeals court ruling that the original class should not have been certified applies to non-focus cases, and whether the ruling re-started the statute of limitations running on class claims in those actions.  In December 2007, plaintiffs filed an opposition to motions to dismiss of the focus case issuers and underwriters.  The focus case issuers and underwriters in turn submitted briefs in opposition to plaintiffs’ motion for class certification.  In March 2008, plaintiffs filed a reply in support of their motion for class certification in the focus cases. Expert discovery on the class certification issue is ongoing and the Court has not set a hearing date for argument. If the litigation against the Company continues, the Company believes it has a meritorious defense and intends to defend the case vigorously.  No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency.  As a result, no loss has been accrued in the Company’s financial statements as of June 30, 2008.

 SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

On March 13, 2006, eSoft, Inc. (“eSoft”) filed a complaint captioned eSoft, Inc. v. SonicWALL, Inc., No. 06-CV-00445, in the United States District Court for the District of Colorado.  The Complaint alleged that the Company has willfully infringed, actively induced the infringement of and/or knowingly contributorily infringed U.S. Patent No. 6,961,773 (the “773 Patent”) and sought  (1) a judgment that the Company has willfully infringed, actively induced the infringement and/or knowingly contributorily infringed the patent, (2) the award of an unspecified amount of trebled damages, together with expenses, costs and attorneys’ fees and (3) permanent injunctive relief restraining and enjoining the Company from infringing the patent. At essentially the same time, eSoft filed complaints against five (5) other defendants alleging infringement of the 773 Patent.  In response to a motion to re-examine filed with the patent office by defendants in two of the other cases, the Company filed a motion to stay proceedings pending the results of the re-examination process.  eSoft joined in that motion and on February 12, 2007, the Court granted our motion for stay.  The length of time that the stay will remain in effect is uncertain.  As a result, no loss has been accrued in the Company’s financial statements as of June 30, 2008.

Additionally, the Company is, from time to time, a party to routine litigation incident to its business.  The Company believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial statements taken as a whole or its results of operations, financial position, and cash flows.

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

As of June 30, 2008, the Company continued to have a partial valuation allowance against its net deferred tax assets. The Company believes that its deferred tax assets will more likely than not be realized with the exception of certain acquired net operating losses. Valuation allowances have been recorded for this portion of the deferred tax assets as a result of the uncertainties regarding realization of the assets based upon the limitation on the use of the net operation losses in the future.  For the three and six month periods ended June 30, 2008, the Company’s income before income taxes was earned in domestic and foreign jurisdictions.

The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. For the six months ended June 30, 2008, the effective income tax rate was 50.6%, compared to 33.9% for the six months ended June 30, 2007.  The effective income tax rate for the period ended June 30, 2008 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense and state income taxes which were offset by state research and development tax credits. The effective income tax rate for the period ended June 30, 2007 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense, state income taxes, non-deductible meals and entertainment costs, offset by federal and state research and development tax credits, and the Company's full valuation allowance position against its net deferred tax assets.

9.  SHAREHOLDERS’ EQUITY

1999 Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (ESPP) is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount.  Each offering period is for one year and consists of two six-month purchase periods.  The purchase price for shares of common stock under the ESPP is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or the last day of each purchase period. At June 30, 2008, 1,508,264 shares were available for future issuance under the ESPP.

 SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

Stock Option Plans

Stock Option Plan Descriptions

As of June 30, 2008, the Company had two stock incentive plans (together the “Stock Option Plans”): the 2008 Equity Incentive Plan (the “2008 Plan”) and the 2008 Inducement Equity Incentive Plan (the “2008 Inducement Plan”). Upon approval by our shareholders on June 10, 2008, the 2008 Plan replaced the 1998 Stock Option Plan (the “1998 Plan”) and no further awards were made under the 1998 Plan. In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations and the other factors disclosed by the Company in its filings under the Securities Exchange Act of 1934, as amended. The Company’s primary stock incentive plans are summarized as follows:

2008 Plan

The 2008 Plan permits the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, and performance shares to employees, consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. As adopted on June 10, 2008, the maximum number of shares issuable over the term of the 2008 Plan is 800,000 shares. Stock options granted under the 2008 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than seven years from the grant date. Stock options granted under the 2008 Plan will generally become exercisable for 25% of the option shares one year from the date of grant and then ratably over the following 36 months. Subject to the annual per-person limit, shares granted under the 2008 Plan, including applicable vesting schedules, shall be granted as determined by the Board of Directors, or any of its committees administering the 2008 Plan, in its sole discretion. Shares subject to stock options or similar awards granted under the 1998 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1998 Plan that are forfeited to or repurchased by the Company, with an maximum number of shares equal to five million (5,000,000) shares, shall be added to the 2008 Plan.

2008 Inducement Plan

The 2008 Inducement Plan permits the granting of stock options, restricted stock, restricted stock units, and stock appreciation rights to new employees of the Company, its subsidiaries and affiliates, as material inducements to accept an offer of employment. As adopted on June 10, 2008, the maximum number of shares issuable over the term of the 2008 Inducement Plan is 500,000 shares. Nonqualified stock options granted under the 2008 Inducement Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than seven years from the grant date.  The stock options awarded under the 2008 Inducement Plan will generally become exercisable as to 25% of the option shares, one year after the date of grant and then ratably over the following 36 months. The Board of Directors or other committees administering the plan, have the discretion to use a different vesting schedule.

1998 Plan

The 1998 Plan expired on June 10, 2008 upon shareholder approval of the 2008 Plan, and the Company can no longer make equity awards under the 1998 Plan. As amended on August 24, 1999 and October 12, 2000, the maximum number of shares issuable over the term of the 1998 Plan was 38.9 million shares. Incentive stock options granted under the 1998 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than ten years from the grant date. Nonqualified stock options are granted at a price that is not to be less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors or other committees administering the plan, and expire no later than ten years from the date of grant.  The stock options generally become exercisable for 25% of the option shares one year from the date of grant, and then ratably over the following 36 months. The Board of Directors or other committees administering the plan had the discretion to use a different vesting schedule and did so from time to time.

 SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

The following table summarizes the Company’s first and second quarter option activity under the Stock Option Plans:

		Options Outstanding
	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2007	1,298,078	17,193,153	$7.30
Authorized	2,499,104
Granted	(1,695,323)	1,695,323	$8.21
Exercised	-	(242,367)	$7.07
Canceled	487,458	(551,615)	$8.22
Balance at March 31, 2008	2,589,317	18,094,494	$7.36
Authorized	1,300,000
Granted	(2,977,114)	2,977,114	$7.85
Exercised	-	(134,433)	$5.84
Canceled	424,869	(647,297)	$8.52
Balance at June 30, 2008	1,337,072	20,289,878	$7.41

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2008:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value

$ 0.30 – $ 0.45	394	7.1	$0.30	$2,423	131	$0.30	$806
$ 0.94 – $ 1.41	15,556	1.8	1.40	78,573	10,644	1.39	53,816
$ 1.42 – $ 2.13	3,094	1.3	1.42	15,563	3,094	1.42	15,563
$ 2.87 – $ 4.31	2,917,170	4.7	3.44	8,794,867	2,917,170	3.44	8,794,867
$ 4.93 – $ 7.40	3,616,769	5.9	5.89	2,362,168	3,070,123	5.87	2,061,774
$ 7.47 – $11.21	13,470,285	8.3	8.26	-	4,693,384	8.22	-
$11.26 – $16.89	43,610	2.4	13.77	-	43,610	13.77	-
$17.03 – $25.55	103,000	3.1	17.94	-	103,000	17.94	-
$29.75 – $44.63	20,000	1.9	29.75	-	20,000	29.75	-
$45.56 – $68.34	100,000	2.0	45.56	-	100,000	45.56	-

Total	20,289,878	7.3	$7.41	$11,253,594	10,961,156	$6.77	$10,926,826

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $6.45 as of June 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.  The total number of in-the-money options exercisable as of June 30, 2008 was approximately 5.3 million.

 SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

Valuation and Expense Information under SFAS 123R

SFAS 123R requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases plan.  The Company estimates the fair value of stock options using a Black-Scholes option-pricing model to determine the fair value of share-based awards under SFAS 123R.  The Black-Scholes option-pricing model incorporates various and highly subjective assumptions including expected volatility, expected term and interest rates.  The impact on the Company’s results of operations of recording share-based compensation by function was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of sales	$136	$126	$251	$258
Research and development	885	1,192	1,713	2,517
Sales and marketing	1,008	1,206	1,845	2,611
General and administrative	792	991	1,472	2,170
Share-based compensation expense	$2,821	$3,515	$5,281	$7,556

The weighted average fair value per share of options granted, the intrinsic value of options exercised and total fair value of the shares vested are as follow (in thousands except for weighted average fair value per share of options granted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average fair value per share of options granted	$2.60	$2.63	$2.69	$2.84
Total intrinsic value of options exercised	$183	$493	$546	$1,069
Total fair value of shares vested	$2,611	$3,553	$5,095	$7,046
Cash received from employees upon exercise
of stock options and ESPP	$786	$1,316	$3,833	$4,135

The weighted average remaining contractual term for options exercisable at June 30, 2008 was 6.1 years.  The Company issues new shares of common stock upon exercise of stock options.  The total compensation cost (gross) related to non-vested awards not yet recognized at June 30, 2008 was $25.0 million, and the weighted-average period over which this amount is expected to be recognized is 3.14 years.

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

The assumptions used to estimate the fair value of stock options granted under the Company’s Option Plans and stock purchase rights granted under the ESPP are as follows:

	Option Plans		ESPP
	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected volatility	41% - 45%	39% - 41%	43%	34%
Risk-free interest rate	2% - 3%	4.9% - 5.1%	2.79%	5.07%
Expected term (in years)	3.48 years	2.92 years	0.58 year	1 year
Dividend yield	0%	0%	0%	0%

Stock Repurchase Program

During the six month period ended June 30, 2008, the Company repurchased a total of 9.6 million shares at an aggregate purchase price of $78.6 million. As of June 30, 2008, the remaining authorized amount for stock repurchase is $0.8 million, which was fully consumed as of July 1, 2008.

 SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

10.  EMPLOYEE BENEFITS

Pension Plan

The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees.  The Company’s contribution to this plan is discretionary.  The Company provides for a discretionary matching contribution amount which is currently 50% of the employee contribution up to a maximum of $2,000 annually for each participant.  All such employer contributions vest immediately.  The Company has expensed approximately $129,000 and $102,000 during the three month periods ended June 30, 2008 and 2007, respectively. The Company has expensed approximately $539,000 and $420,000 during the six month periods ended June 30, 2008 and 2007, respectively.

Deferred Compensation Plan

SonicWALL has a deferred compensation plan (DCP) to provide specified benefits to, and help retain, a select group of management and highly compensated employees and directors (Participants) who contribute materially to the Company’s continued growth, development, and future business success.  Under the DCP, Participants may defer up to 80% of their salary and up to 100% of their annual bonus and commission.  Each Participant’s deferral account is credited with an amount equal to the net investment return of one or more equity or bond funds selected by the Participant.  Amounts in a Participant’s deferral account represent an unsecured claim against the Company’s assets and are paid, pursuant to the Participant’s election, in a lump-sum or in quarterly installments at a specified date during the participant’s employment or upon the Participant’s termination of employment with the Company.  The Company pays for the insurance coverage provided under this plan, but does not make any contributions to this plan.  At June 30, 2008, the trust assets and the corresponding deferred compensation liability were $4.4 million and $4.6 million, respectively, and are included in other current assets and other current liabilities, respectively.

11.  NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  The Company has adopted SFAS 157 to account for its financial assets and liabilities for the fiscal year beginning January 1, 2008. The Company is required to adopt SFAS 157 to account for its nonfinancial assets and liabilities for the fiscal year beginning January 1, 2009. The Company is in the process of evaluating this standard and has not yet determined the impact that the adoption of SFAS 157 related to nonfinancial assets and liabilities will have on its consolidated financial position, results of operations and cash flows.

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2008, were as follows (in thousands):

 SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	6/30/2008	(Level 1)	(Level 2)	(Level 3)

Auction Rate Securities	$55,325	$-	$55,325	$-
Asset Backed Securities	44,831	-	44,831	-
Other Available-for-sale Securities	21,746	21,746	-	-
Total assets measured at fair value	$121,902	$21,746	$100,156	$-

We have included our investments related to auction rate securities (ARS) and asset backed securities (ABS) in the Level 2 category, as there are significant observable inputs associated with these items as discussed below. Our ARS are floating rate securities with longer-term maturities which are marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The credit ratings for all of our ARS are AAA. The underlying collateral of the ARS consist primarily of student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP). Beginning in February, auctions for the ARS began to fail due to insufficient bids from buyers. We may not be able to access these funds until future auctions for these ARS are successful, or until we sell the securities in a secondary market which currently is very volatile and has experienced discount rates of up to 25%. Although there have been recent instances of redemptions at par by municipalities through refinance of new debt and the federal government is considering incentive plans to spur the refinancing activities, the Company continues to believe that certain of these investments currently lack short-term liquidity and should be classified as noncurrent on the June 30, 2008 balance sheet. As of June 30, 2008, all of the ABS were rated AAA/Aaa and the underlying assets are all prime mortgages.  None of these investments are subprime mortgages or have a collateralized debt obligation exposure.  Substantially all of the Company’s fixed income securities are rated investment grade or better.

Brokerage statements received from the two investment firms that hold our ARS included their estimated market value as of June 30, 2008. One investment firm valued our ARS at par and the other one valued our ARS at approximately 93% of par utilizing an in-house level 3 pricing model. Although there is uncertainty with regard to the short-term liquidity of these securities, the Company continues to believe that the par value represents the fair value of these investments because of the overall quality of the underlying investments and the anticipated future market for such investments. In addition, the Company has the intent and ability to hold these securities until the earlier of: the market for auction rate securities stabilizes, the issuer refinances the underlying security, or the maturity of the underlying securities. The Company received the valuation calculated by the investment firm, however, the Company does not believe it represents fair value and accordingly, the Company has not recorded an additional unrealized loss for these adjustments. The Company made this decision based on the inherent flaws of such valuation models, the fact that the Company was able to liquidate $25.5 million of its ARS portfolio at par value during the period subsequent to February 8, 2008, the date when ARS auctions began to fail, and the other factors outlined above. Based on the cash and short-term investments balance of $106.2 million and expected positive operating cash flows, the Company does not anticipate a lack of liquidity associated with the ARS will adversely affect the Company’s ability to conduct business, and the Company has the ability to hold the securities throughout the currently estimated recovery period. In the event that we needed to liquidate the remainder of our investments in ARS while the short-term liquidity of these securities remained uncertain, we may not be able to do so without a loss of principal. The Company has determined that the other observable inputs discussed above are consistent with a Level 2 classification in accordance with FAS 157. The Company will continue to evaluate any changes in the market value of the failed ARS that have not been liquidated subsequent to quarter-end. Depending upon future market conditions, the Company may be required to record an other-than-temporary decline in market value at that time.

 SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

13.  RESTRUCTURING CHARGES

2008 Restructuring Plan

During the first quarter of fiscal year 2008, the Company commenced the implementation of a 2008 restructuring plan associated primarily with the relocation of support activities, the closure of facilities in Pune, India and Sunnyvale, California, and other employee reductions for the purpose of better integration and alignment of Company functions.  The restructuring activities were recorded in accordance with Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). Accordingly, the Company recorded $1.0 million in restructuring expenses related to costs associated with the termination of 21 employees across multiple geographic regions and functions, primarily related to severance, benefits and related costs.  Furthermore, the Company recorded additional restructuring costs of $0.8 million in connection with facilities and property and equipment that was disposed of or removed from service.  At June 30, 2008, the Company’s restructuring accrual was $0.5 million and included as a component of “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets.

The following tables set forth an analysis of the components of the 2008 restructuring plan and the payments made from December 31, 2007 to June 30, 2008 (in thousands):

	Employee Severance Benefits	Facility Costs	Total
Accrual balance at December 31, 2007	$-	$-	$-
Restructuring charges incurred	1,042	762	1,804
Impairment charges recorded	-	(56)	(56)
Adjustment	(35)	-	(35)
Cash paid	(605)	(586)	(1,191)
Accrual balance at June 30, 2008	$402	$120	$522

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements which relate to future events or our future financial performance.  In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. In addition, forward-looking statements in this document include, but are not limited to, those regarding the dedication of resources to develop new products and services and marketing those products and services to channel partners and customers, the introduction of more service offerings on our platforms as a vehicle to generate additional revenue from our installed base of products; our ability to deliver comprehensive and profitable solutions to our channel partners, the growth opportunity associated with sales through our indirect channel to larger distributed enterprises,  the level of comfort of our channel partners in offering our solutions to their customers, the growth of the Network Security, Secure Content Management and Business Continuity markets, the impact of a failure to achieve greater international sales ,our  ability to maintain and enhance current product lines, develop new products, maintain technological competitiveness and meet the expanding range of customer requirements; the market opportunity for license and service revenue growth;  our ability to deliver comprehensive solutions to channel partners, the positive characteristics of our software license and service revenue model on future revenue growth and the predictability of our revenue stream,; expected growth in license and subscription service revenue; the impact on revenue of the combination of subscription services sold in conjunction with new product offerings; expected competition in the Internet security market and our ability to compete in markets in which we participate; impact of service renewal rates on lowering selling and marketing expense, our ability to achieve increased incremental revenue per transaction through success of our software license and service revenue model, the impact of IT spending on demand for our products and services, the current and likely future impact of share based compensation expense as required by SFAS 123R on reported operating results, anticipated revenue contributions of new products including continuous data protection, email security and SSL-VPN products and related services; the impact of growth in international operations on our exposure to foreign currency fluctuations; the possible impact of uncertainties in the auction rate and asset backed securities markets on the Company’s financial performance, our ability to access funds held as auction rate securities in our investment portfolio pricing pressures on our solution based offerings; anticipated higher gross margins associated with our license and service offerings; the probability of realization of all deferred tax assets; assessment of future effective tax rates and the continued need for a partial tax valuation allowance; the potential for product gross margins to erode based upon changes in product mix, downward pressure on product pricing or upward pressure on production costs, the impact of product mix on product gross profits; our ability to maintain investment in current and future product development and enhancement efforts, the introduction of new products and the broadening of existing product offerings, planned investments and expenses in current and future product development, production costs and sales volume comparisons between the NSA and SSL-VPN products and other hardware appliances; the rate of change of general and administrative expenses,  the impact of geopolitical and macro-economic conditions on demand for our offerings; the ability of our contract manufacturers to meet our requirements; the belief that existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months; factors potentially impacting operating cash flows in future periods; and expected fluctuations in day sales outstanding. These statements are only predictions, and they are subject to risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth herein under the heading “Risk Factors” and also under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007.  References to “we,” “our,” and “us” refer to SonicWALL, Inc. and its subsidiaries.

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

The Company groups revenue into the following primary product categories of similar products:

(1)
Unified Threat Management (UTM) including Network Security Appliance (NSA), PRO, and TZ products; subscription services such as Comprehensive Gateway Security Suite (CGSS), integrated Gateway Anti-Virus, and Intrusion Prevention; software licenses such as our enhanced “SonicOS” operating system, node upgrades, and other services such as extended warranty and service contracts, training, consulting and engineering services.

(2)
SSL VPN Secure Remote Access (SSL) including SSL-VPN appliances, add-on software licenses and other services such as extended warranty and service contracts, training, consulting and engineering services.

(3)
Secure Content Management (SCM) including CSM and email security appliances, subscription services such as internet filtering and email protection term and perpetual licenses, and other services such as extended warranty and service contracts, training, consulting and engineering services.

(4)
Continuous Data Protection (CDP) including the CDP appliances, off-site data backup subscription services, site-to-site back-up licenses, and other services such as extended warranty and service contracts, training, consulting and engineering services.

We generate revenue within these product categories primarily from: (1) the sale of products, (2) software licensing, (3) the sale of subscriptions for services, and (4) the sale of other services.

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

We sell our solutions primarily through distributors and value-added resellers, who in turn sell our products to end-users.  Some of our resellers are carriers or service providers who provide solutions to the end-user customers as managed services. Channel sales accounted for 99% of the total revenue in the three and six month periods ended June 30, 2008 and 2007, respectively.  Alternative Technology, Tech Data, and Ingram Micro, all of whom are technology product distributors, collectively accounted for approximately 49% and 48% of our revenue in the three and six month periods ended June 30, 2008, respectively, compared to 51% of our total revenue in the same periods last year.

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

Market Acceptance

We began offering integrated security appliances in 1997, and since that time we have shipped about 1.3 million revenue units.  When measured by units shipped, we are typically among the top three suppliers in the markets in which we compete.  Our experience in serving a broad market and our installed base of customers provides us with opportunities to sell our new network security, content security, and business continuity solutions as they become available.  The market acceptance of our current solutions provides our current and prospective channel partners with an increased level of comfort when deciding to offer our new solutions to their customers.

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

Growth in Enterprises

We believe that sales through our indirect channel to larger end-customers represent a growth opportunity for the Company.  Our percentage of revenues from such customers does not represent the same degree of penetration of that segment as we have achieved with small to medium sized businesses.  We believe that a significant opportunity exists to grow our revenue by increasing our penetration rate with this segment by leveraging the company’s technological and channel strengths.

If we fail to establish competitive products and services for this segment, or fail to develop the correct channel partners and resources, the percentage of our revenue derived from larger end-customers will not increase, and may, in fact, decrease.

License and Services Revenue

We believe that the software license and services component of our revenue has several characteristics that are positive for our business as a whole: our license and services revenue is associated with a higher gross profit than our product revenue; the subscription services component of license and services revenue is recognized ratably over the services period, and thus provides, in the aggregate, a more predictable revenue stream than product or license revenue, which are generally recognized at the time of the sale; to the extent that we are able to effect renewals, we have the opportunity to lower our selling and marketing expenses as a percentage of revenue attributable to that segment. We have increased the rate at which we have been able to sell our services to both our installed base and in conjunction with new product sales.  As a result, we have been able to increase the average value of an end user customer transaction.  We expect the percentage of our total revenue from software licenses and services to continue to grow.  However, should we not achieve reasonable rates of selling services to our installed base or as part of new solution sales, or realize lower subscription service renewal rates, we risk having our revenue concentrated in more unpredictable product and license sales.

Macro-Economic Factors Affecting IT Spending

We believe that our products and services are subject to the macro-economic factors that affect much of the information technology (“IT”) market.  Growing IT budgets and an increased funding for projects to provide security, mobility, data protection, and productivity could drive product upgrade cycles and/or create demand for new applications of our solutions.  Contractions in IT spending can affect our revenue by causing projects incorporating our products and services to be delayed and/or canceled.  We believe that demand for our solutions correlate with increases or decreases in global IT spending and we believe that current economic uncertainties may have an adverse impact on IT spending in the markets in which we do business.

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

RESULTS OF OPERATIONS

The following table sets forth certain consolidated financial data for the periods indicated as percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Product	42.7%	50.1%	42.8%	50.2%
License and service	57.3%	49.9%	57.2%	49.8%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	19.4%	19.9%	19.7%	20.1%
License and service	9.8%	8.1%	9.2%	7.6%
Amortization of purchased technology	1.4%	0.9%	1.4%	0.9%
Total cost of revenue	30.6%	28.9%	30.3%	28.6%
Gross profit	69.4%	71.1%	69.7%	71.4%
Operating expenses:
Research and development	20.5%	19.3%	20.7%	19.6%
Sales and marketing	39.0%	36.6%	40.0%	37.4%
General and administrative	9.0%	10.1%	9.2%	10.9%
Amortization of purchased intangible assets	0.5%	0.1%	0.5%	0.1%
Restructuring charges (reversals)	(0.1%)	0.0%	1.6%	0.0%
Total operating expenses	68.9%	66.1%	72.0%	68.0%
Income (loss) from operations	0.5%	5.0%	(2.3%)	3.4%
Interest income and other expense, net	2.8%	6.5%	3.8%	6.4%
Income before income taxes	3.3%	11.5%	1.5%	9.8%
Provision for income taxes	(1.8%)	(4.0%)	(0.8%)	(3.3%)
Net income	1.5%	7.5%	0.7%	6.5%

The following table shows SFAS 123R share-based compensation cost before taxes as a percent of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of revenue	0.2%	0.3%	0.2%	0.3%
Research and development	1.6%	2.5%	1.5%	2.7%
Sales and marketing	1.8%	2.6%	1.7%	2.8%
General and administrative	1.4%	2.1%	1.3%	2.4%
Share-based compensation expense	5.0%	7.5%	4.7%	8.2%

Total revenue

Total revenue by product category (in thousands, except for percentage data)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	% Variance	2008	2007	% Variance

UTM	$41,762	$37,044	13%	$83,452	$72,829	15%
Percentage of total revenues	75%	79%		75%	79%
SSL	4,977	1,587	214%	10,379	3,540	193%
Percentage of total revenues	9%	3%		9%	4%
SCM	5,894	5,655	4%	11,706	10,993	6%
Percentage of total revenues	11%	12%		11%	12%
CDP	3,166	2,778	14%	5,573	4,837	15%
Percentage of total revenues	5%	6%		5%	5%
Total revenues	$55,799	$47,064	19%	$111,110	$92,199	21%

The increase in revenue in the UTM product category for the three month period ended June 30, 2008 compared to the corresponding period of 2007 was primarily due to increased sales of our subscription services, offset by a slight decrease in product revenue. The increase in revenue in the SSL product category for the three month period ended June 30, 2008 compared to the corresponding period of 2007 was primarily due to an increase in product revenue related to the sale of hardware appliance products that were not available in the corresponding period of 2007 and increased sales of our extended service contracts. The increase in revenue in the SCM product category for the three month period ended June 30, 2008 compared to the corresponding period of 2007 was primarily due to increased sales of subscription services, offset by a slight decrease in product revenue. The increase in revenue in the CDP product category for the three month period ended June 30, 2008 compared to the corresponding period of 2007 was primarily due to increased sales of CDP appliances and higher sales of extended service contracts.

The increase in revenue in the UTM product category for the six month period ended June 30, 2008 compared to the corresponding period of 2007 was primarily due to increased sales of our subscription services, offset by a slight decrease in product revenue. The increase in revenue in the SSL product category for the six month period ended June 30, 2008 compared to the corresponding period of 2007 was primarily due to an increase in product revenue related to the sale of hardware appliance products that were not available in the corresponding period of 2007 and an increase in sales of our extended service contracts. The increase in revenue in the SCM product category for the six month period ended June 30, 2008 compared to the corresponding period of 2007 was primarily due to increased sales of subscription services, offset by a decrease in product revenue. The increase in revenue in the CDP product category for the six month period ended June 30, 2008 compared to the corresponding period of 2007 was primarily due to increased sales of CDP appliances and higher sales of extended service contracts.

Total revenue by geographic area (in thousands, except for percentage data)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	% Variance	2008	2007	% Variance

Americas	$37,974	$32,460	17%	$75,461	$64,233	17%
Percentage of total revenues	68%	69%		68%	70%
EMEA	11,768	9,948	18%	23,756	18,894	26%
Percentage of total revenues	21%	21%		21%	20%
APAC	6,057	4,656	30%	11,893	9,072	31%
Percentage of total revenues	11%	10%		11%	10%
Total revenues	$55,799	$47,064	19%	$111,110	$92,199	21%

The increase in revenue in the Americas for the three month period ended June 30, 2008 compared to the corresponding period of 2007 was primarily due to (1) increased revenue from UTM solutions primarily driven by increased sales of CGSS subscription services and extended service contracts, (2) increased revenue from SSL solutions attributable to the sale of products and support agreements that were not available in the corresponding period of 2007, offset by lower revenue in the CDP product category due to reduced appliance sales.  Revenue in the Americas included sales from regions outside the United States of $1.6 million and $0.9 million for the three month periods ended June 30, 2008 and 2007, respectively.  The increase in revenue in EMEA for the three month period ended June 30, 2008 compared to the corresponding period of 2007 was primarily due to (1) increased revenue in the CDP product category as the result of increased appliance sales, (2) increased revenue from SSL products attributable to the sales of products and support agreements that were not available in the corresponding period of 2007, and (3) increased revenue from our UTM solutions as the result of increased sales of CGSS subscription services and extended service contracts, offset by a decrease in TZ appliance sales. The increase in revenue in APAC for the three month period ended June 30, 2008 compared to the corresponding period of 2007 was primarily due to (1) increased revenue from UTM solutions mainly driven by increased sales of CGSS subscription services, increased sales of NSA/ PRO products, offset by a decrease in TZ appliance sales, (2) increased sales of SSL solutions attributable to the sale of products and support agreements that were not available in the corresponding period of 2007.

The increase in revenue in the Americas for the six month period ended June 30, 2008 compared to the corresponding period of 2007 was primarily due to (1) increased sales of UTM solutions driven by increased sales of CGSS subscription services and extended service contracts, offset by a decrease in TZ appliance sales, (2) increased sales of SSL solutions attributable to the sales of products and support agreements that were not available in the corresponding period of 2007, and (3) increased sales of SCM solutions due to an increase in email security subscription sales. Revenue in the Americas included sales from regions outside the United States of $3.2 million and $1.7 million for the six month periods ended June 30, 2008 and 2007, respectively. The increase in revenue in EMEA for the six month period ended June 30, 2008 compared to the corresponding period of 2007 was primarily due to (1) increased sales of SSL solutions attributable to the sale of products and support agreements that were not available in the corresponding period of 2007, (2) increased revenue from our UTM solutions caused primarily by an increase in sales of CGSS subscription services, extended service contracts and NSA and PRO products, offset by a decrease in TZ product sales, and (3) increased net revenue in CDP hardware sales.  The increase in revenue in APAC for the six month period ended June 30, 2008 compared to the corresponding period of 2007 was primarily due to (1) increased revenue from our UTM solutions driven by increased sales of CGSS subscription services and NSA and PRO products, offset by lower net revenue from TZ products, (2) increased sales of SSL solutions attributable to the sale of products and support agreements that were not available in the corresponding period of 2007.

Product and License and Service revenue (in thousands, except for percentage data)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	% Variance	2008	2007	% Variance

Product	$23,810	$23,575	1%	$47,550	$46,252	3%
Percentage of total revenue	43%	50%		43%	50%
License and service	31,989	23,489	36%	63,560	45,947	38%
Percentage of total revenue	57%	50%		57%	50%
Total revenue	$55,799	$47,064	19%	$111,110	$92,199	21%

Product Revenue

We shipped approximately 46,000 and 49,000 revenue units in the three month periods ended June 30, 2008 and 2007, respectively, and 95,000 and 97,000 revenue units, respectively, in the six month periods ended June 30, 2008 and 2007. The increase in product revenue for the quarter ended June 30, 2008 compared to the corresponding quarter in 2007 was primarily due to increased sales of SSL solutions offset by a decrease in the sales of UTM and SCM appliances.

The increase in product revenue for the six month period ended June 30, 2008 compared to the corresponding period in 2007 was primarily due to increased sales of SSL appliances, offset by a decrease in the sales of UTM and SCM appliances.

License and Service Revenue

The increase in license and service revenue for the quarter ended June 30, 2008 compared to the corresponding quarter in 2007 was primarily due to an increase in the UTM and SSL product categories. The UTM product category increased because of significantly higher sales of our CGSS subscription services. The SSL category increased due to increased sales of extended services contracts offered in conjunction with SSL-VPN appliance sales.

The increase in license and service revenue for the six month period ended June 30, 2008 compared to the corresponding period in 2007 was primarily due to an increase in the UTM, SSL, and SCM product categories. The UTM category increased because of higher sales of our CGSS subscription services. The SSL category increased due to higher sales of extended services contracts offered in conjunction with SSL-VPN appliance sales and an increase in software licensing.  SCM sales increased because of an increase in sales of email security subscription services.

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

Cost of Revenue and Gross Profit

The following table shows the cost of revenue for product and the cost of revenue for license and service (in thousands, except for percentage data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	% Variance	2008	2007	% Variance

Product	$10,811	$9,353	16%	$21,852	$18,565	18%
License and service	5,441	3,790	44%	10,264	6,983	47%
Amortization of purchased technology	754	409	84%	1,508	818	84%
Total cost of revenue	$17,006	$13,552	25%	$33,624	$26,366	28%

Note — Effect of amortization of purchased technology has been excluded from product and license and service gross profit discussions below.

The following table shows the gross profit for product and the gross profit for license and service (in thousands, except for percentage data):

	Three Months Ended June 30,				Six Months Ended June 30,
	Gross Profit Amount		Gross Profit		Gross Profit Amount		Gross Profit
	2008	2007	2008	2007	2008	2007	2008	2007

Product	$12,999	$14,222	55%	60%	$25,698	$27,687	54%	60%
License and service	26,548	19,699	83%	84%	53,296	38,964	84%	85%
Amortization of purchased technology	(754)	(409)	n/a	n/a	(1,508)	(818)	n/a	n/a
Total gross profit	$38,793	$33,512	70%	71%	$77,486	$65,833	70%	71%

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

In the three and six month periods ended June 30, 2008, cost of product revenue increased by approximately 22% and 20%, respectively, on a per unit basis, and the number of units shipped decreased by approximately 5% and 2%, respectively, in comparison to the same periods last year.  The increase in cost on a per unit basis was primarily the result of significantly higher production costs related to our recently released E-Class NSA products, other products in our NSA family, and SSL-VPN products that were not available in the corresponding period of 2007, partially offset by decreased production cost per unit primarily in the TZ products due to lower component costs and a shift in contract manufacturers.  The E-Class NSA and SSL-VPN products have significantly higher production costs compared to our other products while the volume on these products is generally lower compared to our other hardware appliance products.

Gross profit and gross profit percentage from product sales decreased in the three and six month periods ended June 30, 2008 compared to the same periods last year primarily due to the combination of a decrease in unit volume and higher production costs per unit, offset by higher net revenue per unit.

We expect future product gross profit to erode to the extent that we experience downward pressure on product pricing or upward pressure on production costs.  A change in the mix of product sold could also change product gross profit and gross profit percentage.

Cost of License and Service Revenue and Gross profit

Cost of license and service revenue includes costs associated with the production and delivery of our license and service offerings, including technical support costs related to our service contracts, royalty costs related to certain subscription offerings, personnel costs related to the delivery of training, consulting, and professional services, and cost of packaging materials and related costs paid to contract manufacturers.  Cost of license and service revenue increased by 44% and 47%, respectively, in the three month and six month periods ended June 30, 2008 as compared to the same periods last year, as set forth in the table above.  These increases were due primarily to the technical support costs associated with a larger base of license and subscription services customers.  In 2007, we started a process to “`in-source” a portion of our technical support delivery to centers located in the United States and India.  The planning and other initial ramp up costs associated with these centers, without a corresponding decrease in costs associated with existing third party service providers, resulted in a decrease of the license and services gross profit percentage.

Amortization of Purchased Technology

Amortization of purchased technology represents the amortization of existing technology acquired in our business combinations accounted for using the purchase method.  Purchased technology is being amortized over the estimated useful lives of four to six years.  The increase in amortization for the three and six month periods ended June 30, 2008 as compared to the same periods last year is primarily due to the addition of the amortization of purchased technology associated with our acquisition of Aventail, Inc. (“Aventail”).

Future amortization to be included in cost of revenue based on current balance of purchased technology, absent any additional investment, is as follows (in thousands):

Fiscal Year	Cost of Revenue
2008 (third and fourth quarter)	$1,508
2009	3,017
2010	2,374
2011	1,382
2012	1,382
Thereafter	1,235
Total	$10,898

Our gross profit has been and will continue to be affected by a variety of factors, including competition; the mix of products and services; new product introductions and enhancements; fluctuations in manufacturing volumes, the cost of components and manufacturing labor.

Operating Expenses

Research and Development

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except percentage data)	2008	2007	% Variance	2008	2007	% Variance

Expense	$11,414	$9,077	26%	$22,957	$18,093	27%
Percentage of total revenue	20%	19%		21%	20%

Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment, and supplies associated with enhancing existing products and developing new products.

For the three month period ended June 30, 2008, the increase in research and development costs in comparison to the same period last year was primarily due to (1) increased salaries and benefits of $1.6 million resulting primarily from increased headcount related to the Aventail acquisition; (2) increased facilities costs of $681,000 allocated to product development resulting primarily from the Aventail acquisition;  (3) higher prototyping and localization costs of $109,000 associated with the development of new products and technologies, and (4) increased travel related expenses of $112,000, offset by lower share-based compensation expense under SFAS 123R related to employee stock options and rights granted under the Employee Stock Purchase Program (“ESPP”) of $249,000.

For the six month period ended June 30, 2008, the increase in research and development costs in comparison to the same period last year was primarily due to (1) increased salaries and benefits of $3.3 million resulting primarily from increased headcount related to the Aventail acquisition; (2) increased facilities costs allocated to product development of $1.2 million resulting primarily from the Aventail acquisition;  (3) higher professional service expenses of $105,000 related to intellectual property matters and immigration related activity; (4) higher prototyping and localization costs associated with the development of new products and technologies of $499,000, and (5) increased travel related expenses of $214,000, offset by lower share-based compensation expense under SFAS 123R related to employee stock options and rights granted under the ESPP of $603,000.

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

Sales and Marketing

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except percentage data)	2008	2007	% Variance	2008	2007	% Variance

Expense	$21,756	$17,205	26%	$44,482	$34,524	29%
Percentage of total revenue	39%	37%		40%	37%

Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identity, costs related to customer support, travel, tradeshows, promotional and advertising costs, and related facilities costs.

For the three month period ended June 30, 2008, the increase in sales and marketing expenses compared to the same period last year is primarily due to (1) increased personnel costs, including salaries, commissions, contract labor, and other related employee benefits of approximately $3.8 million associated with the acquisition of Aventail and higher contract service charges; (2) increased travel related costs of approximately $380,000; and (3) increased expenses associated with our sales and marketing facilities including rent, maintenance costs, telephone, and internet connectivity of approximately $711,000. These increases in sales and marketing expenses were partially offset by (1) decreased promotional and advertising costs of approximately $203,000; and (2) decreased share-based compensation expense under SFAS 123R related to employee stock options and rights granted under the ESPP of $198,000.

For the six month period ended June 30, 2008, the increase in sales and marketing expenses compared to the same period last year is primarily due to (1) increased personnel costs, including salaries, commissions, contract labor, and other related employee benefits of approximately $7.7 million associated with the acquisition of Aventail and higher contract service charges; (2) increased travel related costs of approximately $829,000; (3) increased promotional and advertising costs of approximately $551,000; and (4) increased expenses associated with our sales and marketing facilities including rent, maintenance costs, telephone, and internet connectivity of approximately $1.5 million. These increases in sales and marketing expenses were partially offset by decreased share-based compensation expense under SFAS 123R related to employee stock options and rights granted under the ESPP of $765,000.

General and Administrative

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except percentage data)	2008	2007	% Variance	2008	2007	% Variance

Expense	$5,032	$4,750	6%	$10,177	$10,035	1%
Percentage of total revenue	9%	10%		9%	11%

General and administrative expenses consist primarily of personnel costs, business insurance, corporate governance costs, professional fees, travel expenses, and related facilities costs.

The increase for the three month period ended June 30, 2008 compared to the same period last year was primarily related to (1) an increase in personnel costs of approximately $175,000; and (2) an increase of $335,000 in professional accounting fees in conjunction with tax related matters. These increases in general and administrative expenses were partially offset by (1) lower share-based compensation expense under SFAS 123R related to employee stock options and rights granted under the ESPP of $199,000; and (2) a reduction in litigation related expenses of approximately $62,000.

The slight increase for the six month period ended June 30, 2008 compared to the same period last year was primarily related to (1) an increase in personnel costs of approximately $682,000; and (2) an increase of $343,000 in professional accounting fees in conjunction with tax related matters.  These increases in general and administrative expenses were partially offset by (1) lower share-based compensation expense under SFAS 123R related to employee stock options and rights granted under the ESPP of $700,000; and (2) a reduction in litigation related expenses of approximately $130,000.

Amortization of Purchased Intangibles
	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except percentage data)	2008	2007	% Variance	2008	2007	% Variance

Expense	$274	$55	398%	$567	$110	415%
Percentage of total revenue	0%	0%		1%	0%

Amortization of purchased intangibles included in operating expenses represents the amortization of assets arising from contractual or other legal rights acquired in business combinations and excludes amortization of acquired developed technology which is included in cost of revenue.  Purchased intangible assets are being amortized over their estimated useful lives of three to eight years.  The increase in amortization expense in the three and six month periods ended June 30, 2008 compared to the same periods last year is primarily due to the amortization of acquired intangibles from Aventail of approximately $247,500 and $495,000, respectively.

Future amortization to be included in operating expense based on the current balance of purchased intangibles absent any additional investment is as follows (in thousands):

Fiscal Year	Operating Expense
2008 (third and fourth quarter)	$547
2009	1,095
2010	1,095
2011	1,095
2012	1,008
Thereafter	2,475
Total	$7,315

Restructuring Charges

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except percentage data)	2008	2007	% Variance	2008	2007	% Variance

Expense	$(35)	$-	100%	$1,770	$-	100%
Percentage of total revenue	0%	0%		2%	0%

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

Interest Income and Other Expense, Net

Interest income and other expense, net consists primarily of interest income on our cash, cash equivalents, and investments, and was $1.6 million and $3.1 million, respectively, for the three month periods ended June 30, 2008 and 2007 and $4.2 million and $5.9 million for the six month periods ended June 30, 2008 and 2007, respectively .  Fluctuations in the amount of invested cash and short-term interest rates directly influence the interest income we recognize. The decrease for the three and six month periods ended June 30, 2008 was caused by a combination of a significantly lower overall balance in our investment portfolio due to our share repurchase program and lower investment yields.

Provision for Income Taxes

The provision for income taxes in the three month periods ended June 30, 2008 and 2007 was $1.0 million and $1.9 million, respectively, and $0.9 million and $3.0 million for the six month periods ended June 30, 2008 and 2007, respectively.  As of June 30, 2008, the Company continued to have a partial valuation allowance against its net deferred tax assets. The Company believes that its deferred tax assets will more likely than not be realized with the exception of certain acquired net operating losses. Valuation allowances have been recorded for this portion of the deferred tax assets as a result of the uncertainties regarding realization of the assets based upon the limitation on the use of the net operation losses in the future.

The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. For the six months ended June 30, 2008, the effective income tax rate was 50.6%, compared to 33.9% for the six months ended June 30, 2007.  The effective income tax rate for the period ended June 30, 2008 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense and state income taxes which were offset by state research and development tax credits. The effective income tax rate for the period ended June 30, 2007 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense, state income taxes, non-deductible meals and entertainment costs, offset by federal and state research and development tax credits, and the Company's full valuation allowance position against its net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

We ended June 30, 2008 with $106.2 million in cash, cash equivalents, and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, a decrease of $122.3 million as compared to fiscal 2007 year end.  The decrease is primarily caused by (1) the repurchase of 9.6 million shares at an aggregate purchase price of $78.6 million; and (2) the reclassification of $55.3 million of our ARS to long-term investments due to the current illiquidity of the market. A more detailed discussion of the ARS is included under Item 3 of this Quarterly Report on Form 10-Q under the heading “Financial Market Risk”.

Our primary source of cash is receipts from product, license, and service revenue.  The primary uses of cash are payments for the production of our products, payroll (salaries and related benefits), acquisition related activities, general operating expenses (marketing, travel, office rent), and the repurchase of shares of common stock under our share repurchase program.

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2008 totaled $8.4 million. Cash provided by operating activities was the result of the net income adjusted by non-cash items such as SFAS 123R related share-based compensation expense and excess tax benefits of $4.5 million, depreciation and amortization expense of $4.3 million, and changes in our operating assets and liabilities of ($1.2) million.  The main drivers of the changes in operating assets and liabilities are as follows:

▪
Accounts receivable decreased due to the timing of collections.  Our DSO in accounts receivable was 38 days at June 30, 2008 compared to 42 days at December 31, 2007.  The decrease in DSO was primarily due to the timing of shipments and billings, combined with customers taking advantage of early payment discounts.  Collection of accounts receivable and related DSO will continue to fluctuate in future periods due to the timing and amount of our future shipments and billings, the payment terms that we extend to our customers, and the effectiveness of our collection efforts.

▪	The increase in Inventories was primarily related to the expansion of our product line with the release of E-Class NSA and NSA UTM products.

▪
The increase in prepaid expenses and other current assets was primarily due to (1) the prepayments of certain expenses related to business insurance and various subscription and service contracts that are typically renewed at the beginning of the calendar year; (2) an increase in deferred compensation assets due to participant contributions; and (3) outstanding receivables from stock options exercise activities near quarter end.

▪	The increase in accounts payable was primarily due to an increase in the level of cost of goods sold and operating expenses and the timing of payments to our vendors.

▪
The decrease in accrued payroll and related benefits was primarily attributed to (1) the payment of bonuses under our 2007 Incentive Compensation Plan and bonuses payments made to former Aventail employees under plans assumed as part of the Aventail acquisition; and (3) a decrease in the accrued commission. These reductions were partially offset by an increase in the vacation accrual and deferred compensation liabilities.

▪
The decrease in other accrued liabilities is primarily due to (1) the final payment of the remaining escrow amount related to the acquisition of Mail Frontier, (2) payments made in connection with our annual partner and employee recognition events, and (3) payments made under our 2008 restructuring plan, offset by an increase in taxes payable.

▪	Deferred revenue increased due to increased sales of subscription services as well as an increase related to shipments to distributors whereby revenue is recognized on a sell-through basis.

Cash provided by operating activities for the six months ended June 30, 2007 totaled $29.4 million. Cash provided by operating activities was the result of the net income adjusted by non-cash items such as depreciation and amortization expense of $2.1 million, SFAS 123R related share-based compensation expense of $7.1 million, and changes in our operating assets and liabilities of $14.3 million.  The main drivers of the changes in operating assets and liabilities are as follows:

▪
Accounts receivable decreased due to more effective collection efforts during the period and the timing of the collections.  Our DSO in accounts receivable was 36 days at June 30, 2007 compared to 45 days at December 31, 2006.  The decrease in DSO at June 30, 2007 was primarily due to our collection efforts, combined with the timing of shipments and billings.

▪
The increase in prepaid expenses and other current assets was primarily due to (1) deferred cost of goods sold associated with products shipped on deferred revenue arrangements; (2) an increase in our Deferred Compensation asset primarily from participant contributions; (3) the upfront payments of certain expenses related to the acquisition of Aventail; and (4) the prepayments of certain expenses related to business insurance and various subscription and service contracts that are typically renewed at the beginning of the calendar year.

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

Investing Activities

Net cash provided by investing activities for the six month period ended June 30, 2008 was $71.9 million, principally as a result of (1) the net sale and maturity of $73.3 million of investments, (2) change in restricted cash in escrow of $1.4 million, and (3) the purchase of $2.8 million in property and equipment.

For the six month period ended June 30, 2007, net cash provided by investing activities was $7.1 million, principally as a result of (1) the net sale and maturity of $10.0 million of investments; (2) an increase in restricted cash in escrow of $0.4 million; and (3) the purchase of $3.3 million in property and equipment.

Financing Activities

Net cash used in financing activities for the six month period ended June 30, 2008 was $74.0 million, of which $78.6 million was used to buyback common stock under the Company’s stock repurchase program, partially offset by (1) $3.8 million provided by common stock issuances through option exercises and purchase of shares under the ESPP, and (2) $0.8 million of excess tax benefits from share-based compensation.

Net cash used in financing activities was $5.6 million for the six month period ended June 30, 2007 consisted of $9.7 million used under our stock repurchase program, partially offset by $4.1 million provided by common stock issuances as a result of option exercises and purchase of shares under the ESPP.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

We do not have any debt, long-term obligations or long-term capital commitments. The following summarizes our principal contractual commitments as of June 30, 2008 (in thousands):

		Payments Due by Period
		Less Than	1 to 3	3 to 5
Contractual Obligations	Total	One Year	Years	Years	Thereafter
Operating lease obligations	$12,351	$2,999	$4,680	$3,365	$1,307
Non-Cancelable Purchase obligations	$7,066	$7,066	-	-

We outsource our manufacturing function to third party contract manufacturers, and as of June 30, 2008 we had purchase obligations totaling $7.6 million. Of this amount, $5.3 million cannot be cancelled and is payable within one year. We are contingently liable for any inventory owned by a contract manufacturer that becomes excess and obsolete. As of June 30, 2008, $141,000 had been accrued for excess and obsolete inventory. In addition, in the normal course of business we had $1.7 million in other non-cancelable purchase commitments.

Recent Accounting Pronouncements

The information contained in Note 11 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q is hereby incorporated by reference into this Part I, Item 2.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investment portfolio.  In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities,” we classified our investments as available-for-sale.  Consequently, investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.  As of June 30, 2008, our cash, cash equivalents and investment portfolio included money-markets securities, ARS, ABS, corporate bonds, municipal bonds, and commercial paper. A hypothetical 100 basis point change in the floating interest rates applicable to the June 30, 2008 balance would result in a change in annual interest income of approximately $1.6 million.

As stated in our investment policy, we are adverse to principal loss and further the goal of preservation of our invested funds by limiting default and market risk.  We mitigate default risk by investing in only investment-grade instruments.  We do not use derivative financial instruments in our investment portfolio.

At June 30, 2008, included within our investment portfolio are $55.3 million of investments in auction rate securities. Refer to Note 12, “Fair Value of Financial Instruments” in Part 1 Item 1 and information under the heading “Financial Market Risk” in Part 1 Item 3, respectively, of this report for additional information.

Foreign Currency Risk

We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars.  For the six month period ended June 30, 2008, we earned approximately 35% of our revenue from international markets. We may, in the future, denominate these transactions in various local currencies. Because our sales are currently denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency.  A weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies.  As our base of international operations expands, a greater percentage of our employee base will be paid in local currency. This expansion increases our exposure to emerging market currencies, which can have extreme currency volatility.  As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets in which we do business.  We have minimal cash balances denominated in foreign currencies.  We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.

As our business model changes to include greater international participation, our exposure to foreign currency risk increases. We will continue to monitor our exposure to such risks. We cannot, however, assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

Financial Market Risk

Included within our investment portfolio at June 30, 2008 were Auction Rate Securities (ARS) that we purchased for $55.3 million whose underlying assets are primarily student loans which are substantially backed by the federal government.  These ARS are currently rated AAA, the highest rating, by a rating agency.  Beginning in February 2008, auctions for certain of these securities failed due to insufficient bids from buyers.  We may not be able to access these funds until future auctions for these ARS are successful, or until we sell the securities in a secondary market which currently is very volatile and has experienced discount rates of up to 25% for similar investments.  Although there have been recent instances of redemptions at par by municipalities through refinance of new debt along with speculation that the federal government will provide incentive plans to spur the refinancing activities, these investments currently lack short term liquidity and were therefore reclassified as non-current on our June 30, 2008 balance sheet.  We will continue to evaluate any changes in the market for ARS.  Depending upon future market conditions, we may be required to record an other-than-temporary decline in market value.  In such an event, the Company’s financial condition, cash flow and reported earnings could be negatively affected.

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

Changes in Internal Control over Financial Reporting

During the six month periods ended June 30, 2008, there have not been any changes in our  internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth in the section entitled “Legal proceedings” in Note 7 of Part I, Item 1 of this Form 10-Q is hereby incorporated by reference.

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

Included within our investment portfolio at June 30, 2008, were auction rate securities that we purchased for $55.3 million. Beginning in February 2008, auctions for certain of these securities failed due to insufficient bids from buyers.  We may not be able to access these funds until future auctions for these auction rate securities are successful or until we sell the securities in a secondary market which currently is very volatile and has experienced discount rates of up to 25%. We believe certain of these investments currently lack short term liquidity and were therefore reclassified as non-current on our June 30, 2008 balance sheet.  If these auctions continue to fail and the credit ratings of these investments deteriorate, the fair value of these auction rate securities may decline.  If uncertainties in the credit and capital markets continue or if the Company experiences any rating downgrades on any investments in its portfolio, we may be required to record an other-than-temporary decline in market value. In either event, our financial condition, cash flow and reported earnings could be negatively affected.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities (in thousands, except per-share amounts)

The activity under the Company’s share repurchase program for the 3 month period ended June 30, 2008 was as follows:

	(in thousands, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2008 to April 30, 2008	1,686	$8.31	1,686	$32,857
May 1, 2008 to May 31, 2008	1,980	$7.88	1,980	$17,257
June 1, 2008 to June 30, 2008	2,165	$7.62	2,165	$763
Total	5,831		5,831

The aggregate purchase price of the common stock repurchased was $46.1 million for the three month periods ended June 30, 2008.  There was no repurchase in the second quarter of 2007. As of June 30, 2008, the Company had repurchased and retired 25.8 million shares of our common stock at an average price of $7.73 per share for an aggregate purchase price of $199.2 million under the share repurchase program originally authorized by the Company’s Board of Directors in November, 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At the Annual Meeting of Shareholders held on June 10, 2008, our shareholders elected the slate of eight candidates nominated by our Board of Directors, approved the 2008 Equity Incentive Plan, and ratified the selection of Armanino Mckenna LLP as the independent registered public accountants of the Company for the fiscal year ending December 31, 2008. Of the 57,748,206 shares of common stock outstanding as of the record date of April 18, 2008, a total of 56,073,721 shares were present in person or by proxy, approximately 97.1% of the total outstanding shares of the Company, representing a sufficient number of shares to constitute a quorum. Votes were cast as follows:

Proposal 1: Election of Directors:

Director	Votes	Votes Withheld

David W. Garrison	49,335,393	6,741,328
Charles D. Kissner	51,508,272	4,568,449
Matthew Medeiros	52,839,798	3,236,923
Cary H. Thompson	52,838,418	3,238,303
Edward F. Thompson	51,506,044	4,570,677
John C. Shoemaker, Chairman	49,334,865	6,741,856
Charles Berger	51,437,974	4,638,747
Clark H. Masters	50,945,044	5,131,677

Proposal 2: Approval of 2008 Equity Incentive Plan:

For	Against	Abstain
34,847,204	13,541,489	112,670

Proposal 3: Ratification of Armanino McKenna LLP as Independent Registered Public Accountants:

For	Against	Abstain
56,030,657	9,732	34,823

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a)-, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California.

SONICWALL, INC.

By:                                       /s/ Robert D. Selvi
Robert D. Selvi
Chief Financial Officer

Dated: August 6, 2008

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