Form 10-Q
period 2008-09-30
SONICWALL INC
filed 2008-10-31
CIK 1093885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2008

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
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at September 30, 2008
Common Stock, no par value	53,575,129 Shares

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SONICWALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007 (1)
	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$38,683	$33,324
Short-term investments	60,395	195,647
Accounts receivable, net	22,421	26,255
Inventories	7,605	6,057
Deferred tax assets	11,111	11,107
Prepaid expenses and other current assets	12,962	9,447
Total current assets	153,177	281,837

Property and equipment, net	9,671	9,357
Goodwill	138,753	138,753
Long-term investments	67,027	-
Deferred tax assets, non-current	16,367	16,367
Purchased intangibles and other assets, net	18,324	26,321
Total assets	$403,319	$472,635

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$11,935	$10,875
Accrued payroll and related benefits	11,959	20,388
Other accrued liabilities	10,354	7,355
Deferred revenue	88,768	88,818
Total current liabilities	123,016	127,436

Deferred revenue, non-current	17,374	12,419
Other accrued liabilities, non-current	-	5,076
Total liabilities	140,390	144,931

Shareholders' Equity:
Common stock, no par value	392,079	446,431
Accumulated other comprehensive loss, net	(4,454)	(2,284)
Accumulated deficit	(124,696)	(116,443)
Total shareholders' equity	262,929	327,704
Total liabilities and shareholders' equity	$403,319	$472,635

(1)	Amounts as of December 31, 2007 have been derived from the audited financial statements as of the same date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
	(Unaudited)
Revenue:
Product	$21,439	$25,389	$68,989	$71,641
License and service	31,839	25,597	95,398	71,544
Total revenue	53,278	50,986	164,387	143,185
Cost of revenue:
Product	10,627	10,148	32,478	28,713
License and service	5,150	4,167	15,414	11,150
Amortization of purchased technology	754	698	2,262	1,516
Total cost of revenue	16,531	15,013	50,154	41,379
Gross profit	36,747	35,973	114,233	101,806
Operating expenses:
Research and development	11,411	10,838	34,368	28,930
Sales and marketing	19,472	20,023	63,954	54,547
General and administrative	3,957	5,808	14,135	15,842
Amortization of purchased intangible assets	274	302	840	413
Restructuring charges (reversals)	(87)	-	1,683	-
In-process research and development	-	1,930	-	1,930
Total operating expenses	35,027	38,901	114,980	101,662
Income (loss) from operations	1,720	(2,928)	(747)	144
Interest income and other expense, net	1,122	2,974	5,328	8,845
Income before income taxes	2,842	46	4,581	8,989
Provision for income taxes	(2,273)	(342)	(3,153)	(3,373)
Net income (loss)	$569	$(296)	$1,428	$5,616
Net income (loss) per share:
Basic	$0.01	$(0.00)	$0.03	$0.09
Diluted	$0.01	$(0.00)	$0.02	$0.08
Shares used in computing net income (loss) per share:
Basic	53,412	64,458	56,906	64,853
Diluted	54,928	64,458	59,050	67,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,428	$5,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,609	4,002
In-process research and development	-	1,930
Share-based compensation expense related to employee stock options and ESPP	8,082	10,383
Excess tax benefits from share-based compensation	(1,987)	-
Change in allowance for doubtful accounts and others	(75)	(169)
Changes in operating assets and liabilities:
Accounts receivable	3,916	4,650
Inventories	(1,548)	324
Prepaid expenses and other current assets	181	(1,987)
Other assets	(182)	85
Accounts payable	1,060	2,801
Accrued payroll and related benefits	(8,429)	65
Other accrued liabilities	(89)	362
Deferred revenue	4,905	18,447
Net cash provided by operating activities	13,871	46,509
Cash flows from investing activities:
Purchase of property and equipment	(3,827)	(5,000)
Cash paid for acquisitions, net of cash acquired	-	(25,269)
Change in restricted cash in escrow	1,376	49
Maturity and sale of investments	159,216	246,591
Purchase of investments	(93,162)	(235,520)
Net cash provided by (used in) investing activities	63,603	(19,149)
Cash flows from financing activities:
Issuance of common stock under employee stock options and purchase plans	5,306	7,184
Repurchase of common stock	(79,408)	(29,427)
Excess tax benefits from share-based compensation	1,987	-
Net cash used in financing activities	(72,115)	(22,243)
Net increase in cash and cash equivalents	5,359	5,117
Cash and cash equivalents at beginning of period	33,324	25,927
Cash and cash equivalents at end of period	$38,683	$31,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except for share data)

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Accumulated	Shareholders'
Nine Months Ended September 30, 2007	Shares	Amount	Loss	Deficit	Equity

Balance at December 31, 2006	65,385,629	$453,409	$(1,197)	$(134,144)	$318,068
Cumulative effect of adoption of FIN 48				(89)	(89)
Adjusted balance at December 31, 2006	65,385,629	453,409	(1,197)	(134,233)	317,979
Issuance of common stock upon exercise of
stock options	776,383	4,454			4,454
Issuance of common stock in connection with
the Employee Stock Purchase Plan (ESPP)	378,908	2,730			2,730
Share-based compensation		10,383			10,383
Repurchase of common stock	(3,451,200)	(24,172)		(5,255)	(29,427)
Comprehensive income:
Change in unrealized loss on investment
securities			(125)		(125)
Net income				5,616	5,616
Total comprehensive income					5,491
Balance at September 30, 2007	63,089,720	$446,804	$(1,322)	$(133,872)	$311,610

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Accumulated	Shareholders'
Nine Months Ended September 30, 2008	Shares	Amount	Loss	Deficit	Equity

Balance at December 31, 2007	62,477,590	$446,431	$(2,284)	$(116,443)	$327,704
Issuance of common stock upon exercise of
stock options	446,681	2,878			2,878
Issuance of common stock in connection with ESPP	376,728	2,428			2,428
Share-based compensation		8,082			8,082
Repurchase of common stock	(9,725,870)	(69,727)		(9,681)	(79,408)
Excess tax benefit from share-based compensation		1,987			1,987
Comprehensive loss:
Change in unrealized loss on investment
securities			(2,170)		(2,170)
Net income				1,428	1,428
Total comprehensive loss					(742)
Balance at September 30, 2008	53,575,129	$392,079	$(4,454)	$(124,696)	$262,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

 SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements prepared by SonicWALL, Inc. (the “Company”), are unaudited and reflect all adjustments which are normal, recurring and, in the opinion of management, necessary for a fair statement of the financial position and the results of operations of the Company for the interim periods presented.  The condensed consolidated statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.  The information included in this report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007, as set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2008.

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

4.  GOODWILL AND PURCHASED INTANGIBLES

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and certain intangible assets with an indefinite useful life be reviewed for impairment on an annual basis.  In addition, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.  The Company periodically evaluates if there are any events or indicators that would require an impairment assessment of the carrying value of the goodwill between each annual impairment assessment.  For the three and nine month periods ended September 30, 2008, no indicators of goodwill impairment were identified.  The Company has elected to perform its annual impairment analysis during the fourth quarter of each year.

Intangible assets as of September 30, 2008 and December 31, 2007 consist of the following (in thousands):

		September 30, 2008			December 31, 2007
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Purchased technology	70 months	$43,211	$(33,068)	$10,143	$43,211	$(30,805)	$12,406
Non-compete agreements	36 months	7,249	(7,249)	-	7,249	(7,230)	19
Customer base	77 months	26,690	(19,649)	7,041	26,690	(18,827)	7,863
Other	16 months	500	(500)	-	500	(500)	-
Total intangibles	69 months	$77,650	$(60,466)	$17,184	$77,650	$(57,362)	$20,288

All of the Company’s intangible assets excluding goodwill are subject to amortization. Estimated future amortization expense to be included in cost of revenue and operating expense is as follows (in thousands):

 SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

Fiscal Year	Amortization Amount to Cost of Revenue	Amortization Amount to Operating Expense
2008 (fourth quarter)	$754	$274
2009	3,017	1,095
2010	2,374	1,095
2011	1,382	1,095
2012	1,382	1,007
Thereafter	1,234	2,475
Total	$10,143	$7,041

5.  NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$569	$(296)	$1,428	$5,616
Denominator:
Weighted average shares used to compute basic EPS	53,412	64,458	56,906	64,853
Effect of dilutive securities:
Dilutive common stock equivalents	1,516	-	2,144	2,571
Weighted average shares used to compute diluted EPS	54,928	64,458	59,050	67,424
Net income (loss) per share:
Basic	$0.01	$(0.00)	$0.03	$0.09
Diluted	$0.01	$(0.00)	$0.02	$0.08

For the nine month period ended September 30, 2008, potentially dilutive securities of approximately 11.4 million shares consisting of options with a weighted average exercise price of $8.85, have not been considered in the computation of net income per share as these options’ exercise prices were greater than the average market price of common shares for the period.

For the nine month period ended September 30, 2007, potentially dilutive securities of approximately 5.5 million shares consisting of options with a weighted average exercise price of $9.87, have not been considered in the computation of net income per share as these options’ exercise prices were greater than the average market price of common shares for the period. In addition, 2.8 million potentially dilutive shares were excluded from the computation of net loss per share for the three month period ended September 30, 2007 because of our net loss position during this period.

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

7.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

The Company leases office space in several U.S. locations includes California, Washington and Arizona. Additional sales and support offices as well as research and development facilities are leased worldwide under leases that expire at various dates ranging from 2008 to 2015, including larger facilities in Bangalore, India and Shanghai, China.

In September 2008, the Company closed approximately half of its leased facility in the State of Washington and has recorded a liability of approximately $0.9 million equivalent to the net present value of the expected future lease costs, net of estimated future sublease income. The liability is recorded as a component of “Other accrued liabilities”.

Future annual minimum lease payments under all non-cancelable operating leases with an initial or remaining term in excess of one year as of September 30, 2008 are as follows (in thousands):

Year Ending December 31,
2008 (fourth quarter)	$705
2009	2,716
2010	2,197
2011	2,146
2012	1,613
Thereafter	1,809
Total	$11,186

Purchase Commitments

The Company outsources its manufacturing function to third party contract manufacturers, and at September 30, 2008, it had purchase obligations totaling $12.3 million.  Of this amount, $8.8 million cannot be canceled and is payable within one year.  The Company is contingently liable for any inventory owned by a contract manufacturer that becomes excess and obsolete.  As of September 30, 2008, $166,000 had been accrued for excess and obsolete inventory held by our contract manufacturers.  In addition to the obligation related to Inventory, as of September 30, 2008, in the normal course of business, the Company had $2.1 million in non-cancelable purchase commitments.

Product Warranties

The Company’s standard warranty period for its products is one to two years and includes repair or replacement obligations for units with product defects.  The Company’s software products carry a 90-day warranty and include technical assistance, insignificant bug fixes and feature updates. The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates.  If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required.  The Company concluded that no adjustment to pre-existing warranty accruals were necessary in the nine month periods ended September 30, 2008 and 2007.  A reconciliation of the changes to the Company’s warranty accrual as of September 30, 2008 and 2007 is as follows (in thousands):

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
Beginning balance	$741	$811
Accruals for warranties issued	502	602
Settlements made during the period	(821)	(684)
Ending balance	$422	$729

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

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

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

In January 2008, Mr. John DiLullo, Vice President of Worldwide Sales and a named executive officer, ceased to be employed by the Company.  Under the terms of Mr. DiLullo’s retention and severance agreement entered into at the time of his employment in January 2006, the Company paid severance benefits and bonuses, in compliance with Internal Revenue Code Section 409A, in the amount of approximately $258,000.

Legal Proceedings

On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000.  Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s.  All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin.  On April 19, 2002, plaintiffs filed an amended complaint.  The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings.  On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards.  On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice.  On February 19, 2003, the Court denied the motion to dismiss the Company’s claims.  A tentative agreement has been reached with plaintiffs’ counsel and the insurers for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims.  Papers formalizing the settlement among the plaintiffs, issuer defendants, including SonicWALL, and insurers were presented to the Court on September 14, 2004.  The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court.  On July 14, 2004, underwriter defendants filed with the Court a memorandum in opposition to plaintiffs’ motion for preliminary approval of the settlement with defendant issuers and individuals.  Plaintiffs and issuers subsequently filed papers with the Court in further support of the settlement and addressing issues raised in the underwriter’s opposition.  On February 15, 2005, the Court granted preliminary approval of the settlement, subject to the parties fulfilling certain conditions.  To address the concerns raised by the Court, the parties submitted revised settlement documents that contained a more limited “bar order” that would not preclude claims by the underwriters for indemnification for an issuer pursuant to the IPO underwriting agreement.  On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement.  In December 2006, the Second Circuit Court of Appeals reversed the class certification decision of the District Court in six (6) focus cases.  The Second Circuit Court of Appeals also denied rehearing.  In June 2007, the District Court signed a stipulation terminating the settlement approval process.  Counsel for plaintiffs are seeking certification of a narrower class and counsel for underwriters and plaintiffs are briefing the issue of whether the appeals court ruling that the original class should not have been certified applies to non-focus cases, and whether the ruling re-started the statute of limitations running on class claims in those actions.  In December 2007, plaintiffs filed an opposition to motions to dismiss of the focus case issuers and underwriters.  The focus case issuers and underwriters in turn submitted briefs in opposition to plaintiffs’ motion for class certification.  In March 2008, plaintiffs filed a reply in support of their motion for class certification in the focus cases. The Court has not set a hearing date for argument. Discussions among the various parties are ongoing. If the litigation against the Company continues, the Company believes it has a meritorious defense and intends to defend

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

the case vigorously.  No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency.  As a result, no loss has been accrued in the Company’s financial statements as of September 30, 2008.

On March 13, 2006, eSoft, Inc. (“eSoft”) filed a complaint captioned eSoft, Inc. v. SonicWALL, Inc., No. 06-CV-00445, in the United States District Court for the District of Colorado.  The Complaint alleged that the Company has willfully infringed, actively induced the infringement of and/or knowingly contributorily infringed U.S. Patent No. 6,961,773 (the “773 Patent”) and sought  (1) a judgment that the Company has willfully infringed, actively induced the infringement and/or knowingly contributorily infringed the patent, (2) the award of an unspecified amount of trebled damages, together with expenses, costs and attorneys’ fees and (3) permanent injunctive relief restraining and enjoining the Company from infringing the patent. At essentially the same time, eSoft filed complaints against five (5) other defendants alleging infringement of the 773 Patent.  In response to a motion to re-examine filed with the patent office by defendants in two of the other cases, the Company filed a motion to stay proceedings pending the results of the re-examination process.  eSoft joined in that motion and on February 12, 2007, the Court granted our motion for stay.  On September 15, 2008, the Patent and Trademark Office (the “PTO”) issued its first office action as part of the re-examination process. Counsel for eSoft has requested an extension to December 15, 2008 to respond to the PTO office action. The length of time that the stay will remain in effect is uncertain given the ongoing re-examination process.  As a result, no loss has been accrued in the Company’s financial statements as of September 30, 2008.

On October 8, 2008, Northpeak Wireless, LLC filed a complaint captioned Northpeak Wireless, LLC v. 3Com Corporation, et al, No. CV-08-J-1813-NE, in the United States District Court for the Northern District of Alabama. The complaint names thirty one (31) defendants, including the Company. The complaint alleges that the Company makes, uses, sells, offers to sell, and/or imports products that incorporate and/or utilize direct sequence spread spectrum wireless technology that infringes U.S. Patent No. 4,977,577 (the “577 Patent”) and U.S. Patent No. 5,987,058 (the “058 Patent”) and seeks a judgment that the Company has infringed, actively induced infringement and/or contributorily infringed the 577 Patent and the 058 Patent. The complaint seeks an award of unspecified damages, pre-judgment and post-judgment interest together with costs, expenses and attorneys’ fees. The Company is currently reviewing the complaint and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this matter.

Additionally, the Company is, from time to time, a party to routine litigation incidental to its business.  The Company believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial statements taken as a whole or its results of operations, financial position, and cash flows.

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

As of September 30, 2008, the Company continued to have a partial valuation allowance against its net deferred tax assets. The Company believes that its deferred tax assets will more likely than not be realized with the exception of certain acquired net operating losses. Valuation allowances have been recorded for this portion of the deferred tax assets as a result of the uncertainties regarding realization of the assets based upon the limitation on the use of the net operation losses in the future.  For the three and nine month periods ended September 30, 2008, the Company’s income before income taxes was earned in domestic and foreign jurisdictions.

The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. For the nine months ended September 30, 2008, the effective income tax rate was 68.8%, compared to 37.5% for the nine months ended September 30, 2007.  The effective income tax rate for the period ended September 30, 2008 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense and state income taxes which were offset by state research and development tax credits. The effective income tax rate for the period ended September 30, 2007 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense, state income taxes, non-deductible meals and entertainment costs, offset by federal and state research and development tax credits, and the Company's full valuation allowance position against its net deferred tax assets.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

9.  SHAREHOLDERS’ EQUITY

Stock Repurchase Program

During the nine month period ended September 30, 2008, the Company repurchased a total of 9.7 million shares at an aggregate purchase price of $79.4 million. As of September 30, 2008, the Company’s Stock Repurchase Program has been completed.

10.  EMPLOYEE BENEFITS

1999 Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (ESPP) is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount.  Each offering period is for one year and consists of two six-month purchase periods.  The purchase price for shares of common stock under the ESPP is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or the last day of each purchase period. At September 30, 2008, 1,311,550 shares were available for future issuance under the ESPP.

Stock Option Plans

Stock Option Plan Descriptions

As of September 30, 2008, the Company had two stock incentive plans (together the “Stock Option Plans”): the shareholder approved 2008 Equity Incentive Plan (the “2008 Plan”) and the Board approved 2008 Inducement Equity Incentive Plan (the “2008 Inducement Plan”). The 2008 Plan, which was approved by the Company’s shareholders on June 10, 2008, replaced the 1998 Stock Option Plan (the “1998 Plan”) which was expiring. No further awards were made under the 1998 Plan. In connection with the acquisitions of various companies, the Company assumed the share-based awards granted under stock incentive plans of the acquired companies. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations and the other factors disclosed by the Company in its filings under the Securities Exchange Act of 1934, as amended. The Company’s primary stock incentive plans are summarized as follows:

2008 Plan

The 2008 Plan permits the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, and performance shares to employees, consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. As approved by the shareholders on June 10, 2008, the maximum number of shares issuable over the term of the 2008 Plan is 800,000 shares. Stock options granted under the 2008 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than seven years from the grant date. Stock options granted under the 2008 Plan will generally become exercisable for 25% of the option shares one year from the date of grant and then ratably over the following 36 months. Subject to the annual per-person limit, shares granted under the 2008 Plan, including applicable vesting schedules, shall be granted as determined by the Board of Directors, or any of its committees administering the 2008 Plan, in its sole discretion. Shares subject to stock options or similar awards granted under the 1998 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1998 Plan that are forfeited to, or repurchased by the Company, up to a maximum of 5,000,000 shares may be added to the 2008 Plan.

2008 Inducement Plan

The 2008 Inducement Plan permits the granting of nonstatutory stock options, restricted stock, restricted stock units, performance shares and stock appreciation rights to new employees of the Company, its subsidiaries and affiliates, as material inducements to accept an offer of employment. As adopted by the Board on June 10, 2008, the maximum number of shares issuable over the term of the 2008 Inducement Plan is 500,000 shares. Nonqualified stock options granted under the 2008 Inducement Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than seven years from the grant date.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

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

The following table summarizes the Company’s first, second and third quarter option activity under the Stock Option Plans:

		Options Outstanding
	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2007	1,298,078	17,193,153	$7.30
Authorized	2,499,104
Granted	(1,695,323)	1,695,323	$8.21
Exercised	-	(242,367)	$7.07
Canceled	487,458	(551,615)	$8.22
Balance at March 31, 2008	2,589,317	18,094,494	$7.36
Authorized	1,300,000
Granted	(2,977,114)	2,977,114	$7.85
Exercised	-	(134,433)	$5.84
Canceled	424,869	(647,297)	$8.52
Balance at June 30, 2008	1,337,072	20,289,878	$7.41
Authorized	-
Granted	(53,000)	53,000	$6.40
Exercised	-	(69,881)	$5.43
Canceled	301,253	(412,559)	$8.47
Balance at September 30, 2008	1,585,325	19,860,438	$7.39

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2008:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value

$ 0.30 – $ 0.45	394	6.8	$0.30	$1,946	187	$0.30	$924
$ 0.94 – $ 1.41	14,953	1.6	1.40	57,384	11,514	1.40	44,212
$ 1.42 – $ 2.13	3,094	1.0	1.42	11,819	3,094	1.42	11,819
$ 2.87 – $ 4.31	2,912,170	4.4	3.44	5,253,241	2,912,170	3.44	5,253,241
$ 4.93 – $ 7.40	3,580,191	5.8	5.90	123,393	3,188,852	5.87	120,575
$ 7.47 – $11.21	13,083,026	8.2	8.25	-	5,082,917	8.23	-
$ 11.26 – $16.89	43,610	2.1	13.77	-	43,610	13.77	-
$ 17.03 – $25.55	103,000	2.8	17.94	-	103,000	17.94	-
$ 29.75 – $44.63	20,000	1.6	29.75	-	20,000	29.75	-
$ 45.56 – $68.34	100,000	1.8	45.56	-	100,000	45.56	-

Total	19,860,438	7.2	$7.39	$5,447,783	11,465,344	$6.82	$5,430,771

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $5.24 as of September 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.  The total number of in-the-money options exercisable as of September 30, 2008 was approximately 3.5 million.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of sales	$145	$135	$396	$393
Research and development	848	1,075	2,562	3,593
Sales and marketing	1,023	1,081	2,869	3,691
General and administrative	784	971	2,255	3,142
Share-based compensation expense	$2,800	$3,262	$8,082	$10,819

The weighted average fair value per share of options granted, the intrinsic value of options exercised and total fair value of the shares vested are as follows (in thousands except for weighted average fair value per share):

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average fair value per share of options granted	$2.12	$2.96	$2.69	$2.87
Total intrinsic value of options exercised	$55	$1,166	$602	$2,235
Total fair value of shares vested	$2,540	$3,011	$7,634	$10,045
Cash received from employees upon exercise
of stock options and ESPP	$1,473	$3,049	$5,306	$7,184

The weighted average remaining contractual term for options exercisable at September 30, 2008 was 5.9 years.  The Company issues new shares of common stock upon exercise of stock options.  The total compensation cost (gross) related to non-vested awards not yet recognized at September 30, 2008 was $22.0 million, and the weighted-average period over which this amount is expected to be recognized is 2.95 years.

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

The assumptions used to estimate the fair value of stock options granted under the Company’s Option Plans and stock purchase rights granted under the ESPP are as follows:

	Option Plans		ESPP
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected volatility	41% - 45%	39% - 41%	43%	30.3% - 34.4%
Risk-free interest rate	2% - 3%	3.95% - 5.12%	1.95% - 2.79%	4.06% - 5.07%
Expected term (in years)	3.48 years	2.92 years	0.49 - 0.58 year	0.5 year
Dividend yield	0%	0%	0%	0%

Pension Plan

The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees.  The Company’s contribution to this plan is discretionary.  The Company provides for a discretionary matching contribution amount which is currently 50% of the employee contribution up to a maximum of $2,000 annually for each participant.  All such employer contributions vest immediately.  The Company has expensed approximately $93,000 and $106,000 during the three month periods ended September 30, 2008 and 2007, respectively. The Company has expensed approximately $632,000 and $526,000 during the nine month periods ended September 30, 2008 and 2007, respectively.

Deferred Compensation Plan

SonicWALL has a deferred compensation plan (DCP) to provide specified benefits to, and help retain, a select group of management and highly compensated employees and directors (Participants) who contribute materially to the Company’s continued growth, development, and future business success.  Under the DCP, Participants may defer up to 80% of their salary and up to 100% of their annual bonus and commission.  Each Participant’s deferral account is credited with an amount equal to the net investment return of one or more equity or bond funds selected by the Participant.  Amounts in a Participant’s deferral account represent an unsecured claim against the Company’s assets and are paid, pursuant to the Participant’s election, in a lump-sum or in quarterly installments at a specified date during the participant’s employment or upon the Participant’s termination of employment with the Company.  The Company pays for the insurance coverage provided under this plan, but does not make any contributions to this plan.  At September 30, 2008, the trust assets and the corresponding deferred compensation liability were $3.9 million and $4.2 million, respectively, and are included in other current assets and other current liabilities, respectively. The Compensation Committee of our Board approved an amended and restated DCP to comply with the requirements of Section 409A of the Internal Revenue Code.

11.  NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 157, Fair Value Measurements (SFAS 157).

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  The Company has adopted SFAS 157 to account for its financial assets and liabilities for the fiscal year beginning January 1, 2008.  In Feburary 2008, the FASB issued Staff Position 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities until January 1, 2009. The Company is in the process of evaluating this standard and has not yet determined the impact that the adoption of SFAS 157 related to nonfinancial assets and liabilities will have on its consolidated financial position, results of operations and cash flows. In October 2008, the FASB issued Staff Position 157-3 effective upon issuance, which clarifies the application of SFAS 157 in a market that is not active. The adoption of Staff Position 157-3 did not have a material impact on the Company’s financial position or results of operations.

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

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008 for financial instruments. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company provides the following disclosures as part of its financial statements.

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at September 30, 2008, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	9/30/2008	(Level 1)	(Level 2)	(Level 3)

Auction Rate Securities	$55,325	$-	$55,325	$-
Asset Backed Securities	39,968	-	39,968	-
Other Available-for-sale Securities	32,129	32,129	-	-
Total assets measured at fair value	$127,422	$32,129	$95,293	$-

We have included our investments related to auction rate securities (ARS) and asset backed securities (ABS) in the Level 2 category, as there are significant observable inputs associated with these items as discussed below. The ARS are floating rate securities with longer-term maturities which are marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The credit ratings for all of our ARS are AAA. The underlying collateral of the ARS consists primarily of student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP). Beginning in February 2008, auctions for the ARS began to fail due to insufficient bids from buyers. We may not be able to access these funds until future auctions for these ARS are successful, or until we sell the securities in a secondary market which currently is very volatile and has experienced discount rates of up to 25%. Although there have been recent instances of redemptions at par by municipalities through refinance of new debt and the federal government is considering incentive plans to spur the refinancing activities, the Company continues to believe that certain of these investments currently lack short-term liquidity and should be classified as noncurrent on the September 30, 2008 balance sheet. Brokerage statements received from the two investment firms that hold our ARS included their estimated market value as of September 30, 2008. One investment firm valued our ARS at par and the other one valued our ARS at approximately 91% of par utilizing an in-house level 3 pricing model. Although there is uncertainty with regard to the short-term liquidity of these securities, the Company continues to believe that the par value represents the fair value of these investments because of the overall quality of the underlying investments and the anticipated future market for such investments.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

In October 2008, the Company received an offer (the “Offer”) from one of its investment providers, to sell at par value ARS originally purchased from the investment bank in an amount equal to approximately $45 million.  The sale at par value may occur at anytime during a two-year period beginning June 30, 2010. The Offer is non-transferable and expires on November 14, 2008. The Offer would be treated as a put-option and acceptance of that Offer will likely result in a credit to income for the difference between the value of the Offer and the quoted price of the ARS held by that investment bank. As of September 30, 2008, that amount would be approximately $4.2 million. Simultaneously, the Company would elect a one-time transfer of these ARS from available-for-sale to trading and recognize an other-than-temporary charge to income for the difference between the quoted price and the par value of the ARS, which was approximately $4.2 million as of September 30, 2008. The Company is in the process of evaluating the Offer and its potential financial statements impact.

As of September 30, 2008, all of the ABS were rated AAA/Aaa and the underlying assets are all prime mortgages, and approximately 65% are securities that are backed by agencies of the federal government.  None of the ABS investments are subprime mortgages or have a collateralized debt obligation exposure.  Substantially all of the Company’s fixed income securities are rated investment grade or better. The Company believes that there is a market for these government-backed securities and that they can be sold within a three to six month period. Conversely, approximately $11.7 million of the ABS that are not backed by the US government were reclassified to long-term investments as that market continues to have liquidity issues.

The Company has the intent and ability to hold these securities until the earlier of: the market for auction rate securities stabilizes, the issuer refinances the underlying security, or the maturity of the underlying securities. As noted above, the Company received the investment manager’s monthly statement that contains a valuation for the ARS, which equals roughly 91% of the par value as of September 30, 2008, however, the Company does not believe such reported values represent fair value of the ARS and accordingly, the Company has not recorded any unrealized loss for its ARS. The Company made this decision based on the inherent flaws of such valuation models, the fact that the Company was able to liquidate $25.5 million of its ARS portfolio at par value during the period subsequent to February 8, 2008, the date when ARS auctions began to fail, and the other factors outlined above. Based on the cash and short-term investments balance of $99.1 million and expected positive operating cash flows, the Company does not anticipate a lack of liquidity associated with the ARS will adversely affect the Company’s ability to conduct business, and the Company has the ability to hold the securities (to maturity or) throughout the currently estimated recovery period. In the event that the Company has to liquidate the remainder of the investments in ARS while the short-term liquidity of these securities remained uncertain, the Company may not be able to do so without a loss of principal. The Company has determined that the other observable inputs discussed above are consistent with a Level 2 classification in accordance with FAS 157. The Company will continue to evaluate any changes in the market value of the failed ARS that have not been liquidated subsequent to quarter-end. Depending upon future market conditions, the Company may be required to record an other-than-temporary decline in fair value at that time.

13.  RESTRUCTURING CHARGES

2008 Restructuring Plan

During the first quarter of fiscal year 2008, the Company commenced the implementation of a 2008 restructuring plan associated primarily with the relocation of support activities, the closure of facilities in Pune, India and Sunnyvale, California, and other employee reductions for the purpose of better integration and alignment of Company functions.  The restructuring activities were recorded in accordance with Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). Accordingly, the Company recorded $1.0 million in restructuring expenses related to costs associated with the termination of 21 employees across multiple geographic regions and functions, primarily related to severance, benefits and related costs.  Furthermore, the Company recorded additional restructuring costs of $0.8 million in connection with facilities and property and equipment that was disposed of or removed from service.  At September 30, 2008, the Company’s restructuring accrual was $96,000 and included as a component of “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

The following tables set forth an analysis of the components of the 2008 restructuring plan and the payments made from December 31, 2007 to September 30, 2008 (in thousands):

	Employee Severance Benefits	Facility Costs	Total
Accrual balance at December 31, 2007	$-	$-	$-
Restructuring charges incurred	1,042	762	1,804
Impairment charges recorded	-	(56)	(56)
Adjustment	(125)	-	(125)
Cash paid	(917)	(610)	(1,527)
Accrual balance at September 30, 2008	$-	$96	$96

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements which relate to future events or our future financial performance.  In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. In addition, forward-looking statements in this document include, but are not limited to, those regarding the dedication of resources to develop new products and services and marketing those products and services to channel partners and customers, the introduction of more service offerings on our platforms as a vehicle to generate additional revenue from our installed base of products; our ability to deliver comprehensive and profitable solutions to our channel partners, the growth opportunity associated with sales through our indirect channel to larger distributed enterprises,  weakening economic conditions that could lead to decreases in IT spending that could adversely impact operating results, the level of comfort of our channel partners in offering our solutions to their customers, the growth of the Network Security, Secure Content Management and Business Continuity markets, the impact of a failure to achieve greater international sales ,our  ability to maintain and enhance current product lines, develop new products, maintain technological competitiveness and meet the expanding range of customer requirements; the market opportunity for license and service revenue growth;  our ability to deliver comprehensive solutions to channel partners, the positive characteristics of our software license and service revenue model on future revenue growth and the predictability of our revenue stream,; expected growth in license and subscription service revenue; the impact on revenue of the combination of subscription services sold in conjunction with new product offerings; expected competition in the Internet security market and our ability to compete in markets in which we participate; impact of service renewal rates on lowering selling and marketing expense, our ability to achieve increased incremental revenue per transaction through success of our software license and service revenue model, the impact of IT spending on demand for our products and services, the current and likely future impact of share based compensation expense as required by SFAS 123R on reported operating results, anticipated revenue contributions of new products including continuous data protection, email security and SSL-VPN products and related services; the impact of growth in international operations on our exposure to foreign currency fluctuations; the possible impact of uncertainties in the auction rate and asset backed securities markets on the Company’s financial performance, our ability to access funds held as auction rate securities in our investment portfolio pricing pressures on our solution based offerings; anticipated higher gross margins associated with our license and service offerings; the probability of realization of all deferred tax assets; assessment of future effective tax rates and the continued need for a partial tax valuation allowance; the potential for product gross margins to erode based upon changes in product mix, downward pressure on product pricing or upward pressure on production costs, the impact of product mix on product gross profits; the impact of the completion of “in sourcing” certain technical support functions on period over period comparisons of cost of license and service revenue and gross margin; our ability to maintain investment in current and future product development and enhancement efforts, the introduction of new products and the broadening of existing product offerings, planned investments and expenses in current and future product development, production costs and sales volume comparisons between the NSA and SSL-VPN products and other hardware appliances; the rate of change of general and administrative expenses,  the impact of geopolitical and macro-economic conditions on demand for our offerings; the ability of our contract manufacturers to meet our requirements; the belief that existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months; factors potentially impacting operating cash flows in future periods; and expected fluctuations in day sales outstanding. These statements are only predictions, and they are subject to risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth herein under the heading “Risk Factors” and also under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007.  References to “we,” “our,” and “us” refer to SonicWALL, Inc. and its subsidiaries.

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

We sell our solutions primarily through distributors and value-added resellers, who in turn sell our products to end-users.  Some of our resellers are carriers or service providers who provide solutions to the end-user customers as managed services. Channel sales accounted for 99% of the total revenue in the three and nine month periods ended September 30, 2008 compared to 97% and 99%, respectively, for the same period last year.  Alternative Technology, Tech Data, and Ingram Micro, all of whom are technology product distributors, collectively accounted for approximately 50% and 49% of our revenue in the three and nine month periods ended September 30, 2008, respectively, compared to approximately 50% and 51%, respectively, of our total revenue in the same periods last year.

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

License and Services Revenue

We believe that the software license and services component of our revenue has several characteristics that are positive for our business as a whole: our license and services revenue is associated with a higher gross profit than our product revenue; the subscription services component of license and services revenue is recognized ratably over the services period, and thus provides, in the aggregate, a more predictable revenue stream than product or license revenue, which are generally recognized at the time of the sale; to the extent that we are able to effect renewals, we have the opportunity to lower our selling and marketing expenses as a percentage of revenue attributable to that segment. We have increased the rate at which we have been able to sell our services to both our installed base and in conjunction with new product sales.  As a result, we have been able to increase the average value of an end user customer transaction.  We have experienced significant growth in the percentage of our total revenue from software licenses and services. Achieving further growth in this percentage will be determined by our success in increasing the rates of selling services to our installed base or as part of new solution sales along with the relative growth rate associated with product sales.

Macro-Economic Factors Affecting IT Spending

We believe that our products and services are subject to the macro-economic factors that affect much of the information technology (“IT”) market.  Growing IT budgets and an increased funding for projects to provide security, mobility, data protection, and productivity could drive product upgrade cycles and/or create demand for new applications of our solutions.  Contractions in IT spending can affect our revenue by causing projects incorporating our products and services to be delayed and/or canceled.  We believe that demand for our solutions correlate with increases or decreases in global IT spending and we believe that current economic uncertainties, including fluctuating energy prices, difficulties in the financial sector, the availability of credit, softness in the housing market, underlying market liquidity, and geopolitical uncertainties may have an adverse impact on IT spending in the markets in which we do business.

Critical Accounting Policies and Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  We believe that the judgments, assumptions and estimates upon which we rely are reasonable based upon information available to us at the time that these judgments, assumptions and estimates are made.  However, any differences between these judgments, assumptions and estimates and actual results could have a material impact on our statement of operations and financial condition.  The accounting policies that reflect our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (1) revenue recognition; (2) sales returns and other allowances, allowance for doubtful accounts and warranty reserve; (3) valuation of inventory; (4) accounting for income taxes; (5) valuation of long-lived and intangible assets and goodwill, (6) share-based compensation, and (7) fair value of investments.  There have been no material changes to any of our critical accounting policies and critical accounting estimates as disclosed in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated financial data for the periods indicated as percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Product	40.2%	49.8%	42.0%	50.0%
License and service	59.8%	50.2%	58.0%	50.0%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	19.9%	19.9%	19.8%	20.1%
License and service	9.7%	8.1%	9.4%	7.8%
Amortization of purchased technology	1.4%	1.4%	1.4%	1.0%
Total cost of revenue	31.0%	29.4%	30.6%	28.9%
Gross profit	69.0%	70.6%	69.4%	71.1%
Operating expenses:
Research and development	21.4%	21.2%	20.9%	20.2%
Sales and marketing	36.5%	39.3%	38.9%	38.1%
General and administrative	7.4%	11.4%	8.6%	11.1%
Amortization of purchased intangible assets	0.5%	0.6%	0.5%	0.3%
Restructuring charges (reversals)	(0.2%)	0.0%	1.0%	0.0%
In-process research and development	0.0%	3.8%	0.0%	1.3%
Total operating expenses	65.6%	76.3%	69.9%	71.0%
Income (loss) from operations	3.4%	(5.7%)	(0.5%)	0.1%
Interest income and other expense, net	2.1%	5.8%	3.2%	6.2%
Income before income taxes	5.5%	0.1%	2.7%	6.3%
Provision for income taxes	(4.3%)	(0.7%)	(1.9%)	(2.4%)
Net income (loss)	1.2%	(0.6%)	0.8%	3.9%

The following table shows SFAS 123R share-based compensation cost before taxes as a percent of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of revenue	0.3%	0.3%	0.2%	0.3%
Research and development	1.6%	2.1%	1.6%	2.5%
Sales and marketing	1.9%	2.1%	1.7%	2.6%
General and administrative	1.5%	1.9%	1.4%	2.2%
Share-based compensation expense	5.3%	6.4%	4.9%	7.6%

Total revenue

Total revenue by product category (in thousands, except for percentage data)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	% Variance	2008	2007	% Variance

UTM	$40,918	$35,815	14%	$123,391	$108,131	14%
Percentage of total revenues	77%	70%		75%	76%
SSL	4,600	5,525	-17%	15,539	9,024	72%
Percentage of total revenues	9%	11%		9%	6%
SCM	5,535	6,028	-8%	17,513	17,466	0%
Percentage of total revenues	10%	12%		11%	12%
CDP	2,225	3,618	-39%	7,944	8,564	-7%
Percentage of total revenues	4%	7%		5%	6%
Total revenues	$53,278	$50,986	4%	$164,387	$143,185	15%

The increase in revenue in the UTM product category for the three month period ended September 30, 2008 compared to the corresponding period of 2007 was primarily due to increased sales of our subscription services, offset by a decrease in product revenue.  Subscription services increased primarily due to higher revenue from our CGSS subscriptions services.  Product revenue decreased primarily due to lower net revenue per unit in the TZ product offerings and a slight decrease in units sold, partially offset by an increase in net revenue per unit associated with the NSA/ PRO products.  The decrease in revenue in the SSL product category for the three month period ended September 30, 2008 compared to the corresponding period of 2007 was primarily due to a decrease in product revenue, offset by increased sales of extended service contracts.  The decrease in product revenue is a result of a decrease in net revenue per unit and fewer units sold.  The decrease in revenue in the SCM product category for the three month period ended September 30, 2008 compared to the corresponding period of 2007 was primarily due to lower product and software license revenue, offset by increased sales of extended service contracts.  The decrease in product revenue was caused by lower unit sales.  The decrease in revenue in the CDP product category for the three month period ended September 30, 2008 compared to the corresponding period of 2007 was primarily due to decreased unit sales of CDP appliances, offset by increased sales of extended service contracts.

The increase in revenue in the UTM product category for the nine month period ended September 30, 2008 compared to the corresponding period of 2007 was primarily due to increased sales of our subscription services, offset by a decrease in product revenue.  Subscription services increased primarily due to higher revenue from our CGSS subscriptions services.  Product revenue decreased primarily due to reduced unit sales and lower net revenue per unit in the TZ product offerings, offset by an increase in the NSA/ PRO products revenue as a result of increased unit sales and net revenue per unit.  The increase in revenue in the SSL product category for the nine month period ended September 30, 2008 compared to the corresponding period of 2007 was due to an increase in the sale of extended service contracts, appliances, and software licenses, primarily because product offerings in this category that were available in just the third quarter of 2007 compared to all three quarters in 2008.  The slight increase in revenue in the SCM product category for the nine month period ended September 30, 2008 compared to the corresponding period of 2007 was primarily due to increased sales of subscription services, offset by a decrease in product revenue and licensing software.  Product revenue decreased due to a decline in unit sales and a decrease in net revenue per unit.  The decrease in revenue in the CDP product category for the nine month period ended September 30, 2008 compared to the corresponding period of 2007 was primarily due to decreased unit sales of CDP appliances, offset by higher sales of extended service contracts.

Total revenue by geographic area (in thousands, except for percentage data)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	% Variance	2008	2007	% Variance

Americas	$37,540	$35,719	5%	$113,001	$99,952	13%
Percentage of total revenues	70%	70%		69%	70%
EMEA	10,031	9,829	2%	33,787	28,725	18%
Percentage of total revenues	19%	19%		21%	20%
APAC	5,707	5,438	5%	17,599	14,508	21%
Percentage of total revenues	11%	11%		11%	10%
Total revenues	$53,278	$50,986	4%	$164,387	$143,185	15%

The increase in revenue in the Americas for the three month period ended September 30, 2008 compared to the corresponding period of 2007 was due to increased revenue from UTM solutions primarily driven by increased sales of CGSS subscription services, higher revenue from PRO/ NSA product sales, partially offset by a decrease in TZ appliance sales.  The increase of revenue from UTM solutions was offset by (1) decreased revenue from CDP solutions primarily attributable to a decrease in the number of units sold, and (2) lower revenue in the SCM product category due to a decrease in the number of appliances sold.  Revenue in the Americas included sales from regions outside the United States of $1.7 million and $0.7 million for the three month periods ended September 30, 2008 and 2007, respectively.  The increase in revenue in EMEA for the three month period ended September 30, 2008 compared to the corresponding period of 2007 was primarily due to (1) increased revenue in the UTM product category as the result of increased sales of CGSS subscription services, and (2) increased revenue from SCM products attributable to the sales of email subscription services. These increases were offset by (1) decreased revenue from our SSL solutions as a result of a decrease in the number of units sold, and (2) lower revenue from our CDP offerings due to a decrease in units sold.  The increase in revenue in APAC for the three month period ended September 30, 2008 compared to the corresponding period of 2007 was primarily due to increased revenue from UTM solutions primarily driven by increased sales of CGSS subscription services, offset by decreased sales of SSL solutions.

The increase in revenue in the Americas for the nine month period ended September 30, 2008 compared to the corresponding period of 2007 was primarily due to (1) increased sales of UTM solutions driven by increased sales of CGSS subscription services and higher revenue from PRO/NSA product sales, offset by a decrease in TZ appliance sales; and (2) increased sales of SSL solutions attributable to the sales of products and support agreements that were only available in the third quarter of 2007 compared to three quarters in 2008.  These increases were offset by decreased sales of CDP solutions due to a decrease in the number of appliances sold.  Revenue in the Americas included sales from regions outside the United States of $4.9 million and $2.5 million for the nine month periods ended September 30, 2008 and 2007, respectively.  The increase in revenue in EMEA for the nine month period ended September 30, 2008 compared to the corresponding period of 2007 was primarily due to (1) increased revenue from our UTM solutions caused primarily by an increase in sales of CGSS subscription services, extended service contracts and PRO/NSA products, offset by a decrease in TZ product sales; (2) increased sales of SSL solutions attributable to the sale of products and support agreements that were only available in the third quarter of 2007 compared to three quarters in 2008; (3) increased sales of SCM solutions resulting from higher sales of subscriptions services; and (4) increased net revenue in CDP hardware sales and extended service contracts.  The increase in revenue in APAC for the nine month period ended September 30, 2008 compared to the corresponding period of 2007 was primarily due to (1) increased revenue from our UTM solutions driven by increased sales of CGSS subscription services and PRO/NSA products, offset by lower net revenue from TZ products; and (2) increased sales of SSL solutions attributable to the sale of products and support agreements that were only available in the third quarter of 2007 compared to three quarters in 2008.

Product and License and Service revenue (in thousands, except for percentage data)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	% Variance	2008	2007	% Variance

Product	$21,439	$25,389	-16%	$68,989	$71,641	-4%
Percentage of total revenue	40%	50%		42%	50%
License and service	31,839	25,597	24%	95,398	71,544	33%
Percentage of total revenue	60%	50%		58%	50%
Total revenue	$53,278	$50,986	4%	$164,387	$143,185	15%

Product Revenue

We shipped approximately 45,000 and 47,000 revenue units in the three month periods ended September 30, 2008 and 2007, respectively, and 140,000 and 143,000 revenue units, respectively, in the nine month periods ended September 30, 2008 and 2007, respectively.  The decrease in product revenue for the quarter ended September 30, 2008 compared to the corresponding quarter in 2007 was primarily due to decreased unit sales of UTM, SSL, SCM, and CDP appliances and a decrease in average net revenue per unit.

The decrease in product revenue for the nine month period ended September 30, 2008 compared to the corresponding period in 2007 was primarily due to decreased sales of UTM, CSM, and CDP appliances, offset by an increase in the sales of SSL appliances.

License and Service Revenue

The increase in license and service revenue for the quarter ended September 30, 2008 compared to the corresponding quarter in 2007 was primarily due to increased sales of our CGSS subscription services.

The increase in license and service revenue for the nine month period ended September 30, 2008 compared to the corresponding period in 2007 was primarily due to increased services sales of UTM, SSL, and SCM products. The UTM category increased because of higher sales of our CGSS subscription services. The SSL category increased due to higher sales of extended services contracts and an increase in software licensing attributable to offerings that were only available in the third quarter of 2007 compared to three quarters in 2008.  SCM sales increased because of an increase in sales of email security subscription services.

We have experienced significant year over year growth in license and services revenue and expect the market opportunity for our license and subscription service offerings to grow as our product sales increase and customer awareness around the dynamic requirements of unified network threat prevention and management becomes more pervasive.  In addition, there is an opportunity to sell subscription service offerings in conjunction with our product offerings in continuous data protection, SSL and email security and to our installed base of customers in the form of renewals of existing contracts along with additional services.

Cost of Revenue and Gross Profit

The following table shows the cost of revenue for product and the cost of revenue for license and service (in thousands, except for percentage data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	% Variance	2008	2007	% Variance

Product	$10,627	$10,148	5%	$32,478	$28,713	13%
License and service	5,150	4,167	24%	15,414	11,150	38%
Amortization of purchased technology	754	698	8%	2,262	1,516	49%
Total cost of revenue	$16,531	$15,013	10%	$50,154	$41,379	21%

Note — Effect of amortization of purchased technology has been excluded from product and license and service gross profit discussions below.

The following table shows the gross profit for product and the gross profit for license and service (in thousands, except for percentage data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Gross Profit Amount		Gross Profit		Gross Profit Amount		Gross Profit
	2008	2007	2008	2007	2008	2007	2008	2007

Product	$10,812	$15,241	50%	60%	$36,511	$42,928	53%	60%
License and service	26,689	21,430	84%	84%	79,984	60,394	84%	84%
Amortization of purchased technology	(754)	(698)	n/a	n/a	(2,262)	(1,516)	n/a	n/a
Total gross profit	$36,747	$35,973	69%	71%	$114,233	$101,806	69%	71%

Cost of Product Revenue and Gross profit

Cost of product revenue includes costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers, freight, related fulfillment cost, and overhead costs associated with our manufacturing operations.  Additionally, warranty costs and inventory provisions or write-downs are included in cost of product revenue.

In the three and nine month periods ended September 30, 2008, cost of product revenue increased by approximately 8% and 15%, respectively, on a per unit basis, and the number of units shipped decreased by approximately 3% and 2%, respectively, in comparison to the same periods last year.

In the three month period ended September 30, 2008 compared to the corresponding period of 2007, the cost of revenue increased in the UTM product category, but decreased in the SCM, SSL, and CDP product categories. In the UTM product category, the cost of revenue and the average cost per unit increased because of higher production costs related to our recently released NSA products (including our “E-Class” products), partially offset by decreased production cost per unit for TZ products due to lower component costs and a shift in contract manufacturers. The E-Class NSA products have significantly higher production costs compared to our other products while the volume on these products is generally lower compared to our other hardware appliance products. In the SCM product category, the cost of revenue decrease and the cost per unit increased as a result of fewer units sold and the mix within the product family. In the SSL product category, the cost of revenue and the cost per unit decreased significantly as a result of a shift in contract manufacturers. In the CDP product category, the cost of revenue decreased as a result of fewer units sold.

In the nine month period ended September 30, 2008 compared to the corresponding period of 2007, the cost of revenue increased in the UTM and SSL product categories, but decreased in the SCM and CDP product categories. In the UTM product category, the cost of revenue and the cost per unit increased as a result of significantly higher production costs related to our recently released E-Class NSA products, and other products in our NSA family, partially offset by decreased production cost per unit primarily in the TZ products due to lower component costs and a shift in contract manufacturers. The E-Class NSA products have significantly higher production costs compared to our other products while the volume on these products is generally lower compared to our other hardware appliance products. In the SSL product category, the cost of revenue and the cost per unit increased as a result of the timing of the Aventail acquisition and the significant cost differences between the acquired Aventail products and the products available in the prior period. In the SCM product category, the cost of revenue and the cost per unit decreased as a result of fewer units sold and the mix within the product family. In the CDP product category, the cost of revenue decreased and the cost per unit increased as a result of fewer units sold and the mix within the product family.

Gross profit and gross profit percentage from product sales in all four product categories decreased in the three month period ended September 30, 2008 compared to the same period in 2007. In the UTM category, the decrease was due to the combination of higher production costs per unit, and lower net revenue per unit, offset by an increase in unit volume. In the SCM category, the decrease was due to the combination of a decrease in unit volume, higher production costs per unit, and lower net revenue per unit. In the SSL category, the decrease was due to the combination of a decrease in unit volume, and lower net revenue per unit, offset by lower production costs per unit. In the CDP category, the decrease was due to the combination of a decrease in unit volume, and lower net revenue per unit.

Gross profit and gross profit percentage from product sales in the nine month period ended September 30, 2008 compared to the same period last year decreased in the UTM, SCM, and CDP product categories and increased in the SSL product category. In the UTM category, the decrease was due to the combination of a decrease in unit volume, higher production costs per unit, and lower net revenue per unit. In the SCM category, the decrease was due to the combination of a decrease in unit volume, and lower net revenue per unit, offset by lower production costs per unit. In the SSL category, the increase was due to the combination of an increase in unit volume, higher net revenue per unit, offset by higher production costs per unit. In the CDP category, the decrease was due to the combination of a decrease in unit volume, higher production cost per unit, offset by higher net revenue per unit.

We expect future product gross profit to erode to the extent that we experience downward pressure on product pricing or upward pressure on production costs.  A change in the mix of product sold could also change product gross profit and gross profit percentage.

Cost of License and Service Revenue and Gross profit

Cost of license and service revenue includes costs associated with the production and delivery of our license and service offerings, including technical support costs related to our service contracts, royalty costs related to certain subscription offerings, personnel costs related to the delivery of training, consulting, and professional services, and cost of packaging materials and related costs paid to contract manufacturers.  Cost of license and service revenue increased by 24% and 38%, respectively, in the three month and nine month periods ended September 30, 2008 as compared to the same periods last year, as set forth in the table above.  These increases were due primarily to the technical support costs associated with a larger base of license and subscription services customers.  In 2007, we started a process to “in-source” a portion of our technical support delivery to centers located in the United States and India.  The planning and other initial ramp up costs associated with these centers, without a corresponding decrease in costs associated with existing third party service providers, resulted in duplicate/redundant technical support expenses for a period of time, causing a decrease of the license and services gross profit percentage.  That process is now completed and we anticipate that period to period comparisons of the costs of license and service revenue as well as gross profit will become more relevant.

Amortization of Purchased Technology

Amortization of purchased technology represents the amortization of existing technology acquired in our business combinations accounted for using the purchase method.  Purchased technology is being amortized over the estimated useful lives of four to six years.  The increase in amortization for the three and nine month periods ended September 30, 2008 as compared to the same periods last year is primarily due to the addition of the amortization of purchased technology associated with our acquisition of Aventail, Inc. (“Aventail”).

Future amortization to be included in cost of revenue based on current balance of purchased technology, absent any additional investment, is as follows (in thousands):

Fiscal Year	Cost of Revenue
2008 (fourth quarter)	$754
2009	3,017
2010	2,374
2011	1,382
2012	1,382
Thereafter	1,234
Total	$10,143

Our gross profit has been and will continue to be affected by a variety of factors, including competition; the mix of products and services; new product introductions and enhancements; fluctuations in manufacturing volumes, the cost of components and manufacturing labor.

Operating Expenses

Research and Development

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands, except percentage data)	2008	2007	% Variance	2008	2007	% Variance

Expense	$11,411	$10,838	5%	$34,368	$28,930	19%
Percentage of total revenue	21%	21%		21%	20%

Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment, and supplies associated with enhancing existing products and developing new products.

For the three month period ended September 30, 2008, the increase in research and development costs in comparison to the same period last year was primarily due to increased facilities costs of $1.1 million allocated to product development resulting primarily from the partial closure of the Seattle office, offset by (1) lower share-based compensation expenses under SFAS 123R related to employee stock options and rights granted under the Employee Stock Purchase Program (“ESPP”) of $227,000; (2) decreased salaries and benefits of $134,000 resulting from adjustments to our 2008 bonus plan, offset by an increase in salary expenses; (3) and decreased legal expenses of $128,000 related to intellectual property matters and immigration related activity.

For the nine month period ended September 30, 2008, the increase in research and development costs in comparison to the same period last year was primarily due to (1) increased salaries and benefits of $3.2 million resulting primarily from increased headcount related to the Aventail acquisition; (2) increased facilities costs allocated to product development of $2.5 million resulting primarily from the Aventail acquisition with facilities in Seattle and India;  (3) higher localization costs associated with the development of new products and technologies of $544,000, and (4) increased travel related expenses of $171,000, offset by lower share-based compensation expenses under SFAS 123R related to employee stock options and rights granted under the ESPP of $1 million.

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

Sales and Marketing

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands, except percentage data)	2008	2007	% Variance	2008	2007	% Variance

Expense	$19,472	$20,023	-3%	$63,954	$54,547	17%
Percentage of total revenue	37%	39%		39%	38%

Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identity, costs related to customer support, travel, tradeshows, promotional and advertising costs, and related facilities costs.

For the three month period ended September 30, 2008, the decrease in sales and marketing expenses compared to the same period last year is primarily due to (1) decreased promotional and advertising costs of approximately $1.1 million; (2) decreased personnel costs of approximately $365,000 associated with lower contract service charges. These decreases were partially offset by higher expenses associated with our sales, marketing, and technical support facilities including rent, maintenance costs, telephone, and internet connectivity of approximately $904,000.

For the nine month period ended September 30, 2008, the increase in sales and marketing expenses compared to the same period last year is primarily due to (1) increased personnel costs, including salaries, commissions, contract labor, and other related employee benefits of approximately $7.3 million associated with the acquisition of Aventail and higher contract service charges; (2) increased expenses associated with our sales, marketing, and technical support facilities including rent, maintenance costs, telephone, and internet connectivity of approximately $2.4 million; and (3) increased travel related costs of approximately $855,000. These increases in sales and marketing expenses were partially offset by (1) decreased share-based compensation expenses under SFAS 123R related to employee stock options and rights granted under the ESPP of $822,000; and (2) decreased promotional and advertising costs of approximately $462,000;

General and Administrative

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands, except percentage data)	2008	2007	% Variance	2008	2007	% Variance

Expense	$3,957	$5,808	-32%	$14,135	$15,842	-11%
Percentage of total revenue	7%	11%		9%	11%

General and administrative expenses consist primarily of personnel costs, business insurance, corporate governance costs, professional fees, travel expenses, and related facilities costs.

The decrease for the three month period ended September 30, 2008 compared to the same period last year was primarily related to (1) a decrease in personnel costs of approximately $1.1 million primarily due to adjustments to the 2008 bonus plan; (2) lower share-based compensation expenses under SFAS 123R related to employee stock options and rights granted under the ESPP of $187,000; (3) a decrease in travel related costs of $67,000; (4) a reduction in facilities expenses of approximately $245,000; and (5) a decrease of $208,000 in professional accounting fees in conjunction with tax related matters.

The decrease for the nine month period ended September 30, 2008 compared to the same period last year was primarily related to (1) a decrease in personnel costs of approximately $420,000 primarily due to adjustments to the 2008 bonus plan offset by an increase in contract services; (2) lower share-based compensation expenses under SFAS 123R related to employee stock options and rights granted under the ESPP of $887,000; (3) a decrease in travel related costs of $79,000; and (4) a reduction in facilities expenses of approximately $331,000.

Amortization of Purchased Intangibles

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands, except percentage data)	2008	2007	% Variance	2008	2007	% Variance

Expense	$274	$302	-9%	$840	$413	103%
Percentage of total revenue	1%	1%		1%	0%

Amortization of purchased intangibles included in operating expenses represents the amortization of assets arising from contractual or other legal rights acquired in business combinations and excludes amortization of acquired developed technology which is included in cost of revenue.  Purchased intangible assets are being amortized over their estimated useful lives of three to eight years.

The decrease in amortization expense in the three month period ended September 30, 2008 compared to the same period last year is primarily due to the completion of the amortization of the finite-lived intangibles related to the acquisition of Mailfrontier of approximately $29,000.

The increase in amortization expense in the nine month period ended September 30, 2008 compared to the same period last year is primarily due to the increase in the amortization of acquired intangibles from Aventail Corporation of $495,000 partially offset by the completion of the amortization of the finite-lived intangibles related to the acquisition of Mailfrontier of approximately $67,000.

Future amortization to be included in operating expense based on the current balance of purchased intangibles absent any additional investment is as follows (in thousands):

Fiscal Year	Operating Expense
2008 (fourth quarter)	$274
2009	1,095
2010	1,095
2011	1,095
2012	1,007
Thereafter	2,475
Total	$7,041

Restructuring Charges

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands, except percentage data)	2008	2007	% Variance	2008	2007	% Variance

Expense	$(87)	$-	100%	$1,683	$-	100%
Percentage of total revenue	0%	0%		1%	0%

During the first quarter of fiscal year 2008, the Company commenced the implementation of a 2008 restructuring plan associated primarily with the relocation of support activities, the closure of facilities in Pune, India and Sunnyvale, California, and other employee reductions for the purpose of better integration and alignment of Company functions.  The restructuring activities were recorded in accordance with Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). Accordingly, the Company recorded approximately $1.0 million in restructuring expenses related to costs associated with the termination of 21 employees across multiple geographic regions and functions, primarily related to severance, benefits and related costs.  Furthermore, the Company recorded additional restructuring costs of $0.8 million in connection with facilities and property and equipment that was disposed of or removed from service.

In-Process Research and Development

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands, except percentage data)	2008	2007	% Variance	2008	2007	% Variance

Expense	$-	$1,930	-100%	$-	$1,930	-100%
Percentage of total revenue	0%	4%		0%	1%

Our methodology for allocating the purchase price for purchase acquisitions to in-process research and development (“IPR&D”) is determined through established valuation techniques and analysis applicable to the high-technology internet security industry. IPR&D is expensed to product development expenses upon acquisition because technological feasibility has not been established and no future alternative use exists. The IPR&D for the three and nine month periods ended September 20, 2007 is related to the acquisition of Aventail Corporation.

Interest Income and Other Expense, Net

Interest income and other expense, net consists primarily of interest income on our cash, cash equivalents, and investments, and was $1.1 million and $3.0 million, respectively, for the three month periods ended September 30, 2008 and 2007 and $5.3 million and $8.8 million for the nine month periods ended September 30, 2008 and 2007, respectively. Fluctuations in the amount of invested cash and short-term interest rates directly influence the interest income we recognize. The decrease for the three and nine month periods ended September 30, 2008 was caused by a combination of a significantly lower overall balance in our investment portfolio due to our share repurchase program and lower investment yields.

Provision for Income Taxes

The provision for income taxes in the three month periods ended September 30, 2008 and 2007 was $2.3 million and $0.3 million, respectively, and $3.2 million and $3.4 million for the nine month periods ended September 30, 2008 and 2007, respectively.  As of September 30, 2008, the Company continued to have a partial valuation allowance against its net deferred tax assets. The Company believes that its deferred tax assets will more likely than not be realized with the exception of certain acquired net operating losses. Valuation allowances have been recorded for this portion of the deferred tax assets as a result of the uncertainties regarding realization of the assets based upon the limitation on the use of the net operation losses in the future.

The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. For the nine months ended September 30, 2008, the effective income tax rate was 68.8%, compared to 37.5% for the nine months ended September 30, 2007.  The effective income tax rate for the period ended September 30, 2008 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense and state income taxes which were offset by state research and development tax credits. The effective income tax rate for the period ended September 30, 2007 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense, state income taxes, non-deductible meals and entertainment costs, offset by federal and state research and development tax credits, and the Company's full valuation allowance position against its net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

We ended September 30, 2008 with $99.1 million in cash, cash equivalents, and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, a decrease of $129.9 million as compared to fiscal 2007 year end.  The decrease is primarily caused by (1) the repurchase of 9.7 million shares at an aggregate purchase price of $79.4 million; and (2) the reclassification of $67.0 million of our auction rated securities and non-government insured asset backed securities to long-term investments due to the current illiquidity of the markets. A more detailed discussion of these securities is included under Item 3 of this Quarterly Report on Form 10-Q under the heading “Financial Market Risk”.

Our primary source of cash is receipts from product, license, and service revenue.  The primary uses of cash are payments for the production of our products, payroll (salaries and related benefits), acquisition related activities, general operating expenses (marketing, travel, office rent), and the repurchase of shares of common stock under our share repurchase program.

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2008 totaled $13.9 million. Cash provided by operating activities was the result of the net income adjusted by non-cash items such as SFAS 123R related share-based compensation expense and excess tax benefits of $6.1 million, depreciation and amortization expense of $6.6 million, and changes in our operating assets and liabilities of ($0.2) million.  The main drivers of the changes in operating assets and liabilities are as follows:

▪
Accounts receivable decreased due to the timing of collections.  Our DSO in accounts receivable was 38 days at September 30, 2008 compared to 42 days at December 31, 2007.  The decrease in DSO was primarily due to the timing of shipments and billings, combined with customers taking advantage of early payment discounts.  Collection of accounts receivable and related DSO will continue to fluctuate in future periods due to the timing and amount of our future shipments and billings, the payment terms that we extend to our customers, and the effectiveness of our collection efforts.

▪	The increase in Inventories was primarily related to the expansion of our product line with the release of E-Class NSA and NSA UTM products.

▪	The increase in accounts payable was primarily due to an increase in the level of cost of goods sold and operating expenses and the timing of payments to our vendors.

▪
The decrease in accrued payroll and related benefits was primarily attributed to (1) the payment of bonuses under our 2007 Incentive Compensation Plan and bonuses payments made to former Aventail employees under plans assumed as part of the Aventail acquisition; (2) a decrease in the accrued commission; and (3) a decrease in the ESPP withholding due to the regular ESPP purchase event on August 29, 2008. These reductions were partially offset by an increase in the vacation accrual.

▪
The slight decrease in other accrued liabilities is primarily due to (1) the final payment of the remaining escrow amount related to the acquisition of Mail Frontier; (2) payments made in connection with our annual partner and employee recognition events; and (3) a decrease in professional fees caused by the timing and size of audit and tax projects. These reductions were offset by an increase in taxes payable and an accrual related to the partial closure of our facilities in Seattle, WA.

▪	Deferred revenue increased due to increased sales of subscription services as well as an increase related to shipments to distributors whereby revenue is recognized on a sell-through basis.

Cash provided by operating activities for the nine months ended September 30, 2007 totaled $46.5 million. Cash provided by operating activities was the result of the net income adjusted by non-cash items such as depreciation and amortization expense of $4.0 million, SFAS 123R related share-based compensation expense of $10.4 million, in-process research and development expense of $1.9 million, and changes in our operating assets and liabilities of $24.7 million.  The main drivers of the changes in operating assets and liabilities are as follows:

▪
Accounts receivable decreased due to the timing of the collections.  Our DSO in accounts receivable was 40 days at September 30, 2007 compared to 34 days for the same period in 2006.  The increase in DSO at September 30, 2007 as compared to the same period in 2006 was primarily due to the timing of shipments and billings, combined with an increase in revenue.

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

Investing Activities

Net cash provided by investing activities for the nine month period ended September 30, 2008 was $63.6 million, principally as a result of (1) the net sale and maturity of $66.1 million of investments, (2) change in restricted cash in escrow of $1.4 million, and (3) the purchase of $3.8 million in property and equipment.

For the nine month period ended September 30, 2007, net cash provided by investing activities was $19.1 million, principally as a result of (1) the acquisition of Aventail Corporation for $25.3 million, net of cash acquired; (2) the net sale and maturity of $11.1 million of investments; (3) the purchase of $5.0 million in property and equipment; and (4) an increase in restricted cash in escrow of $49,000.

Financing Activities

Net cash used in financing activities for the nine month period ended September 30, 2008 was $72.1 million, of which $79.4 million was used to buyback common stock under the Company’s stock repurchase program, partially offset by (1) $5.3 million provided by common stock issuances through option exercises and purchase of shares under the ESPP, and (2) $2.0 million of excess tax benefits from share-based compensation.

Net cash used in financing activities was $22.2 million for the nine month period ended September 30, 2007 consisted of $29.4 million used under our stock repurchase program, partially offset by $7.2 million provided by common stock issuances as a result of option exercises and purchase of shares under the ESPP.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

We do not have any debt, long-term obligations or long-term capital commitments. The following summarizes our principal contractual commitments as of September 30, 2008 (in thousands):

		Payments Due by Period
		Less Than	1 to 3	3 to 5
Contractual Obligations	Total	One Year	Years	Years	Thereafter
Operating lease obligations	$11,186	$2,842	$4,379	$2,815	$1,150
Non-Cancelable Purchase obligations	$10,933	$10,933	-	-

We outsource our manufacturing function to third party contract manufacturers, and as of September 30, 2008 we had purchase obligations totaling $12.3 million. Of this amount, $8.8 million cannot be cancelled and is payable within one year. We are contingently liable for any inventory owned by a contract manufacturer that becomes excess and obsolete. As of September 30, 2008, $166,000 had been accrued for excess and obsolete inventory. In addition to the obligations related to inventory, in the normal course of business we had $2.1 million in other non-cancelable purchase commitments.

Recent Accounting Pronouncements

The information contained in Note 11 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q is hereby incorporated by reference into this Part I, Item 2.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investment portfolio.  In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities,” we have classified our investments as available-for-sale.  Investments that are classified as available-for-sale are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.  As of September 30, 2008, our cash, cash equivalents and investment portfolio included money-markets securities, Auction Rate Securities (ARS), Asset Backed Securities (ABS), corporate bonds, municipal bonds, and commercial paper. A hypothetical 100 basis point change in the floating interest rates applicable to the September 30, 2008 balance would result in a change in annual interest income of approximately $1.7 million.

As stated in our investment policy, we are adverse to principal loss and further the goal of preservation of our invested funds by limiting default and market risk.  We mitigate default risk by investing in only investment-grade instruments.  We do not use derivative financial instruments in our investment portfolio.

At September 30, 2008, included within our investment portfolio are $55.3 million of investments in ARS and $40.0 million of ABS. Refer to Note 12, “Fair Value of Financial Instruments” in Part 1 Item 1 and information under the heading “Financial Market Risk” in Part 1 Item 3, respectively, of this report for additional information.

Foreign Currency Risk

We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars.  For the nine month period ended September 30, 2008, we earned approximately 34% of our revenue from international markets. We may, in the future, denominate these transactions in various local currencies. Because our sales are currently denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency.  A weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies.  As our base of international operations expands, a greater percentage of our employee base will be paid in local currency.  This expansion increases our exposure to emerging market currencies, which can have extreme currency volatility.  As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets in which we do business.  We have minimal cash balances denominated in foreign currencies.  We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.

As our business model changes to include greater international participation, our exposure to foreign currency risk increases. We will continue to monitor our exposure to such risks. We cannot, however, assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

Financial Market Risk

Included within our investment portfolio at September 30, 2008 were ARS that we purchased for $55.3 million whose underlying assets are primarily student loans which are substantially backed by the federal government and ABS that were purchased for $40.0 million whose underlying assets are all prime mortgages of which approximately 65% of the ABS are backed by the federal government.  The ARS are currently rated AAA, the highest rating, by a rating agency.  Beginning in February 2008, auctions for certain of these securities failed due to insufficient bids from buyers.  In October 2008, we have received an offer from one of our investment banks whereby the bank would purchase over 80% of these securities at par anytime during a two-year period beginning June 30, 2010. The market for the non-government backed ABS securities has been illiquidity for the past three quarters. We may not be able to access these funds until we receive the offered amount from our investment bank, future auctions for the auction rate securities in our portfolio are successful or until we sell the securities in a secondary market which currently is very volatile and has experienced discount rates of up to 25% for similar investments.  Although there have been recent instances of redemptions at par by municipalities through refinance of new debt along with speculation that the federal government will provide incentive plans to spur the refinancing activities, the ARS and non-government backed ABS investments currently lack short term liquidity and were therefore reclassified as non-current on our September 30, 2008 balance sheet.  We will continue to evaluate any changes in the market for ARS and ABS.  Depending upon future market conditions, we may be required to record an other-than-temporary decline in market value.  In such an event, the Company’s financial condition, cash flow and reported earnings could be negatively affected.

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

Changes in Internal Control over Financial Reporting

During the nine month periods ended September 30, 2008, there have not been any changes in our  internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

Included within our investment portfolio at September 30, 2008, were auction rate securities and asset backed securities that we purchased for $55.3 million and $40 million, respectively. Approximately 65% of the asset backed securities are backed by the federal government. Beginning in February 2008, auctions for certain auction rate securities failed due to insufficient bids from buyers and the markets for certain of the non-government asset backed securities became illiquid.  In October 2008, we received an offer from one of our investment banks whereby the bank would purchase over 80% of our auction rate securities at par anytime during a two-year period beginning June 30, 2010. If we do not accept this offer, we will not be able to access these funds until future auctions for the auction rate securities in our portfolio are successful or until we sell the securities in a secondary market which currently is very volatile and has experienced discount rates of up to 25%. We believe certain of these investments currently lack short term liquidity and were therefore classified as non-current on our September 30, 2008 balance sheet.  If these auctions continue to fail and the credit ratings of these investments deteriorate, the fair value of these auction rate securities may decline.  If uncertainties in the credit and capital markets continue or if the Company experiences any rating downgrades on any investments in its portfolio, we may be required to record an other-than-temporary decline in market value. In either event, our financial condition, cash flow and reported earnings could be negatively affected.

Weakening economic conditions is certain geographic areas can adversely impact our operating results.

The direction and strength of certain economies, particularly the economies of the United States and Europe, have recently become increasingly uncertain due to rising energy prices, the availability of credit, difficulties in the banking and financial services sectors, softness in the housing market, market liquidity, and geopolitical uncertainties. If economic growth in the United States and the other geographic areas in which we do business is slowed, the ability of our suppliers to finance their activities may be reduced, our customers may delay or reduce technology spending and our distributors may delay or reduce their orders to us. In addition, if our distributors experience degradation in their ability to obtain credit, they may be unable to meet their payment obligations to us. Each of these factors would likely have an adverse impact on our operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities (in thousands, except per-share amounts)

The activity under the Company’s share repurchase program for the 3 month period ended September 30, 2008 was as follows:

	(in thousands, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2008 to July 31, 2008	109	$6.99	109	$-
August 1, 2008 to August 31, 2008	-	$-	-	$-
September 1, 2008 to September 30, 2008	-	$-	-	$-
Total	109		109

The aggregate purchase price of the common stock repurchased were $763,000 and $19.7 million, respectively, for the three month periods ended September 30, 2008 and 2007.  As of September 30, 2008, the Company had repurchased and retired 25.9 million shares of our common stock at an average price of $7.73 per share for an aggregate purchase price of $200.0 million under the share repurchase program originally authorized by the Company’s Board of Directors in November 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Number	Description

10.1
SonicWALL, Inc. Amended 2008 Inducement Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2008)

10.2	SonicWALL, Inc. Deferred Compensation Plan as amended and restated August 8, 2008

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a)-, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California.

SONICWALL, INC.

By:                                   /s/ Robert D. Selvi
Robert D. Selvi
Chief Financial Officer

Dated: October 31, 2008

INDEX TO EXHIBITS

Number	Description

10.1
SonicWALL, Inc. Amended 2008 Inducement Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2008)

10.2	SonicWALL, Inc. Deferred Compensation Plan as amended and restated August 8, 2008

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a)-, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.