Form 10-K
period 2008-12-31
SONICWALL INC
filed 2009-03-06
CIK 1093885

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the NASDAQ Global Market on that date) was approximately $334,105,784.  Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2009, there were 53,771,515 shares of the Registrant’s Common Stock outstanding.  This is the only outstanding class of common stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement for its 2009 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEM 1.  Business

Overview

SonicWALL designs, develops, manufactures, and sells network security, content security, and business continuity solutions for businesses of all sizes.  Our products are designed to provide secure Internet access to both wired and wireless broadband customers, enable secure Internet-based connectivity for distributed organizations, inspect  the content entering and leaving our customers networks, protect organizations against inbound and outbound email threats, and provide business continuity in the case of data or connectivity loss.  We believe our security appliances and software provide high-performance, robust, reliable, easy-to-use, and affordable security solutions for our customers.  Additionally, our Internet security products are designed to make our customers more productive and more mobile, while still maintaining a high level of security.  As of December 31, 2008, we have sold more than 1.3 million of our Internet security appliance platforms worldwide.  We also sell value-added services for our security appliances, including content filtering, anti-spam protection, client anti-virus protection, integrated gateway anti-virus, anti-spyware, email protection, offsite data backup, and intrusion prevention on a subscription basis and license software packages such as our Global Management System (“GMS”), our Global VPN Client, and our email security licenses.  Our GMS solutions enable distributed enterprises and service providers to manage and monitor a large number of SonicWALL Internet security appliances and deploy our security software and services from a central location thereby reducing staffing requirements, increasing the speed of deployment and lowering costs.  Our Global VPN Client provides mobile users with a simple, easy-to-use solution for securely accessing the network.

Our products and services are sold, and software licensed, through a two tiered distribution model: first to distributors and then to resellers, who provide solutions using our products, services, and software to end-user customers.

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

Increasing Use of Broadband Access Technologies

The connection speed by which individuals, businesses and enterprises of all sizes connect to the Internet is increasing.  Small to medium enterprises, branch offices, and consumers are shifting from dial-up connections to substantially faster and always connected broadband technologies such as digital subscriber lines (“DSL”) and cable Internet access.  Larger enterprises are moving from T1 connectivity to T3 connectivity and in some cases to OC-3 or Ethernet connectivity.  These broadband connections allow for substantially faster Internet access among many simultaneous users.  Additionally, as Internet access speeds increase, both network bandwidth and network traffic speeds have significantly increased, further reflecting the ubiquity and the importance of the Internet to business operations.

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

We believe solutions that integrate hardware, software, and service elements overcome many of the shortcomings of solutions based upon software alone.  Software based security solutions can be difficult to install and manage, often requiring dedicated and highly skilled in-house information technology (“IT”) personnel.  Additionally, software only security solutions can also be difficult to integrate within networks, often requiring installation of dedicated server equipment and the use of complex load balancing switches to ensure reliable, high-speed performance.  Our integrated solution approach can overcome many of these limitations by integrating multiple security and productivity functions into easy-to-deploy devices that are interoperable with many industry standards.  These integrated solutions can remain current through automatic update services.

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

SSL-VPN allows any user in any location where internet connectivity is available to connect to any network resource reliably and conveniently, with enhanced levels of security.  SSL-VPN does not establish a network-layer connection between users and the VPN gateway.  Rather, connections are established at the transport layer.  The Web browser on the user’s device provides the means for establishing an encrypted tunnel between the user’s device and the SSL-VPN gateway.  Through a Web browser, users can access applications and resources behind the gateway.  SSL-VPN solutions were originally designed for large enterprises with a feature set and price that exceeded SMB needs and means.  This situation is changing with a new generation of SSL-VPN product offerings specifically designed to meet the remote access needs of SMBs at affordable prices.

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

•
Inorganic Growth.  We intend to continue to explore corporate opportunities, such as our acquisitions of Lasso Logic, MailFrontier, and Aventail, to enhance our ability to broaden the product range that we bring to the market.  Where appropriate, we may license, OEM, or acquire technologies in order to better address the current and future requirements of our customers.

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

Security Appliances

SonicWALL Internet security appliances vary with respect to the number of supported users, the number of ports, product features, processor speed, and scalability.  During 2008, we introduced the next generation solutions for all of our PRO products, certain TZ appliances, all of our CDP offerings and certain SSL products.  These next generation security appliances provide new and existing customers with new security and productivity features and capabilities.  SonicWALL maintains an ongoing development effort to continuously improve and advance our platforms.

SonicWALL’s current generation line of security appliances can be categorized into the following groups. Each group provides appliances for small, medium, and large networks and businesses.

SonicWALL Unified Threat Management (UTM) appliances.  The UTM appliances consist of the TZ, PRO/ NSA, and NSA E-class appliance series. The TZ series is a security platform for home, small and remote/branch offices. The TZ series offerings include wireless features. The PRO series is designed to provide a comprehensive security platform for complex networks. The Network Security Appliance (NSA) and the NSA E-class appliance series represent our higher performance UTM appliances and are designed to provide a comprehensive security platform for complex networks.

SonicWALL SSL VPN appliances.  The SSL-VPN series is designed to provide a secure remote network and application access solution that requires no pre-installed client software.  Utilizing only a standard Web browser, users can access e-mail, files, intranets, remote desktops (including both full desktop and individual application access), and other resources on the corporate LAN from any location.

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

SonicWALL Data backup appliances.  The  Continuous Data Protection (CDP) Backup and Recovery appliance is an integrated, end-to-end backup and recovery solution for businesses and remote offices that is designed to provide automatic, real-time, disk-based data backup for productivity files, Microsoft Exchange, SQL Server, and business applications, as well as remote laptops and desktops.  This appliance also integrates “bare metal restore” capability, allowing full data restoration in circumstances where a catastrophic disk failure has occurred.

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

SonicWALL Enforced Anti-Virus and Anti-Spyware Client. Our enforced anti-virus and anti-spyware subscription service for desktops and laptops integrates with our security appliances to deploy and maintain anti-virus and anti-spyware software for each user on the network without the need for desktop-by-desktop installation, configuration, and maintenance.  Users of this service receive automatic anti-virus and anti-spyware updates to all network nodes.

SonicWALL Gateway Anti-Virus, Anti-Spyware, and Intrusion Prevention. SonicWALL Gateway Anti-Virus, Anti-Spyware, and Intrusion Prevention Service are a bundled offering designed to provide a fully integrated approach against sophisticated application layer and content-based attacks.  Utilizing a deep packet inspection architecture, SonicWALL Gateway Anti-Virus, Anti-Spyware, and Intrusion Prevention Service is designed to secure the network from the core to the perimeter against a comprehensive array of dynamic threats and software vulnerabilities.

SonicWALL Anti-Virus, Email Security. SonicWALL Anti-Spam / Email Security provides effective, high-performance and easy-to-use inbound and outbound email threat protection. This self-running, self-updating solution, delivers powerful protection against spam, virus and phishing attacks in addition to preventing leaks of confidential information. Combining anti-spam, anti-phishing, content filtering, policy management and content compliance capabilities in a single seamlessly integrated solution, SonicWALL Anti-Spam / Email Security solutions provide powerful protection without complexity.

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

For network administrators, managing security for distributed networks on a site-by-site basis places a strain on resources.  Visits to remote sites to setup security, inspect security installations, or provide training to local personnel is time consuming, expensive and impractical.  Administrators cannot be certain that every installation in the distributed network is complying with company security policies.  To address these realities, SonicWALL’s Global Management System (“GMS”) is designed to provide network administrators with configuration and management tools to globally define, distribute, enforce, and deploy the full range of security application services and upgrades for thousands of SonicWALL Internet security appliances.

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

-	Our client anti-virus services provide comprehensive virus protection with automatic updates and minimal administration.

-
Our gateway anti-virus, anti-spyware, and intrusion prevention services shield networks from infection from malicious code by blocking transmissions through the gateway and disrupting background communications from existing spyware programs that transmit confidential data.

-	Our content filtering service enables customers such as businesses, schools, government agencies, and libraries to restrict access to objectionable or inappropriate web sites.

-	Our Secure Content Management solutions provide an end-to-end comprehensive protection against spam, virus, Spyware, intrusion and other vulnerabilities.

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

The SonicWALL’s UTM appliance solutions provide the following core features:

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

The SonicWALL security solutions offer the following options for device management:

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

The SonicWALL SSL solutions provide the following core features:

•
The SonicWALL Aventail E-Class Secure Remote Access offerings are clientless SSL VPN solutions that deliver secure, easy-to-manage remote access for mobile enterprise organizations, supporting up to 2,000 concurrent users from a single appliance.

•	The SonicWALL SSL VPN Series provides organizations of all sizes with an affordable, simple and secure remote network and application access solution that requires no pre-installed client software.

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

•
Gateway Anti-Virus.  Our gateway anti-virus service is intended to provide anti-virus protection throughout a business and across a distributed network and delivers protection for high threat viruses and malaria by conducting inspections over the most common protocols used in today's networked environments.  Automatic anti-virus updates are available for all network nodes to protect them from new virus outbreaks.

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

Competition

The market for Internet security solutions is global and highly competitive.  Competition in our market has increased over the past year, and we expect competition to further intensify in the future.  There are few substantial barriers to entry.  Additional competition from existing competitors and new market entrants will likely occur in the future.

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

Principal competitors in our markets include, but are not limited to the following, all of which sell worldwide or have a presence in most of the major markets for such products:

•	Enterprise firewall software vendors such as Check Point, Microsoft, and Symantec;

•	Network equipment manufacturers such as Cisco Systems, Lucent Technologies, and Checkpoint;

•	Security appliance suppliers such as WatchGuard Technologies, Fortinet, and Juniper Networks;

•	Content security suppliers such as Barracuda Networks and McAfee.

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

Customer Service and Technical Support

We offer our customers a complete range of support programs that include electronic support, product maintenance, and personalized technical support services on a worldwide basis.  We offer direct support to customers in North America, Europe, Japan, and selected countries in Asia Pacific.  Support services in other locations are provided through SonicWALL distributors.  We now have customer support centers located in California, Arizona, Washington, The Netherlands, Japan, and India.  A small portion of our technical support function is outsourced to third party service providers under agreements that may be cancelled upon advance written notice of either 90 or 180 days.  The benefits of having our technical support in-house include the increased quality and dedication of our personnel and enhancing our ability to take advantage of additional selling opportunities.

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

Customers

We sell our products primarily through distributors who then sell them to authorized resellers who in turn market and sell our products to end-user customers.  Our top worldwide distributors based on revenues in the year ended December 31, 2008 were Alternative Technology, Ingram Micro, and Tech Data.

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

We believe that SonicWALL solutions are ideally suited for the indirect channel business model.  We market and sell our solutions in this indirect channel through a two-tiered distribution structure consisting of distributors and authorized resellers in the United States and over 50 other countries.  Distributors and authorized resellers accounted for approximately 99% of our total revenue for the year ended December 31, 2008.  Authorized resellers, including systems integrators, ISPs, dealers, and mail order online catalogs, generally purchase our products from our distributors and then sell our products to end-users in our target markets.

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

Domestic Channel.  In the Americas, the primary distributors of our products to resellers are Alternative Technology, Inc., Tech Data Product Management, Inc., and Ingram Micro, Inc.  Alternative Technology accounted for 16%, 18%, and 18% of total revenue in 2008, 2007, and 2006, respectively.  Tech Data accounted for approximately 17%, 17%, and 18% of total revenue in 2008, 2007, and 2006, respectively.  Ingram Micro accounted for approximately 16%, 16% and 17% of total revenue in 2008, 2007, and 2006, respectively.

Domestic resellers receive various benefits and product discounts, generally depending on the level of purchase commitment and achievement.  Our standard reseller program offers access to sales and marketing materials.  Certain of our resellers qualify for our Medallion program, which extends those benefits by adding access to an expanded set of partnership benefits including sales and marketing tools, priority technical support and other benefits.

International Channel.  We believe there is a strong international market for our products.  International sales represented approximately 34%, 32%, and 31%, of our total revenue in 2008, 2007, and 2006.  We direct substantially all of our international resellers to an appropriate distributor in each territory.  We support our international distributors by offering customizable marketing materials, sales tools, leads, co-operative marketing funds, joint advertising, discounted demonstration units, and training.  We also participate in regional press tours, trade shows, and seminars.

Original Equipment Manufacturer Channel.  From time to time we may enter into select original equipment manufacturer relationships in order to take advantage of opportunities to rapidly penetrate certain target markets.  We believe these opportunities expand our overall market while having a minor impact on our own indirect channel sales.

Research and Development

We believe that our future success will depend in large part on our ability to develop new and enhanced Internet security solutions and our ability to meet the rapidly changing needs of our target customers who have broadband access to the Internet.  We focus our research and development on evolving Internet security needs.  We have made substantial investments in hardware, firmware, and software, which are critical to drive product cost reductions and higher performance solutions.  Our research and development activities are primarily conducted at our headquarter facilities in Sunnyvale, California.

Intellectual Property

We currently rely on a combination of patent, trademark, copyright, and trade secret laws, confidentiality provisions and other contractual provisions to protect our intellectual property.  Our intellectual property program consists of an on-going patent disclosure and application process, the purchase of intellectual property assets and the licensing of intellectual property from others.  We plan to continue our aggressive plan to build our intellectual property portfolio.  We believe that the duration of the patents we have been granted is adequate relative to the expected market lives of our products.  Despite our efforts to protect our intellectual property, unauthorized parties may misappropriate or infringe our intellectual property.  We plan to aggressively pursue any such misappropriation or infringement of our intellectual property.  Our patent applications may not result in the issuance of any patents.  Even if we obtain the patents we are seeking, that will not guarantee that our patent rights will be valuable, create a competitive barrier, or will be free from infringement.  Furthermore, if any patent is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection.  We face additional risk of adequately protecting our intellectual property when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws.  In addition, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

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

Manufacturing

We currently outsource our hardware manufacturing and assembly to contract manufacturers in the U.S. and Taiwan.  Typically, the agreements with our contract manufacturers specify an initial term of one (1) year with automatic yearly renewal terms unless terminated by either party upon 90 days prior written notice.  Outsourcing our manufacturing and assembly enables us to reduce fixed overhead and personnel costs and to provide flexibility in meeting market demand.

We design and develop the key components for the majority of our products.  In addition, we generally determine the components that are incorporated in our products and select the appropriate suppliers of these components.  Product testing and burn-in are performed by our contract manufacturer using tests that we typically specify.

As part of our design and development activity, we constantly review environmental and safety regulations in the jurisdictions in which we do business.  Working with our contract manufacturers, we review the applicability of these regulations to our products and the established timetables for implementation of the regulations to position us to meet various environmental and safety restrictions on product content.

Information about Segments and Geographic Areas

Financial information relating to our segments and information on revenues generated in different geographic areas are set forth in Note 10, entitled “Segment Reporting,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.  In addition, information regarding risks attendant to our foreign operations is set forth under the heading “RISK FACTORS” included later in this report.

Employees

As of December 31, 2008, we had 820 employees.  Of these, 231 were employed in sales and marketing, 60 in finance and administration, 293 in research and development and 236 in support and operations.  We are not party to any collective bargaining agreements with our employees and we have not experienced any work stoppages.  We believe we have excellent relations with our employees.

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

Sales to three major distributors account for a significant amount of our revenue, and if they or others cancel or delay purchase orders or fail to pay us in a timely fashion, and we are unable to offset these factors our revenue may decline and the price of our stock may fall.

Sales through Alternative Technologies, Tech Data, and Ingram Micro account for a significant portion of our revenue.  For the fiscal years ended December 31, 2008, 2007, and 2006, substantially all of our sales were to distributors and authorized resellers as shown in the following table, expressed as a percentage of total revenue:

	2008	2007	2006
Distributors/Resellers	99%	98%	98%

Sales through Alternative Technologies, Tech Data, and Ingram Micro for the fiscal years ended December 31, 2008, 2007, and 2006 represented the following percentages of total revenue:

	2008	2007	2006
Alternative Technology	16%	18%	18%
Tech Data	17%	17%	18%
Ingram Micro	16%	16%	17%

For the fiscal year ended December 31, 2008, our top 10 distributors and resellers accounted for 67% of our total revenue.  In 2007 and 2006, our top 10 distributors and resellers accounted for 67% and 69%, respectively of total revenue.

We anticipate that sales of our solutions to relatively few distributors will continue to account for a significant portion of our revenue.  Although we have renewable one-year agreements with Alternative Technologies, Tech Data, and Ingram Micro and certain other large distributors, these contracts are subject to termination at any time.  We cannot assure you that any of these distributors will continue to place orders with us, that orders will continue at the levels of previous periods, or that we will be able to obtain large orders from new distributors or resellers.  We also anticipate that sales of our solutions to certain enterprise customers will account for an increasing portion of our revenue.  We cannot assure you that sales to enterprise customers will materialize at anticipated levels.  The current financial turmoil impacting the banking system and financial markets has resulted in a tightening in the credit markets.  This lowering of the level of liquidity in the credit markets may impact the ability of our distributors to obtain credit to finance purchases of our products and services. If any of the foregoing should occur, our rate of revenue growth will suffer, our revenue may decline and our business will be adversely affected.

In addition, Alternative Technology, Tech Data, and Ingram Micro represented the following dollar amount and percentages of our accounts receivable balance (in millions, except for percentages):

	December 31,
	2008		2007		2006
Alternative Technology	$2.8M	13%	$1.1M	4%	$5.3M	23%
Tech Data	$2.0M	10%	$3.1M	12%	$1.9M	8%
Ingram Micro	$2.5M	12%	$3.6M	14%	$4.0M	17%

In the event the liquidity of our distributors or enterprise customers is adversely impacted by the current uncertainties in the financial markets, they may be unable to pay us in a timely manner. The failure to receive timely payment from our distributors or enterprise customers could adversely affect our balance sheet, our results of operations and our creditworthiness.

If we are unable to compete successfully in the highly competitive market for Internet security products, software, and services, our business could be adversely affected.

The market for Internet security products, software, and services is global and highly competitive.  Competition in our market continues to increase, and we expect competition to further intensify in the future.  There are few substantial barriers to entry and additional competition from existing competitors and new market entrants will likely occur in the future.  Current and potential competitors in our markets include, but are not limited to, Check Point, Microsoft, Symantec, Cisco Systems, Lucent Technologies, Nokia, Fortinet, WatchGuard Technologies, Barracuda Networks, and Juniper Networks, all of which sell worldwide or have a presence in most of the major markets for such products.

Competitors to date have generally targeted the security needs of enterprises of every size with firewall and VPN products that range in price starting from below $400 to more than $35,000.  We may experience increased competitive pressure for some of our products, software, and services.  This increased competitive pressure may result in both lower prices and gross profits.  Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, technical, marketing, and other resources than we do.  Some of our competitors focus all of their attention on a single market area rather than offering a comprehensive suite of security solutions and services.  In addition, our competitors may bundle products, software and services that are competitive to ours with other products, software and services that they may sell to our current or potential customers.  These customers may accept these bundled offerings rather than separately purchasing our offerings.  If any of the foregoing were to occur, our business could be adversely affected.

The current financial crises in the United States and the global capital and credit markets can adversely affect our revenue, results of operations and overall financial strength.

Recent turmoil in the world financial markets, the present economic slowdown and the uncertainty over its breadth, depth and duration may continue to put pressure on the global economy and have a negative effect on our business. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets could lead to an extended economic recession in the United States and worldwide.  Financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others.  Governments have taken unprecedented actions intended to address extreme market conditions, such as severely restricted credit, declines in real estate values and unemployment.  There can be no assurance that the deterioration in financial markets will not impair our operating results.  If conditions in the global economy, United States economy or other key vertical or geographic markets remain uncertain or weaken further, we could experience material adverse impacts on our business, overall financial condition, results of operations, cash flow, capital resources and liquidity.

Difficulty predicting our future operating results or profitability due to volatility in general economic conditions and in the security, productivity, mobility, and data protection markets may result in a misallocation in spending, and a shortfall in revenue which would harm our operating results.

Changes in general economic conditions and the volatility in the demand for network security, content security, and business continuity solutions are two of the many factors underlying our inability to predict our revenue for a given period.  Our operating results may be affected by uncertain or changing economic conditions impacting particular customer and geographic segments of our business.  If global economic conditions remain uncertain, persist or deteriorate further, we may experience material impact on our operating results and overall financial condition. A large proportion of our expenses for product development, sales and marketing are fixed for a particular quarter or year, and therefore, we may be unable to implement an immediate decrease in our spending in time to compensate for any unexpected quarterly or annual shortfall in revenue.  As a result, any shortfall in revenue would likely adversely affect our operating results.  For the year ended December 31, 2008, we reported a net income of $4.9 million.  For the year ended December 31, 2007, we reported a net income of $28.6 million.  For the year ended December 31, 2006, we reported a net loss of $10.8 million.  Our accumulated deficit as of December 31, 2008 is $121.2 million.  We do not know if we will be able to sustain profitability in the future.

The selling prices of our solution offerings may decrease, which may reduce our gross profits.

The average selling prices for our solution offerings may decline as a result of competitive pricing pressures, an overall reduction in demand for our products and services, a change in our mix of products, software, and services, anticipation of introduction of new functionality in our products or software, promotional programs and customers who negotiate price reductions in exchange for longer-term purchase commitments.  In addition, competition continues to increase in the market segments in which we participate and we expect competition to further increase in the future, thereby leading to increased pricing pressures.  Furthermore, we anticipate that the average selling prices and gross profits for our products will decrease over product life cycles.  We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our product, software and service offerings, if introduced, will enable us to maintain our prices and gross profits at current levels.  If the price of individual products, software, or services decline or if the price of our solution offerings decline, our overall revenue may decline and our operating results may be adversely affected.

We offer retroactive price protection to our major distributors and if we fail to balance their inventory with end- user demand for our products, our allowance for price protection may be inadequate.  This could adversely affect our results of operations.

We provide our major distributors with price protection rights for inventories of our products held by them.  If we reduce the list price of our products, our major distributors receive refunds or credits from us that reduce the price of such products held in their inventory based upon the new list price.  As of December 31, 2008, we estimated that approximately $22.4 million of our products in our distributors’ inventory were subject to price protection.  We have issued credits of approximately $1,040,000, $494,000, and $481,000 under our price protection policies in 2008, 2007, and 2006, respectively.  Future credits for price protection will depend on the percentage of our price reductions for the products in inventory and our ability to manage the level of our major distributors’ inventory.  If future price protection adjustments are higher than expected, our future results of operations could be materially adversely affected.

We are dependent on international sales for a substantial amount of our revenue.  We face the risk of international business and associated currency fluctuations, which might adversely affect our operating results.

International revenue represented 34%, 32%, and 31% of total revenue in 2008, 2007, and 2006, respectively.  We expect that international revenue will continue to represent a substantial portion of our total revenue in the foreseeable future.  Our performance depends significantly on worldwide economic conditions.  Our risks of doing business abroad include the impact of global economic conditions on the demand for our products and services, the ability of our international channel partners to pay us in a timely fashion, the ability of our international channel partners to obtain credit to finance purchases of our products and services, and our ability to structure our distribution relationships in a manner consistent with marketplace requirements and on favorable terms.  Our sales are denominated in U.S. dollars. As a result, the strengthening of the U.S. dollar against a local foreign currency, a general and significant trend recently, will increase the price of our products, software, and services in such country and may reduce our sales by making our products, software, and services more expensive in the local currency.  A weakened dollar could increase the cost of local operating expenses and procurement of raw materials.  We are subject to other risks of operating a global business, including potential foreign government regulation of our technology, geopolitical risks associated with political and economic instability, changes in diplomatic and trade relationships, and changes in foreign countries’ laws affecting such areas as employment relationships, environmental and safety regulation, intellectual property protection and the Internet generally.

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

We currently outsource our hardware manufacturing and assembly to contract manufacturers in the U.S. and Taiwan.  Typically, the agreement with our contract manufacturers specify an initial term of one (1) year with automatic yearly renewal terms unless terminated by either party upon 90 days prior written notice.  Our operations could be disrupted if we have to switch to a replacement vendor or if our hardware supply is interrupted for any reason.  In addition, we provide forecasts of our demand to our contract manufacturers nine months prior to scheduled delivery of products to our customers.  If we overestimate our requirements, our contract manufacturers may have excess inventory, which would increase our costs.  If we underestimate our requirements, our contract manufacturers may have an inadequate component inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenue.  In addition, lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time.  Liquidity or other financial problems of our contract manufacturers or reservation of manufacturing capacity by other companies, inside or outside of our industry, could either limit supply or increase costs.  We may also experience shortages of components from time to time, which also could delay the manufacturing of our products.  If any of the foregoing occurs we could lose customer orders and revenue could decline.

Sales of our solutions may be adversely affected by various factors which would adversely affect our revenue.

Sales of our solutions may be adversely affected in the future by changes in the geopolitical environment and global economic conditions, including the financial stability of our customers and supply chain; sales and implementation cycles; changes in our product mix; structural variations in sales channels; ability of our channel to absorb new product, software and service introductions; ability of our sales organization to sell into enterprise level accounts; acceptance of our solutions in the market place; and changes in our supply chain model. These changes may result in corresponding variations in order backlog.  A variation in backlog levels could result in less predictability in our quarter-to-quarter net sales and operating results.  Sales may also be adversely affected by fluctuations in demand, price and product competition in the markets we service, introduction and market acceptance of new technologies and new product, software or service offerings, and financial difficulties experienced by our distributors, resellers or end-users. We may, from time to time, experience manufacturing issues that create a delay in our suppliers’ ability to provide specific components resulting in delayed shipments.  To the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods when we and our suppliers are operating at higher levels of capacity, it is possible that revenue could be adversely affected for a quarter or longer.

The failure to successfully conduct offshore activities could adversely affect results of operations.

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

We are subject to environmental and safety regulations in connection with out global business operations, including but not limited to regulations relating to the development, manufacture, and use of its products and, the safe use of chemicals, and recycling and disposal of material used in its products.  Various jurisdictions in which we do business are in the process of implementing environmental and safety directives that impact manufacturers doing business in those jurisdictions.  The disparities between the regulatory frameworks adopted create uncertainty over the applicability, scope, and form of the regulations affecting our products and the timing for compliance with the applicable regulations.   Our inability to comply with applicable environmental and safety regulations in a timely fashion may subject us to fines and penalties levied by appropriate regulatory authorities.  Certain of these regulations may necessitate changes to the components used in our products which could result in an increase in product cost and a decrease in our gross profit.  Further, while we and our contract manufacturers constantly review environmental and safety regulations in the jurisdictions in which we do business, the timetable for implementation of these regulations may result in delays in our ability to provide compliant products in a timely manner to those markets which would cause our revenues to decline and our operating results to be adversely affected.

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

If our estimates or judgments relating to our critical accounting policies  based on assumptions change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

Our discussion and analysis of financial condition and results of operations in this report is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to: the valuation and recognition of investments, the valuation of the revenue and accounts receivable, the valuation of inventory, the assessment of recoverability of intangible assets and their estimated useful lives, the valuation and recognition of stock based compensation and the recognition and measurement of current and deferred income tax assets and liabilities.

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our discussion and analysis of financial condition and results of operations in this annual report, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  The current volatility in the financial markets and overall economic uncertainty increases the risk that actual amounts realized from the sale or exchange of certain of our financial instruments may differ significantly from those in our assumptions.  In any such case, our operating results could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

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

We currently rely on a combination of patent, trademark, copyright, and trade secret laws, confidentiality provisions and other contractual provisions to protect our intellectual property.  Our intellectual property program consists of an on-going patent disclosure and application process, the purchase of intellectual property assets including intellectual property assets from acquisition activity, and the licensing of intellectual property from others.  We plan to continue our aggressive plan to build our intellectual property portfolio.  Despite our efforts to protect our intellectual property, unauthorized parties may misappropriate or infringe our intellectual property.  We plan to aggressively pursue any such misappropriation or infringement of our intellectual property.  Our patent applications may not result in the issuance of any patents.  Even if we obtain the patents we are seeking, that will not guarantee that our patent rights will be valuable, create a competitive barrier, or will be free from infringement.  Furthermore, if any patent is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection.  We face additional risk of adequately protecting our intellectual property when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws.  In addition, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

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

Our products, software, and services provide network security, business continuity and content security.  Networks protected by our products, software and services may be vulnerable to electronic break-ins.  Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques.  If a third party were able to successfully overcome our security measures, such a person or entity could misappropriate customer data, third party data stored by our customers and other information, including intellectual property.  In addition, the operations of our end user customers may be interrupted.  If that happens, affected end-users or others may file actions against us alleging product liability, tort, or breach of warranty claims.  Although we attempt to reduce the risk of losses from claims through contractual warranty disclaimers and liability limitations, these provisions may not be enforceable.  Some courts, for example, have found contractual limitations of liability in standard computer and software contracts to be unenforceable in some circumstances.  Defending a lawsuit, regardless of its merit, could be costly and could divert management attention.  Although we currently maintain business liability insurance, this coverage may be inadequate or may be unavailable in the future on acceptable terms, if at all.  In addition, the market perception of our products, software, and services would likely be adversely affected which could cause us to lose current and potential customers, resellers, distributors or other business partners.  If any of the above occurs, our revenue could decline and our business would suffer.

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

Our solutions are designed to interface with existing networks of our end-users, each of which have different specifications and utilize multiple protocol standards.  Many of the networks of our end-user’s contain multiple generations of products that have been added over time as these networks have grown and evolved.  Our solutions must interoperate with the products within these networks as well as with future products that might be added to these networks in order to meet the requirements of our end-users.  If we find errors in the existing software used in the networks of our end-users, we may elect to modify our software to fix or overcome these errors so that our solutions will interoperate and scale with their existing software and hardware.  If our solutions do not interoperate properly, installations could be delayed or orders for our solutions could be cancelled, which could significantly reduce our revenue.

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

The decision of an end-user to purchase our solutions often involves a significant commitment of resources and a lengthy evaluation and qualification process.  Throughout the sales cycle, we often spend considerable time educating our channel partners and providing information for prospective end-users regarding the use and benefits of our products, software, and services.  Budget constraints, the availability of credit, and the need for multiple approvals within enterprises, carriers, and government entities may delay purchase decisions.  Failure to obtain the required approval for a particular project or purchase decision may delay the purchase of our solutions from our channel partners.  As a result, the sales cycle for our security solutions could be longer than 90 days.

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

The inability to obtain any third-party license required to developing new products or software or enhancements to our products or software could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could seriously harm our business, financial condition, and results of operations.

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

We conduct significant sales, research and development, and customer support operations in countries outside of the United States.  Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, political or social unrest or economic instability or terrorist activity in a specific country or region; macro economic conditions adversely affecting geographies where we do business; trade protection measures; environmental and safety directives and other regulatory requirements which may affect our ability to import or export our products from various countries; government spending patterns affected by political considerations; and difficulties in staffing and managing international operations. Any or all of these factors could have a material adverse impact on our revenue, costs, expenses, and financial condition.

We are exposed to various risks associated with the credit and capital markets.

Included within our investment portfolio at December 31, 2008 were auction rate securities that we purchased for $55.3 million, partially offset by a right issued by one of our investment firms of $45.3 million.  Investments in auction rate securities have failed to trade at auctions due to insufficient bids from buyers and cannot be quickly converted into cash, and are considered illiquid at December 31, 2008.  The Company has recognized unrealized losses in its consolidated financial statements as of December 31, 2008. If the credit ratings of these investments continue to deteriorate, the fair value of these auction rate securities may decline further.  If uncertainties in the credit and capital markets continue or if the Company experiences any rating downgrades on any investments in its portfolio, the Company may incur impairment charges to its investment portfolio, which would negatively affect our financial condition, cash flow, and reported earnings.

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

The Company leases office space in several U.S. locations including California, Washington, and Arizona. The Company also leases significant facilities in Bangalore, India and Shanghai, China for certain of its support and research and development activities. Additional sales and support offices are leased worldwide.  The expiration dates of these leases range from 2009 to 2015.

The Company’s corporate headquarters and executive offices are located in approximately 86,000 square feet of office space in Sunnyvale, California under a lease that expires in September 2009.  The lease provides for one five-year renewal option. In addition, the Company leases office space of approximately 32,000 square feet in Tempe, Arizona.  The lease term is for 7.5 years and expires in August 2015.  The base rent for this lease escalates annually at 3%.

In July 2007, the Company assumed a five-year lease for approximately 20,000 square feet of office space located in Seattle, Washington.  This lease expires in February 2012. In September 2008, the Company closed approximately half of its leased facility and has recorded a liability of approximately $900,000 equivalent to the net present value of the expected future lease costs, net of estimated future sublease. The liability is recorded as a component of “Other accrued liabilities”.

In February 2008, the Company entered into a lease agreement to lease approximately 36,000 square feet of office space in Bangalore, India to carry out certain research and development and technical support activities.  The lease term is for a period of five years commencing in March 2008 and requires a lock in period of 4 years, after which either party to the contract can terminate the lease with notice duly given.  The base rent for this lease escalates annually at 5%.

In November 2008, the Company expanded its existing lease agreement in Shanghai, China to lease a total of approximately 16,000 square feet of office space to carry out our research and development activities. The lease term is for a period of three years and expires in November 2011. The base rent will be increased by 15% in September 2009.

We believe that our existing facilities are suitable and adequate for our current needs and that the capacity of such facilities is substantially being utilized or we have plans to utilize it.

ITEM 3.  Legal Proceedings

On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000.  Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s.  All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin.  On April 19, 2002, plaintiffs filed an amended complaint.  The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings.  On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards.  On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice.  On February 19, 2003, the Court denied the motion to dismiss the Company’s claims.  A tentative agreement was reached with plaintiffs’ counsel and the insurers for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims.  Papers formalizing the settlement among the plaintiffs, issuer defendants, including SonicWALL, and insurers were presented to the Court on September 14, 2004.  On February 15, 2005, the Court granted preliminary approval of the settlement, subject to the parties fulfilling certain conditions.  On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement.  In December 2006, the Second Circuit Court of Appeals reversed the class certification decision of the District Court in six (6) focus cases.  The Second Circuit Court of Appeals also denied rehearing.  In June 2007, the District Court signed a stipulation terminating the settlement approval process.  In December 2007, plaintiffs filed an opposition to motions to dismiss of the focus case issuers and underwriters.  The focus case issuers and underwriters in turn submitted briefs in opposition to plaintiffs’ motion for class certification.  In March 2008, plaintiffs filed a reply in support of their motion for class certification in the focus cases. Discussions among the various parties are ongoing.  If the litigation against the Company continues, the Company believes it has a meritorious defense and intends to defend the case vigorously.  No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency.  As a result, no loss has been accrued in the Company’s financial statements as of December 31, 2008.

On March 13, 2006, eSoft, Inc. (“eSoft”) filed a complaint captioned eSoft, Inc. v. SonicWALL, Inc., No. 06-CV-00445, in the United States District Court for the District of Colorado.  The Complaint alleged that the Company has willfully infringed, actively induced the infringement of and/or knowingly contributorily infringed U.S. Patent No. 6,961,773 (the “773 Patent”) and sought  (1) a judgment that the Company has willfully infringed, actively induced the infringement and/or knowingly contributorily infringed the patent, (2) the award of an unspecified amount of trebled damages, together with expenses, costs and attorneys’ fees and (3) permanent injunctive relief restraining and enjoining the Company from infringing the patent. At essentially the same time, eSoft filed complaints against five (5) other defendants alleging infringement of the 773 Patent.  In response to a motion to re-examine filed with the patent office by defendants in two of the other cases, the Company filed a motion to stay proceedings pending the results of the re-examination process.  eSoft joined in that motion and on February 12, 2007, the Court granted our motion for stay.  On September 15, 2008, the Patent and Trademark Office (the “PTO”) issued its first office action as part of the re-examination process. Counsel for eSoft has requested an extension to December 15, 2008 to respond to the PTO office action. On December 10, 2008, the parties filed a status report on the case. According to the status report, the re-examination process was ongoing with no discernible end to that process and any subsequent appeals. After receiving the report, the Court, on December 17, 2008, administratively closed the case with leave to reopen the case by any party showing good cause. In light of the administrative closure of this case, no loss has been accrued in the Company’s financial statements as of December 31, 2008.

On October 8, 2008, Northpeak Wireless, LLC filed a complaint captioned Northpeak Wireless, LLC v. 3Com Corporation, et al, No. CV-08-J-1813-NE, in the United States District Court for the Northern District of Alabama. The complaint names thirty one (31) defendants, including the Company. The complaint alleges that the Company makes, uses, sells, offers to sell, and/or imports products that incorporate and/or utilize direct sequence spread spectrum wireless technology that infringes U.S. Patent No. 4,977,577 (the “577 Patent”) and U.S. Patent No. 5,987,058 (the “058 Patent”) and seeks a judgment that the Company has infringed, actively induced infringement and/or contributorily infringed the 577 Patent and the 058 Patent. The complaint seeks an award of unspecified damages, pre-judgment and post-judgment interest together with costs, expenses and attorneys’ fees. On January 21, 2009, the Court granted the motion made by the defendants, including SonicWALL, to transfer the case to the Northern District of California. The Company intends to defend the case vigorously. No estimate can be made at this time of the possible loss or possible range of loss, if any, associated with the resolution of this matter. As a result, no loss has been accrued in the Company’s financial statements as of December 31, 2008.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

Our common stock commenced trading on the NASDAQ Global Market on November 11, 1999 and is traded under the symbol “SNWL”.  As of December 31, 2008, there were approximately 92 shareholders of record of the common stock.  The high and low sale prices for the common stock as reported on the NASDAQ Global Market were:

	High	Low
Fiscal 2007
First Quarter	$9.09	$8.01
Second Quarter	$8.78	$7.77
Third Quarter	$9.20	$7.67
Fourth Quarter	$11.03	$8.92
Fiscal 2008
First Quarter	$10.91	$7.51
Second Quarter	$8.74	$6.45
Third Quarter	$6.82	$4.78
Fourth Quarter	$5.23	$2.90

Dividend Policy

We have never paid a cash dividend on our capital stock.  We currently anticipate that we will retain all available funds, for use in our business and we do not currently anticipate paying any cash dividends.

Stock Performance Graph

Below is a line graph comparing relative performance in the cumulative return to shareholders of our common stock with the cumulative return on the Nasdaq Composite Index, Russell 2000 Index and RDG Technology Composite Index over a 60-month period commencing December 31, 2003 and ending on December 31, 2008.  This graph assumes the investment of $100 on December 31, 2003 and the reinvestment of dividends, if any, through December 31, 2008.

The comparisons shown in the graph below are based upon historical data.  We consistently caution that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among SonicWALL, Inc...

        *$100 invested on 12/31/03 in stock or index-including reinvestment of dividends.
        Fiscal year ending December 31.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.  Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Statements of Operations Data:	(In thousands, except per share data)
Revenues:
Product	$90,857	$98,936	$92,797	$75,525	$82,994
License and service	127,787	100,263	82,741	59,799	42,655
Total revenues	218,644	199,199	175,538	135,324	125,649
Cost of revenues:
Product	43,507	40,555	39,164	27,699	30,118
License and service	20,102	15,894	12,287	8,031	7,002
Amortization of purchased technology	3,017	2,232	5,387	4,552	4,543
Total cost of revenues	66,626	58,681	56,838	40,282	41,663
Gross profit	152,018	140,518	118,700	95,042	83,986
Operating expenses:
Research and development	44,176	39,410	33,670	22,768	23,412
Sales and marketing	82,348	77,741	71,256	53,403	47,353
General and administrative	18,613	21,473	20,324	15,535	14,365
Amortization of purchased intangible assets	1,114	715	2,721	2,893	3,089
Restructuring charges (reversals)	1,683	-	1,409	-	(171)
In-process research and development	-	1,930	1,580	-	-
Total operating expenses	147,934	141,269	130,960	94,599	88,048
Income (loss) from operations	4,084	(751)	(12,260)	443	(4,062)
Interest income and other expense, net	6,368	11,771	9,713	6,867	4,050
Income (loss) before income taxes	10,452	11,020	(2,547)	7,310	(12)
Benefit (provision) for income taxes	(5,571)	17,601	(8,206)	(1,034)	(301)
Net income (loss)	$4,881	$28,621	$(10,753)	$6,276	$(313)
Net income (loss) per share:
Basic	$0.09	$0.45	$(0.17)	$0.10	$(0.00)
Diluted	$0.08	$0.43	$(0.17)	$0.09	$(0.00)
Shares used in computing net income (loss) per share:
Basic	56,069	64,305	65,117	64,684	70,850
Diluted	57,897	67,099	65,117	66,797	70,850

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$45,127	$33,324	$25,927	$42,593	$23,446
Short-term investments	60,327	195,647	209,251	197,849	229,226
Total assets	401,836	472,635	416,291	387,683	386,845
Total shareholders’ equity	265,771	327,704	318,068	320,170	337,976
Long-term liabilities	15,072	17,495	6,269	636	-

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-K contains forward-looking statements which relate to future events or our future financial performance.   In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology.  In addition, forward-looking statements in this document include, but are not limited to, those regarding the dedication of resources to develop new products and services and marketing those products and services to channel partners and customers; the introduction of more service offerings on our platforms as a vehicle to generate additional revenue from our installed base of products; our ability to deliver comprehensive and profitable solutions to our channel partners; the growth opportunity associated with sales through our indirect channel to larger distributed enterprises; weakening economic conditions that could lead to decreases in IT spending that could adversely impact operating results;  the level of comfort of our channel partners in offering our solutions to their customers; the growth of the Network Security, Secure Content Management and Business Continuity markets, the impact of a failure to achieve greater international sale; our  ability to maintain and enhance current product lines, develop new products, maintain technological competitiveness and meet the expanding range of customer requirements; the market opportunity for license and service revenue growth;  our ability to deliver comprehensive solutions to channel partners, the positive characteristics of our software license and service revenue model on future revenue growth and the predictability of our revenue stream; expected growth in license and subscription service revenue; the impact on revenue of the combination of subscription services sold in conjunction with new product offerings; expected competition in the Internet security market and our ability to compete in markets in which we participate; impact of service renewal rates on lowering selling and marketing expense; our ability to achieve increased incremental revenue per transaction through success of our software license and service revenue model; the impact of IT spending on demand for our products and services;  the current and likely future impact of share based compensation expense as required by SFAS 123R on reported operating results, anticipated revenue contributions of new products including continuous data protection, email security and SSL-VPN products and related services; the impact of growth in international operations on our exposure to foreign currency fluctuations; the possible impact of uncertainties in the auction rate and asset backed securities markets on the Company’s financial performance; our ability to access funds held as auction rate securities in our investment portfolio,  pricing pressures on our solution based offerings; anticipated higher gross margins associated with our license and service offerings; the probability of realization of all deferred tax assets; assessment of future effective tax rates and the continued need for a partial tax valuation allowance; the potential for product gross margins to erode based upon changes in product mix; downward pressure on product pricing or upward pressure on production costs; the impact of product mix on product gross profits; the impact of the completion of “in sourcing” certain technical support functions on period over period comparisons of cost of license and service revenue and gross margin; our ability to maintain investment in current and future product development and enhancement efforts; the introduction of new products and the broadening of existing product offerings; planned investments and expenses in current and future product development, production costs and sales volume comparisons between the NSA and SSL-VPN products and other hardware appliances; the rate of change of general and administrative expenses,  the impact of geopolitical and macro-economic conditions on demand for our offerings; the ability of our contract manufacturers to meet our requirements; the belief that existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months; factors potentially impacting operating cash flows in future periods; and expected fluctuations in day sales outstanding. These statements are only predictions, and they are subject to risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth herein under the heading “Risk Factors”  and also under the heading “Risk Factors”.  References to “we,” “our,” and “us” refer to SonicWALL, Inc. and its subsidiaries.

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

We generate revenue within these product categories primarily from the sale of: (1) products, (2) software licenses, (3) subscriptions for services such as content filtering, anti-virus protection and intrusion prevention, offsite data backup, email protection, and (4) other services such as extended warranty and service contracts, training, consulting and engineering services.

We currently outsource our hardware manufacturing and assembly to third party contract manufacturers and some of the key components in the Company’s products come from single or limited number of suppliers.  Outsourcing our manufacturing and assembly enables us to reduce fixed overhead and personnel costs and to provide flexibility in meeting market demand.

We design and develop the key components for the majority of our products.  In addition, we generally determine the components that are incorporated in our products and select the appropriate suppliers of these components.  Product testing and burn-in are performed by our contract manufacturers using tests that we typically specify.

We sell our solutions primarily through distributors and value-added resellers, who in turn sell our products to end-users.  Some of our resellers are carriers or service providers who provide solutions to the end-user customers as managed services.  Channel sales accounted for approximately 99%, 98%, and 98% of total revenue in 2008, 2007, and 2006, respectively.  Alternative Technology, Tech Data, and Ingram Micro, all of whom are technology product distributors, collectively accounted for approximately 49%, 50%, and 53% of our revenue during 2008, 2007, and 2006, respectively.

We seek to provide our channel partners and customers with differentiated solutions that are innovative, easy to use, reliable, and provide good value.  To support this commitment, we dedicate significant resources to develop new products and market our products to our channel partners and customers.

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

Market Acceptance

We began offering integrated security appliances in 1997, and since that time we have shipped over 1.3 million revenue units.  When measured by units shipped, we are typically among the top three suppliers in the markets in which we compete.  Our experience in serving a broad market and our installed base of customers provides us with opportunities to sell our new network security, content security, and business continuity solutions as they become available.  The market acceptance of our current solutions provides our current and prospective channel partners with an increased level of comfort when deciding to offer our new solutions to their customers.

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

Our Opportunities, Challenges, and Risks

We serve substantial markets for network security, content security, and business continuity.  Our goal is to deliver comprehensive and profitable solutions to our channel partners which address their customers' needs.  We pursue the creation of these solutions through a blend of organic and inorganic growth strategies including internal development efforts, licensing and OEM opportunities, and acquisition of other companies.  To the extent that these efforts result in solutions which fit well with our channel and end-users, we would expect to generate increasing sales.  To the extent that these efforts are not successful, we would expect to see loss of sales and/or increased expenses without commensurate return.

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

License and Services Revenue

We believe that the software license and services component of our revenue has several characteristics that are positive for our business as a whole: our license and services revenue is associated with a higher gross profit than our product revenue; the subscription services component of license and services revenue is recognized ratably over the services period, and thus provides, in the aggregate, a more predictable revenue stream than product or license revenue, which are generally recognized at the time of the sale; and to the extent that we are able to achieve good renewal rates, we have the opportunity to lower our selling and marketing expenses attributable to that segment. We have been successfully increasing the rate at which we have been able to sell our services to both our installed base and in conjunction with our new solution sales.  As a result, we have been able to generate incremental revenue out of each product transaction.  We expect the percentage of our total revenue from software licenses and services to continue to grow.  However, should we not achieve reasonable rates of selling our products and services to our installed base or as part of new solution sales, or realize lower subscription service renewal rates, we risk having our revenue concentrated in more unpredictable product and license sales.

Macro-Economic Factors Affecting IT Spending

We believe that our products and services are subject to the macro-economic factors that affect much of the information technology (“IT”) market.  Growing IT budgets and an increased funding for projects to provide security, mobility, data protection, and productivity could drive product upgrade cycles and/or create demand for new applications of our solutions.  Contractions in IT spending can affect our revenue by causing projects incorporating our products and services to be delayed and/or canceled.  We believe that demand for our solutions correlate with increases or decreases in global IT spending and we believe that current economic uncertainties, including fluctuating energy prices, difficulties in the financial sector, the availability of credit, softness in the housing market, underlying market liquidity, and geopolitical uncertainties may continue to have an adverse impact on IT spending in the markets in which we do business.

Critical Accounting Policies and Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  We believe that the judgments, assumptions and estimates upon which we rely are reasonable based upon information available to us at the time that these judgments, assumptions and estimates are made.  However, any differences between these judgments, assumptions and estimates and actual results could have a material impact on our statement of operations and financial condition.  The current volatility in the financial markets and associated general economic uncertainty increase the risk that such differences may be realized.  The accounting policies that reflect our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (1) revenue recognition; (2) sales returns and other allowances, allowance for doubtful accounts and warranty reserve; (3) valuation of inventory; (4) accounting for income taxes; (5) valuation of long-lived and intangible assets and goodwill, (6) share-based compensation, and (7) fair value of investments.

Revenue Recognition

The Company derives its revenue primarily from the sale of: (1) products, (2) software licenses, (3) subscriptions for services; and (4) other services such as extended warranty and service contracts, training, consulting and engineering services.  As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.  The Company may experience material differences in the amount and timing of its revenue for any period if management makes different judgments or utilizes different estimates.

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

Retroactive price protection rights resulting from price reductions on products previously sold to customers are contractually offered to the Company’s channel partners.  The Company evaluates the revenue impact of these rights carefully based on stock on hand in the channels and records a provision for estimated future price protection credit. Revenue from Ingram Micro and Tech Data is not recognized until these distributors sell the product to their customers.  As a consequence, there is no provision required for sales to these distributors.  In general, retroactive price adjustments are not significant.  At December 31, 2008, 2007, and 2006, the Company recorded a provision for price protection on sales to the Company’s channel partners in the amounts of $200,000, $985,000, and $42,000, respectively.

Delivery to customers is generally deemed to occur when we deliver the product to a common carrier.  Certain distributor agreements provide customers with rights of return for stock rotation.  These stock rotation rights are generally limited to 15% to 25% of the distributor's purchases for the immediately prior 3 to 6 months period or contain other measurable restrictions, and we estimate reserves for these return rights as discussed below.  Two of our largest distributors, Ingram Micro and Tech Data, have rights of return under certain circumstances that are not limited, therefore, we do not deem delivery to have occurred for any sales to Ingram Micro and Tech Data until they sell the product to their customers.

Evidence of an arrangement is manifested by a master distribution or OEM (Original Equipment Manufacturer) agreement, an individual binding purchase order, or a signed license agreement.  In most cases, sales through our distributors and OEM partners are governed by a master agreement against which individual binding purchase orders are placed on a transaction-by-transaction basis.

At the time of the transaction, the Company assesses whether the fee associated with the transaction is fixed or determinable, and whether or not collection is reasonably assured.  The Company assesses whether the fee is fixed or determinable based upon the terms of the binding purchase order, including the payment terms associated with the transaction.  If a significant portion of a fee is due beyond the Company’s normal payment terms, typically 30 to 90 days from invoice date, the Company accounts for the fee as not being fixed or determinable and recognizes revenue as the fees become due.

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

For arrangements with multiple obligations (for example, the sale of an appliance which includes a year of maintenance or a subscription based product), the Company allocates revenue first to undelivered components of the arrangement based on the vendor specific objective evidence of fair value of the undelivered elements, which is generally the average selling price of each element when sold separately.  This allocation process means that the Company defers revenue from the arrangement equal to the fair value of the undelivered elements and recognizes such amounts as revenue when the elements are delivered.

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

In addition, we must make estimates based upon a combination of factors to ensure that our accounts receivable balances are not overstated due to uncollectibility.  We specifically analyze accounts receivable and historical bad debts, the length of time receivables are past due, macroeconomic conditions including liquidity and the availability of credit facilities, deterioration in customer’s operating results or financial position, customer concentrations, and customer credit-worthiness, when evaluating the adequacy of the allowance for doubtful accounts.

Our appliance products are generally covered by a warranty period of one or two years.  We accrue a warranty reserve for estimated costs to provide warranty services, including the cost of technical support, product repairs, and product replacement for units that cannot be repaired.  Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions.  To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in decreased gross profit.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on the two-step process.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes.  We reevaluate these uncertain tax positions on a quarterly basis.  This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity.  Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Valuation of Long-Lived Assets, Intangible Assets and Goodwill

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

Goodwill represents the excess of the aggregate purchase price over the fair market value of the net tangible and intangible assets acquired by the Company.  Goodwill is tested for impairment in the fourth quarter of each fiscal year or more often if an event or circumstances indicate that an impairment loss has been incurred.  An impairment charge is recognized if a reporting unit’s goodwill carrying amount exceeds its implied fair value.  Goodwill impairment is determined using a two-step approach in accordance with SFAS 142, Goodwill and Other Intangible Assets using one or more of the following fair value measures including: present value techniques of estimated future cash flows; or valuation techniques based on multiples of earnings or revenue, or a similar performance measure.  Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.  Based on the impairment tests performed, there was no impairment of goodwill in 2008, 2007, and 2006.  The goodwill recorded as a result of the business combinations in the years presented is not deductible for tax purposes.

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

Share-Based Compensation

On January 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006.  The Company’s Consolidated Financial Statements as of and for the years ended December 31, 2008, 2007, and 2006 reflect the impact of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations.

Share-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006 are based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  Share-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company continued to use the straight-line single option method.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Fair Value of Investments

Fair Value

Our investments consist of U.S. Treasury and U.S. government agency securities, auction rate securities (ARS), asset backed securities (ABS), corporate notes and bonds, commercial paper, and money market funds. In the current market environment, the assessment of the fair value of the debt securities can be difficult and subjective. The volume of trading activity of certain debt instruments has declined, and the rapid changes occurring in today’s financial markets can lead to changes in the fair value of financial instruments in the relatively short periods of time. Financial Accounting Standards Board (FASB) Statement No. 157, “Fair Value Measurements” (SFAS 157) establishes three levels of inputs that may be used to measure fair value (see “Note 3: Investments and Fair Value Measurements” in the Notes to the Consolidated Financial Statements of this Form 10-K). Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

Level 1 instruments generally represent quoted prices in active markets. Therefore, determining fair value for Level 1 instruments generally does not require significant management judgment, and the estimation is not difficult.

Level 2 instruments include inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices for identical instruments in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

All of the securities classified as Level 3 instruments are ARS and ABS.  In February 2008, auctions began to fail for the auction rate securities (ARS). Since auctions for ARS continue to fail, the investments are not currently liquid. All ARS are currently rated AAA, the highest rating by a rating agency, and the underlying collateral of the ARS consists of student loan obligations, which are primarily supported by the federal government as part of the Federal Family Education Loan Program (“FFELP”). The Company does not expect the need to access these funds in the short-term; however, in the event the Company needed to access these funds, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature. Based on these factors, along with the underlying maturities of the securities, a portion of which is greater than 20 years, the Company has classified auction rate securities as long-term assets on its Consolidated Balance Sheet as of December 31, 2008. The ARS were classified as short-term investments as of December 31, 2007. The failures of these auctions do not affect the value of the collateral underlying the ARS, and the Company continues to earn and receive interest on its ARS based on a pre-determined formula.

Notwithstanding the foregoing, in November 2008, the Company accepted an offer (the “Right”) from UBS, one of its investment providers, entitling the Company to sell to UBS at par value ARS originally purchased from UBS (approximately $45.3 million, par value) at anytime during the period commencing June 30, 2010 through July 2, 2012.  In accepting the Right, the Company also granted UBS the authority to sell or auction the ARS at par at any time after accepting the offer until the expiration date of the offer provided that the Company receive par value of their ARS.  As part of the offer, the Company released UBS from any claims relating to the marketing and sale of ARS. Although the Company expects to sell its ARS under the Right, if the Right is not exercised before July 2, 2012, the Right will expire and UBS will have no further right or obligation to buy the Company’s ARS.

UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

The Right represents a firm agreement in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities ”, (SFAS 133), which defines a firm agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable.  The enforceability of the Right results in a put option and should be recognized as a separate freestanding asset and is accounted for separately from the ARS investment. As of December 31, 2008, the Company recorded $7.6 million as the fair value of the put option asset, classified as long-term investment on the Balance Sheet as of December 31, 2008, with a corresponding credit to Interest and other income, net, in the Consolidated Statement of Income for the year ended December 31, 2008. The put option does not meet the definition of a derivative instrument under SFAS 133. Therefore, the Company elected to measure the put option at fair value under SFAS 159, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS.  On date available as of December 31, 2008, the Company valued the Right using a discounted cash flow approach including estimates of interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change if the underlying sources of these assumptions and market conditions change.

Prior to accepting the UBS offer, the Company recorded its ARS as available-for-sale investments. In connection with the acceptance of the UBS offer in November 2008, resulting in a right to require UBS to purchase the ARS at par value beginning on June 30, 2010, the Company has reclassified the related portion of its ARS subject to the Right and held by UBS from available-for-sale to trading in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). The transfer to trading securities reflects management’s intent to exercise its put option during the period June 30, 2010 to July 3, 2012.  Prior to its agreement with UBS, management’s intent was to hold the ARS until the earlier of anticipated recovery in market value or maturity.  Upon the reclassification of the related ARS to trading securities, the Company immediately recognized a loss of $7.8 million, included in Interest and other income, net, for the amount of the unrealized loss not previously recognized in earnings.  The Company holds additional ARS with another investment advisor who has not made an offer similar to UBS.  These ARS will continue to be held as available-for-sale.  The Company intends to retain its investment in the ARS until the earlier of anticipated recovery in market value or maturity and as a result has not recorded an other-than-temporary loss on these ARS.

As of December 31, 2008, the underlying assets of the asset backed securities (ABS) are all prime mortgages.  None of the underlying assets of these ABS are subprime mortgages or have a collateralized debt obligation exposure.  The Company has $25.1 million in ABS backed by the U.S. Government.  These securities could be generally liquidated within a timeframe of three to nine months and were included in short-term investments on the consolidated balance sheet.  For the remaining $15.3 million in non-government backed ABS, the market continues to be illiquid.  As a result, the Company has classified these as long-term.  The Company has both the intent and the ability to hold these investments until a recovery of the fair value occurs, which may be at maturity, evidenced by its cash and short-term investment position and the ability to generate positive cash flows from its operation.

Historically, the fair value of the ARS and the ABS investments approximated par value due to the frequent resets through the auction process.  While the Company continues to earn interest on its ARS and ABS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  At December 31, 2008, the Company’s investment advisors provided a valuation based on Level 3 inputs for the ARS and the ABS investments.  The investment advisors utilized a discounted cash flow approach to arrive at this valuation, which for the ARS securities was corroborated by a separate and comparable discounted cash flow analysis prepared by the Company.  The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of December 31, 2008, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.  The Company valued the Right as a put option asset using a discounted cash flow approach including estimates of, based on Level 3 data available as of December 31, 2008, interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.  In addition, the Company engaged an independent valuation firm to evaluate the values received from the broker/dealer statement for the ABS securities.  The independent valuation firm used a market approach methodology utilizing information such as trade data, two-sided markets, institutional bids, comparable trades, dealer quotes, and data from news media.  The Company reviewed the methodology used and the resulting valuation confirms the quotes received from the investment advisor.  The assumptions used in valuing the ARS, the ABS, and the put option are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

Other-Than-Temporary Impairment. All of the Company’s available-for-sale investments are subject to a periodic impairment review.  The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary.  The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value.  During the years ended December 31, 2008, 2007 and 2006 the Company did not record any other-than-temporary impairment charges on its available-for-sale securities.

Significant Transactions

Acquisitions

On July 10, 2007, the Company completed the acquisition of 100% of the outstanding shares of Aventail Corporation (“Aventail”) for approximately $25.6 million in purchase consideration, consisting of cash of approximately $23.6 million, $2.0 million in direct transaction costs incurred in connection with the acquisition, and stock options assumed.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141), this transaction was accounted for as a purchase business combination.  The Company acquired Aventail to complement and extend its current SSL-VPN product offering.  Of the total purchase price of $25.6 million, approximately $1.9 million was allocated to in-process research and development, approximately $6.9 million was allocated to purchased technology that will be amortized over its estimated useful life of six years, approximately $7.9 million was allocated to customer relationship that will be amortized over eight years, approximately $2.6 million was used to pay off an assumed loan, and approximately $4.0 million was recorded for net liabilities assumed.  The remaining $15.4 million was allocated to goodwill. In addition, pursuant to the terms of the Merger Agreement, 744,043 stock options held by employees of Aventail were assumed by SonicWALL.  The fair value as of the acquisition date of these stock options assumed, using the Black-Scholes valuation method, was $2.2 million.  There were no options vested as of the acquisition date thus the purchase price component related to the assumption was zero.  The total fair value of $2.2 million is being recognized as compensation cost over the requisite service period.

On February 22, 2006, the Company completed the acquisition of MailFrontier, Inc. (“MailFrontier”) for approximately $29.8 million in purchase consideration, consisting of cash of approximately $29.3 million, assumed stock options with a fair value of $109,000 and direct transaction costs incurred in connection with the acquisition of approximately $450,000.  The Company acquired MailFrontier to expand its offering in secure content management, especially in the email security market.  MailFrontier’s email security solutions protect organizations against inbound and outbound threats such as “spam”, “phishing”, “viruses”, directory harvest attacks and policy violations, provide control for content compliance, and enable consolidation of email infrastructure.  In addition, certain employees of MailFrontier became employees of the Company.  Of the total purchase price of $29.8 million, $1.6 million was allocated to in-process research and development, $2.7 million was allocated to purchased technology that is being amortized over its estimated useful life of four years, approximately $600,000 was allocated to customer relationship that is being amortized over six years, approximately $300,000 was allocated to technology licenses and non-compete covenants that is being amortized over a period of 4 to 24 months, and $3.6 million was recorded for net liabilities assumed.  The remaining $28.2 million was allocated to goodwill.

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

The information contained in Note 7 to the Consolidated Financial Statements is hereby incorporated by reference into this Part II, Item 7.

Results of Operations

The following table sets forth financial data for the years indicated as a percentage of total revenue:

	Year Ended December 31,
	2008	2007	2006
Revenues:
Product	41.6%	49.7%	52.9%
License and service	58.4%	50.3%	47.1%
Total revenues	100.0%	100.0%	100.0%
Cost of revenues:
Product	19.9%	20.4%	22.3%
License and service	9.2%	8.0%	7.0%
Amortization of purchased technology	1.4%	1.1%	3.1%
Total cost of revenues	30.5%	29.5%	32.4%
Gross profit	69.5%	70.5%	67.6%
Operating expenses:
Research and development	20.2%	19.8%	19.2%
Sales and marketing	37.7%	39.0%	40.5%
General and administrative	8.5%	10.8%	11.6%
Amortization of purchased intangible assets	0.5%	0.4%	1.6%
Restructuring charges	0.8%	0.0%	0.8%
In-process research and development	0.0%	1.0%	0.9%
Total operating expenses	67.7%	71.0%	74.6%
Income (loss) from operations	1.8%	(0.5%)	(7.0%)
Interest income and other expense, net	2.9%	5.9%	5.5%
Income (loss) before income taxes	4.7%	5.4%	(1.5%)
Benefit (provision) for income taxes	(2.5%)	8.8%	(4.6%)
Net income (loss)	2.2%	14.2%	(6.1%)

The following table shows SFAS 123R share-based compensation cost before taxes as a percent of total revenue for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Cost of sales	0.2%	0.3%	0.3%
Research and development	1.5%	2.3%	2.5%
Sales and marketing	1.7%	2.4%	2.9%
General and administrative	1.4%	2.0%	2.5%
Total Share-based compensation expenses	4.8%	7.0%	8.2%

Total Revenue

Total Revenue by Product Category (in thousands, except for percentage data)

	Year Ended December 31,			Dollar Change		Percent Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006	2008 vs. 2007	2007 vs. 2006

UTM	$164,788	$147,696	$142,246	$17,092	$5,450	12%	4%
% of total revenue	75%	74%	81%
SSL	20,668	15,706	5,913	4,962	9,793	32%	166%
% of total revenue	9%	8%	3%
SCM	22,988	23,604	20,034	(616)	3,570	(3%)	18%
% of total revenue	11%	12%	12%
CDP	10,200	12,193	7,345	(1,993)	4,848	(16%)	66%
% of total revenue	5%	6%	4%
Total revenue	$218,644	$199,199	$175,538	$19,445	$23,661	10%	13%

The growth in revenue in the UTM product category in 2008 compared to 2007 was primarily due to increased sales of our subscription services, offset by a decrease in product revenue.  The growth in subscription services revenue was largely attributed to increased revenue from our CGSS subscriptions services.  Product revenue declined primarily due to a decrease in net revenue per unit and unit sales in the TZ product offerings, offset by an increase in net revenue per unit associated with the NSA/PRO products combined with a slight increase in units sold.  The growth in revenue in the SSL product category in 2008 compared to 2007 was primarily due to increased sales of extended service contracts and software licenses, associated with products that were available for all of 2008 but limited to the second half of 2007.  The decline in revenue in the SCM product category in 2008 compared to 2007 was primarily due to reduced product and software license revenue, offset by increased sales of extended service contracts.  This decline in product revenue was caused by a decrease in unit sales and in net revenue per unit.  The decline in revenue in the CDP product category in 2008 compared to 2007 was primarily due to decreased unit sales of CDP appliances, offset by increased sales of extended service contracts.

The growth in revenue in the UTM product category in 2007 compared to 2006 was primarily due to increased sales of our subscription services, offset by decreased software license sales, appliance sales, and revenue from extended service contracts.  The growth in subscription services was primarily due to increased revenue from our CGSS subscriptions services.  The decline in software license sales was a result of reduced revenue from enhanced operating system upgrades.  Product revenue declined primarily due to lower unit sales in the TZ product offerings, offset by increased unit sales of the PRO and Access Point products.  The growth in revenue in the SSL product category in 2007 compared to 2006 was primarily due to increased sales of products, extended service contracts and software licenses.  The growth in all SSL categories was a direct result of the Aventail acquisition at the beginning of the third quarter of 2007.  The growth in revenue in the SCM product category in 2007 compared to 2006 was primarily due to increased revenue from email subscription services and increased email security appliance sales.  The growth in product revenue was primarily due to increased unit sales, offset by a reduction in net revenue per unit.  The growth in revenue in the CDP product category in 2007 compared to 2006 was primarily due to increased appliance sales and increased sales of extended service contracts. The growth in product revenue was primarily driven by an increase in net revenue per unit.

Total Revenue by Geographic Area (in thousands, except for percentage data)

	Year Ended December 31,			Dollar Change		Percent Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006	2008 vs. 2007	2007 vs. 2006
Americas	$149,986	$138,678	$124,806	$11,308	$13,872	8%	11%
% of total revenue	69%	70%	71%
EMEA	46,144	40,420	32,865	5,724	7,555	14%	23%
% of total revenue	21%	20%	19%
APAC	22,514	20,101	17,867	2,413	2,234	12%	13%
% of total revenue	10%	10%	10%
Total revenue	$218,644	$199,199	$175,538	$19,445	$23,661	10%	13%

The growth in revenue in the Americas in 2008 compared to 2007 was primarily due to increased sales of (1) UTM solutions driven by increased sales of CGSS subscription services; and (2) SSL solutions attributable to the sales of products and support agreements that were only available in the second half of 2007 compared to all of 2008.  These increases were offset by decreased sales of CDP solutions due to a decrease in the number of appliances sold.  Revenue in the Americas included sales from regions outside the United States of $40.0 million, $34.4 million, and $30.9 million for the years ended December 31, 2008, 2007, and 2006, respectively.  The growth in revenue in EMEA in 2008 compared to 2007 was primarily due to increased sales of (1) UTM solutions; (2) SSL solutions attributable to the sale of products and support agreements that were only available in the second half of 2007 compared to all of 2008; (3) SCM solutions; and (4) CDP hardware and extended service contracts.  The increase in revenue in APAC in 2008 compared to 2007 was primarily due to increased revenue from (1) our UTM solutions; and (2) SSL solutions attributable to the sale of products and support agreements that were only available in the second half of 2007 compared to four quarters in 2008.

The growth in revenue in the Americas in 2007 compared to 2006 was primarily due to increased sales of (1) SSL solutions driven by the sales of Aventail products and support agreements that were only available in the second half of 2007 and not in 2006; (2) CDP solutions, (3) SCM solutions; and (4) UTM offerings.  The growth in revenue in EMEA in 2007 compared to 2006 was primarily due to increased sales of (1) SSL solutions driven by the sales of Aventail products and support agreements that were only available in the second half of 2007 and not in 2006; (2) UTM offerings; (3) SCM solutions; and (4) CDP solutions.  The growth in revenue in APAC in 2007 compared to 2006 was primarily due to increased sales of (1) SSL solutions driven by the sales of Aventail products and support agreements that were only available in the second half of 2007 and not available in 2006, and (2) UTM offerings.

Product and License and Service Revenue (in thousands, except for percentage data)

	Year ended December 31,			Dollar Change		Percent Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006	2008 vs. 2007	2007 vs. 2006
Product	$90,857	$98,936	$92,797	$(8,079)	$6,139	(8%)	7%
% of total revenue	42%	50%	53%
License and service	127,787	100,263	82,741	27,524	17,522	27%	21%
% of total revenue	58%	50%	47%
Total revenue	$218,644	$199,199	$175,538	$19,445	$23,661	10%	13%

Product Revenue

We shipped approximately 182,000, 196,000, and 193,000 total units, respectively, during fiscal 2008, 2007, and 2006.

The decrease in product revenue in 2008 compared to 2007 was primarily due to lower unit sales and lower revenue per unit in the UTM, SSL, CSM, and CDP product categories.

The increase in product revenue in 2007 compared to 2006 was primarily due to higher revenue per unit in the SSL and CDP product categories combined with higher unit sales of SCM and SSL products, offset by lower revenue per unit in the SCM product category and a decrease in the unit sales of UTM products.

License and Service Revenue

The increases in license and service revenue in 2008 compared to 2007 and 2007 compared to 2006 were primarily due to increases in all four product categories.

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

 Cost of Revenue and Gross Profit

The following table shows the cost of revenue for product and the cost of revenue for license and service (in thousands, except for percentage data):
	Year Ended December 31,			Percent Variance
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006

Product	$43,507	$40,555	$39,164	7%	4%
License and service	$20,102	$15,894	$12,287	26%	29%
Amortization of purchased technology	$3,017	$2,232	$5,387	35%	(59%)
Total cost of revenue	$66,626	$58,681	$56,838	14%	3%

Note –	Effect of amortization of purchased technology has been excluded from product and license and service gross profit discussions below.

The following table shows the gross profit for product and the gross profit for license and service (in thousands, except for percentage data):

	Gross Profit Amount			Gross Margin
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006

Product	$47,350	$58,381	$53,633	52%	59%	58%
License and service	107,685	84,369	70,454	84%	84%	85%
Amortization of purchased technology	(3,017)	(2,232)	(5,387)
Total gross profit	$152,018	$140,518	$118,700	70%	71%	68%

Cost of Product Revenue and Gross Profit/Margin

Cost of product revenue includes costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers, freight, related fulfillment cost, and overhead costs associated with our manufacturing operations.  Additionally, warranty costs and inventory provisions or write-downs are included in cost of product revenue.

In 2008 compared to 2007, cost of product revenue increased by approximately 16%, on a per unit basis, and the number of units shipped decreased by approximately 7%. In 2007 compared to 2006, cost of product revenue increased by approximately 2%, on a per unit basis, and the number of units shipped increased by approximately 2%.

In 2008 compared to 2007, the cost of revenue increased in the UTM product category, but decreased in the SCM, SSL, and CDP product categories.  In the UTM product category, the cost of revenue and the average cost per unit increased because of higher production costs related to NSA products (including our “E-Class” products), partially offset by decreased cost of revenue for the TZ products due to lower shipments.  The E-Class NSA products have significantly higher production costs compared to our other products while the volume on these products is generally lower compared to our other hardware appliance products.  In the SCM product category, the cost of revenue decreased and the cost per unit increased as a result of fewer units sold and the mix within the product family.  In the SSL product category, the cost of revenue decreased as a result of a decrease in cost per unit for the Aventail products.  In the CDP product category, the cost of revenue decreased as a result of fewer units sold, offset by an increase in production cost per unit.

In 2007 compared to 2006, the cost of revenue increased in the SSL, SCM, and CDP product categories, but decreased in the UTM product category.  In the SSL product category, the cost of revenue and the cost per unit increased as a result of the timing of the Aventail acquisition and the significant cost differences between the acquired Aventail products and the products available from the Company in the prior period.  In the SCM product category, the cost of revenue increased and the cost per unit decreased as a result of the mix within the product family.  In the CDP product category, the cost of revenue and the cost per unit increased as a result of an increase in units sold and the mix within the product family.  In the UTM product category, the cost of revenue decreased as a result of significantly lower TZ unit sales.

Gross profit and gross profit percentage from product sales in 2008 compared to 2007 decreased in the UTM, SCM, and CDP product categories and increased in the SSL product category.  In the UTM category, the decrease was due to the combination of higher production costs per unit, and a decrease in unit volume, offset by higher net revenue per unit.  In the SCM category, the decrease was due to the combination of a decrease in unit volume, higher production costs per unit, and lower net revenue per unit.  In the CDP category, the decrease was due to the combination of a decrease in unit volume, lower net revenue per unit, and higher production costs per unit.  In the SSL category, the increase was due to higher net revenue per unit, offset by a decrease in unit volume.

Gross profit and gross profit percentage from product sales in 2007 compared to 2006 decreased in the UTM, and SCM product categories and increased in the SSL, and CDP product categories.  In the UTM category, the decrease was due to the combination of a decrease in unit volume, higher production costs per unit, offset by higher net revenue per unit.  In the SCM category, the decrease was due to lower net revenue per unit, offset by lower production costs per unit and an increase in unit volume.  In the SSL category, the increase was due to the combination of an increase in unit volume, higher net revenue per unit, offset by higher production costs per unit.  In the CDP category, the increase was due to higher net revenue per unit, offset by the combination of higher production cost per unit, and a decrease in the unit volume.

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

Cost of license and service revenue increased by 26% in 2008 as compared to 2007.  This increase was primarily due to the technical support costs associated with a larger base of license and subscription services customers.  In addition, in 2007, we started a process to “in-source” the substantial portion of our technical support delivery to centers located in the United States and in India.  The planning and other ramp up costs associated with these centers, without a corresponding decrease in costs associated with existing third party service providers, resulted in duplicate/redundant technical support expenses for a period of time, causing a decrease in the license and services gross profit percentage.  That process is now completed and we anticipate that period to period comparisons of the costs of license and service revenue as well as gross profit will become more relevant.

Cost of license and service revenue increased by 29% in 2007 as compared to 2006.  This increase was due primarily to the technical support costs associated with a larger base of license and subscription services customers.  To deliver services under these contracts, we outsourced a significant portion of technical support delivery to third party service providers.  In 2007, we started a process to “in-source” the substantial portion of our technical support delivery to centers located in the United States and in India.  The planning and other initial ramp up costs associated with these centers, without a corresponding decrease in costs associated with existing third party service providers, resulted in duplicate/redundant technical support expenses for a period of time, causing a decrease of the license and services gross profit percentage.

Amortization of Purchased Technology

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Expenses	$3,017	$2,232	$5,387
Percentage of total revenue	1%	1%	3%
Year over year change in dollars	785	(3,155)
Year over year change in percent	35%	(59%)

Amortization of purchased technology represents the amortization of existing technology acquired in our business combinations accounted for using the purchase method.  Purchased technology is being amortized over the estimated useful lives of four to eight years.  The increase in amortization for the year ended December 31, 2008 as compared to the same period last year is primarily due to the timing difference of the amortization of the purchased technology from Aventail.

The amounts for the year ended December 31, 2008 and 2007 represent amortization of purchased intangibles associated with our acquisitions of enKoo, Lasso Logic, MailFrontier, and Aventail.

Future amortization to be included in cost of revenue based on the current balance of purchased technology absent any additional investment is as follows (in thousands):

Fiscal Year	Amortization Amount to Cost of Revenue
2009	$3,017
2010	2,374
2011	1,382
2012	1,382
2013	803
Thereafter	431
Total	$9,389

Our gross profit has been and will continue to be affected by a variety of factors, including competition; the mix of products and services; new product introductions and enhancements; fluctuations in manufacturing volumes; and the cost of components and manufacturing labor.

Operating Expenses

Research and Development

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Expenses	$44,176	$39,410	$33,670
Percentage of total revenue	20%	20%	19%
Year over year change in dollars	4,766	5,740
Year over year change in percent	12%	17%

Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products.

During 2008, the increase in research and development costs in comparison to the same period last year was primarily due to the following: (1) increased salaries and benefits of $3.3 million resulting primarily from increased headcount related to the Aventail acquisition; (2) higher costs associated with the development of new products and technologies of $130,000; and (3) increased information service and facilities costs allocated to product development of $2.7 million. These increases in research and development expenses were partially offset by a decrease in share-based compensation expense under SFAS 123R related to employee stock options and rights granted under the Employee Stock Purchase Plan (ESPP) of approximately $1.4 million.

During 2007, the increase in research and development costs in comparison to the same period last year was primarily due to the following: (1) increased salaries and benefits of $2.8 million resulting primarily from increased headcount related to Aventail acquisition; (2) higher prototyping costs associated with the development of new products and technologies of $449,000; (3) an increase of $528,000 in contract labor and professional service expenses primarily due to the localization of certain products for international markets; (4) increased information service and facilities costs allocated to product development of $1.0 million; and (5) $273,000 of increased share-based compensation expense under SFAS 123R related to employee stock options and rights granted under the ESPP.

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

Sales and Marketing

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Expenses	$82,348	$77,741	$71,256
Percentage of total revenue	38%	39%	41%
Year over year change in dollars	4,607	6,485
Year over year change in percent	6%	9%

Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, costs related to customer support, travel, tradeshows, promotional and advertising costs, and related facilities costs.

During 2008, the increase in sales and marketing expenses compared to the same period in 2007 is primarily due to (1) increased personnel costs, including commissions, contract labor, and other related employee benefits, of approximately $3.7 million resulting from the acquisition of Aventail and the “in-sourcing” of our technical support services; (2) an increase of approximately $3.9 million in expenses associated with our sales and marketing facilities including rent, maintenance costs, telephone, and internet connectivity primarily due to the “in-sourcing” of our technical support services; and (3) an increase of approximately $269,000 in travel related expenses. These increases in sales and marketing expenses were partially offset by a decrease in the cost of channel marketing and promotional activities of approximately $2.2 million due to lower advertising costs, the impact of certain cost control measures and the timing of various marketing programs; and a decrease in the cost of share-based compensation expense under SFAS 123R of approximately $1.0 million related to employee stock options and rights granted under the ESPP.

During 2007, the increase in sales and marketing expenses compared to the same period in 2006 was primarily due to (1) increased personnel costs, including commissions, contract labor, and other related employee benefits, of approximately $3.2 million resulting from the acquisition of Aventail, higher commissionable sales, and the execution of the restructuring plan in the first quarter of 2006; (2) an increase of approximately $1.5 million in expenses associated with our sales and marketing facilities including rent, maintenance costs, telephone, and internet connectivity; (3) an increase of approximately $758,000 in expenses associated with outsourced third-party activity in connection with subscription renewal services; (4) an increase of approximately $587,000 in travel related expenses; and (5) an increase of approximately $442,000 in the cost of channel marketing and promotional activities. These increases in sales and marketing expenses were partially offset by a decrease in the cost of share-based compensation expense under SFAS 123R of approximately $134,000 related to employee stock options and rights granted under the ESPP.

We expect to direct our sales and marketing expenses toward the expansion of domestic and international markets, introduction of new products and establishment and expansion of new distribution channels.

General and Administrative

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Expenses	$18,613	$21,473	$20,324
Percentage of total revenue	9%	11%	12%
Year over year change in dollars	(2,860)	1,149
Year over year change in percent	(13%)	6%

General and administrative expenses consist primarily of personnel costs, business insurance, corporate governance costs, professional fees, travel expense, and related facilities costs.

During 2008, the decrease in G&A expenses was primarily related to (1) lower compensation expense of approximately $1.2 million primarily due to decreased performance based bonus expenses; (2) a decrease in share-based compensation expense of $995,000; (3) a decrease of approximately $384,000 in allocated expenses for facilities including rent, maintenance costs, depreciation, telephone, and internet connectivity; (4) a decrease in litigation related expenses of $271,000; and (5) a decrease of approximately $109,000 in travel related expenses.

During 2007, the increase in G&A expenses was primarily related to (1) higher compensation expense of approximately $2.0 million primarily due to higher salaries related to the acquisition of Aventail and increased bonus expense resulting from achievement of performance targets; (2) an increase in professional fees and expenses of approximately $675,000 that were associated primarily with accounting activities; (3) an increase of approximately $307,000 in allocated expenses for facilities including rent, maintenance costs, depreciation,  telephone, and internet connectivity; and (4) an increase of approximately $160,000 in travel related expenses.  These increases in general and administrative expenses were partially offset by a decrease in litigation related expenses of $1.3 million and a decrease in the share-based compensation expense of $488,000.

We believe that general and administrative expenses will increase in absolute dollars and remain relatively stable as a percentage of total revenue as we incur costs related to corporate governance matters and the pursuit of various corporate opportunities.

Amortization of Purchased Intangible Assets Included in Operating Expenses

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Expenses	$1,114	$715	$2,721
Percentage of total revenue	0.5%	0.4%	1.6%
Year over year change in dollars	399	(2,006)
Year over year change in percent	56%	(74%)

Amortization of purchased intangibles included in operating expenses represents the amortization of assets arising from contractual or other legal rights acquired in business combinations and excludes for amortization of acquired developed technology which is included in cost of revenue.  Purchased intangible assets are being amortized over their estimated useful lives of three to eight years.

The increase in amortization expense included in operating expense in 2008 compared to 2007 was the result of an increase in the amortization of intangibles associated with the acquisition of Aventail. This increase was partially offset by a decrease in the amortization of intangibles associated with the acquisition of MailFrontier.

The reduction in amortization expense included in operating expense in 2007 compared to 2006 was the result of the completion of amortization of certain intangibles associated with the acquisition of Phobos, RedCreek, Lasso Logic, enKoo, and MailFrontier.  Amortization for 2007 is primarily related to the Aventail and MailFrontier acquisitions.

Future amortization to be included in operating expenses based on current balance of purchased intangibles absent any additional investment is as follows (in thousands):

Fiscal Year	Amortization Amount to Operating Expenses
2009	$1,095
2010	1,095
2011	1,095
2012	1,008
2013	990
Thereafter	1,485
Total	$6,768

Restructuring Charges

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Expenses	$1,683	$-	$1,409
Percentage of total revenue	0.8%	0.0%	0.8%
Year over year change in dollars	1,683	(1,409)
Year over year change in percent	100%	(100%)

During the first quarter of fiscal year 2008, the Company commenced the 2008 restructuring plan associated primarily with the relocation of support activities, the closure of facilities in Pune, India and Sunnyvale, California, and other employee reductions for the purpose of better integration and alignment of Company functions.  The restructuring activities were recorded in accordance with Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). Accordingly, the Company recorded $1.0 million in restructuring expenses related to costs associated with the termination of 21 employees across multiple geographic regions and functions, primarily related to severance, benefits and related costs.  Furthermore, the Company recorded additional restructuring costs of $0.8 million in connection with facilities and property and equipment that was disposed of or removed from service.  At December 31, 2008, the Company’s restructuring accrual was $72,000 and included as a component of “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets.

During the first quarter of fiscal 2006, the Company commenced the 2006 restructuring plan associated primarily with the integration of companies acquired during the fourth quarter of 2005 and the first quarter of 2006 as well as other employee reductions for the purpose of better integration and alignment of Company functions.  The restructuring activities were recorded in accordance with Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) and Statement of Financial Accounting Standards No. 112, Employees’ Accounting for Postemployment Benefits (SFAS 112).  Accordingly, the Company recorded $1.4 million in restructuring expenses related to costs associated with workforce reduction across multiple geographic regions and functions.  Furthermore, the Company recorded additional restructuring costs of $835,000 in connection with the integration of acquired businesses.  The additional restructuring costs were charged to goodwill and consisted primarily of severance costs of $553,000 and excess facility costs of $282,000 related to a lease commitment for space no longer needed.  As of December 31, 2007 and 2006, respectively, the Company has no remaining liability relating to the restructuring activities.

In-Process Research and Development

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Expenses	$-	$1,930	$1,580
Percentage of total revenue	0%	1%	1%
Year over year change in dollars	(1,930)	350
Year over year change in percent	(100%)	22%

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

The IPR&D expense in 2006, which was related to the MailFrontier acquisition, was primarily for the development of MailFrontier’s version 5.0.  This IPR&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.  Total IPR&D expense of $1.6 million was charged to product development expenses on the date the assets were acquired.

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

Interest Income and Other Expense, Net

Interest income and other expense (net) were $6.4 million, $11.8 million, and $9.7 million in the years ended December 31, 2008, 2007 and 2006, respectively, and primarily consists of interest income on our cash, cash equivalents, and investments.  The fluctuations in the short-term interest rates directly influence the interest income we recognize.  The decrease in 2008 as compared to 2007 was caused by a combination of a significantly lower overall balance in our investment portfolio due to our share repurchase program and lower investment yields. The increase in 2007 as compared to 2006 was primarily due to higher effective interest rates earned in our investment portfolio.

Benefit (Provision) for Income Taxes

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Benefit (provision) for income taxes	$(5,571)	$17,601	$(8,206)
Percentage of income (loss) before taxes	(53%)	160%	322%
Percentage of total revenue	(3%)	9%	(5%)
Year over year change in dollars	(23,172)	25,807
Year over year change in percent	(132%)	(314%)

The effective tax rate was 53%, (160%), and 322% in fiscal years 2008, 2007 and 2006, respectively.

Our effective tax rate differs from the statutory federal and state tax rates for the fiscal year ended December 31, 2008 primarily due to non-deductible share-based compensation expense and state income taxes which were offset by state research and development tax credits.

Our effective tax rate differs from the statutory federal and state tax rates for the fiscal year ended December 31, 2007 primarily due to the tax benefit from the partial release of the valuation allowance, the effect of share-based compensation related to incentive stock options, goodwill and intangible assets, which are permanent, non-deductible book/tax differences, and the utilization of the deferred tax assets derived from previously acquired companies.  The cumulative effect of the acquired company deferred tax assets resulted in a reduction in goodwill.

In 2007, we released a substantial portion of our valuation allowance considering all available evidence.  The available positive evidence at December 31, 2007, included three years of cumulative historical operating profits, a projection of future income sufficient to realize most of the remaining deferred tax assets, and other evidence.  The Company recorded a partial valuation allowance release of $23.5 million in fiscal year 2007, because as of December 31, 2007, it was considered more likely than not that the Company’s deferred tax assets would be realized with the exception of certain acquired net operating losses due to the annual “change in ownership” limitation by the Internal Revenue Code of 1986, as amended.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly results of operations, in dollars for the eight quarters ended December 31, 2008.  You should read the following table in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K.  We have prepared this unaudited information on the same basis as our audited financial statements.  This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented.  You should not draw any conclusions about our future results from the results of operations for any quarter.

	Year Ended December 31, 2008				Year Ended December 31, 2007
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(in thousands, except per share data)
Revenues:
Product	$21,867	$21,439	$23,810	$23,741	$27,295	$25,389	$23,575	$22,677
License and service	32,389	31,839	31,989	31,570	28,719	25,597	23,489	22,458
Total revenues	54,256	53,278	55,799	55,311	56,014	50,986	47,064	45,135
Cost of revenues:
Product	11,028	10,627	10,811	11,041	11,842	10,148	9,353	9,212
License and service	4,689	5,150	5,441	4,822	4,742	4,167	3,790	3,195
Amortization of purchased technology	755	754	754	754	716	698	409	409
Total cost of revenues	16,472	16,531	17,006	16,617	17,300	15,013	13,552	12,816
Gross profit	37,784	36,747	38,793	38,694	38,714	35,973	33,512	32,319
Operating expenses:
Research and development	9,807	11,411	11,414	11,544	10,479	10,838	9,077	9,016
Sales and marketing	18,395	19,472	21,756	22,725	23,194	20,023	17,205	17,319
General and administrative	4,479	3,957	5,032	5,145	5,632	5,808	4,750	5,283
Amortization of purchased intangible assets	273	274	274	293	303	302	55	55
Restructuring charges	-	(87)	(35)	1,805	-	-	-	-
In-process research and development	-	-	-	-	-	1,930	-	-
Total operating expenses	32,954	35,027	38,441	41,512	39,608	38,901	31,087	31,673
Income (loss) from operations	4,830	1,720	352	(2,818)	(894)	(2,928)	2,425	646
Interest income and other expense, net	1,041	1,122	1,585	2,620	2,926	2,974	3,053	2,818
Income (loss) before income taxes	5,871	2,842	1,937	(198)	2,032	46	5,478	3,464
Benefit (provision) for income taxes	(2,418)	(2,273)	(1,012)	132	20,974	(342)	(1,864)	(1,167)
Net income (loss)	$3,453	$569	$925	$(66)	$23,006	$(296)	$3,614	$2,297
Net income (loss) per share:
Basic	$0.06	$0.01	$0.02	$(0.00)	$0.37	$(0.00)	$0.06	$0.04
Diluted	$0.06	$0.01	$0.02	$(0.00)	$0.35	$(0.00)	$0.05	$0.03
Shares used in computing net income (loss) per share:
Basic	53,575	53,412	56,356	60,988	62,678	64,458	64,777	65,336
Diluted	54,459	54,928	58,605	60,988	66,141	64,458	67,258	67,815

Liquidity and Capital Resources

We ended December 31, 2008 with $105.5 million in cash, cash equivalents, and short-term investments, consisting principally of corporate bonds, U.S. government securities and money market funds, a decrease of $123.5 million as compared to prior year ending balance.  Our primary source of cash is receipts from sales of our products, license and services, and issuance of common stock under employee stock option and purchase plans.  The primary uses of cash during 2008 are related to payments for the production of our products, payroll (salaries and related benefits), acquisition related activity, general operating expenses (marketing, travel, office rent), and the repurchase of shares of our common stock under our share repurchase program.

Operating Activities

Cash provided by operating activities for fiscal 2008 totaled $19.2 million, a $42.9 million decrease in comparison to the prior year.  Cash provided by operating activities was primarily the result of the net income of $4.9 million adjusted by non-cash items such as SFAS 123R related share-based compensation expense of $10.6 million, depreciation and amortization expense of $8.9 million, unrealized loss on auction rate securities of $7.9 million, unrealized gain on auction rate security right of $7.6 million, income tax benefit from the exercise of employee stock options of $3.6 million, deferred income taxes of $349,000, adjustment to goodwill of $283,000, and changes in our operating assets and liabilities of $1.7  million.  The main drivers of the changes in operating assets and liabilities are as follows:

▪
Accounts receivable decreased due to the timing of collections.  Our DSO in accounts receivable was 34 days at December 31, 2008 compared to 42 days at December 31, 2007.  The decrease in DSO at December 31, 2008 as compared to December 31, 2007 was primarily due to the timing of shipments and billings, combined with certain customers taking advantage of early payment discounts.  Collection of accounts receivable and related DSO will continue to fluctuate in future periods due to the timing and amount of our future shipments and billings, the payment terms that we extend to our customers, and the effectiveness of our collection efforts.

▪
The decrease in prepaid expenses and other current assets was primarily due to (1) a decrease in our Deferred Compensation asset primarily driven by participant activities; and (2) a decrease in the amount of deferred cost of goods sold associated with products shipped on deferred revenue arrangements.

▪	The increase in other assets was primarily due to increase in our deposits for our leased business offices in India and Shanghai.

▪	The decrease in accounts payable is primarily due to a decrease in the payables related to cost of goods sold and partially offset by an increase in the payables from our operating expenses.

▪
The decrease in accrued payroll and related benefits was primarily attributed to (1) a decrease in the accrual related to our Deferred Compensation plan; (2) a decrease in amount accrued under payroll, commissions, and payroll taxes payable; (3) a decrease in our ESPP withholding; and (4) a decrease in our vacation accrual.

▪	Deferred revenue increased due to increased sales of subscription services as well as an increase related to shipments to distributors whereby revenue is recognized on a sell-through basis.

▪	The decrease in other accrued liabilities was primarily due to one final settlement of the restricted cash in escrow in connection with the acquisition of MailFrontier.

Cash provided by operating activities for fiscal 2007 totaled $63.7 million, a $30.1 million increase in comparison to the prior year.  Cash provided by operating activities was primarily the result of the net income of $28.6 million adjusted by non-cash items such as deferred income taxes of ($27.5) million, SFAS 123R related share-based compensation expense of $13.5 million, adjustment to goodwill of $7.1 million, depreciation and amortization expense of $6.0 million, in-process research and development expense of $1.9 million, income tax benefit from the exercise of employee stock options of $1.5 million, and changes in our operating assets and liabilities of $34.2 million.  The main drivers of the changes in operating assets and liabilities are as follows:

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

In addition, our operating cash flows may be impacted in the future  as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, expensing stock options, and the timing and amount of income tax and the timing of payments to our vendors for accounts payable.  For additional discussion, see the section entitled “Risk Factors” in this Form 10-K.

Investing Activities

Net cash provided by investing activities in 2008 was $63.1 million, principally as a result of (1) the net sale and maturity of $66.7 million in investments; (2) a net decrease in restricted cash in escrow of $1.4 million primarily due to the final settlement of the MailFrontier escrow, and (3) the purchase of $5.0 million in property and equipment.

Net cash used in investing activities in 2007 was $23.4 million, principally as a result of (1) the acquisition of Aventail Corporation for $25.3 million, net of cash acquired; (2) the net sale and maturity of $12.5 million in short-term investments; (3)

the purchase of $7.5 million in property and equipment and $1.8 million in intangible assets related to a license agreement for certain intellectual property; and (4) a net increase in restricted cash in escrow of $1.4 million primarily due to the final settlement of the MailFrontier escrow, partially offset by the creation of a new escrow related to the Aventail acquisition.

Net cash used in investing activities in 2006 was $45.4 million, principally as a result of (1) $11.2 million net purchase of short-term investments; (2) $29.5 million acquisition of MailFrontier, net of cash acquired; (3) $3.4 million purchase of property and equipment; and (4) $1.3 million net increase in restricted cash in escrow.

Financing Activities

Net cash used in financing activities in 2008 was $70.5 million, of which $79.4 million was used to repurchase common stock under the Company’s stock repurchase program, partially offset by (1) $5.3 million provided by common stock issuances through employee stock option exercises or purchase of shares under the employee stock purchase plan; and (2) $3.6 million provided by income tax benefit from the exercise of employee stock options.

Net cash used in financing activities in 2007 was $32.9 million, of which $49.9 million was used to repurchase common stock under the Company’s stock repurchase program, partially offset by (1) $17.0 million provided by common stock issuances through employee stock option exercises or purchase of shares under the employee stock purchase plan; and (2) $1.5 million provided by income tax benefit from the exercise of employee stock options.

Net cash used in financing activities in 2006 was $4.8 million, of which cash of $16.3 million was provided by common stock issuances through employee stock option exercises or purchase of shares under the employee stock purchase plan, offset by $21.1 million used to buyback common stock under the Company’s stock repurchase program.

Liquidity and Capital Resource Requirements

We believe our existing cash, cash equivalents, and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months.  However, we could elect to seek additional funding prior to that time.  Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales, marketing, and support operations, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, and pursuit of corporate opportunities.  We cannot assure you that additional equity or debt financing will be available on acceptable terms or at all.  Our sources of liquidity beyond twelve months, in management’s opinion, will be our then current cash balances, funds from operations and whatever long-term credit facilities we can arrange.  We have no agreements or arrangements with third parties to provide us with sources of liquidity and capital resources beyond twelve months.  We believe that future liquidity and capital resources will not be materially affected in the event we are not able to prevail in litigation for which we have been named a defendant as described in Note 11 of the consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

We do not have any debt, long-term obligations, or long-term capital commitments.  The following summarizes our principal contractual commitments as of December 31, 2008 (in thousands):

		Payments Due by Period
		Less Than	1 to 3	3 to 5
Contractual Obligations	Total	One Year	Years	Years	Thereafter
Operating lease obligations	$10,722	$2,506	$4,851	$2,366	$999
Non-cancelable purchase obligations	$4,893	$4,893	-	-	-

We outsource our manufacturing function to third party contract manufacturers, and at December 31, 2008 we have purchase obligations totaling $8.0 million.  Of this amount, $3.4 million cannot be cancelled and is payable within one year.  We are contingently liable for any inventory owned by a contract manufacturer that becomes excess and obsolete.  As of December 31, 2008, $370,000 had been accrued for excess and obsolete inventory held by our contract manufacturers.  In addition, as of December 31, 2008 in the normal course of business, we had $1.5 million in non-cancelable purchase commitments.

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

On July 24, 2007, the Company’s Board of Directors approved a follow-on program for the repurchase of the Company’s common stock.  The authorization under the follow-on share repurchase program is $100 million plus approximately $19.6 million remaining under the share repurchase program originally authorized by the Company’s Board of Directors in November 2004.  The term of the follow-on program was one year from the date of approval.  As of December 31, 2008, the Company’s Stock Repurchase Program has been completed.

Recent Accounting Pronouncements

The information contained in Note 2 to the Consolidated Financial Statements under the heading recent accounting pronouncements is hereby incorporated by reference into this Part II, Item 7.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investment portfolio.  In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities,” we classified our investments as available-for-sale except the auction rate securities in one of our investment firms.  Refer to Note 6 to the Consolidated Financial Statements for further detailed discussion. The available-for-sale investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.  As of December 31, 2008, our cash, cash equivalents and investment portfolio included money-markets securities, corporate bonds, municipal bonds, auction rate securities, asset backed securities, and commercial papers which are generally subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates change prior to maturity. A hypothetical 100 basis point change in the floating interest rates applicable to the December 31, 2008 balance would result in a change in annual interest income of approximately $1.7 million.

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

As stated in our investment policy, we are adverse to principal loss and further the goal of preservation of our invested funds by limiting default and market risk.  We mitigate default risk by investing in only investment-grade instruments.  As of December 31, 2008, we do not have any derivative financial instruments in our investment portfolio.

Principal amounts by expected year of maturity in U.S. dollars as of December 31, 2008 are as follows (in thousands, except percentages):

	Maturing in
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Corporate debt securities	$12,172	$612	$-	$-	$-	$-	$12,784	$12,815
Weighted average interest rate	2.1%	4.1%	-	-	-	-	2.2%
U.S. government securities	17,064	5,263	-	-	-	-	22,327	22,337
Weighted average interest rate	1.7%	4.1%	-	-	-	-	2.3%
Asset backed securities	-	-	243	-	353	39,865	40,461	34,905
Weighted average interest rate	-	-	5.8%	-	6.2%	5.7%	5.7%
Auction rate securities	-	45,325	-	-	-	10,000	55,325	51,719
Weighted average interest rate	-	2.0%	-	-	-	3.4%	2.2%
Total marketable securities	$29,236	$51,200	$243	$-	$353	$49,865	$130,897	$121,776

At December 31, 2008, included within our investment portfolio are $55.3 million of investments in auction rate securities and $40.0 million of assets backed securities.  Refer to Note 6, “Financial Instruments”, in Part II Item 8 for additional information.

Foreign Currency Risk

We consider our exposure to foreign currency exchange rate fluctuations in general to be moderate.  We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars.  For the year ended December 31, 2008, we earned approximately 34% of our revenue from international markets.  We may, in the future, denominate these transactions in various local currencies.  Because our sales are currently denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency.  A weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies.  As our base of international operations expands, a greater percentage of our employee base will be paid in local currency. This expansion increases our exposure to emerging market currencies, which can have extreme currency volatility.  As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets in which we do business.  We have minimal cash balances denominated in foreign currencies.  We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.

As our business model changes to include greater international participation, our exposure to foreign currency risk increases. We will continue to monitor our exposure to currency transactions.  We cannot, however, assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

Financial Market Risk

Included within our investment portfolio at December 31, 2008 were ARS that we purchased for $55.3 million whose underlying assets are primarily student loans which are substantially backed by the federal government and ABS that were purchased for $40.0 million whose underlying assets are all prime mortgages of which approximately 65% are backed by the federal government.  The ARS are currently rated AAA, the highest rating, by a rating agency.  Beginning in February 2008, auctions for certain of these securities failed due to insufficient bids from buyers.  In 2008, we accepted an offer from one of our investment banks under which the bank would purchase over 80% of these securities at par anytime during a two-year period beginning June 30, 2010. In the event the liquidity of our investment bank is adversely impacted by the current uncertainties in the financial market, they may be unable to pay us when their payment option comes due.  The market for the non-government backed ABS securities has been illiquid in 2008. We may not be able to access these funds until our investment bank is able to pay us the offered amount, future auctions for the auction rate securities in our portfolio are successful or until we sell the securities in a secondary market which currently is very volatile and has experienced discount rates of up to 25% for similar investments.  Although there have been instances of redemptions at par by municipalities through refinance of new debt along with speculation that the federal government will provide incentive plans to spur the refinancing activities, the ARS and non-government backed ABS investments currently lack short term liquidity and were therefore reclassified as non-current on our December 31, 2008 balance sheet.  We will continue to evaluate any changes in the market for ARS and ABS.  Depending upon future market conditions, we may be required to record an other-than-temporary decline in market value.  In such an event, the Company’s financial condition, cash flow and reported earnings could be negatively affected.

ITEM 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

REPORT OF ARMANINO McKENNA LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders, SonicWALL, Inc.

We have audited the accompanying consolidated balance sheets of SonicWALL, Inc. and subsidiaries (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. We have also audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15. The Company's management is responsible these financial statements and schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on these financial statements and schedule and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ ARMANINO McKENNA LLP
San Ramon, California
March 6, 2009

SONICWALL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$45,127	$33,324
Short-term investments	60,327	195,647
Accounts receivable, net of allowance for doubtful accounts of
$113 and $177 in 2008 and 2007, respectively	20,945	26,255
Inventories	8,956	6,057
Deferred tax assets	9,423	11,107
Prepaid expenses and other current assets	11,861	9,447
Total current assets	156,639	281,837

Property and equipment, net	9,543	9,357
Goodwill	138,470	138,753
Long-term investments	61,450	-
Deferred tax assets, non-current	18,406	16,367
Purchased intangibles and other assets, net	17,328	26,321
Total assets	$401,836	$472,635

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,717	$10,875
Accrued payroll and related benefits	11,554	20,388
Other accrued liabilities	10,307	7,355
Deferred revenue	88,415	88,818
Total current liabilities	120,993	127,436

Deferred revenue, non-current	15,072	12,419
Other accrued liabilities, non-current	-	5,076
Total liabilities	136,065	144,931

Commitments and contingencies (Note 11)

Shareholders' Equity:
Common stock, no par value; 200,000,000 shares authorized; 53,575,371 and
62,477,590 shares issued and outstanding in 2008 and 2007, respectively	396,223	446,431
Accumulated other comprehensive loss, net	(9,209)	(2,284)
Accumulated deficit	(121,243)	(116,443)
Total shareholders' equity	265,771	327,704
Total liabilities and shareholders' equity	$401,836	$472,635

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006

Revenues:
Product	$90,857	$98,936	$92,797
License and service	127,787	100,263	82,741
Total revenues	218,644	199,199	175,538
Cost of revenues:
Product	43,507	40,555	39,164
License and service	20,102	15,894	12,287
Amortization of purchased technology	3,017	2,232	5,387
Total cost of revenues	66,626	58,681	56,838
Gross profit	152,018	140,518	118,700
Operating expenses:
Research and development	44,176	39,410	33,670
Sales and marketing	82,348	77,741	71,256
General and administrative	18,613	21,473	20,324
Amortization of purchased intangible assets	1,114	715	2,721
Restructuring charges	1,683	-	1,409
In-process research and development	-	1,930	1,580
Total operating expenses	147,934	141,269	130,960
Income (loss) from operations	4,084	(751)	(12,260)
Interest income and other expense, net	6,368	11,771	9,713
Income (loss) before income taxes	10,452	11,020	(2,547)
Benefit (provision) for income taxes	(5,571)	17,601	(8,206)
Net income (loss)	$4,881	$28,621	$(10,753)
Net income (loss) per share:
Basic	$0.09	$0.45	$(0.17)
Diluted	$0.08	$0.43	$(0.17)
Shares used in computing net income (loss) per share:
Basic	56,069	64,305	65,117
Diluted	57,897	67,099	65,117

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except for share data)

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Loss	Deficit	Equity
BALANCE AT DECEMBER 31, 2005	65,026,138	$440,172	$(1,367)	$(118,635)	$320,170
Issuance of common stock upon exercise of
stock options	2,362,576	14,123			14,123
Issuance of common stock in connection with
the Employee Stock Purchase Plan (ESPP)	414,156	2,146			2,146
Stock options assumed in connection with acquisition		109			109
Share-based compensation		13,202			13,202
Repurchase of common stock	(2,417,241)	(16,343)		(4,756)	(21,099)
Comprehensive loss:
Change in unrealized gain on investment
securities			170		170
Net loss				(10,753)	(10,753)
Total comprehensive loss					(10,583)
BALANCE AT DECEMBER 31, 2006	65,385,629	453,409	(1,197)	(134,144)	318,068
Cumulative effect of adoption of FIN 48				(89)	(89)
ADJUSTED BALANCE AT DECEMBER 31, 2006	65,385,629	453,409	(1,197)	(134,233)	317,979

Issuance of common stock upon exercise of
stock options	2,269,940	14,305			14,305
Issuance of common stock in connection with ESPP	378,908	2,730			2,730
Share-based compensation		13,542			13,542
Repurchase of common stock	(5,556,887)	(39,085)		(10,831)	(49,916)
Income tax benefits from stock option exercises		1,530			1,530
Comprehensive income:
Change in unrealized loss on investment
securities			(1,087)		(1,087)
Net income				28,621	28,621
Total comprehensive income					27,534
BALANCE AT DECEMBER 31, 2007	62,477,590	446,431	(2,284)	(116,443)	327,704

Issuance of common stock upon exercise of
stock options	446,923	2,878			2,878
Issuance of common stock in connection with ESPP	376,728	2,428			2,428
Share-based compensation		10,617			10,617
Repurchase of common stock	(9,725,870)	(69,727)		(9,681)	(79,408)
Excess tax benefit from share-based compensation		3,596			3,596
Comprehensive loss:
Change in unrealized loss on investment
securities			(6,925)		(6,925)
Net income				4,881	4,881
Total comprehensive loss					(2,044)
BALANCE AT DECEMBER 31, 2008	53,575,371	$396,223	$(9,209)	$(121,243)	$265,771

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,881	$28,621	$(10,753)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,939	5,961	10,246
Adjustment of goodwill	283	7,100	6,826
In-process research and development	-	1,930	1,580
Share-based compensation expense related to employee stock options and ESPP	10,617	13,542	13,202
Excess tax benefits from share-based compensation	(3,596)	(1,530)	-
Auction rate securities impairment, net	210	-	-
Change in allowance for doubtful accounts and others	(24)	(169)	61
Deferred income taxes	(355)	(27,474)	-
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	5,374	902	(8,899)
Inventories	(2,899)	(606)	(1,543)
Prepaid expenses and other current assets	1,283	(1,596)	(2,039)
Other assets	(215)	28	(346)
Accounts payable	(158)	3,781	(2,331)
Accrued payroll and related benefits	(8,833)	3,366	4,071
Other accrued liabilities	1,477	103	2,643
Deferred revenue	2,249	28,201	20,854
Net cash provided by operating activities	19,233	62,160	33,572
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,035)	(7,481)	(3,378)
Purchase of intangible asset	-	(1,800)	-
Cash paid for acquisitions, net of cash acquired	-	(25,269)	(29,501)
Change in restricted cash in escrow	1,375	(1,379)	(1,296)
Maturity and sale of investments	183,224	325,747	229,888
Purchase of investments	(116,488)	(313,230)	(241,121)
Net cash provided by (used in) investing activities	63,076	(23,412)	(45,408)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock options and purchase plans	5,306	17,035	16,269
Repurchase of common stock	(79,408)	(49,916)	(21,099)
Excess tax benefits from share-based compensation	3,596	1,530	-
Net cash used in financing activities	(70,506)	(31,351)	(4,830)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,803	7,397	(16,666)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,324	25,927	42,593
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,127	$33,324	$25,927

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$1,339	$1,700	$1,220

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

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

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The accounting estimates that require management’s most significant, difficult and subjective judgments include the valuation of investments, the valuation and recognition of revenue and accounts receivable, the valuation of inventory, the assessment of recoverability of intangible assets and their estimated useful lives, the valuation and recognition of stock based compensation and the recognition and measurement of current and deferred income tax assets and liabilities.  Actual results could differ materially from these estimates.

Foreign Currencies

The functional currency for all of the Company’s foreign subsidiaries is the U.S. dollar, and accordingly, the foreign subsidiaries’ assets and liabilities are remeasured into U.S. dollars using exchange rates at the period end or historical exchange rate, as appropriate.  The results of operations are remeasured at the average exchange rate during each reporting period.  Currency remeasurement gains (losses) for the years ended December 31, 2008, 2007, and 2006 amounted to $(361,000), $14,000, and ($277,000), respectively, and are included in interest income and other expense, net.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity or remaining maturity at the date of purchase of three months or less to be cash equivalents.

Investments

Available-For-Sale and Trading Investments. The Company’s investments consist of U.S. Treasury and U.S. government agency securities, auction rate securities (ARS), asset backed securities (ABS), corporate notes and bonds, commercial paper, and money market funds. The Company designated all investments, except for ARS held by UBS, as available-for-sale and therefore these investments are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income.  During the fourth quarter of fiscal 2008, the Company reclassified ARS held by UBS from available-for-sale to trading securities.  Investments that the Company designates as trading assets are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings. See Note 6 of the Company’s consolidated financial statements for further detailed discussion.  For securities sold prior to maturity, the cost of securities sold is based on the specific identification method.  Realized gains and losses on the sale of investments are recorded in interest income and other expense, net.  Investments that are readily convertible to cash are classified as short-term investments. Investments that are not readily convertible to cash are classified as long-term investments.  At December 31, 2008, all ARS and the non-government backed ABS are classified as long-term investments.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other-Than-Temporary Impairment. All of the Company’s available-for-sale investments are subject to a periodic impairment review.  The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary.  The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. During the years ended December 31, 2008, 2007 and 2006 the Company did not record any other-than-temporary impairment charges on its available-for-sale securities.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, and accounts payable, approximates their fair values due to their relatively short maturities. The Company does not hold or issue financial instruments for trading purposes other than the UBS auction rate securities.

Allowance for Doubtful Accounts

Trade accounts receivable is recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company reviews the allowance monthly by considering factors such as historical experience, type of receivables, credit quality, the age of the accounts receivable balances, and the current economic conditions that may affect a customer’s ability to pay. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.

Concentration of Credit Risk, Foreign Operations, and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable.  The Company maintains its cash, cash equivalents, and investments with high quality financial institutions and limits its investment in individual securities based on the type and credit quality of each such security.  Cash balances held with banks periodically exceed the amount of insurance provided on such balances.

The Company’s customer base consists of international businesses, and the Company performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers.  Sales to foreign customers for the years ended December 31, 2008, 2007, and 2006, all of which were denominated in U.S. dollars, accounted for 34%, 32%, and 31% of total revenue, respectively.

Sales through our three largest distributors, Alternative Technology, Tech Data, and Ingram Micro represented the following percentages of total revenue:

	2008	2007	2006
Alternative Technology	16%	18%	18%
Tech Data	17%	17%	18%
Ingram Micro	16%	16%	17%

In addition, Alternative Technology, Tech Data, and Ingram Micro represented the following percentages of our accounts receivable balance:

	December 31,
	2008	2007	2006
Alternative Technology	13%	4%	23%
Tech Data	10%	12%	8%
Ingram Micro	12%	14%	17%

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

While a reduction in sales by any of these distributors could be offset by an increase in sales to either of the other two distributors or by the addition of other distributors, a material reduction in sales to any of these distributors, would likely result in a temporary decline in overall sales.  The current financial turmoil impacting the banking system and financial markets has resulted in a tightening in the credit markets.  This lowering of the level of liquidity in the credit markets may impact the ability of our distributors to obtain credit to finance purchases of our products and services.  If the liquidity of our distributors is adversely impacted by the current uncertainties in the financial markets, they may be unable to pay us in a timely manner.  If any of the foregoing should occur, our rate of revenue growth will suffer, our revenue may decline and our business will be adversely affected.

The Company outsources its manufacturing to third party contract manufacturers and some of the key components in the Company’s products come from single or limited number of suppliers.  The inability of any supplier or manufacturer to fulfill supply requirements of the Company could materially impact future operating results.

Inventories

Inventories are stated at the lower of standard cost (which approximates cost determined on a first-in, first-out basis) or market.  The Company writes down the value of inventories for estimated excess and obsolete inventories based upon assumptions about future demand and market conditions.  Inventories consist primarily of finished goods.  Inventory reserves, once established, are only reversed upon sale or disposition of related inventories.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years.  Leasehold improvements are amortized over the lesser of the related lease term or the estimated useful life of the improvement, which ranges from one to five years.  Depreciation and amortization expenses for the years ended December 31, 2008, 2007 and 2006 were $4.8 million, $3.0 million, and $2.1 million, respectively. Gains or losses on disposals are included in the results of operations at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal.  Costs for replacements and betterments are capitalized, while the costs of repairs and maintenance are charged against earnings as incurred.

Purchased Intangibles and Other Long-Lived Assets

Purchased intangibles consist of purchased technology, customer installed base/relationships, customer backlog and other intangibles.  Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from 3 months to eight years.  Amortization of intangible assets was $4.1 million, $2.9 million, and $8.1 million in fiscal 2008, 2007, and 2006, respectively.  The Company periodically evaluates its intangible and other long-lived assets for indications of impairment.  If this evaluation indicates that the value of the asset may be impaired, the Company makes an assessment of the recoverability of the net carrying value of the asset over its remaining useful life.  If this assessment indicates that the intangible or other long-lived asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, the Company reduces the net carrying value of the related asset to fair value and may adjust the remaining amortization period.

Goodwill and Impairment of Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair market value of the net tangible and intangible assets acquired by the Company.  Goodwill is tested for impairment in the fourth quarter of each fiscal year or more often if an event or circumstances indicate that an impairment loss has been incurred.  An impairment charge is recognized if a reporting unit’s goodwill carrying amount exceeds its implied fair value.  Goodwill impairment is determined using a two-step approach in accordance with SFAS 142 using one or more of the following fair value measures including: present value techniques of estimated future cash flows; or valuation techniques based on multiples of earnings or revenue; or a similar performance measure.  Any such impairment charge could be significant and could have a material adverse effect on the Company’s reported financial statements.  The goodwill recorded as a result of the business combinations in the years presented is not deductible for tax purposes.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s stock price has experienced a significant decline in fiscal 2008. The Company performed its annual impairment test in the fourth quarter of fiscal 2008 and considered factors such as current and forecasted earnings, current and forecasted cash flow trends and expectations, market capitalization, control premium, industry trends, legal factors, change in key personnel, and other factors. These qualitative and quantitative considerations indicated that the goodwill was not impaired at December 31, 2008. The Company also performed the annual assessment in the fourth quarter of 2007, and 2006 and no indication of impairment was noted. Goodwill as of December 31, 2008 was $138 million. There can be no assurances that future goodwill impairments will not occur.

Interest Income and Other Expense, Net

Interest income and other expense, net consist primarily of interest income in the amount of $7.0 million, $11.9 million, and $10.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Share-Based Compensation

On January 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006.  The Company’s Consolidated Financial Statements as of and for the years ended December 31, 2008, 2007, and 2006 reflect the impact of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations.

Share-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006 are based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  Share-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company continued to use the straight-line single option method.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

See Note 12 for additional information on share-based compensation.

Revenue Recognition

The Company derives its revenue primarily from the sale of: (1) products, (2) software licenses, (3) subscriptions for services; and (4) other services such as extended warranty and service contracts, training, consulting and engineering services.  As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.  The Company may experience material differences in the amount and timing of its revenue for any period if management makes different judgments or utilizes different estimates.

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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Retroactive price protection rights resulting from price reductions on products previously sold to customers are contractually offered to the Company’s channel partners.  The Company evaluates the revenue impact of these rights carefully based on stock on hand in the channels and records a provision for estimated future price protection credit. Revenue from Ingram Micro and Tech Data is not recognized until these distributors sell the product to their customers.  As a consequence, there is no provision required for sales to these distributors.  In general, retroactive price adjustments are not significant.  At December 31, 2008, 2007, and 2006, the Company recorded a provision for price protection on sales to the Company’s channel partners in the amounts of $200,000, $985,000, and $42,000, respectively.

Delivery to customers is generally deemed to occur when we deliver the product to a common carrier.  Certain distributor agreements provide customers with rights of return for stock rotation.  These stock rotation rights are generally limited to 15% to 25% of the distributor's purchases for the immediately prior 3 to 6 months period or contain other measurable restrictions, and we estimate reserves for these return rights as discussed below.  Two of our largest distributors, Ingram Micro and Tech Data, have rights of return under certain circumstances that are not limited, therefore, we do not deem delivery to have occurred for any sales to Ingram Micro and Tech Data until they sell the product to their customers.

Evidence of an arrangement is manifested by a master distribution or OEM (Original Equipment Manufacturer) agreement, an individual binding purchase order, or a signed license agreement.  In most cases, sales through our distributors and OEM partners are governed by a master agreement against which individual binding purchase orders are placed on a transaction-by-transaction basis.

At the time of the transaction, the Company assesses whether the fee associated with the transaction is fixed or determinable, and whether or not collection is reasonably assured.  The Company assesses whether the fee is fixed or determinable based upon the terms of the binding purchase order, including the payment terms associated with the transaction.  If a significant portion of a fee is due beyond the Company’s normal payment terms, typically 30 to 90 days from invoice date, the Company accounts for the fee as not being fixed or determinable and recognizes revenue as the fees become due.

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

For arrangements with multiple obligations (for example, the sale of an appliance which includes a year of maintenance or a subscription based product), the Company allocates revenue first to undelivered components of the arrangement based on the vendor specific objective evidence of fair value of the undelivered elements, which is generally the average selling price of each element when sold separately.  This allocation process means that the Company defers revenue from the arrangement equal to the fair value of the undelivered elements and recognizes such amounts as revenue when the elements are delivered.

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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Sales Returns, Other Allowances, and Warranty Reserve

The preparation of financial statements in accordance with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.  Specifically, the Company must make estimates of potential future product returns and price changes related to current period product revenue.  The Company analyzes historical returns, current economic trends, and changes in customer demand and acceptance of its products when evaluating the adequacy of the sales returns and other allowances.  Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  The Company may experience material differences in the amount and timing of its revenue for any period if management makes different judgments or utilizes different estimates.

The Company’s appliance products are generally covered by a warranty for a one year period.  The Company accrues a warranty reserve for estimated costs to provide warranty services, including the cost of technical support, product repairs, and product replacement for units that cannot be repaired.  The estimate of costs to fulfill the Company’s warranty obligations is based on historical experience and expectation of future conditions.  To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase, resulting in decreased gross profit.

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

Reclassifications

Certain reclassifications have been made to prior year balances in order to present the financial statements on a consistent basis with current year presentation.  Such reclassifications have not changed previously reported net income (loss) or shareholders’ equity.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expense totaled $4.4 million, $5.8 million, and $6.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has agreements with certain of its distributors to provide marketing development funds.  The Company accounts for such fees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer, as a reduction in revenue, unless there is an identifiable benefit and the fair value of the charges can

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

be reasonably estimated in which case the Company records these transactions as marketing expense.  In the years ended December 31, 2008, 2007, and 2006, the Company incurred operating expense for marketing development funds of $2.9 million, $4.1 million, and $5.0 million, respectively.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):
	Year Ended December 31,
	2008	2007	2006
Numerator:
Net income (loss)	$4,881	$28,621	$(10,753)
Denominator:
Weighted average shares used to compute basic EPS	56,069	64,305	65,117
Effect of dilutive securities:
Dilutive common stock equivalents	1,828	2,794	-
Weighted average shares used to compute diluted EPS	57,897	67,099	65,117
Net income (loss) per share:
Basic	$0.09	$0.45	$(0.17)
Diluted	$0.08	$0.43	$(0.17)

Because the Company reported a net loss during 2006, the impact of stock options was excluded from the computation of dilutive earnings per share for this period, as their effect would be anti-dilutive.  For the years ended December 31, 2008, 2007, and 2006, 13,697,705, 838,437, and 645,254 stock options with a weighted average exercise price of $8.59, $16.22, and $18.02 respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period and therefore, the effect would be anti-dilutive.

Recent Accounting Pronouncements

In September 2006, the FASB, issued SFAS No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  The Company has adopted SFAS 157 to account for its financial assets and liabilities for the fiscal year beginning January 1, 2008. In February 2008, the FASB issued Staff Position 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities until January 1, 2009. The Company is in the process of evaluating this standard and has not yet determined the impact that the adoption of SFAS 157 related to nonfinancial assets and liabilities will have on its consolidated financial position, results of operations and cash flows. In October 2008, the FASB issued Staff Position 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS 157. The guidance in FSP 157-3 is effective immediately and did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159).  SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value.  The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company only elected to adopt the fair value option under this Statement for the initial recognition of the UBS Right as discussed in Note 6.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited.

Note 3—Balance Sheet Components:

	December 31,
	2008	2007
	(in thousands)

Prepaid expenses and other current assets:
Cash in escrow	$5,104	$1,402
Deferred compensation asset	3,430	4,030
Other prepaid expenses	3,327	4,015
	$11,861	$9,447

Property and equipment, net:
Equipment	$19,787	$17,426
Office equipment and furniture	5,371	3,801
Leasehold improvements	2,364	2,024
Software	10,824	10,405
	38,346	33,656
Less: accumulated depreciation	(28,803)	(24,299)
	$9,543	$9,357

Purchased intangibles and other assets, net:
Purchased intangible assets	$77,650	$77,650
Cash in escrow- non-current	-	5,076
Other assets	1,172	957
	78,822	83,683
Less: accumulated amortization	(61,494)	(57,362)
	$17,328	$26,321

Other accrued liabilities:
Accrued acquisition costs	$5,104	$1,414
Warranty reserves	575	741
Income taxes (receivable) payable	97	(22)
Other accrued liabilities	4,531	5,222
	$10,307	$7,355

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4—Goodwill and Purchased Intangibles:

The following table presents the changes in goodwill (in thousands):
	December 31,
	2008	2007
Balance as of beginning of the year	$138,753	$130,399
Aventail Acquisition	-	15,454
Tax adjustment related to acquisitions (see Note 9)	(283)	(7,100)
Balance at the end of the year	$138,470	$138,753

Intangible assets for the year ended December 31, 2008 and 2007 consist of the following (in thousands):

		December 31, 2008			December 31, 2007
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Purchased technology	70 month	$43,211	$(33,822)	$9,389	$43,211	$(30,805)	$12,406
Non-compete agreements	36 month	7,249	(7,249)	-	7,249	(7,230)	19
Customer base	77 month	26,690	(19,922)	6,768	26,690	(18,827)	7,863
Other	16 month	500	(500)	-	500	(500)	-
Total intangibles	69 month	$77,650	$(61,493)	$16,157	$77,650	$(57,362)	$20,288

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

All of the Company’s intangible assets excluding goodwill are subject to amortization.  Estimated future amortization expense to be included in cost of revenue and in operating expenses is as follows (in thousands):

Fiscal Year	Amortization Amount to Cost of Revenue	Amortization Amount to Operating Expenses
2009	$3,017	$1,095
2010	2,374	1,095
2011	1,382	1,095
2012	1,382	1,008
2013	803	990
Thereafter	431	1,485
Total	$9,389	$6,768

Note 5—Acquisitions:

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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Pursuant to the terms of the Merger Agreement, options held by employees of Aventail to acquire 744,043 shares of common stock were assumed by SonicWALL.  The fair value as of the acquisition date of these stock options assumed, using the Black-Scholes valuation method, was $2.2 million.  There were no options vested as of the acquisition date, therefore the purchase price component related to the assumption was zero.  The total fair value of $2.2 million is being recognized as compensation cost over the requisite service period.

The acquired purchased technology and customer relationships are being amortized over their estimated useful life of six and eight years, respectively.

The Company's methodology for allocating a portion of the purchase price for purchase acquisitions to in-process research and development (“IPR&D”) is determined through established valuation techniques in the high-technology internet security industry.  IPR&D is expensed upon acquisition because technological feasibility had not been established and no future alternative use exists.  Total IPR&D expense of $1.9 million was charged to product development expenses on the date the assets were acquired.

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

	Year Ended December 31,
(unaudited)	2007	2006
Total revenue	$209,458	$193,976
Pro forma net income (loss)	$24,649	$(19,556)
Pro forma net income (loss) per share - basic	$0.38	$(0.30)
Pro forma net income (loss) per share - diluted	$0.37	$(0.30)

Reported net income (loss)	$28,621	$(10,753)
Reported net income (loss) per share - basic	$0.45	$(0.17)
Reported net income (loss) per share - diluted	$0.43	$(0.17)

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The acquired intangible assets are being amortized as follows: (1) Purchased technology over its estimated useful life of four years; (2) Customer base value over six years; and (3) Technology licenses and non-compete covenants over a period of 4 to 24 months.

The Company’s methodology for allocating a portion of the purchase price for acquisitions to in-process research and development (“IPR&D”) was determined through established valuation techniques and analysis, as applied in the high-technology

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

internet security industry.  IPR&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.  Total IPR&D of $1.6 million was charged to operations on the date of acquisition.

The results of operations of MailFrontier have been included in the Company’s consolidated financial statements subsequent to the date of acquisition.  The financial information in the table below summarizes the combined results of operations of SonicWALL and MailFrontier, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented (in thousands, except per share amounts):

(unaudited)	Year Ended December 31, 2006
Total revenue	$176,970
Pro forma net loss	$(11,291)
Pro forma net loss per share - basic and diluted	$(0.17)

Reported net loss	$(10,753)
Reported net loss per share - basic	$(0.17)
Reported net loss per share - diluted	$(0.17)

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented.  The pro forma financial information for the year ended December 31, 2006 excludes merger related expenses of $526,500 recorded by MailFrontier and a charge of $1.6 million for IPR&D.  The pro forma financial information for year ended December 31, 2006 and 2005 includes amortization charges from acquired intangible assets.

Note 6—Financial Instruments:

Investments

Our investment portfolio consists of the following securities, excluding the rights offering from UBS AG (“UBS”) described below (in thousands):

	December 31, 2008
Marketable securities	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Book Value
Corporate debt securities
Auction rate securities (ARS)	$51,929	$-	$(3,444)	$55,373
Asset backed securities (ABS)	34,905	60	(5,809)	40,654
Corporate bonds	12,816	26	(5)	12,795
Total corporate debt securities	99,650	86	(9,258)	108,822
U.S. government securities	22,337	36	(72)	22,373
Total marketable securities	$121,987	$122	$(9,330)	$131,195

Included in short-term investments	$60,327	$116	$(248)	$60,459
Included in long-term investments	61,660	6	(9,082)	70,736
Total marketable securities	$121,987	$122	$(9,330)	$131,195

The following tables provide the breakdown of the investments with unrealized losses at December 31, 2008 and 2007 (in thousands):

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2008	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
Marketable securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities
Auction rate securities	$44,079	$(3,444)	$-	$-	$44,079	$(3,444)
Asset backed securities	-	-	22,230	(5,809)	22,230	(5,809)
Corporate bonds	618	(5)	-	-	618	(5)
Total corporate debt securities	44,697	(3,449)	22,230	(5,809)	66,927	(9,258)
U.S. government securities	8,232	(72)	-	-	8,232	(72)
Total marketable securities	$52,929	$(3,521)	$22,230	$(5,809)	$75,159	$(9,330)

December 31, 2007	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
Marketable securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities
Asset backed securities	$42,338	$(1,024)	$16,102	$(1,303)	$58,440	$(2,327)
Corporate bonds	4,252	(14)	10,385	(12)	14,637	(26)
Total corporate debt securities	46,590	(1,038)	26,487	(1,315)	73,077	(2,353)
Total marketable securities	$46,590	$(1,038)	$26,487	$(1,315)	$73,077	$(2,353)

The estimated fair value of investments classified by date of maturity as of December 31, 2008 is as follows (in thousands):

2008
Due within one year	$29,320
Due between one and five years (1)	51,603
Due between five and ten years	1,698
Due after 10 years	39,156
Total investments	$121,777
_______________
Note:
(1)  Includes auction rate securities of $45.3 million from UBS.

As of December 31, 2008, the Company had approximately 34 investments that were in an unrealized loss position. The unrealized losses on U.S. corporate debt and U.S. government agency securities were the result of overall market risk aversion, lack of demand for securities that are not government guaranteed, and the relative widening of credit spreads relative to the U.S. treasuries. The Company believes that it will be able to collect all principal and interest amounts due at maturity given the high credit quality of these investments. Since the decline in the market value is attributable to changes in market conditions and not credit quality, and since the Company has the ability and intent to hold those investments until a recovery of par value, which may be maturity, the Company does not consider these investments to be other-than temporarily impaired as of December 31, 2008.

In February 2008, auctions began to fail for the auction rate securities (ARS). Approximately 42% of the Company’s investments portfolio is comprised of these ARS, whose underlying assets are student loans which are substantially backed by the federal government. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every twenty-eight days), based on market demand for a reset period. ARS had been bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates based on mathematical formulas in accordance with each security’s prospectus.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Since auctions for ARS continue to fail, the investments are not currently liquid. All ARS are currently rated AAA, the highest rating by a rating agency, and the underlying collateral of the ARS consists of student loan obligations, which are primarily supported by the federal government as part of the Federal Family Education Loan Program (“FFELP”). The Company does not expect the need to access these funds in the short-term; however, in the event the Company needed to access these funds, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature. Based on these factors, along with the underlying maturities of the securities, a portion of which is greater than 20 years, the Company has classified auction rate securities as long-term assets on its Consolidated Balance Sheet as of December 31, 2008. The ARS were classified as short-term investments as of December 31, 2007. The failures of these auctions do not affect the value of the collateral underlying the ARS, and the Company continues to earn and receive interest on its ARS based on a pre-determined formula.

Notwithstanding the foregoing, in November 2008, the Company accepted an offer (the “Right”) from UBS, one of its investment providers, entitling the Company to sell to UBS at par value ARS originally purchased from UBS (approximately $45.3 million, par value) at anytime during the period June 30, 2010 through July 2, 2012.  In accepting the Right, the Company also granted UBS the authority to sell or auction the ARS at par at any time after accepting the offer until the expiration date of the offer provided that the Company receive par value of their ARS.  As part of the offer, the Company released UBS from any claims relating to the marketing and sale of ARS. Although the Company expects to sell its ARS under the Right, if the Right is not exercised before July 2, 2012, the Right will expire and UBS will have no further right or obligation to buy the Company’s ARS.

UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

The Right represents a firm agreement in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities ”, (SFAS 133), which defines a firm agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable.  The enforceability of the Right results in a put option and should be recognized as a separate freestanding asset and is accounted for separately from the ARS investment. As of December 31, 2008, the Company recorded $7.6 million as the fair value of the put option asset, classified as long-term investment on the Balance Sheet as of December 31, 2008, with a corresponding credit to Interest and other income, net, in the Consolidated Statement of Income for the year ended December 31, 2008. The put option does not meet the definition of a derivative instrument under SFAS 133. Therefore, the Company elected to measure the put option at fair value under SFAS 159, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS.  On date available as of December 31, 2008, the Company valued the Right using a discounted cash flow approach including estimates of interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change if the underlying sources of these assumptions and market conditions change.

Prior to accepting the UBS offer, the Company recorded its ARS as available-for-sale investments. In connection with the acceptance of the UBS offer in November 2008, resulting in a right to require UBS to purchase the ARS at par value beginning on June 30, 2010, the Company has reclassified the related portion of its ARS subject to the Right and held by UBS from available-for-sale to trading in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). The transfer to trading securities reflects management’s intent to exercise its put option during the period June 30, 2010 to July 3, 2012.  Prior to its agreement with UBS, management’s intent was to hold the ARS until the earlier of anticipated recovery in market value or maturity.  Upon the reclassification of the related ARS to trading securities, the Company immediately recognized a loss of $7.8 million, included in Interest and other income, net, for the amount of the unrealized loss not previously recognized in earnings.  The Company holds additional ARS with another investment advisor who has not made an offer similar to UBS.  These ARS will continue to be held as available-for-sale.  The Company intends to retain its investment in the ARS until the earlier of anticipated recovery in market value or maturity and as a result has not recorded an other-than-temporary loss on these ARS.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2008, the underlying assets of the asset backed securities (ABS) are all prime mortgages.  None of the underlying assets of these ABS are subprime mortgages or have a collateralized debt obligation exposure.  The Company has $25.1 million in ABS backed by the U.S. Government.  These securities could be generally liquidated within a timeframe of three to nine months and were included in short-term investments on the consolidated balance sheet.  For the remaining $15.3 million in non-government backed ABS, the market continues to be illiquid.  As a result, the Company has classified these as long-term.  The Company has both the intent and the ability to hold these investments until a recovery of the fair value occurs, which may be at maturity, evidenced by its cash and short-term investment position and the ability to generate positive cash flows from its operation.

Fair Value of Financial Instruments

SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money Market Funds (1)	$25,211	$25,211	$-	$-
Asset Backed Securities (2)	34,905	-	-	34,905
Auction Rate Securities (3)	44,079	-	-	44,079
Auction Rate Securities Right (4)	7,640	-	-	7,640
Other available-for-sale Securities (5)	35,152	35,152	-	-
Total	$146,987	$60,363	$-	$86,624
_______________
Note:
(1)	Classified as cash and cash equivalents in the consolidated balance sheet.
(2)	Consisting of $25.1 million classified as short-term investments and $9.8 million as long-term investments in the consolidated balance sheet.
(3)	Classified as long-term investments in the consolidated balance sheet.
(4)	Classified as long-term investments in the consolidated balance sheet.
(5)	Classified short-term investments in the consolidated balance sheet.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Historically, the fair value of the ARS and the ABS investments approximated par value due to the frequent resets through the auction process.  While the Company continues to earn interest on its ARS and ABS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  At December 31, 2008, the Company’s investment advisors provided a valuation based on Level 3 inputs for the ARS and the ABS investments.  The investment advisors utilized a discounted cash flow approach to arrive at this valuation, which for the ARS securities was corroborated by a separate and comparable discounted cash flow analysis prepared by the Company.  The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of December 31, 2008, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.  The Company valued the Right as a put option asset using a discounted cash flow approach including estimates of, based on Level 3 data available as of December 31, 2008, interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.  In addition, the Company engaged an independent valuation firm to evaluate the values received from the broker/ dealer statement for the ABS securities. The independent valuation firm used a market approach methodology utilizing information such as trade data, two-sided markets, institutional bids, comparable trades, dealer quotes, and data from news media. The Company reviewed the methodology used and the resulting valuation confirms the quotes received from the investment advisor. The assumptions used in valuing the ARS, the ABS, and the put option are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 for the year ended December 31, 2008 (in thousands):

	Asset Backed Securities	Auction Rate Securities	Auction Rate Securities Right	Total (1)
Balance at December 31, 2007	$-	$-	$-	$-
Transfers to Level 3	40,655	79,100	-	119,755
Purchases, sales, issuances and settlements, net	-	(23,727)	-	(23,727)
Total realized or unrealized gains or (losses)
Included in other comprehensive income	(5,750)	(3,444)	-	(9,194)
Included in earnings	-	(7,850)	7,640	(210)
Balance at December 31, 2008	$34,905	$44,079	$7,640	$86,624

The amount of total gains or (losses) for the period
included in earnings attributable to the change
in unrealized gains or losses relating to assets
still held at December 31, 2008	$-	$(7,850)	$7,640	$(210)

Note:
(1)	Included in long-term investments on our consolidated balance sheet.

Note 7—Restructuring Charges:

2008 Restructuring Plan

During the first quarter of fiscal year 2008, the Company commenced the implementation of a 2008 restructuring plan associated primarily with the relocation of support activities, the closure of facilities in Pune, India and Sunnyvale, California, and other employee reductions for the purpose of better integration and alignment of Company functions.  The restructuring activities were recorded in accordance with Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146).  Accordingly, the Company recorded $1,042,000 in restructuring expenses related to costs associated with the termination of 21 employees across multiple geographic regions and functions,

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

primarily related to severance, benefits and related costs.  Furthermore, the Company recorded additional restructuring costs of $762,000 in connection with facilities and property and equipment that was disposed of or removed from service.  At December 31, 2008, the Company’s restructuring accrual was $72,000 and included as a component of “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets.

The following tables set forth an analysis of the components of the 2008 restructuring plan and the payments made in 2008 (in thousands):

	Employee Severance Benefits	Facility Costs	Total
Accrual balance at December 31, 2007	$-	$-	$-
Restructuring charges incurred	1,042	762	1,804
Impairment charges recorded	-	(56)	(56)
Adjustment	(125)	-	(125)
Cash paid	(917)	(634)	(1,551)
Accrual balance at December 31, 2008	$-	$72	$72

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

The following table sets forth an analysis of the components of all restructuring plans and the payments made for the plans from December 31, 2005 to December 31, 2006 (in thousands):

	Employee Severance Benefits	Facility Costs	Total
Accrual balance at December 31, 2005	$-	$(7)	$(7)
Restructuring charges incurred	1,409	-	1,409
Amount charged to goodwill	553	282	835
Cash paid	(1,962)	(275)	(2,237)
Accrual balance at December 31, 2006	$-	$-	$-

Note 8—Shareholders’ Equity:

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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2006, the Company’s Board of Directors approved an increase in the amount authorized for repurchase under the Company’s share repurchase program from $75.0 million to $100.0 million and extended the term of the program from twenty-four (24) months to thirty-six (36) months following the date of original authorization.

On July 24, 2007, the Company’s Board of Directors approved a follow-on program for the repurchase of the Company’s common stock.  The authorization under the follow-on share repurchase program was $100 million plus approximately $19.6 million remaining under the share repurchase program originally authorized by the Company’s Board of Directors in November 2004.  The term of the follow-on program was one year from the date of approval.

During fiscal year 2008, the Company repurchased 9.7 million shares of SonicWALL common stock at an average price of $8.16 for an aggregate purchase price of $79.4 million.  During fiscal year 2007, the Company repurchased 5.6 million shares of SonicWALL common stock at an average price of $8.98 for an aggregate purchase price of $49.9 million.  During fiscal year 2006, the Company repurchased 2.4 million shares of SonicWALL common stock at an average price of $8.73 for an aggregate purchase price of $21.1 million.  The Company’s Stock Repurchase Program was completed as of September 30, 2008.

The purchase price for the shares of the Company’s common stock repurchased was reflected as a reduction to shareholders’ equity.  In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” the Company allocated the purchase price of the repurchased shares as a reduction to retained earnings and common stock and additional paid-in capital.

Note 9—Income Taxes:

The benefit (provision) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current tax expense:
Federal	$(4,541)	$(1,710)	$(762)
State	(805)	(583)	(445)
Foreign	(484)	(399)	(79)
	(5,830)	(2,692)	(1,286)
Deferred tax benefit (expense):
Federal	(269)	11,920	(6,920)
State	528	8,373	-
	259	20,293	(6,920)
Total	$(5,571)	$17,601	$(8,206)

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

The available positive evidence at December 31, 2007, included three years of cumulative historical operating profits, a projection of future income sufficient to realize most of the remaining deferred tax assets, and other evidence.  The Company recorded a partial valuation allowance release of $23.5 million in fiscal year 2007, because as of December 31, 2007, it was

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

considered more likely than not that the Company’s deferred tax assets would be realized with the exception of certain acquired net operating losses due to the annual “change in ownership” limitation by the Internal Revenue Code of 1986, as amended. The Company does not forecast future income beyond a 5-year time horizon to determine if these deferred tax assets can be realized.  At December 31, 2008, the Company continues to believe that a valuation allowance is not necessary with the exception of certain acquired net operating losses.  The change in valuation allowance in fiscal 2008 was primarily related to a change in estimates of these acquired net operating losses.  The remaining valuation allowance of approximately $10.2 million as of December 31, 2008, would result in a credit to income tax expense if and when the Company concludes it is more likely than not that the related deferred tax assets will be realized.

As of December 31, 2008, the Company believed that the amount of deferred tax assets recorded on our balance sheet would ultimately be recovered.  However, should there be a change in the Company’s ability to recover the deferred tax assets, the tax provision would increase in the period in which SonicWALL determines that it is more likely than not that the Company cannot recover the deferred tax assets.  If the Company has to re-establish a full valuation allowance against the deferred tax assets, it would result in an increase of $27.8 million to income tax expense.

Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2008	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$17,190	$19,591	$16,714
Inventory reserves	1,137	623	520
Deferred revenue	2,434	1,893	3,591
Tax credits	5,951	6,996	8,260
Share-based compensation	5,469	3,781	2,101
Other reserves and accruals	12,322	13,373	8,079
	44,503	46,257	39,265
Deferred tax liabilities:
Intangible assets	(6,490)	(8,089)	(2,920)
Net deferred tax assets before valuation allowance	38,013	38,168	36,345
Valuation allowance	(10,184)	(10,694)	(36,345)
Net deferred tax assets:	$27,829	$27,474	$-

As of December 31, 2008, the Company had cumulative net operating loss carry-forwards for federal and state income tax reporting purposes of approximately $64.2 million and $58.1 million, respectively.  The federal net operating loss carry-forwards expire through the year 2027 and the state net operating loss carry-forwards expire at various dates through the year 2019.  Such net operating losses consist of excess tax benefits from employee stock option exercises and have not been recorded in the Company’s deferred tax assets in accordance with FAS 123(R).  The Company will record $20.8 million as a credit to additional paid in capital as and when such excess tax benefits are ultimately realized.

As of December 31, 2008, the Company had cumulative carry-forwards for research and development credits for federal and state income tax purposes of approximately $7.3 million and $6.9 million, respectively.  These federal research and development tax credits expire through the year 2028.  The state research and development credits can be carried forward indefinitely.  Furthermore, the Company has federal alternative minimum tax credits of approximately $0.5 million that can be carried forward indefinitely.  Certain tax credit carryovers are attributable to excess tax benefits from employee stock option exercises and have not been recorded in the Company’s deferred tax assets in accordance with FAS 123(R).  The Company will record $5.6 million as a credit to additional paid in capital as and when such excess tax benefits are ultimately realized.

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

Additionally, the Company determined that certain gross deferred tax assets related to the acquired companies as of December

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

31, 2008, required a valuation allowance.  At December 31, 2008, a partial valuation allowance of $10.2 million has been recorded for a portion of the acquired deferred tax assets as a result of the uncertainties regarding realization of the assets based upon the limitation on the use of the net operating losses in the future.  If and when such deferred tax assets become realizable, the benefit will be credited to income tax expense.  In fiscal year 2008, the Company utilized $283,000 of the deferred tax assets related to the acquired companies resulting in a reduction in goodwill.  The Company’s overall change in valuation allowance was $(0.5) million, $(25.7) million, and $1.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company’s effective tax rate on income (loss) differs from the U.S. Federal statutory regular tax rate (benefit) as follows:

	Year Ended December 31,
	2008	2007	2006
Federal statutory rate (benefit)	35%	35%	(35%)
State taxes, net of federal benefit	8	5	(4)
IPR&D	-	7	25
Share-based compensation	23	22	100
Tax credits	(22)	(21)	(59)
Change in valuation allowance	-	(213)	283
Other	9	5	12
	53%	(160%)	322%

Undistributed earnings of the Company’s foreign subsidiaries of approximately $4.0 million at December 31, 2008, are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

The Company’s income (loss) before income taxes was earned in the following jurisdictions (in thousands):

	Year Ended December 31,
	2008	2007	2006
Domestic	$8,497	$9,529	$(2,191)
Foreign	1,955	1,491	(356)
Total	$10,452	$11,020	$(2,547)

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109).  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company adopted FIN 48 effective January 1, 2007.  In accordance with FIN 48, paragraph 19, the Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations.    As a result of the implementation of FIN 48, the Company recognized an $89,000 increase in liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2008	2007
Gross unrecognized tax benefits at January 1	$1,657	$3,124
Increases in tax positions for prior years	86	726
Decreases in tax positions for prior years	(406)	(2,443)
Increases in tax positions for current years	359	250
Settlements	-	-
Lapse in statute of limitations	-	-
Gross unrecognized tax benefits at December 31	$1,696	$1,657

Included in the balance of unrecognized tax benefits at December 31, 2008 and 2007 respectively, are $1.7 million and $0.7 million of tax benefits that, if recognized, would affect the effective tax rate. Accrued interest and penalties are immaterial at the date of adoption and as of December 31, 2008.  Such amounts are included in the unrecognized tax benefits.

The Company’s unrecognized tax benefits include state exposures from not filing state tax returns.  The Company does not expect any material changes in unrecognized tax benefits within the next 12 months.

The Company is subject to taxation in the US and various states and foreign jurisdictions.  As of December 31, 2008, the Company’s tax years for 2004 through 2008 are subject to examination by the tax authorities.  With few exceptions, as of December 31, 2008, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2004.

Note 10—Segment Reporting:

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

Revenue by product category is as follows (in thousands):
	Year Ended December 31,
	2008	2007	2006
UTM	$164,788	$147,696	$142,246
SSL	20,668	15,706	5,913
SCM	22,988	23,604	20,034
CDP	10,200	12,193	7,345
Total	$218,644	$199,199	$175,538

Revenue by geographic region, based on ship-to address, is as follows (in thousands):
	Year Ended December 31,
	2008	2007	2006
United States	$143,913	$135,000	$120,405
All other countries	74,731	64,199	55,133
Total	$218,644	$199,199	$175,538

Long-lived assets, which consist primarily of property and equipment, by geographic region based on the location of the asset are presented as follows (in thousands):
	Year Ended December 31,
	2008	2007	2006
United States	$8,301	$8,558	$3,997
All other countries	2,414	1,756	838
Total	$10,715	$10,314	$4,835

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following three customers accounted for 10% or more of the Company’s revenue:

	2008	2007	2006
Alternative Technology	16%	18%	18%
Tech Data	17%	17%	18%
Ingram Micro	16%	16%	17%

Revenue derived from Alternative Technology, Tech Data, and Ingram Micro is solely in the Americas.  No other customer represented more than 10% of our sales in those years.

Note 11—Commitments and Contingencies:

Lease Commitments

The Company leases office space in several U.S. locations including California, Washington, and Arizona. Additional sales and support offices as well as research and development facilities are leased worldwide under leases that expire at various dates ranging from 2009 to 2015, including larger facilities in Bangalore, India and Shanghai, China.

The Company’s corporate headquarters and executive offices are located in approximately 86,000 square feet of office space in Sunnyvale, California under a lease that expires in September 2009.  The lease provides for one five-year renewal option. In addition, the Company leases office space of approximately 32,000 square feet in Tempe, Arizona.  The lease term is for 7.5 years and expires in August 2015.  The base rent for this lease escalates annually at 3%.

In July 2007, the Company assumed a five-year lease for approximately 20,000 square feet of office space located in Seattle, Washington.  This lease expires in February 2012. In September 2008, the Company closed approximately half of its leased facility and recorded a liability of approximately $0.9 million equivalent to the net present value of the expected future lease costs, net of estimated future sublease. The liability is recorded as a component of “Other accrued liabilities”.

In February 2008, the Company entered into a lease agreement to lease approximately 36,000 square feet of office space in Bangalore, India to carry out certain research and development and technical support activities.  The lease term is for a period of five years commencing in March 2008 and requires a lock in period of 4 years, after which either party to the contract can terminate the lease with notice duly given.  The base rent for this lease escalates annually at 5%.

In November 2008, the Company expanded its existing facility in Shanghai, China to a total of approximately 16,000 square feet of office space to carry out our research and development activities. The lease term is for a period of three years and expires in November 2011. The base rent will be increased by 15% in September 2009.

Rent expense for the Company was approximately $4.1 million, $ 2.1 million, and $1.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Future annual minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year as of December 31, 2008 were as follows (in thousands):

Year Ending December 31,
2009	$2,506
2010	2,465
2011	2,386
2012	1,567
2013	799
Thereafter	999
Total	$10,722

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Purchase Commitments (Unaudited)

The Company outsources its manufacturing function to third party contract manufacturers, and at December 31, 2008 it has purchase obligations totaling $8.0 million.  Of this amount, $3.4 million cannot be cancelled and is payable within one year.  The Company is contingently liable for any inventory owned by a contract manufacturer that becomes excess and obsolete.  As of December 31, 2008, $370,000 had been accrued for excess and obsolete inventory held by our contract manufacturers.  In addition, as of December 31, 2008, in the normal course of business, the Company had $1.5 million in non-cancelable purchase commitments.

Product Warranties

The Company's standard warranty period for its products is one year and includes repair or replacement obligations for units with product defects.  The Company's software products carry a 90-day warranty and include technical assistance, insignificant bug fixes and feature updates.  The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates.  If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required.  However, the Company concluded that no adjustment to pre- existing warranty accruals were necessary for the years ended December 31, 2008, 2007 or 2006, respectively.  A reconciliation of the changes to the Company's warranty accrual for the years ended December 31, 2008, 2007, and 2006 is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Beginning balance	$741	$811	$790
Accruals for warranties issued	919	854	599
Settlements made during the period	(1,085)	(924)	(578)
Ending balance	$575	$741	$811

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

The Company has entered into agreements with certain executives where the Company may be required to pay severance benefits up to 24 months of salary, bonuses and accelerate vesting of stock options in the event of termination of employment under certain circumstances, including a change of control. In October 2008, the Compensation Committee of the Board of Directors authorized modifications to these agreements designed to comply with Section 409A of the Internal Revenue Code of 1986, as amended.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Legal Proceedings

On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000.  Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s.  All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin.  On April 19, 2002, plaintiffs filed an amended complaint.  The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings.  On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards.  On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice.  On February 19, 2003, the Court denied the motion to dismiss the Company’s claims.  A tentative agreement was reached with plaintiffs’ counsel and the insurers for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims.  Papers formalizing the settlement among the plaintiffs, issuer defendants, including SonicWALL, and insurers were presented to the Court on September 14, 2004.  On February 15, 2005, the Court granted preliminary approval of the settlement, subject to the parties fulfilling certain conditions.  On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement.  In December 2006, the Second Circuit Court of Appeals reversed the class certification decision of the District Court in six (6) focus cases.  The Second Circuit Court of Appeals also denied rehearing.  In June 2007, the District Court signed a stipulation terminating the settlement approval process.  In December 2007, plaintiffs filed an opposition to motions to dismiss of the focus case issuers and underwriters.  The focus case issuers and underwriters in turn submitted briefs in opposition to plaintiffs’ motion for class certification.  In March 2008, plaintiffs filed a reply in support of their motion for class certification in the focus cases. Discussions among the various parties are ongoing. If the litigation against the Company continues, the Company believes it has a meritorious defense and intends to defend the case vigorously.  No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this contingency.  As a result, no loss has been accrued in the Company’s financial statements as of December 31, 2008.

On March 13, 2006, eSoft, Inc. (“eSoft”) filed a complaint captioned eSoft, Inc. v. SonicWALL, Inc., No. 06-CV-00445, in the United States District Court for the District of Colorado.  The Complaint alleged that the Company has willfully infringed, actively induced the infringement of and/or knowingly contributorily infringed U.S. Patent No. 6,961,773 (the “773 Patent”) and sought  (1) a judgment that the Company has willfully infringed, actively induced the infringement and/or knowingly contributorily infringed the patent, (2) the award of an unspecified amount of trebled damages, together with expenses, costs and attorneys’ fees and (3) permanent injunctive relief restraining and enjoining the Company from infringing the patent. At essentially the same time, eSoft filed complaints against five (5) other defendants alleging infringement of the 773 Patent.  In response to a motion to re-examine filed with the patent office by defendants in two of the other cases, the Company filed a motion to stay proceedings pending the results of the re-examination process.  eSoft joined in that motion and on February 12, 2007, the Court granted our motion for stay.  On September 15, 2008, the Patent and Trademark Office (the “PTO”) issued its first office action as part of the re-examination process. Counsel for eSoft requested an extension to December 15, 2008 to respond to the PTO office action. On December 10, 2008, the parties filed a status report on the case. According to the status report, the re-examination process was ongoing with no discernible end to that process and any subsequent appeals. After receiving the report, the Court, on December 17, 2008, administratively closed the case with leave to reopen the case by any party showing good cause. In consideration of the administrative closure of this case, no loss has been accrued in the Company’s financial statements as of December 31, 2008.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On October 8, 2008, Northpeak Wireless, LLC filed a complaint captioned Northpeak Wireless, LLC v. 3Com Corporation, et al, No. CV-08-J-1813-NE, in the United States District Court for the Northern District of Alabama. The complaint names thirty one (31) defendants, including the Company. The complaint alleges that the Company makes, uses, sells, offers to sell, and/or imports products that incorporate and/or utilize direct sequence spread spectrum wireless technology that infringes U.S. Patent No. 4,977,577 (the “577 Patent”) and U.S. Patent No. 5,987,058 (the “058 Patent”) and seeks a judgment that the Company has infringed, actively induced infringement and/or contributorily infringed the 577 Patent and the 058 Patent. The complaint seeks an award of unspecified damages, pre-judgment and post-judgment interest together with costs, expenses and attorneys’ fees. On January 21, 2009, the Court granted the motion made by the defendants, including SonicWALL, to transfer the case to the Northern District of California. The Company intends to defend the case vigorously. No estimate can be made at this time of the possible loss or possible range of loss, if any, associated with the resolution of this matter. As a result, no loss has been accrued in the Company’s financial statements as of December 31, 2008.

Additionally, the Company is, from time to time, a party to routine litigation incidental to its business.  The Company believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial statements taken as a whole or its results of operations, financial position, and cash flows.

Note 12—Employee Benefits:

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

For the years ended December 31, 2008, 2007, and 2006, the Company issued approximately 377,000, 379,000, and 414,000 shares, respectively, under the ESPP.  At December 31, 2008, 1,311,550 shares were available for future issuance under the ESPP.  The weighted average purchase price of the shares issued under the ESPP in 2008, 2007, and 2006 was $6.45, $7.21, and $5.18 per share, respectively.  The weighted average fair value of shares issued under the ESPP was $2.03, $2.34, and $1.78 per share, respectively, for 2008, 2007, and 2006.

Stock Option Plans

Stock Option Plan Descriptions

As of December 31, 2008, the Company had two stock incentive plans (together the “Stock Option Plans”): the shareholder approved 2008 Equity Incentive Plan (the “2008 Plan”) and the Board approved 2008 Inducement Equity Incentive Plan (the “2008 Inducement Plan”). The 2008 Plan, which was approved by the Company’s shareholders on June 10, 2008, replaced the 1998 Stock Option Plan (the “1998 Plan”) which was expiring. No further awards were made under the 1998 Plan. In connection with the acquisitions of various companies, the Company assumed the share-based awards granted under stock incentive plans of the acquired companies. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations and the other factors disclosed by the Company in its filings under the Securities Exchange Act of 1934, as amended. The Company’s primary stock incentive plans are summarized as follows:

2008 Plan

The 2008 Plan permits the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, and

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

2008 Inducement Plan

The 2008 Inducement Plan permits the granting of nonstatutory stock options, restricted stock, restricted stock units, performance shares, and stock appreciation rights to new employees of the Company, its subsidiaries and affiliates, as material inducements to accept an offer of employment. As adopted by the Board on June 10, 2008, the maximum number of shares issuable over the term of the 2008 Inducement Plan is 500,000 shares. Nonqualified stock options granted under the 2008 Inducement Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than seven years from the grant date.  The stock options awarded under the 2008 Inducement Plan will generally become exercisable as to 25% of the option shares, one year after the date of grant and then ratably over the following 36 months. The Board of Directors or other committees administering the plan, have the discretion to use a different vesting schedule.

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

The following table summarizes option activity under the stock option plans:

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Options Outstanding
	Options Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2005	347,565	16,823,438	$6.33
Authorized	2,601,046	-	-
Options assumed related to acquisition	-	76,848	$1.46
Granted	(3,726,000)	3,726,000	$8.63
Exercised	-	(2,362,576)	$5.98
Canceled	1,568,952	(1,606,190)	$6.62
Balance at December 31, 2006	791,563	16,657,520	$6.85
Authorized	2,615,425	-	-
Options assumed related to acquisition	-	744,043	$8.44
Granted	(3,295,880)	3,295,880	$8.82
Exercised	-	(2,269,940)	$6.30
Canceled	1,186,970	(1,234,350)	$7.74
Balance at December 31, 2007	1,298,078	17,193,153	$7.30
Authorized	3,799,104	-	-
Granted	(4,752,037)	4,752,037	$7.94
Exercised	-	(446,923)	$6.44
Canceled	1,529,422	(1,939,787)	$8.36
Retired	(89)	-	-
Balance at December 31, 2008	1,874,478	19,558,480	$7.30

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2008:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value

$0.30 – $ 0.45	394	6.6	$0.30	$1,450	244	$0.30	$898
$0.94 – $ 1.41	14,711	1.3	1.40	37,883	12,346	1.40	31,805
$1.42 – $ 2.13	3,094	0.8	1.42	7,921	3,094	1.42	7,921
$2.87 – $ 4.41	2,934,670	4.2	3.44	1,640,988	2,912,170	3.44	1,638,608
$4.93 – $ 7.40	3,531,849	5.5	5.90	-	3,286,532	5.87	-
$7.47 – $11.21	12,807,152	8.0	8.25	-	5,618,227	8.26	-
$11.26 – $16.89	43,610	1.9	13.77	-	43,610	13.77	-
$17.03 – $25.55	103,000	2.6	17.94	-	103,000	17.94	-
$29.75 – $44.63	20,000	1.4	29.75	-	20,000	29.75	-
$45.56 – $68.34	100,000	1.5	45.56	-	100,000	45.56	-

Total	19,558,480	6.9	$7.37	$1,688,242	12,099,223	$6.88	$1,679,232

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $3.98 as of December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.  The total number of in-the-money options exercisable as of December 31, 2008 was 2.7 million.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Disclosure

The share-based compensation expenses recognized under SFAS 123R for the years ended December 31, 2008, 2007, and 2006 were as follows (in thousands):

	2008	2007	2006
Employee Stock Options	$9,918	$13,039	$13,702
Employee Stock Purchase	699	938	713
Total	$10,617	$13,977	$14,415

The weighted average grant-date fair value of options granted for the year ended December 31, 2008, 2007, and 2006 was $2.68, $2.92, and $3.07 per share, respectively.  The total fair value of shares vested during the year-ended December 31, 2008 was $9.8 million.  The total intrinsic value of options exercised during the year-ended December 31, 2008 was $0.6 million.  The total cash received from employees as a result of employee stock option exercises and employee stock purchase plan during the year ended December 31, 2008 was $2.9 million.  In connection with these exercises, there was a tax benefit of $127,000 realized by the Company due to the Company’s current tax position.  The weighted average remaining contractual term for options exercisable at December 31, 2008 was 5.8 years.  The Company issues new shares of common stock upon exercise of stock options.  The total compensation cost (gross) related to non-vested awards not yet recognized at December 31, 2008 was $19.0 million and the weighted-average period over which this amount is expected to be recognized is 2.82 years.

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

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The assumptions used to estimate the fair value of stock options granted under the Company’s Stock Option Plans using the Black-Scholes option pricing model for the year ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Expected volatility	40.6% to 46.6%	39.4% to 43.9%	42.4% to 48.4%
Risk-free interest rate	1.2% to 3.0%	3.2% to 5.1%	4.4% to 5.2%
Expected life	3.5 to 3.7 years	2.9 to 3.5 years	2.9 to 3.1 years
Dividend yield	0%	0%	0%

The fair value of purchase rights issued under the Employee Stock Purchase Plan was estimated using the following assumptions for the year ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Expected volatility	42.8% to 43.3%	30.3% to 34.3%	32.1% to 44.7%
Risk-free interest rate	2.0% to 2.8%	4.1% to 5.2%	3.7% to 5.3%
Expected life	0.5 year to 1 year	0.5 year to 1 year	0.5 year to 1 year
Dividend yield	0%	0%	0%

Pension Plan

The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees.  The Company’s contribution to this plan is discretionary.  The Company provides for a discretionary matching contribution amount which is currently 50% of the employee contribution up to a maximum of $2,000 annually for each participant.  All such employer contributions vest immediately. The Company has expensed approximately $758,000, $678,000, and $615,000 of employer contributions for the years ended December 31, 2008, 2007 and 2006, respectively.

Deferred Compensation Plan

SonicWALL has a deferred compensation plan (DCP) to provide specified benefits to, and help retain, a select group of management and highly compensated employees and directors (Participants) who contribute materially to the Company’s continued growth, development, and future business success.  Under the DCP, Participants may defer up to 80% of their salary and up to 100% of their annual bonus and commission.  Each Participant’s deferral account is credited with an amount equal to the net investment return of one or more equity or bond funds selected by the Participant.  Amounts in a Participant’s deferral account represent an unsecured claim against the Company’s assets and are paid, pursuant to the Participant’s election, in a lump sum or in quarterly installments at a specified date during the participant’s employment or upon the Participant’s termination of employment with the Company.  The Company pays for the insurance coverage provided under this plan, but does not make any contributions to this plan.  In October 2008, the Compensation Committee of the Board of Directors adopted modifications to the DCP designed to comply with Section 409A of the Internal Revenue Code of 1986, as amended. At December 31, 2008, the trust assets and the corresponding deferred compensation liabilities were $3,430,000 and $3,678,000, respectively, and are included in other current assets and other current liabilities, respectively.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, with the participation of our Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Chief Accounting Officer (CAO), has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2008.  Based on the evaluation, the CEO, CFO and CAO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008 for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The management, under the supervision and with the participation of its CEO, CFO, and CAO, assessed the effectiveness of our internal controls over financial reporting based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.  This assessment is supported by testing and monitoring performed by our internal finance organization and our retained internal audit organization.  Based upon the assessment performed, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.  We review with the Audit Committee of the Board of Directors on a regular basis our assessment of our internal controls over financial reporting including the evaluation of any changes in our internal control over financial reporting environment to determine if material changes have occurred.

Armanino McKenna LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has also assessed the effectiveness of internal control over financial reporting as of December 31, 2008.  Armanino McKenna LLP has issued an attestation report with an unqualified opinion.  This attestation report is included herein under Part II, Item 8.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2008, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

You will find information regarding our Directors and Executive Officers appearing under the headings “Proposal No. 1 --- Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Other Matters”   in the Proxy Statement which we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 11, 2009.  We are incorporating the information contained in those sections of our Proxy Statement here by reference.

The Company maintains a set of Corporate Governance Principles, a Code of Ethics for Principle Executive Officers and Senior Financial Officers, and a Code of Conduct.  Our Code of Conduct is applicable to all employees, including all officers and our independent directors.  The full text of our Corporate Governance Principles, our Code of Ethics for Principle Executive Officers and Senior Financial Officers and our Code of Conduct are published on our corporate website www.sonicwall.com under the tab Corporate Governance.

ITEM 11.  Executive Compensation

You will find this information in the sections captioned “Compensation Discussion and Analysis,” “Report of the Compensation Committee”, “Executive Compensation”, and “Director Compensation”  which will appear in the 2009 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 11, 2009.  We are incorporating the information contained in those sections here by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

You will find this information in the section captioned “Security Ownership of Certain Beneficial Owners and Management”, and “Equity Compensation Plan Information” which will appear in the 2009 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 11, 2009.  We are incorporating the information contained in that section here by reference.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

You will find this information in the sections captioned “Certain Relationships and Related Transactions,” and “Corporate Governance and Other Matters” which will appear in the 2009 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 11, 2009.  We are incorporating the information contained in those sections here by reference.

ITEM 14.  Principal Accounting Fees and Services

You will find this information in the sections captioned “Report of the Audit Committee” and Proposal No. 2 --- Ratification of Selection of Independent Auditors”  which will appear in the 2009 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 11, 2009.  We are incorporating the information contained in those sections here by reference.

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
2.1
Agreement and Plan of Merger and Reorganization, dated as of October 16, 2000, among Registrant, Pluto Acquisition Corp., Phobos Corporation, and GMS Capital Partners, L.P. (Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 000-27723), filed on November 27, 2000).

2.2
Amendment to Agreement and Plan of Merger dated as of November 6, 2000, by and among Registrant, Pluto Acquisition Corp., Phobos Corporation, and GMS Capital Partners, L.P. (Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 000-27723), filed on November 27, 2000).

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

2.5
Agreement and Plan of Merger and Reorganization, dated November 18, 2005, by and among the Registrant, Spectrum Acquisition Corporation and Lasso Logic, Inc., et al. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2005, filed on March 15, 2006).

2.6
Agreement and Plan of Merger, dated February 7, 2006, by and among the Registrant, Meridian Acquisition Corporation, MailFrontier, Inc., and Anne Bonaparte and Sonja Hoel, as the Representatives.  (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0000950134-06-003922), filed on February 28, 2007).

2.7
Agreement and Plan of Merger, date June 12, 2007, by and among the Registrant, Avalon Acquisition Corp. and Aventail, including amendment number one thereto effective July 5, 2007.  (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0001093885-07-000004), filed on July 7, 2007).

3.1
Registrant’s Amended and Restated Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

3.2
Registrant’s Bylaws, as amended December 12, 2003 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2005, filed on March 15, 2006).

3.3	Bylaws of SonicWALL, Inc., as Amended July 24, 2007. (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0001093885-07-000008), filed on July 30, 2007).

Number	Description
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

10.2	Form of Stock Option Agreement for Registrant’s 1994 Stock Option Plan (Incorporated by reference to the Registrant’s Filing on Schedule TO (File No. 005-58485), filed on January 9, 2003).
10.3	Registrant’s 1998 Stock Option Plan, as amended to date (Incorporated by reference to the Registrant’s 2000 Definitive Proxy Statement (File No. 000-27723), filed on November 7, 2001).
10.4	Form of Stock Option Agreement for Registrant’s 1998 Stock Option Plan (Incorporated by reference to the Registrant’s Filing on Schedule TO (File No. 005-58485), filed on January 9, 2003).
10.5	Registrant’s 1999 Employee Stock Purchase Plan (Incorporated by reference to the Registrant’s 2003 Definitive Proxy Statement (File No. 000-27723), filed on November 5, 2003).
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
10.9
Employment agreement dated June 21, 2003 between Registrant and Kathleen Fisher (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2003, filed on August 14, 2003).

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

10.19
First Amendment to Lease dated May 2, 2001 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001, filed on April 1, 2002).

10.20
Second Amendment to Lease dated September 26, 2001 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001, filed on April 1, 2002).

10.21++
OEM Hardware (with Software) License and Purchase Agreement effective as of May 29, 2001 between Registrant and Cisco Systems, Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001, filed on April 1, 2002).

10.22++
Amendment Number One to OEM Hardware (with Software) License and Purchase Agreement dated June 25, 2002 between Registrant and Cisco Systems, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2002, filed on August 14, 2002).

10.23
Employment agreement dated March 14, 2003 between Registrant and Matthew Medeiros (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.24
Employment agreement dated August 11, 2003 between Registrant and Michael Stewart (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2003, filed on November 14, 2003).

10.25
Employment agreement dated October 29, 2003 between Registrant and Robert Knauff (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2003, filed on March 15, 2004).

10.26
Manufacturing and Purchase Agreement dated June 4, 2004 by and between Flash Electronics, Inc. and SonicWALL, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004, filed on August 9, 2004).

10.27
Third Amendment to Lease executed on April 28, 2004 by and between AMB Property, L.P., as Landlord, and SonicWALL, Inc. as Tenant.  (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004, filed on August 9, 2004).

Number	Description
10.28
Retention and Severance Agreement for Executive Officers dated April 20, 2004.  (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004, filed on August 9, 2004).

10.29
Registrant’s Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004, filed on November 9, 2004).

10.30
Employment Agreement as amended and restated July 29, 2004 between Registrant and Matthew Medeiros (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004, filed on November 9, 2004).

10.31
Stock Option Agreement dated July 29, 2004 between Registrant and Outside Directors (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004, filed on November 9, 2004).

10.32
Issuer Repurchase Plan Agreement dated November 29, 2004 between Registrant and RBC Dain Rauscher Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2004, filed on March 21, 2005).

10.33
Issuer Repurchase Plan Agreement amended and restated, dated February 15, 2005 between Registrant and RBC Dain Rauscher Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2004, filed on March 21, 2005).

10.34
Lease dated December 19, 2006 between Registrant, as Tenant, and Kolte Patil Developers Limited, as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0000950134-07-005644) for the year ended December 31, 2006, filed on March 14, 2007).

10.35
Issuer Repurchase Plan Agreement amended and restated, dated November 3, 2006 between Registrant and RBC Dain Rauscher Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0000950134-07-005644) for the year ended December 31, 2006, filed on March 14, 2007).

10.36
Registrant’s Employee Stock Purchase Plan, dated August 24, 1999, as amended August 1, 2006 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0000950134-07-005644) for the year ended December 31, 2006, filed on March 14, 2007).

10.37
Lease dated September 25, 2007 between Registrant, as Tenant, and TMC-3011 S 52nd ST, LLC, as Landlord.  (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0001093885-07-000021) for the quarter ended September 30, 2007, filed on November 7, 2007).

10.38
Lease dated February 1, 2008 between Aventail Info Tech Private Limited, a subsidiary of the Registrant, as Tenant, and Salarpuria Softzone, as Landlord, and SPPL Property Management Private Limited, as Maintenance Service Provider. (Incorporated by reference to the Registrant’s Annual Report on Form 10K (File No. 0000950134-08-004440) for the year ended December 31, 2007, filed on March 10, 2008).

10.39
Limited Licensed Materials License Agreement dated December 14, 2007 between Registrant, as Licensee, and Linkbit, Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10K (File No. 0000950134-08-004440) for the year ended December 31, 2007, filed on March 10, 2008).

10.40	Registrant’s 2008 Equity Incentive Plan (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0001093885-08-000017), filed on June 16, 2008).

Number	Description
10.41	Registrant’s 2008 Inducement Equity Incentive Plan (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0001093885-08-000017), filed on June 16, 2008).
10.42
Registrant’s 2008 Inducement Equity Incentive Plan as amended (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0001093885-08-000027) for the quarter ended September 30, 2008, filed on October 31, 2008).

10.43
Registrant’s Deferred Compensation Plan as amended and restated August 8, 2008 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0001093885-08-000027) for the quarter ended September 30, 2008, filed on October 31, 2008).

10.44*	Employment Agreement as amended and restated, dated October 20, 2008 between Registrant and Matthew Medeiros
10.45*	Retention and Severance Agreement as amended and restated, dated October 20, 2008 among Registrant and Executive Officers
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
++	Confidential treatment has been obtained or requested for portions of this exhibit. The omitted material has been separately filed with the Securities and Exchange Commission.

(b) Exhibits

See Item 15(a) (3) above.

(c) Financial Statement Schedules

See Item 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California.

Date: March 6, 2009

SonicWALL, Inc.
By:	/s/ Matthew Medeiros
Matthew Medeiros
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Medeiros	President, Chief Executive Officer and
Matthew Medeiros	Director (Principal Executives Officer)	March 6, 2009

/s/ Robert Selvi	Chief Financial Officer
Robert Selvi	(Principal Financial Officer)	March 6, 2009

/s/ Robert Knauff	Chief Accounting Officer
Robert Knauff	(Principal Accounting Officer)	March 6, 2009

/s/ John C. Shoemaker
John C. Shoemaker	Chairman of the Board of Directors	March 6, 2009

/s/ Charles Berger
Charles Berger	Director	March 6, 2009

/s/ David W. Garrison
David W. Garrison	Director	March 6, 2009

/s/ Charles Kissner
Charles Kissner	Director	March 6, 2009

/s/ Edward F. Thompson
Edward F. Thompson	Director	March 6, 2009

/s/ Cary Thompson
Cary Thompson	Director	March 6, 2009

/s/ Clark Masters
Clark Masters	Director	March 6, 2009

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Other	Charged to Cost and Expenses	Deductions/ Write-off of Accounts	Balance at End of Year
	(in thousands)
Year ended December 31, 2006
Allowance for doubtful accounts	123	-	53	(24)	152
Year ended December 31, 2007
Allowance for doubtful accounts	152	213	87	(275)	177
Year ended December 31, 2008
Allowance for doubtful accounts	177	(171)	233	(126)	113

Exhibit Index
Number	Description
2.1
Agreement and Plan of Merger and Reorganization, dated as of October 16, 2000, among Registrant, Pluto Acquisition Corp., Phobos Corporation, and GMS Capital Partners, L.P. (Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 000-27723), filed on November 27, 2000).

2.2
Amendment to Agreement and Plan of Merger dated as of November 6, 2000, by and among Registrant, Pluto Acquisition Corp., Phobos Corporation, and GMS Capital Partners, L.P. (Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 000-27723), filed on November 27, 2000).

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

2.5
Agreement and Plan of Merger and Reorganization, dated November 18, 2005, by and among the Registrant, Spectrum Acquisition Corporation and Lasso Logic, Inc., et al. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2005, filed on March 15, 2006).

2.6
Agreement and Plan of Merger, dated February 7, 2006, by and among the Registrant, Meridian Acquisition Corporation, MailFrontier, Inc., and Anne Bonaparte and Sonja Hoel, as the Representatives.  (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0000950134-06-003922), filed on February 28, 2007).

2.7
Agreement and Plan of Merger, date June 12, 2007, by and among the Registrant, Avalon Acquisition Corp. and Aventail, including amendment number one thereto effective July 5, 2007.  (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0001093885-07-000004), filed on July 7, 2007).

3.1
Registrant’s Amended and Restated Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85997), which became effective on November 9, 1999).

3.2
Registrant’s Bylaws, as amended December 12, 2003 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2005, filed on March 15, 2006).

3.3	Bylaws of SonicWALL, Inc., as Amended July 24, 2007. (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0001093885-07-000008), filed on July 30, 2007).
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

10.2	Form of Stock Option Agreement for Registrant’s 1994 Stock Option Plan (Incorporated by reference to the Registrant’s Filing on Schedule TO (File No. 005-58485), filed on January 9, 2003).
10.3	Registrant’s 1998 Stock Option Plan, as amended to date (Incorporated by reference to the Registrant’s 2000 Definitive Proxy Statement (File No. 000-27723), filed on November 7, 2001).

Number	Description
10.4	Form of Stock Option Agreement for Registrant’s 1998 Stock Option Plan (Incorporated by reference to the Registrant’s Filing on Schedule TO (File No. 005-58485), filed on January 9, 2003).
10.5	Registrant’s 1999 Employee Stock Purchase Plan (Incorporated by reference to the Registrant’s 2003 Definitive Proxy Statement (File No. 000-27723), filed on November 5, 2003).
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
10.9
Employment agreement dated June 21, 2003 between Registrant and Kathleen Fisher (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2003, filed on August 14, 2003).

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
10.19
First Amendment to Lease dated May 2, 2001 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001, filed on April 1, 2002).

10.20
Second Amendment to Lease dated September 26, 2001 between Registrant, as Tenant, and AMB Property, L.P., as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001, filed on April 1, 2002).

10.21++
OEM Hardware (with Software) License and Purchase Agreement effective as of May 29, 2001 between Registrant and Cisco Systems, Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2001, filed on April 1, 2002).

10.22++
Amendment Number One to OEM Hardware (with Software) License and Purchase Agreement dated June 25, 2002 between Registrant and Cisco Systems, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2002, filed on August 14, 2002).

10.23
Employment agreement dated March 14, 2003 between Registrant and Matthew Medeiros (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.24
Employment agreement dated August 11, 2003 between Registrant and Michael Stewart (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2003, filed on November 14, 2003).

10.25
Employment agreement dated October 29, 2003 between Registrant and Robert Knauff (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the fiscal year ended December 31, 2003, filed on March 15, 2004).

10.26
Manufacturing and Purchase Agreement dated June 4, 2004 by and between Flash Electronics, Inc. and SonicWALL, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004, filed on August 9, 2004).

10.27
Third Amendment to Lease executed on April 28, 2004 by and between AMB Property, L.P., as Landlord, and SonicWALL, Inc. as Tenant.  (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004, filed on August 9, 2004).

10.28
Retention and Severance Agreement for Executive Officers dated April 20, 2004.  (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended June 30, 2004, filed on August 9, 2004).

10.29
Registrant’s Stock Option Agreement dated July 29, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004, filed on November 9, 2004).

10.30
Employment Agreement as amended and restated July 29, 2004 between Registrant and Matthew Medeiros (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004, filed on November 9, 2004).

10.31
Stock Option Agreement dated July 29, 2004 between Registrant and Outside Directors (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27723) for the quarter ended September 30, 2004, filed on November 9, 2004).

Number	Description
10.32
Issuer Repurchase Plan Agreement dated November 29, 2004 between Registrant and RBC Dain Rauscher Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2004, filed on March 21, 2005).

10.33
Issuer Repurchase Plan Agreement amended and restated, dated February 15, 2005 between Registrant and RBC Dain Rauscher Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27723) for the year ended December 31, 2004, filed on March 21, 2005).

10.34
Lease dated December 19, 2006 between Registrant, as Tenant, and Kolte Patil Developers Limited, as Landlord (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0000950134-07-005644) for the year ended December 31, 2006, filed on March 14, 2007).

10.35
Issuer Repurchase Plan Agreement amended and restated, dated November 3, 2006 between Registrant and RBC Dain Rauscher Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0000950134-07-005644) for the year ended December 31, 2006, filed on March 14, 2007).

10.36
Registrant’s Employee Stock Purchase Plan, dated August 24, 1999, as amended August 1, 2006 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0000950134-07-005644) for the year ended December 31, 2006, filed on March 14, 2007).

10.37
Lease dated September 25, 2007 between Registrant, as Tenant, and TMC-3011 S 52nd ST, LLC, as Landlord.  (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0001093885-07-000021) for the quarter ended September 30, 2007, filed on November 7, 2007).

10.38
Lease dated February 1, 2008 between Aventail Info Tech Private Limited, a subsidiary of the Registrant, as Tenant, and Salarpuria Softzone, as Landlord, and SPPL Property Management Private Limited, as Maintenance Service Provider. (Incorporated by reference to the Registrant’s Annual Report on Form 10K (File No. 0000950134-08-004440) for the year ended December 31, 2007, filed on March 10, 2008).

10.39
Limited Licensed Materials License Agreement dated December 14, 2007 between Registrant, as Licensee, and Linkbit, Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10K (File No. 0000950134-08-004440) for the year ended December 31, 2007, filed on March 10, 2008).

10.40	Registrant’s 2008 Equity Incentive Plan (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0001093885-08-000017), filed on June 16, 2008).
10.41	Registrant’s 2008 Inducement Equity Incentive Plan (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0001093885-08-000017), filed on June 16, 2008).
10.42
Registrant’s 2008 Inducement Equity Incentive Plan as amended (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0001093885-08-000027) for the quarter ended September 30, 2008, filed on October 31, 2008).

10.43
Registrant’s Deferred Compensation Plan as amended and restated August 8, 2008 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0001093885-08-000027) for the quarter ended September 30, 2008, filed on October 31, 2008).

10.44*	Employment Agreement as amended and restated, dated October 20, 2008 between Registrant and Matthew Medeiros
10.45*	Retention and Severance Agreement as amended and restated, dated October 20, 2008 among Registrant and Executive Officers
21.1*	List of Subsidiaries.

Number	Description
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
++	Confidential treatment has been obtained or requested for portions of this exhibit. The omitted material has been separately filed with the Securities and Exchange Commission.