Form 10-Q
period 2009-03-31
SONICWALL INC
filed 2009-05-07
CIK 1093885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2009

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
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at April 30, 2009
Common Stock, no par value	53,802,245 Shares

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SONICWALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008 (1)
	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$68,953	$45,127
Short-term investments	47,666	60,327
Accounts receivable, net	19,236	20,945
Inventories	6,454	8,956
Deferred tax assets	9,423	9,423
Prepaid expenses and other current assets	7,310	11,861
Total current assets	159,042	156,639

Property and equipment, net	9,468	9,543
Goodwill	138,470	138,470
Long-term investments	62,746	61,450
Deferred tax assets, non-current	18,406	18,406
Purchased intangibles and other assets, net	16,226	17,328
Total assets	$404,358	$401,836

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$8,562	$10,717
Accrued payroll and related benefits	11,242	11,554
Other accrued liabilities	4,632	10,307
Deferred revenue	91,066	88,415
Total current liabilities	115,502	120,993

Deferred revenue, non-current	17,055	15,072
Total liabilities	132,557	136,065

Shareholders' Equity:
Common stock, no par value	399,097	396,223
Accumulated other comprehensive loss, net	(7,796)	(9,209)
Accumulated deficit	(119,500)	(121,243)
Total shareholders' equity	271,801	265,771
Total liabilities and shareholders' equity	$404,358	$401,836

(1)	Amounts as of December 31, 2008 have been derived from the audited financial statements as of the same date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per share data)
	(Unaudited)
Revenues:
Product	$15,464	$23,741
License and service	31,684	31,570
Total revenues	47,148	55,311
Cost of revenues:
Product	8,257	11,041
License and service	4,140	4,822
Amortization of purchased technology	754	754
Total cost of revenues	13,151	16,617
Gross profit	33,997	38,694
Operating expenses:
Research and development	9,827	11,544
Sales and marketing	17,242	22,725
General and administrative	4,247	5,145
Amortization of purchased intangible assets	274	293
Restructuring charges	-	1,805
Total operating expenses	31,590	41,512
Income (loss) from operations	2,407	(2,818)
Interest income and other expense, net	791	2,620
Income (loss) before income taxes	3,198	(198)
(Provision) benefit for income taxes	(1,455)	132
Net income (loss)	$1,743	$(66)
Net income (loss) per share:
Basic	$0.03	$(0.00)
Diluted	$0.03	$(0.00)
Shares used in computing net income (loss) per share:
Basic	53,654	60,988
Diluted	54,537	60,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,743	$(66)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,326	2,193
Share-based compensation expense related to employee stock options and ESPP	2,022	2,462
Change in allowance for doubtful accounts and others	148	(143)
Changes in operating assets and liabilities:
Accounts receivable	1,639	1,154
Inventories	2,502	(2,081)
Prepaid expenses and other current assets	(554)	(1,131)
Other assets	(3)	(14)
Accounts payable	(2,155)	3,829
Accrued payroll and related benefits	(312)	(5,409)
Other accrued liabilities	(5,674)	(2,576)
Deferred revenue	4,634	4,661
Net cash provided by operating activities	6,316	2,879
Cash flows from investing activities:
Purchase of property and equipment	(1,301)	(1,683)
Change in restricted cash in escrow	5,104	1,389
Maturity and sale of investments	27,815	89,458
Purchase of investments	(14,960)	(46,320)
Net cash provided by investing activities	16,658	42,844
Cash flows from financing activities:
Issuance of common stock under employee stock options and purchase plans	852	3,047
Repurchase of common stock	-	(32,547)
Net cash provided by (used in) financing activities	852	(29,500)
Net increase in cash and cash equivalents	23,826	16,223
Cash and cash equivalents at beginning of period	45,127	33,324
Cash and cash equivalents at end of period	$68,953	$49,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except for share data)

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Accumulated	Shareholders'
Three Months Ended March 31, 2008	Shares	Amount	Loss	Deficit	Equity

Balance at December 31, 2007	62,477,590	$446,431	$(2,284)	$(116,443)	$327,704
Issuance of common stock upon exercise of
stock options	242,367	1,712			1,712
Issuance of common stock in connection with
the Employee Stock Purchase Plan (ESPP)	180,014	1,335			1,335
Share-based compensation		2,462			2,462
Repurchase of common stock	(3,786,470)	(27,056)		(5,491)	(32,547)
Comprehensive income:
Change in unrealized loss on investment
securities			487		487
Net loss				(66)	(66)
Total comprehensive income					421
Balance at March 31, 2008	59,113,501	$424,884	$(1,797)	$(122,000)	$301,087

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Accumulated	Shareholders'
Three Months Ended March 31, 2009	Shares	Amount	Loss	Deficit	Equity

Balance at December 31, 2008	53,575,371	$396,223	$(9,209)	$(121,243)	$265,771
Issuance of common stock upon exercise of
stock options	35,800	134			134
Issuance of common stock in connection with ESPP	191,074	718			718
Share-based compensation		2,022			2,022
Comprehensive income:
Change in unrealized loss on investment
securities			1,413		1,413
Net income				1,743	1,743
Total comprehensive income					3,156
Balance at March 31, 2009	53,802,245	$399,097	$(7,796)	$(119,500)	$271,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

 SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements prepared by SonicWALL, Inc. (the “Company”), are unaudited and reflect all adjustments which are normal, recurring and, in the opinion of management, necessary for a fair statement of the financial position and the results of operations of the Company for the interim periods presented.  The condensed consolidated statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnotes required by Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”). The results of operations for the three month period ended March 31, 2009 is not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.  The information included in this report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008, as set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2009.

2.  CONSOLIDATION

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the Company and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated.

3.  CRITICAL ACCOUNTING POLICIES

There have been no material changes to any of the Company’s critical accounting policies and critical accounting estimates as disclosed in its annual report on Form 10-K for the year ended December 31, 2008.

4.  NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  The Company has adopted SFAS 157 to account for its financial assets and liabilities for the fiscal year beginning January 1, 2008 and its nonfinancial assets and liabilities beginning January 1, 2009. The adoption of SFAS 157 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis did not have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”).   FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009 and early adoption is permitted for periods ending after March 15, 2009.   The Company is in the process of evaluating this standard and has not yet determined the impact that the adoption of FSP 157-4 will have on its consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued Staff Position 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”).  FSP 107-1 and APB 28-1, amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  FSP 107-1 and APB 28-1 shall be effective for interim and annual reporting periods ending after June 15, 2009 and early adoption is permitted for periods ending after March 15, 2009.   The Company is in the process of evaluating this standard and has not yet determined the impact that the adoption of this FSP will have on its consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued Staff Position 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”).  FSP 115-2 and FSP 124-2, amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP 115-2 and FSP 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009 and early adoption is permitted for periods ending after March 15, 2009.   The Company is in the process of evaluating this standard and has not yet determined the impact that the adoption of this FSP will have on its consolidated financial position, results of operations and cash flows.

 SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

5.  NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Net income (loss)	$1,743	$(66)
Denominator:
Weighted average shares used to compute basic EPS	53,654	60,988
Effect of dilutive securities:
Dilutive common stock equivalents	883	-
Weighted average shares used to compute diluted EPS	54,537	60,988
Net income (loss) per share:
Basic	$0.03	$(0.00)
Diluted	$0.03	$(0.00)

For the three month period ended March 31, 2009, potentially dilutive securities of approximately 16.5 million shares consisting of options with a weighted average exercise price of $8.03, have not been considered in the computation of net income per share as these options’ exercise prices were greater than the average market price of common shares for the period.

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

6.  FAIR VALUE MEASUREMENTS

SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure.  Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

Fair Value Hierarchy

Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  SFAS 157 prioritizes the inputs into three levels that may be used to measure fair value.

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

 SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

		Fair Value Measurements at March 31, 2009 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money Market Funds (1)	$39,023	$39,023	$-	$-
Asset Backed Securities (2)	28,042	-	-	28,042
Auction Rate Securities (3)	46,162	-	-	46,162
Auction Rate Securities Right (4)	5,767	-	-	5,767
Other available-for-sale Securities (5)	30,441	30,441	-	-
Total	$149,435	$69,464	$-	$79,971
_______________
Note:
(1)	Classified as cash and cash equivalents in the consolidated balance sheet.
(2)	Consisting of $17.2 million classified as short-term investments and $10.8 million as long-term investments in the consolidated balance sheet.
(3)	Classified as long-term investments in the consolidated balance sheet.
(4)	Classified as long-term investments in the consolidated balance sheet.
(5)	Classified short-term investments in the consolidated balance sheet.

Historically, the fair value of the auction rate securities (“ARS”) and the asset backed securities (“ABS”) approximated par value due to the frequent resets through the auction process.  While the Company continues to earn interest on its ARS and ABS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  At March 31, 2009, the Company’s investment advisors provided a valuation based on Level 3 inputs for the ARS and the ABS investments.  The investment advisors utilized a discounted cash flow approach to arrive at this valuation, which for the ARS securities was corroborated by a separate and comparable discounted cash flow analysis prepared by the Company.  The assumptions used in preparing the discounted cash flow model include estimates, based on data available as of March 31, 2009, of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.

In November 2008, the Company accepted an offer (the “Right”) from UBS, one of its investment brokers, entitling the Company to sell to UBS at par value ARS originally purchased from UBS (approximately $45.3 million, par value) at anytime during the period June 30, 2010 through July 2, 2012.  In accepting the Right, the Company also granted UBS the authority to sell or auction the ARS at par at any time after accepting the offer until the expiration date of the offer provided that the Company receives par value for their ARS.  As part of the offer, the Company released UBS from any claims relating to the marketing and sale of ARS.  Although the Company expects to sell its ARS under the Right, if the Right is not exercised before July 2, 2012, the Right will expire and UBS will have no further right or obligation to buy the Company’s ARS.  UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.  The Company valued the Right as a put option asset using a discounted cash flow approach including estimates, based on Level 3 data available as of March 31, 2009, of interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.  In addition, the Company engaged an independent valuation firm to evaluate the December 31, 2008 values received from the broker/dealer statement for the ABS securities. The independent valuation firm used a market approach methodology utilizing information such as trade data, two-sided markets, institutional bids, comparable trades, dealer quotes, and data from news media.  The Company reviewed the methodology used and the resulting valuation confirmed the quotes received from the investment advisor.

The assumptions used in valuing the ARS, the ABS, and the put option are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

 SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

The following table presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month period ended March 31, 2009 (in thousands):

	Asset Backed Securities	Auction Rate Securities	Auction Rate Securities Right	Total (1)
Balance at December 31, 2008	$34,905	$44,079	$7,640	$86,624
Transfers to Level 3	-	-	-	-
Purchases, sales, issuances and settlements, net	(8,143)	-	-	(8,143)
Total realized or unrealized gains or (losses)
Included in other comprehensive income	1,280	133	-	1,413
Included in earnings	-	1,950	(1,873)	77
Balance at March 31, 2009	$28,042	$46,162	$5,767	$79,971

The amount of total gains or (losses) for the period
included in earnings attributable to the change
in unrealized gains or losses relating to assets
still held at March 31, 2009	$-	$1,950	$(1,873)	$77
_______________
Note:
(1)	Consisting of $17.2 million classified as short-term investments and $62.7 million as long-term investments in the consolidated balance sheet.

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

As of March 31, 2009, the Company continued to have a partial valuation allowance against its net deferred tax assets. The Company believes that its deferred tax assets will more likely than not be realized with the exception of certain acquired net operating losses. Valuation allowances have been recorded for this portion of the deferred tax assets as a result of the uncertainties regarding realization of the assets based upon the limitation on the use of the net operation losses in the future.  For the three month period ended March 31, 2009, the Company’s income before income taxes was earned in domestic and foreign jurisdictions.

The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. For the three month period ended March 31, 2009, the effective income tax rate was 45.5%, compared to 66.7% for the three month period ended March 31, 2008.  The effective income tax rate for the three month period ended March 31, 2009 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense and state income taxes which were offset by research and development tax credits. The effective income tax rate for the three month period ended March 31, 2008 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense and state income taxes which were offset by non-deductible meals and entertainment costs and research and development tax credits.

 SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

9.  GOODWILL AND PURCHASED INTANGIBLES

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that goodwill and certain intangible assets with an indefinite useful life be reviewed for impairment between annual tests if certain events or circumstances occur.  In addition, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.  The Company periodically evaluates if there are any events or indicators that would require an impairment assessment of the carrying value of the goodwill between each annual impairment assessment.  For the three month period ended March 31, 2009, there were no events or changes to the indicators of goodwill impairment that would require an impairment assessment.  The Company has elected to perform its annual impairment analysis during the fourth quarter of each year.

Intangible assets as of March 31, 2009 and December 31, 2008 consist of the following (in thousands):

		March 31, 2009			December 31, 2008
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Purchased technology	70 months	$43,211	$(34,576)	$8,635	$43,211	$(33,822)	$9,389
Customer base	77 months	26,690	(20,196)	6,494	26,690	(19,922)	6,768
Total intangibles	69 months	$69,901	$(54,772)	$15,129	$69,901	$(53,744)	$16,157

All of the Company’s intangible assets excluding goodwill are subject to amortization. Estimated future amortization expense to be included in cost of revenue and operating expense is as follows (in thousands):

Fiscal Year	Amortization Amount to Cost of Revenue	Amortization Amount to Operating Expense
2009 (second, third and fourth quarter)	$2,263	$821
2010	2,374	1,095
2011	1,382	1,095
2012	1,382	1,008
2013	803	990
Thereafter	431	1,485
Total	$8,635	$6,494

10.  RESTRUCTURING CHARGES

2008 Restructuring Plan

During the first quarter of fiscal year 2008, the Company commenced the implementation of a 2008 restructuring plan associated primarily with the relocation of support activities, the closure of facilities in Pune, India, the partial closure of facilities in Sunnyvale, California, and other employee reductions for the purpose of better integration and alignment of Company functions.  The restructuring activities were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Accordingly, the Company recorded $1,042,000 in restructuring expenses related to costs associated with the termination of 21 employees across multiple geographic regions and functions, primarily related to severance, benefits and related costs.  Furthermore, the Company recorded additional restructuring costs of $762,000 in connection with facilities and property and equipment that was disposed of or removed from service.  At March 31, 2009, the Company’s restructuring accrual was $48,000 and included as a component of “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets.

The following tables set forth an analysis of the components of the 2008 restructuring plan and the payments made as of March 31, 2009 (in thousands):

 SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

Facilities Costs
Accrual balance at December 31, 2008	$72
Cash paid	(24)
Accrual balance at March 31, 2009	$48

11.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space in several U.S. locations including California, Washington, and Arizona. Additional sales and support offices as well as larger research and development facilities in Bangalore, India and Shanghai, China are leased worldwide under leases that expire at various times ranging from 2009 to 2015.

Future annual minimum lease payments under all non-cancelable operating leases with an initial or remaining term in excess of one year as of March 31, 2009 are as follows (in thousands):

Year Ending December 31,	Amount
2009 (second, third, and fourth quarter)	$1,788
2010	2,357
2011	2,282
2012	1,447
2013	769
Thereafter	999
Total	$9,642

Purchase Commitments

The Company outsources its manufacturing function to third party contract manufacturers, and at March 31, 2009, it had purchase obligations totaling $8.2 million.  Of this amount, $7.0 million cannot be canceled and is payable within one year.  The Company has a contingent liability for any inventory owned by a contract manufacturer that becomes excess and obsolete.  As of March 31, 2009, $61,000 had been accrued for excess and obsolete inventory held by our contract manufacturers.  In addition to the obligation related to Inventory, as of March 31, 2009, the Company had, in the normal course of business, $638,000 in non-cancelable purchase commitments.

Product Warranties

The Company’s standard warranty period for its products is one year and includes repair or replacement obligations for units with product defects.  The Company’s software products carry a 90-day warranty and include technical assistance, insignificant bug fixes and feature updates. The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates.  If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required.  However, the Company concluded that no adjustment to pre-existing warranty accruals were necessary in the three month periods ended March 31, 2009 and 2008.  A reconciliation of the changes to the Company’s warranty accrual as of March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Beginning balance	$575	$741
Accruals for warranties issued	84	125
Settlements made during the period	(149)	(210)
Ending balance	$510	$656

 SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

Guarantees and Indemnification Agreements

The Company enters into standard indemnification agreements in its ordinary course of business.  As part of its standard distribution agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company's products, software, or services.  The indemnification agreements commence upon execution of the agreement and do not have specific terms.  The maximum potential amount of future payments the Company could be required to make under these agreements is not limited.  The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the Company believes the estimated exposure from these agreements is minimal.

The Company's articles of incorporation limit the liability of directors to the full extent permitted by California law.  In addition, the Company's bylaws provide that the Company will indemnify its directors and officers to the fullest extent permitted by California law, including circumstances in which indemnification is otherwise discretionary under California law.  The Company has entered into indemnification agreements with its directors and officers that may require the Company: to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to obtain directors' and officers' insurance if available on reasonable terms. The Company currently has directors and officers insurance in place.  The Company has not incurred any costs related to these indemnification agreements.

The Company has entered into agreements with certain executives where the Company may be required to pay severance benefits up to 24 months of salary, bonuses and accelerated vesting of stock options in the event of termination of employment under certain circumstances, including a change of control. In October 2008, the Compensation Committee of the Board of Directors authorized modifications to these agreements designed to comply with Section 409A of the Internal Revenue Code of 1986, as amended.

Legal Proceedings

On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000.  Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s.  All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin.  On April 19, 2002, plaintiffs filed an amended complaint.  The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings.  On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards.  On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice.  On February 19, 2003, the Court denied the motion to dismiss the Company’s claims.  A tentative agreement was reached with plaintiffs’ counsel and the insurers for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims.  Papers formalizing the settlement among the plaintiffs, issuer defendants, including SonicWALL, and insurers were presented to the Court on September 14, 2004.  On February 15, 2005, the Court granted preliminary approval of the settlement, subject to the parties fulfilling certain conditions.  On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement.  In December 2006, the Second Circuit Court of Appeals reversed the class certification decision of the District Court in six (6) focus cases.  The Second Circuit Court of Appeals also denied rehearing.  In June 2007, the District Court signed a stipulation terminating the settlement approval process.  In December 2007, plaintiffs filed an opposition to motions to dismiss of the focus case issuers and underwriters.  The focus case issuers and underwriters in turn submitted briefs in opposition to plaintiffs’ motion for class certification.  In March 2008, plaintiffs filed a reply in support of their motion for class certification in the focus cases. During the remainder of calendar year 2008, the parties continued settlement discussions and on April 2, 2009, formal settlement papers were filed with the Court.  Plaintiffs, underwriter defendants, and all 298 issuer defendants have approved the settlement.  The court has now begun a review process to determine if the proposed settlement will receive preliminary approval.  If the settlement is not ultimately approved and if the litigation against the Company continues, the Company believes it has a meritorious defense and intends to defend the case vigorously.  No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this matter.  As a result, no loss has been accrued in the Company’s financial statements as of March 31, 2009.

 SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

On October 8, 2008, Northpeak Wireless, LLC filed a complaint captioned Northpeak Wireless, LLC v. 3Com Corporation, et al, No. CV-08-J-1813-NE, in the United States District Court for the Northern District of Alabama. The complaint names thirty one (31) defendants, including the Company. The complaint alleges that the Company makes, uses, sells, offers to sell, and/or imports products that incorporate and/or utilize direct sequence spread spectrum wireless technology that infringes U.S. Patent No. 4,977,577 (the “577 Patent”) and U.S. Patent No. 5,987,058 (the “058 Patent”) and seeks a judgment that the Company has infringed, actively induced infringement and/or contributorily infringed the 577 Patent and the 058 Patent. The complaint seeks an award of unspecified damages, pre-judgment and post-judgment interest together with costs, expenses and attorneys’ fees. On January 21, 2009, the Court granted the motion made by the defendants, including SonicWALL, to transfer the case to the Northern District of California. The discovery process has commenced.  The Company intends to defend the case vigorously. No estimate can be made at this time of the possible loss or possible range of loss, if any, associated with the resolution of this matter. As a result, no loss has been accrued in the Company’s financial statements as of March 31, 2009.

Additionally, the Company is, from time to time, a party to routine litigation incidental to its business.  The Company believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial statements taken as a whole or its results of operations, financial position, and cash flows.

12.  EMPLOYEE BENEFITS

1999 Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (“ESPP”) is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount.  Each offering period is for one year and consists of two six-month purchase periods.  The purchase price for shares of common stock under the ESPP is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or the last day of each purchase period. At March 31, 2009, 1,120,430 shares were available for future issuance under the ESPP.

Stock Option Plans

Stock Option Plan Descriptions

As of March 31, 2009, the Company had two stock incentive plans (together the “Stock Option Plans”): the shareholder approved 2008 Equity Incentive Plan (the “2008 Plan”) and the Board approved 2008 Inducement Equity Incentive Plan (the “2008 Inducement Plan”). The 2008 Plan was approved by the Company’s shareholders on June 10, 2008.  In connection with the acquisitions of various companies, the Company assumed the share-based awards granted under stock incentive plans of the acquired companies. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations and the other factors disclosed by the Company in its filings under the Securities Exchange Act of 1934, as amended. The Company’s primary stock incentive plans are summarized as follows:

2008 Plan

The 2008 Plan permits the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, and performance shares to employees, consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. As approved by the shareholders on June 10, 2008, the maximum number of shares issuable over the term of the 2008 Plan is 800,000 shares. Stock options granted under the 2008 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than seven years from the grant date. Stock options granted under the 2008 Plan will generally become exercisable for 25% of the option shares one year from the date of grant and then ratably over the following 36 months. Subject to the annual per-person limit, shares granted under the 2008 Plan, including applicable vesting schedules, shall be granted as determined by the Board of Directors, or any of its committees administering the 2008 Plan, in its sole discretion. Shares subject to stock options or similar awards granted under the Company’s expired 1998 Stock Option Plan (the “1998 Plan”) that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1998 Plan that are forfeited to, or repurchased by the Company, up to a maximum of 5,000,000 shares may be added to the 2008 Plan.

2008 Inducement Plan

 SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

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

The following table summarizes the Company’s first quarter option activity under the Stock Option Plans:

		Options Outstanding
	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2008	1,874,478	19,558,480	$7.30
Authorized	-
Granted	(37,200)	37,200	$3.89
Exercised	-	(35,800)	$3.75
Canceled	273,729	(282,703)	$7.65
Balance at March 31, 2009	2,111,007	19,277,177	$7.37

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2009:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value

$ 0.30 – $ 0.45	394	6.3	$0.30	$1,639	300	$0.30	$1,248
$ 1.41 – $ 2.12	17,644	1.0	1.41	53,783	16,245	1.41	49,516
$ 2.87 – $ 4.31	2,928,770	4.0	3.44	2,986,309	2,876,370	3.43	2,956,331
$ 4.32 – $ 6.48	2,823,788	5.2	5.65	365	2,717,224	5.64	-
$ 6.49 – $ 9.74	12,753,677	7.7	8.10	-	6,378,052	8.06	-
$ 9.75 – $14.63	514,294	7.1	10.52	-	307,412	10.63	-
$14.64 – $21.96	118,610	2.2	17.67	-	118,610	17.67	-
$21.97 – $32.96	20,000	1.1	29.75	-	20,000	29.75	-
$32.97 – $49.46	100,000	1.3	45.56	-	100,000	45.56	-
Total	19,277,177	6.6	$7.37	$3,042,096	12,534,213	$6.95	$3,007,095

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $4.46 as of March 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.  The total number of in-the-money options exercisable as of March 31, 2009 was approximately 2.9 million.

 SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

Share Based Compensation Expenses and Valuation

SFAS No. 123 (revised 2004), “Accounting for Stock-Based Compensation” (“SFAS 123R”), requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases plan.  The Company estimates the fair value of stock options using a Black-Scholes option-pricing model to determine the fair value of share-based awards under SFAS 123R.  The Black-Scholes option-pricing model incorporates various and highly subjective assumptions including expected volatility, expected term and interest rates.  The impact on the Company’s results of operations of recording share-based compensation by function was as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Cost of sales	$116	$115
Research and development	616	828
Sales and marketing	737	839
General and administrative	553	680
Share-based compensation expense	$2,022	$2,462

The weighted average fair value per share of options granted, the intrinsic value of options exercised and total fair value of the shares vested are as follows (in thousands except for weighted average fair value per share):

	Three Months Ended
	March 31,
	2009	2008
Weighted average fair value per share of options granted	$1.71	$2.87
Total intrinsic value of options exercised	$26	$363
Total fair value of shares vested	$1,903	$2,484
Cash received from employees upon exercise of stock options and ESPP	$852	$3,047

The weighted average remaining contractual term for options exercisable at March 31, 2009 was 5.7 years.  The Company issues new shares of common stock upon exercise of stock options.  The total compensation cost (gross) related to non-vested awards not yet recognized at March 31, 2009 was $16.8 million, and the weighted-average period over which this amount is expected to be recognized is 2.67 years.

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

The assumptions used to estimate the fair value of stock options granted under the Company’s Option Plans and stock purchase rights granted under the ESPP are as follows:

	Option Plans		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Expected volatility	58%	45%	43% to 74%	43%
Risk-free interest rate	1.29% to 1.57%	2.31%	0.46% to 1.95%	2.79% to 5.15%
Expected term (in years)	3.68 years	3.48 years	0.5 year	0.5 to 1 year
Dividend yield	0%	0%	0%	0%

 SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

Pension Plan

The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees.  The Company’s contribution to this plan is discretionary.  The plan provides for a discretionary matching contribution in an amount equal to 50% of the employee contribution up to a maximum of $2,000 annually for each participant.  All employer contributions vest immediately.  Effective April 24, 2009, that discretionary matching contribution made by the Company was discontinued.  The Company has expensed approximately $320,000 and $410,000 for the cost of matching contributions during the three month periods ended March 31, 2009 and 2008, respectively.

Deferred Compensation Plan

SonicWALL has a deferred compensation plan (“DCP”) to provide specified benefits to, and help retain, a select group of management and highly compensated employees and directors (“Participants”) who contribute materially to the Company’s continued growth, development, and future business success.  Under the DCP, Participants may defer up to 80% of their salary and up to 100% of their annual bonus and commission.  Each Participant’s deferral account is credited with an amount equal to the net investment return of one or more equity or bond funds selected by the Participant.  Amounts in a Participant’s deferral account represent an unsecured claim against the Company’s assets and are paid, pursuant to the Participant’s election, in a lump-sum or in quarterly installments at a specified date during the participant’s employment or upon the Participant’s termination of employment with the Company.  The Company pays for the insurance coverage provided under this plan, but does not make any contributions to this plan.  At March 31, 2009, the trust assets and the corresponding deferred compensation liability were $3.3 million and $2.7 million, respectively, and are included in other current assets and other current liabilities, respectively. In August 2008, the Compensation Committee of our Board approved an amended and restated DCP to comply with the requirements of Section 409A of the Internal Revenue Code.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements which relate to future events or our future financial performance.   In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology.  In addition, forward-looking statements in this document include, but are not limited to, those regarding the dedication of resources to develop new products and services and marketing those products and services to channel partners and customers; the introduction of more service offerings on our platforms as a vehicle to generate additional revenue from our installed base of products; our ability to deliver comprehensive and profitable solutions to our channel partners; the growth opportunity associated with sales through our indirect channel to larger distributed enterprises; weakening economic conditions that could lead to decreases in IT spending that could adversely impact operating results;  the level of comfort of our channel partners in offering our solutions to their customers; the growth of the Network Security, Secure Content Management and Business Continuity markets, the impact of a failure to achieve greater international sale; our  ability to maintain and enhance current product lines, develop new products, maintain technological competitiveness and meet the expanding range of customer requirements;  the market opportunity for license and service revenue growth;  our ability to deliver comprehensive solutions to channel partners, the positive characteristics of our software license and service revenue model on future revenue growth and the predictability of our revenue stream; the impact on revenue of the combination of subscription services sold in conjunction with new product offerings;  expected competition in the Internet security market and our ability to compete in markets in which we participate; impact of service renewal rates on lowering selling and marketing expense; our ability to achieve increased incremental revenue per transaction through success of our software license and service revenue model; the impact of IT spending on demand for our products and services;  the current and likely future impact of share based compensation expense as required by SFAS 123R on reported operating results, anticipated revenue contributions of new products including continuous data protection, email security and SSL-VPN products and related services; the impact of growth in international operations on our exposure to foreign currency fluctuations; the possible impact of uncertainties in the auction rate and asset backed securities markets on the Company’s financial performance; our ability to access funds held as auction rate securities in our investment portfolio,  pricing pressures on our solution based offerings; anticipated higher gross margins associated with our license and service offerings; the probability of realization of all deferred tax assets; assessment of future effective tax rates and the continued need for a partial tax valuation allowance; the potential for product gross margins to erode based upon changes in product mix; downward pressure on product pricing or upward pressure on production costs; the impact of product mix on product gross profits; the impact of the completion of “in sourcing” certain technical support functions on period over period comparisons of cost of license and service revenue and gross margin; our ability to maintain investment in current and future product development and enhancement efforts; the introduction of new products and the broadening of existing product offerings; planned investments and expenses in current and future product development, production costs and sales volume comparisons between the NSA and SSL-VPN products and other hardware appliances; the rate of change of general and administrative expenses,  the impact of geopolitical and macro-economic conditions on demand for our offerings; the ability of our contract manufacturers to meet our requirements; the belief that existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months; factors potentially impacting operating cash flows in future periods; and expected fluctuations in days sales outstanding. These statements are only predictions, and they are subject to risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth herein under the heading “Risk Factors”  and also under the heading “Risk Factors”.  References to “we,” “our,” and “us” refer to SonicWALL, Inc. and its subsidiaries.

Overview

SonicWALL provides network security, secure remote access, content security, and business continuity solutions for businesses of all sizes.  Our solutions are typically deployed at the edges of networks.  These networks are often aggregated into broader distributed deployments to support companies that do business in multiple physical locations, interconnect their networks with trading partners, or support a mobile or remote workforce.  Our solutions are sold in over 50 countries worldwide.

The Company groups revenue into the following primary product categories of similar products:

(1)
Unified Threat Management (“UTM”) including Network Security Appliance (“NSA”), PRO, and TZ products; subscription services such as Comprehensive Gateway Security Suite (“CGSS”), integrated Gateway Anti-Virus, and Intrusion Prevention; software licenses such as our enhanced “SonicOS” operating system, node upgrades, and other services such as extended warranty and service contracts, training, consulting and engineering services.

(2)
SSL VPN Secure Remote Access (“SSL”) including SSL-VPN appliances, add-on software licenses and other services such as extended warranty and service contracts, training, consulting and engineering services.

(3)
Secure Content Management (“SCM”) including CSM and email security appliances, subscription services such as internet filtering and email protection term and perpetual licenses, and other services such as extended warranty and service contracts, training, consulting and engineering services.

(4)
Continuous Data Protection (“CDP”) including the CDP appliances, off-site data backup subscription services, site-to-site back-up licenses, and other services such as extended warranty and service contracts, training, consulting and engineering services.

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

We sell our solutions primarily through distributors and value-added resellers, who in turn sell our products to end-users.  Some of our resellers are carriers or service providers who provide solutions to the end-user customers as managed services. Channel sales accounted for 99% of the total revenue in the three month period ended March 31, 2009 compared to 98% for the same period last year.  Alternative Technology, Tech Data, and Ingram Micro, all of whom are technology product distributors, collectively accounted for approximately 50% of our revenue in the three month period ended March 31, 2009 compared to approximately 48% of our total revenue in the same period last year.

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

Market Acceptance

We began offering integrated security appliances in 1997, and since that time we have shipped about 1.4 million revenue units.   Our experience in serving a broad market and our installed base of customers provides us with opportunities to sell our new network security, content security, and business continuity solutions as they become available.  The market acceptance of our current solutions provides our current and prospective channel partners with an increased level of comfort when deciding to offer our new solutions to their customers.

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

Growth in Enterprises

We believe that sales through our indirect channel to enterprise class customers represent a growth opportunity for the Company.  Our percentage of revenues from such customers does not represent the same degree of penetration of that segment as we have achieved with small to medium sized businesses.  We believe that a significant opportunity exists to grow our revenue by increasing our penetration rate with this segment by leveraging the company’s technological and channel strengths.

If we fail to establish competitive products and services for this segment, or fail to develop the correct channel partners and resources, the percentage of our revenue derived from enterprise class customers will not increase, and may, in fact, decrease.

License and Services Revenue

We believe that the software license and services component of our revenue has several characteristics that are positive for our business as a whole: our license and services revenue is associated with a higher gross profit than our product revenue; the subscription services component of license and services revenue is recognized ratably over the service periods, and thus provides, in the aggregate, a more predictable revenue stream than product or license revenue, which are generally recognized at the time of the sale; and to the extent that we are able to achieve good renewal rates, we have the opportunity to lower our selling and marketing expenses attributable to that segment. We expect our revenue from software licenses and services to continue to represent the majority of our total revenue subject to (1) continuing demand from our installed base of customers for the renewal and upgrading of such service, (2) the number of new hardware appliances sold, and (3) the demand for such services as attached to new hardware appliances sold.

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

Critical Accounting Policies and Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  We believe that the judgments, assumptions and estimates upon which we rely are reasonable based upon information available to us at the time that these judgments, assumptions and estimates are made.  However, any differences between these judgments, assumptions and estimates and actual results could have a material impact on our statement of operations and financial condition.  The current volatility in the financial markets and associated general economic uncertainty increase the risk that such differences may be realized.  The accounting policies that reflect our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (1) revenue recognition; (2) sales returns and other allowances, allowance for doubtful accounts and warranty reserve; (3) valuation of inventory; (4) accounting for income taxes; (5) valuation of long-lived and intangible assets and goodwill, (6) share-based compensation, and (7) fair value of investments.  There have been no material changes to any of our critical accounting policies and critical accounting estimates as disclosed in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated financial data for the periods indicated as percentage of total revenue:

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Product	32.8%	42.9%
License and service	67.2%	57.1%
Total revenues	100.0%	100.0%
Cost of revenues:
Product	17.5%	19.9%
License and service	8.8%	8.7%
Amortization of purchased technology	1.6%	1.4%
Total cost of revenues	27.9%	30.0%
Gross profit	72.1%	70.0%
Operating expenses:
Research and development	20.8%	20.8%
Sales and marketing	36.6%	41.1%
General and administrative	9.0%	9.3%
Amortization of purchased intangible assets	0.6%	0.5%
Restructuring charges	0.0%	3.3%
Total operating expenses	67.0%	75.0%
Income (loss) from operations	5.1%	(5.0%)
Interest income and other expense, net	1.7%	4.7%
Income (loss) before income taxes	6.8%	(0.3%)
(Provision) benefit for income taxes	(3.1%)	0.2%
Net income (loss)	3.7%	(0.1%)

The following table shows SFAS 123R share-based compensation cost before taxes as a percent of total revenue for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
Cost of revenue	0.2%	0.2%
Research and development	1.3%	1.5%
Sales and marketing	1.6%	1.5%
General and administrative	1.2%	1.2%
Share-based compensation expense	4.3%	4.4%

Total Revenue

Total revenue by product category (in thousands, except for percentage data)

	Three Months Ended
	March 31,
	2009	2008	% Variance

UTM	$36,178	$41,690	(13%)
% of total revenues	77%	75%
SCM	5,233	5,811	(10%)
% of total revenues	11%	11%
SSL	4,026	5,402	(25%)
% of total revenues	9%	10%
CDP	1,711	2,408	(29%)
% of total revenues	3%	4%
Total revenues	$47,148	$55,311	(15%)

The decline in revenue in the UTM product category for the three month period ended March 31, 2009 compared to the corresponding period of 2008 was primarily due to reduced product, software license, and support service revenues, offset by increased sales of subscription services.  The decline in revenue in the SCM product category for the three month period ended March 31, 2009 compared to the corresponding period of 2008 was primarily due to reduced product, license and service revenues.  The decline in revenue in the SSL product category for the three month period ended March 31, 2009 compared to the corresponding period of 2008 was primarily due to reduced product revenue, offset by increased sales of license and support services.  The decline in revenue in the CDP product category in the three month period ended March 31, 2009 compared to the corresponding period of 2008 was primarily due to decreased units sold and average net revenue per unit of CDP appliances.

Total Revenue by Geographic Area (in thousands, except for percentage data)

	Three Months Ended
	March 31,
	2009	2008	% Variance

Americas	$33,802	$37,487	(10%)
% of total revenue	72%	68%
EMEA	8,720	11,988	(27%)
% of total revenue	18%	22%
APAC	4,626	5,836	(21%)
% of total revenue	10%	10%
Total revenue	$47,148	$55,311	(15%)

Revenue in the Americas included sales from regions outside the United States and Canada of $1.0 million and $1.5 million for the three month periods ended March 31, 2009 and 2008, respectively. The decline in revenue in the Americas for the three month period ended March 31, 2009 compared to the corresponding period of 2008 was primarily due to a decrease in the units sold in all product categories and decreased software license and support service revenues.  The decline in revenue in EMEA for the three month period ended March 31, 2009 compared to the corresponding period of 2008 was primarily due to a decrease in the units sold and average net revenue per unit in all product categories.  The decline in revenue in APAC for the three month period ended March 31, 2009 compared to the corresponding period of 2008 was primarily due to a decrease in the units sold and average net revenue per unit in all product categories.

Product and License and Service revenue (in thousands, except for percentage data)

	Three Months Ended
	March 31,
	2009	2008	% Variance

Product	$15,464	$23,741	(35%)
% of total revenue	33%	43%
License and service	31,684	31,570	0%
% of total revenue	67%	57%
Total revenue	$47,148	$55,311	(15%)

Product Revenue

We shipped approximately 37,000 and 49,000 revenue units in the three month periods ended March 31, 2009 and 2008, respectively.  The decrease in product revenue for the quarter ended March 31, 2009 compared to the corresponding quarter in 2008 was primarily due to decreased unit sales in all product categories.

License and Service Revenue

The increase in license and service revenues for the quarter ended March 31, 2009 compared to the corresponding quarter in 2008 was primarily due to increased sales of (1) our CGSS subscription services; and (2) software license fees and extended service contracts associated with our SSL solutions. These increases were offset by decreased sales of (1) software license fees associated with our UTM and SCM solutions; and (2) extended support services associated with our UTM solutions.

Cost of Revenue and Gross Profit

The following table shows the cost of revenue for product and license and services (in thousands, except for percentage data):

	Three Months Ended
	March 31,
	2009	2008	% Variance

Product	$8,257	$11,041	(25%)
License and service	4,140	4,822	(14%)
Amortization of purchased technology	754	754	0%
Total cost of revenue	$13,151	$16,617	(21%)

Note — Effect of amortization of purchased technology has been excluded from product and license and service gross profit discussions below.

The following table shows the gross profit for product and the gross profit for license and service (in thousands, except for percentage data):

	Three Months Ended March 31,
	Gross Profit Amount		Gross Profit
	2009	2008	2009	2008

Product	$7,207	$12,700	47%	53%
License and service	27,544	26,748	87%	85%
Amortization of purchased technology	(754)	(754)	n/a	n/a
Total gross profit	$33,997	$38,694	72%	70%

Cost of Product Revenue and Gross profit

Cost of product revenue includes costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers, freight, related fulfillment costs, and overhead costs associated with our manufacturing operations.  Additionally, warranty costs and inventory provisions or write-downs are included in cost of product revenue.

In the three month period ended March 31, 2009 compared to the corresponding period of 2008, the cost of product revenue decreased in all four product categories.  This decline was primarily due to the decrease in units sold. In the three month period ended March 31, 2009, cost of product revenue per unit decreased by approximately 1%, and the number of units shipped decreased by approximately 25%, in comparison to the same period last year.

Gross profit and gross profit percentage from product sales in all four product categories decreased in the three month period ended March 31, 2009 compared to the same period in 2008. In the UTM, SCM and CDP categories, the decrease was due to the combination of a decrease in unit volume, higher production costs per unit, and lower average net revenue per unit.  In the SSL category, the decrease was due to the combination of a decrease in unit volume, and lower average net revenue per unit, offset by lower production costs per unit.

We expect future product gross profit to erode to the extent that we experience downward pressure on product pricing or upward pressure on production costs.  A change in the volume of products sold and the mix of products sold could also change product gross profit and gross profit percentage.

Cost of License and Service Revenue and Gross profit

Cost of license and service revenue includes costs associated with the production and delivery of our license and service offerings, including technical support costs related to our service contracts, royalty costs related to certain subscription offerings, personnel costs related to the delivery of training, consulting, and professional services, costs of packaging materials and related costs paid to contract manufacturers.

Gross profit and gross profit percentage from license and service increased in the three month period ended March 31, 2009 compared to the same period in 2008.  The increase was due to the combination of increased license and service revenue and decreased costs. Cost of license and service revenue decreased by 14% in the three month period ended March 31, 2009 as compared to the same period last year.  This decrease was primarily due to decreased technical support costs.  In 2007, the Company started a process to “in-source” a portion of our technical support delivery to centers located in the United States and India.  That process was completed in mid 2008 and has resulted in a decline in our technical support costs for the three month period ended March 31, 2009 in comparison to the same period last year.

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

Future amortization to be included in cost of revenue based on current balance of purchased technology, absent any additional investment, is as follows (in thousands):

Fiscal Year	Cost of Revenue
2009 (second, third, and fourth quarter)	$2,263
2010	2,374
2011	1,382
2012	1,382
2013	803
Thereafter	431
Total	$8,635

Our gross profit has been and will continue to be affected by a variety of factors, including competition; the mix of products and services; new product introductions and enhancements; fluctuations in manufacturing volumes, the cost of components and manufacturing labor.

Operating Expenses

Research and Development

	Three Months Ended
	March 31,
(In thousands, except percentage data)	2009	2008	% Variance

Expense	$9,827	$11,544	(15%)
Percentage of total revenue	21%	21%

Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment, and supplies associated with enhancing existing products and developing new products.

For the three month period ended March 31, 2009, the decrease in research and development costs in comparison to the same period last year was primarily due to (1) lower share-based compensation expenses under SFAS 123R related to employee stock options and rights granted under the Employee Stock Purchase Program (“ESPP”) of $212,000; (2) decreased salaries, variable compensation and benefits of $932,000; (3) decreased contract labor costs of $149,000.

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

Sales and Marketing

	Three Months Ended
	March 31,
(In thousands, except percentage data)	2009	2008	% Variance

Expense	$17,242	$22,725	(24%)
Percentage of total revenue	37%	41%

Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identity, costs related to customer support, travel, tradeshows, promotional and advertising costs, and related facilities costs.

For the three month period ended March 31, 2009, the decrease in sales and marketing expenses compared to the same period last year was primarily due to (1) lower share-based compensation expenses under SFAS 123R related to employee stock options and rights granted under the ESPP of $102,000; (2) decreased personnel costs of approximately $1.9 million associated with reduced salaries and variable compensation expenses; (3) decreased contract service expenses of approximately $1.1 million; (4) decreased promotion, channel program and meeting expenses of approximately $2.1 million.

General and Administrative

	Three Months Ended
	March 31,
(In thousands, except percentage data)	2009	2008	% Variance

Expense	$4,247	$5,145	(17%)
Percentage of total revenue	9%	9%

General and administrative expenses consist primarily of personnel costs, business insurance, corporate governance costs, professional fees, travel expenses, and related facilities costs.

The decrease for the three month period ended March 31, 2009 compared to the same period last year was primarily related to (1) lower share-based compensation expenses under SFAS 123R related to employee stock options and rights granted under the ESPP of $127,000; (2) a decrease in personnel costs of approximately $469,000; and (3) a decrease of $173,000 in professional service fees.

Amortization of Purchased Intangibles

	Three Months Ended
	March 31,
(In thousands, except percentage data)	2009	2008	% Variance

Expense	$274	$302	(9%)
Percentage of total revenue	1%	1%

Amortization of purchased intangibles included in operating expenses represents the amortization of assets arising from contractual or other legal rights acquired in business combinations and excludes amortization of acquired developed technology which is included in cost of revenue.  Purchased intangible assets are being amortized over their estimated useful lives of three to eight years.

The decrease in amortization expense in the three month period ended March 31, 2009 compared to the same period last year was primarily due to the completion of the amortization of the finite-lived intangibles related to the acquisition of MailFrontier of approximately $19,000.

Future amortization to be included in operating expense based on the current balance of purchased intangibles absent any additional investment is as follows (in thousands):

Fiscal Year	Operating Expense
2009 (second, third and fourth quarter)	$821
2010	1,095
2011	1,095
2012	1,008
2013	990
Thereafter	1,485
Total	$6,494

Restructuring Charges

	Three Months Ended
	March 31,
(In thousands, except percentage data)	2009	2008	% Variance

Expense	$-	$1,805	(100%)
Percentage of total revenue	0%	3%

During the first quarter of fiscal year 2008, the Company commenced the implementation of a 2008 restructuring plan associated primarily with the relocation of support activities, the closure of facilities in Pune, India and a portion of certain facilities in Sunnyvale, California, and other employee reductions for the purpose of better integration and alignment of Company functions.  The restructuring activities were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Accordingly, the Company recorded approximately $1.0 million in restructuring expenses related to costs associated with the termination of 21 employees across multiple geographic regions and functions, primarily related to severance, benefits and related costs.  Furthermore, the Company recorded additional restructuring costs of $0.8 million in connection with facilities and property and equipment that was disposed of or removed from service.

Interest Income and Other Expense, Net

Interest income and other expense, net consists primarily of interest income on our cash, cash equivalents, and investments. For the three month periods ended March 31, 2009 and 2008, interest income and other expense, net was $791,000 and $2.6 million, respectively.  Fluctuations in the amount of invested cash and short-term interest rates directly influence the interest income we recognize.  The decrease for the three month period ended March 31, 2009 was caused by a combination of a lower overall balance in our investment portfolio and a reduction in available investment yields.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes in the three month periods ended March 31, 2009 and 2008 was $1.5 million and ($132,000), respectively.  As of March 31, 2009, the Company continued to have a partial valuation allowance against its net deferred tax assets. The Company believes that its deferred tax assets will more likely than not be realized with the exception of certain acquired net operating losses. Valuation allowances have been recorded for this portion of the deferred tax assets as a result of the uncertainties regarding realization of the assets based upon the limitation on the use of the net operation losses in the future.  For the three month period ended March 31, 2009, the Company’s income before income taxes was earned in domestic and foreign jurisdictions.

The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. For the three month period ended March 31, 2009, the effective income tax rate was 45.5%, compared to 66.7% for the three month period ended March 31, 2008.  The effective income tax rate for the three month period ended March 31, 2009 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense and state income taxes which were offset by research and development tax credits. The effective income tax rate for the three month period ended March 31, 2008 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense and state income taxes which were offset by non-deductible meals and entertainment costs and research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

We ended March 31, 2009 with $116.6 million in cash, cash equivalents, and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, an increase of $11.1 million as compared to fiscal 2008 year end.  A more detailed discussion of these securities is included under Item 3 of this Quarterly Report on Form 10-Q under the heading “Financial Market Risk”.

Our primary source of cash is receipts from product, license, and service revenue.  The primary uses of cash are payments for the production of our products, payroll (salaries and related benefits), acquisition related activities, general operating expenses (marketing, travel, office rent), and the repurchase of shares of common stock under our share repurchase program.

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2009 totaled $6.3 million. Cash provided by operating activities was the result of the net income adjusted by non-cash items such as SFAS 123R related share-based compensation expense of $2.0 million, depreciation and amortization expense of $2.3 million, and changes in our operating assets and liabilities of $77,000.  The main drivers of the changes in operating assets and liabilities are as follows:

▪
Accounts receivable decreased due to the timing of collections.  Our DSO in accounts receivable was 37 days at March 31, 2009 compared to 34 days at December 31, 2008.  The increase in DSO was primarily due to a decrease in revenue and the timing of shipments and billings.  Collection of accounts receivable and related DSO will continue to fluctuate in future periods due to the timing and amount of our future shipments and billings, the payment terms that we extend to our customers, and the effectiveness of our collection efforts.

▪
The decrease in inventories was primarily related to (1) reduction in finished goods in NSA, SSL-VPN, and TZ products as we strived for increased efficiency in our inventory turns; and (2) a decrease in inventory in transit at March 31, 2009.

▪
The increase in prepaid expenses and other current assets was primarily due to (1) an increase in the amount of deferred cost of goods sold associated with products shipped on deferred revenue arrangements; and (2) an increase in payments made for annual insurance contracts.

▪	The decrease in accounts payable was primarily due to a decrease in inventory in transit and a reduction of operating expenses.

▪
The decrease in accrued payroll and related benefits was primarily attributed to (1) a decrease of our deferred compensation liabilities due to distributions to the participants in the current period; and (2) a decrease in ESPP withholdings due to the scheduled ESPP purchase on February 27, 2009. These reductions were partially offset by an increase in payroll and bonus accruals and related payroll taxes.

▪	The decrease in other accrued liabilities is primarily due to the final payment of the remaining escrow amount related to the acquisition of Aventail.

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

▪	The increase in inventories is primarily related to the transition to our E-Class NSA and NSA UTM products.

▪	The increase in accounts payable is primarily due to an increase in the level of cost of goods sold and operating expenses and the timing of payments to our vendors.

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

▪	Deferred revenue increased due to increased sales of subscription services as well as an increase related to shipments to distributors whereby revenue is recognized on a sell-through bias.

In addition, our operating cash flows may be impacted in the future by a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, expensing of stock options, and the timing and amount of tax and the timing of payments to our vendors.

Investing Activities

Net cash provided by investing activities for the three month period ended March 31, 2009 was $16.7 million, principally as a result of (1) the net sale and maturity of $12.9 million of investments; (2) change in restricted cash in escrow of $5.1 million; and (3) the purchase of $1.3 million in property and equipment.

Net cash provided by investing activities for the three month period ended March 31, 2008 was $42.8 million, principally as a result of (1) the net sale and maturity of $43.1 million of investments; (2) change in restricted cash in escrow of $1.4 million; and (3) the purchase of $1.7 million in property and equipment;

Financing Activities

Net cash used in financing activities for the three month period ended March 31, 2009 was $852,000 provided by common stock issuances through option exercises and purchase of shares under the ESPP.

Net cash used in financing activities for the three month period ended March 31, 2008 was $29.5 million, of which $32.5 million was used to buyback common stock under the Company’s stock repurchase program, partially offset by $3.0 million provided by common stock issuances through option exercises and purchase of shares under the ESPP.

Liquidity and Capital Resource Requirements

We believe our existing cash, cash equivalents, and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months.  However, we could elect to seek additional funding prior to that time.  Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales, marketing, and support operations, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, and pursuit of corporate opportunities.  We cannot assure you that additional equity or debt financing will be available on acceptable terms or at all.  Our sources of liquidity beyond twelve months, in management’s opinion, will be our then current cash balances, funds from operations and whatever long-term credit facilities we can arrange.  We have no other agreements or arrangements with third parties to provide us with sources of liquidity and capital resources beyond twelve months.  We believe that future liquidity and capital resources will not be materially affected in the event we are not able to prevail in litigation for which we have been named a defendant as described in Note 11 to the financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

We do not have any debt, long-term obligations or long-term capital commitments. The following summarizes our principal contractual commitments as of March 31, 2009 (in thousands):

		Payments Due by Period
		Less Than	1 to 3	3 to 5
Contractual Obligations	Total	One Year	Years	Years	Thereafter
Operating lease obligations	$9,642	$2,392	$4,480	$1,917	$853
Non-Cancelable Purchase obligations	$7,590	$7,590	$-	$-	$-

We outsource our manufacturing operations to third party contract manufacturers, and at March 31, 2009, we had purchase obligations totaling $8.2 million. Of this amount, $7.0 million cannot be cancelled and is payable within one year. We have a contingent liability for any inventory owned by a contract manufacturer that becomes excess and obsolete.  At March 31, 2009, $61,000 had been accrued for excess and obsolete inventory held by our contract manufacturers.  In addition to the obligations related to inventory, at March 31, 2009, we had, in the normal course of business, $638,000 in non-cancelable purchase commitments.

Recent Accounting Pronouncements

The information contained in Note 4 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q is hereby incorporated by reference into this Part I, Item 2.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investment portfolio.  In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, we classified our investments as available-for-sale except the ARS held by one of our investment firms.  Refer to Note 6 to the Consolidated Financial Statements of SonicWALL’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 6, 2009 for further detailed discussion.  The available-for-sale investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.  As of March 31, 2009, our cash, cash equivalents and investment portfolio included money-markets securities, corporate bonds, municipal bonds, auction rate securities, asset backed securities, and commercial papers which are generally subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates change prior to maturity. A hypothetical 100 basis point change in the floating interest rates applicable to the March 31, 2009 balance would result in a change in annual interest income of approximately $1.8 million.

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

As stated in our investment policy, we are adverse to principal loss and further the goal of preservation of our invested funds by limiting default and market risk.  We mitigate default risk by investing in only investment-grade instruments.  As of March 31, 2009, we do not have any derivative financial instruments in our investment portfolio.

At March 31, 2009, included within our investment portfolio are $55.3 million of investments in ARS and $32.3 million of ABS. Refer to Note 6, “Fair Value Measurements” in Part 1 Item 1 and information under the heading “Financial Market Risk” in Part 1 Item 3, respectively, of this report for additional information.

Foreign Currency Risk

We consider our exposure to foreign currency exchange rate fluctuations in general to be moderate.  We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars.  For the three month period ended March 31, 2009, we earned approximately 30% of our revenue from international markets.  We may, in the future, denominate these transactions in various local currencies.  Because our sales are currently denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency.  A weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies.  As our base of international operations expands, a greater percentage of our employee base will be paid in local currency. This expansion increases our exposure to emerging market currencies, which can have extreme currency volatility.  As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets in which we do business.  We have minimal cash balances denominated in foreign currencies.  We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.

Financial Market Risk

Included within our investment portfolio at March 31, 2009 were ARS that we purchased for $55.3 million whose underlying assets are primarily student loans which are substantially backed by the federal government and ABS that were purchased for $32.3 million whose underlying assets are all prime mortgages of which approximately 53% are backed by the federal government.  The ARS are currently rated AAA, the highest rating, by a rating agency.  Beginning in February 2008, auctions for certain of the ARS failed due to insufficient bids from buyers.  In 2008, we accepted an offer from one of our investment banks under which the bank would purchase 100% of the ARS, which represents over 80% of the ARS in our investment portfolio, at par anytime during a two-year period beginning June 30, 2010.  In the event the liquidity of our investment bank is adversely impacted by the current uncertainties in the financial market, they may be unable to pay us when their payment option comes due.  We may not be able to generate liquidity from these funds until our investment bank is able to pay us the offered amount, future auctions for the ARS in our portfolio are successful or until we sell the securities in a secondary market which currently is very volatile and has experienced discount rates of up to 25% for similar investments.  The market for the non-government backed ABS securities has been illiquid.  Although there have been instances of redemptions at par by municipalities through refinance of new debt along with speculation that the federal government will provide incentive plans to spur the refinancing activities, the ARS and non-government backed ABS investments currently lack short term liquidity and therefore remain classified as non-current on our March 31, 2009 balance sheet.  We will continue to evaluate any changes in the market for ARS and ABS.  Depending upon future market conditions, we may be required to record an other-than-temporary decline in market value.  In such an event, the Company’s financial condition and reported earnings could be negatively affected.

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

Changes in Internal Control over Financial Reporting

During the three month period ended March 31, 2009, there have not been any changes in our  internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth in the section entitled “Legal proceedings” in Note 7 of Part I, Item 1 of this Form 10-Q is hereby incorporated by reference.

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Information Related to Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A of SonicWALL’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 6, 2009.  There have been no material changes from the risk factors previously disclosed in SonicWALL’s Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	None.

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

Dated: May 7, 2009

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