Form 10-Q
period 2009-06-30
SONICWALL INC
filed 2009-08-07
CIK 1093885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2009

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
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at July 31, 2009
Common Stock, no par value	53,852,475 Shares

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SONICWALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008 (1)
	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$83,122	$45,127
Short-term investments	90,499	60,327
Accounts receivable, net	17,547	20,945
Inventories	6,146	8,956
Deferred tax assets	9,423	9,423
Prepaid expenses and other current assets	8,866	11,861
Total current assets	215,603	156,639

Property and equipment, net	9,479	9,543
Goodwill	138,470	138,470
Long-term investments	15,190	61,450
Deferred tax assets, non-current	18,406	18,406
Purchased intangibles and other assets, net	15,396	17,328
Total assets	$412,544	$401,836

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,202	$10,717
Accrued payroll and related benefits	12,200	11,554
Other accrued liabilities	6,167	10,307
Deferred revenue	90,253	88,415
Total current liabilities	114,822	120,993

Deferred revenue, non-current	20,981	15,072
Total liabilities	135,803	136,065

Shareholders' Equity:
Common stock, no par value	401,381	396,223
Accumulated other comprehensive loss, net	(8,552)	(9,209)
Accumulated deficit	(116,088)	(121,243)
Total shareholders' equity	276,741	265,771
Total liabilities and shareholders' equity	$412,544	$401,836

(1)	Amounts as of December 31, 2008 have been derived from the audited financial statements as of the same date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
	(Unaudited)
Revenues:
Product	$16,507	$23,810	$31,971	$47,550
License and service	32,054	31,989	63,738	63,560
Total revenues	48,561	55,799	95,709	111,110
Cost of revenues:
Product	8,948	10,811	17,205	21,852
License and service	3,905	5,441	8,045	10,264
Amortization of purchased technology	754	754	1,508	1,508
Total cost of revenues	13,607	17,006	26,758	33,624
Gross profit	34,954	38,793	68,951	77,486
Operating expenses:
Research and development	8,910	11,414	18,737	22,957
Sales and marketing	17,399	21,756	34,641	44,482
General and administrative	3,935	5,032	8,182	10,177
Amortization of purchased intangible assets	274	274	548	567
Restructuring charges (reversals)	-	(35)	-	1,770
Total operating expenses	30,518	38,441	62,108	79,953
Income (loss) from operations	4,436	352	6,843	(2,467)
Interest income and other expense, net	1,013	1,585	1,804	4,206
Income before income taxes	5,449	1,937	8,647	1,739
Provision for income taxes	(2,037)	(1,012)	(3,492)	(880)
Net income	$3,412	$925	$5,155	$859
Net income per share:
Basic	$0.06	$0.02	$0.10	$0.01
Diluted	$0.06	$0.02	$0.09	$0.01
Shares used in computing net income per share:
Basic	53,816	56,356	53,735	58,672
Diluted	55,033	58,605	54,776	61,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$5,155	$859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,539	4,335
Employee share-based compensation expense	4,193	5,281
Excess tax benefits from share-based compensation	-	(789)
Change in fair value of financial instruments	(142)	-
Change in allowance for doubtful accounts and others	8	(112)
Changes in operating assets and liabilities:
Accounts receivable	3,330	2,522
Inventories	2,810	(1,492)
Prepaid expenses and other current assets	(2,115)	(1,408)
Other assets	(124)	(208)
Accounts payable	(4,515)	1,625
Accrued payroll and related benefits	646	(4,689)
Other accrued liabilities	(4,134)	(2,089)
Deferred revenue	7,747	4,516
Net cash provided by operating activities	17,398	8,351
Cash flows from investing activities:
Purchase of property and equipment	(2,359)	(2,818)
Change in restricted cash in escrow	5,104	1,382
Maturity and sale of investments	48,301	132,673
Purchase of investments	(31,414)	(59,286)
Net cash provided by investing activities	19,632	71,951
Cash flows from financing activities:
Issuance of common stock	965	3,833
Repurchase of common stock	-	(78,646)
Excess tax benefits from share-based compensation	-	789
Net cash provided by (used in) financing activities	965	(74,024)
Net increase in cash and cash equivalents	37,995	6,278
Cash and cash equivalents at beginning of period	45,127	33,324
Cash and cash equivalents at end of period	$83,122	$39,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except for share data)

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Accumulated	Shareholders'
Six Months Ended June 30, 2008	Shares	Amount	Loss	Deficit	Equity
Balance at December 31, 2007	62,477,590	$446,431	$(2,284)	$(116,443)	$327,704
Issuance of common stock upon exercise of stock options	376,800	2,498			2,498
Issuance of common stock in connection with the Employee Stock Purchase Plan (ESPP)	180,014	1,335			1,335
Share-based compensation		5,281			5,281
Repurchase of common stock	(9,617,170)	(68,964)		(9,682)	(78,646)
Excess tax benefit from share-based compensation		789			789
Comprehensive income:
Change in unrealized loss on investment securities			(358)		(358)
Net income				859	859
Total comprehensive income					501
Balance at June 30, 2008	53,417,234	$387,370	$(2,642)	$(125,266)	$259,462

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Accumulated	Shareholders'
Six Months Ended June 30, 2009	Shares	Amount	Loss	Deficit	Equity
Balance at December 31, 2008	53,575,371	$396,223	$(9,209)	$(121,243)	$265,771
Issuance of common stock upon exercise of stock options	58,023	247			247
Issuance of common stock in connection with ESPP	191,074	718			718
Share-based compensation		4,193			4,193
Comprehensive income:
Change in unrealized loss on investment securities			657		657
Net income				5,155	5,155
Total comprehensive income					5,812
Balance at June 30, 2009	53,824,468	$401,381	$(8,552)	$(116,088)	$276,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements prepared by SonicWALL, Inc. (the “Company”), are unaudited and reflect all adjustments which are normal, recurring and, in the opinion of management, necessary for a fair statement of the financial position and the results of operations of the Company for the interim periods presented.  The condensed consolidated statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnotes required by Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”). The results of operations for the six month period ended June 30, 2009 is not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.  The information included in this report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008, as set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2009.

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

4.  NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), and establishes two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system required by the Codification when referring to GAAP for the interim reporting period ending September 30, 2009. As the Codification was not intended to change or alter existing U.S. GAAP, the Codification will not have any impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This standard is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company has adopted SFAS 165 for the interim reporting period ending June 30, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

In April 2009, the FASB issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), provides additional guidelines for estimating fair value in accordance with SFAS No. 157, Fair Value Measurement (“SFAS 157”). FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1” and “APB 28-1”), increases the frequency of fair value disclosures. These FSPs are effective for fiscal years and interim periods ended after June 15, 2009. The Company has adopted these FSPs for the interim reporting period ending June 30, 2009. The adoption of these FSPs did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

5.  NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income	$3,412	$925	$5,155	$859
Denominator:
Weighted average shares used to compute basic EPS	53,816	56,356	53,735	58,672
Effect of dilutive securities:
Dilutive common stock equivalents	1,217	2,249	1,041	2,457
Weighted average shares used to compute diluted EPS	55,033	58,605	54,776	61,129
Net income per share:
Basic	$0.06	$0.02	$0.10	$0.01
Diluted	$0.06	$0.02	$0.09	$0.01

For the six month period ended June 30, 2009, potentially dilutive securities of approximately 16.1 million shares consisting of options with a weighted average exercise price of $8.09, have not been considered in the computation of net income per share as these options’ exercise prices were greater than the average market price of common shares for the period.

For the six month period ended June 30, 2008, potentially dilutive securities of approximately 6.2 million shares consisting of options with a weighted average exercise price of $9.73, have not been considered in the computation of net income per share as these options’ exercise prices were greater than the average market price of common shares for the period.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

6.  FINANCIAL INSTRUMENTS

Financial Instruments

The following is a summary of our available-for-sale securities (in thousands):

As of June 30, 2009	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost
Corporate debt securities
Auction rate securities	$6,816	$-	$(3,187)	$10,003
Asset backed securities	20,515	162	(5,578)	25,931
Corporate bonds	16,838	7	(1)	16,832
Total corporate debt securities	44,169	169	(8,766)	52,766
U.S. government securities	16,254	45	-	16,209
Total available-for-sale securities	$60,423	$214	$(8,766)	$68,975

Included in short-term investments	$45,233	$214	$(5)	$45,024
Included in long-term investments	$15,190	-	(8,761)	23,951
Total available-for-sale securities	$60,423	$214	$(8,766)	$68,975

As of December 31, 2008	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost
Corporate debt securities
Auction rate securities	$6,565	$-	$(3,444)	$10,009
Asset backed securities	34,905	60	(5,809)	40,654
Corporate bonds	12,816	26	(5)	12,795
Total corporate debt securities	54,286	86	(9,258)	63,458
U.S. government securities	22,337	36	(72)	22,373
Total available-for-sale securities	$76,623	$122	$(9,330)	$85,831

Included in short-term investments	$60,288	$116	$(248)	$60,420
Included in long-term investments	16,335	6	(9,082)	25,411
Total available-for-sale securities	$76,623	$122	$(9,330)	$85,831

The estimated fair value and amortized cost of available-for-sale securities by contractual maturity as of June 30, 2009 and December 31, 2008 were as follows (in thousands):

	As of June 30, 2009		As of December 31, 2008
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Due within one year	$33,092	$33,041	$29,320	$29,265
Due between one and five years	474	455	6,450	6,502
Due between five and ten years	824	818	1,698	1,687
Due after ten years	26,033	34,661	39,155	48,377
Total available-for-sale securities	$60,423	$68,975	$76,623	$85,831

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

The proceeds and realized gains and losses from sales of available-for-sale securities, and the amount of the net unrealized gains and losses on available-for-sale securities that has been included in other comprehensive income for the three and six month periods ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Proceeds from sales	$20,397	$43,143	$48,251	$133
Realized gains	4	27	11	66
Realized losses	-	(13)	-	(13)
Net unrealized gains (losses)
included in other comprehensive income	$(756)	$(845)	$657	$(358)

The unrealized gains on trading securities still held at June 30, 2009, that has been included in net income for the six month period ended June 30, 2009, were $142,000, net of losses on the related offer (the “Right”) from UBS, one of its investment brokers.

Fair Value of Financial Instruments

The following table presents the Company’s financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

		Fair Value Measurements at June 30, 2009 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$43,808	$43,808	$-	$-
Asset backed securities (2)	20,515	20,515	-	-
Auction rate securities (3)	46,370	-	-	46,370
Auction rate securities right (4)	5,712	-	-	5,712
Other available-for-sale securities (5)	33,092	33,092	-	-
Total	$149,497	$97,415	$-	$52,082
_____________
Note:
(1)	Classified as cash and cash equivalents in the consolidated balance sheet.
(2)	Consisting of $12.1 million classified as short-term investments and $8.4 million as long-term investments in the consolidated balance sheet.
(3)
Consisting of $39.6 million trading securities classified as short-term investments and $6.8 million available-for-sale securities classified as long-term investments in the consolidated balance sheet.

(4)	Classified as short-term investments in the consolidated balance sheet.
(5)	Classified as short-term investments in the consolidated balance sheet.

Historically, the fair value of the auction rate securities (“ARS”) approximated par value due to the frequent resets through the auction process.  While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  At June 30, 2009, the Company’s investment advisors provided a valuation based on Level 3 inputs for the ARS investments.  The investment advisors utilized a discounted cash flow approach to arrive at this valuation, which was corroborated by a separate and comparable discounted cash flow analysis prepared by the Company.  The assumptions used in preparing the discounted cash flow model include estimates, based on data available as of June 30, 2009, of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

In November 2008, the Company accepted the Right, which entitles the Company to sell to UBS at par value ARS originally purchased from UBS, at a par value of approximately $45.3 million, at anytime during the period June 30, 2010 through July 2, 2012.  In accepting the Right, the Company also granted UBS the authority to sell or auction the ARS at par at any time after accepting the offer until the expiration date of the offer provided that the Company receives par value for their ARS.  As part of the offer, the Company released UBS from any claims relating to the marketing and sale of ARS.  Although the Company expects to sell its ARS under the Right, if the Right is not exercised before July 2, 2012, the Right will expire and UBS will have no further right or obligation to buy the Company’s ARS.  UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.  The Company valued the Right as a put option asset using a discounted cash flow approach including estimates, based on Level 3 data available as of June 30, 2009, of interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.  On June 30, 2009, the Company classified the $45.3 million ARS as short-term investments due to the offer described above.

The assumptions used in valuing the ARS and the put option are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

The following table presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended June 30, 2009 (in thousands):

	Asset Backed Securities	Auction Rate Securities	Auction Rate Securities Right	Total (1)
Balance at December 31, 2008	$34,905	$44,079	$7,640	$86,624
Transfers in and/or out of Level 3	-	-	-	-
Purchases, sales, issuances and settlements, net	(8,143)	-	-	(8,143)
Total realized or unrealized gains or (losses)
Included in other comprehensive income	1,280	133	-	1,413
Included in earnings	-	1,950	(1,873)	77
Balance at March 31, 2009	28,042	46,162	5,767	79,971
Transfers in and/or out of Level 3	(20,515)	-	-	(20,515)
Purchases, sales, issuances and settlements, net	(6,514)	-	-	(6,514)
Total realized or unrealized gains or (losses)
Included in other comprehensive income	(947)	124	-	(823)
Included in earnings	(66)	84	(55)	(37)
Balance at June 30, 2009	$-	$46,370	$5,712	$52,082

The amount of total gains or (losses) for the period
included in earnings attributable to the change
in unrealized gains or losses relating to assets
still held at June 30, 2009	$-	$120	$(55)	$65
_______________
Note:
(1)	Consisting of $45.3 million classified as short-term investments and $6.8 million as long-term investments in the consolidated balance sheet.

In prior periods, the Company engaged an independent valuation firm to evaluate the values received from broker/dealer statements for the ABS securities. The independent valuation firm adopted a market approach methodology utilizing information such as trade data, two-sided markets, institutional bids, comparable trades, dealer quotes, and data from news media.  The Company reviewed the methodology used and the resulting valuation confirmed the quotes received from the investment advisor.

At June 30, 2009, the Company’s broker was able to obtain quoted market prices in an active market on the Company’s ABS securities.  Accordingly, the securities are now classified as Level 1 and have been transferred out of Level 3.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

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

As of June 30, 2009, the Company continued to have a partial valuation allowance against its net deferred tax assets. The Company believes that its deferred tax assets will more likely than not be realized with the exception of certain acquired net operating losses. Valuation allowances have been recorded for this portion of the deferred tax assets as a result of the uncertainties regarding realization of the assets based upon the limitation on the use of the net operation losses in the future.  For the three and six month period ended June 30, 2009, the Company’s income before income taxes was earned in domestic and foreign jurisdictions.

The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. For the six month period ended June 30, 2009, the effective income tax rate was 40.4%, compared to 50.6% for the six month period ended June 30, 2008.  The effective income tax rate for the six month period ended June 30, 2009 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense, state income taxes, and subpart F income tax which were offset by research and development tax credits, foreign tax withholding, and foreign tax rates in excess of federal income tax rate. The effective income tax rate for the six month period ended June 30, 2008 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense and state income taxes which were offset by state research and development tax credits.

9.  GOODWILL AND PURCHASED INTANGIBLES

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that goodwill and certain intangible assets with an indefinite useful life be reviewed for impairment between annual tests if certain events or circumstances occur.  In addition, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.  The Company periodically evaluates if there are any events or indicators that would require an impairment assessment of the carrying value of the goodwill between each annual impairment assessment.  For the six month period ended June 30, 2009, there were no events or changes to the indicators of goodwill impairment that would require an impairment assessment.  The Company has elected to perform its annual impairment analysis during the fourth quarter of each year.

Intangible assets as of June 30, 2009 and December 31, 2008 consist of the following (in thousands):

		June 30, 2009			December 31, 2008
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Purchased technology	70 months	$43,211	$(35,330)	$7,881	$43,211	$(33,822)	$9,389
Customer base	77 months	26,690	(20,470)	6,220	26,690	(19,922)	6,768
Total intangibles	69 months	$69,901	$(55,800)	$14,101	$69,901	$(53,744)	$16,157

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

All of the Company’s intangible assets excluding goodwill are subject to amortization. Estimated future amortization expense to be included in cost of revenue and operating expense is as follows (in thousands):
Fiscal Year	Amortization Amount to Cost of Revenue	Amortization Amount to Operating Expense
2009 (third and fourth quarter)	$1,509	$547
2010	2,374	1,095
2011	1,382	1,095
2012	1,382	1,008
2013	803	990
Thereafter	431	1,485
Total	$7,881	$6,220

10.  RESTRUCTURING CHARGES

2008 Restructuring Plan

During the first quarter of fiscal year 2008, the Company commenced the implementation of a 2008 restructuring plan associated primarily with the relocation of support activities, the closure of facilities in Pune, India, the partial closure of facilities in Sunnyvale, California, and other employee reductions for the purpose of better integration and alignment of Company functions.  The restructuring activities were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Accordingly, the Company recorded $1.0 million, in restructuring expenses related to costs associated with the termination of 21 employees across multiple geographic regions and functions, primarily related to severance, benefits and related costs.  Furthermore, the Company recorded additional restructuring costs of $762,000 in connection with facilities, and property and equipment that was disposed of or removed from service.  At June 30, 2009, the Company’s restructuring accrual was $24,000 and included as a component of “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets.

The following tables set forth an analysis of the components of the 2008 restructuring plan and the payments made as of June 30, 2009 (in thousands):

Facilities Costs
Accrual balance at December 31, 2008	$72
Cash paid	$(48)
Accrual balance at June 30, 2009	$24

11.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space in several U.S. locations including California, Washington, and Arizona. Additional sales and support offices as well as larger research and development facilities in Bangalore, India and Shanghai, China are leased worldwide under leases that expire at various times ranging from 2009 to 2015.

On June 19, 2009, the Company entered into a Lease Agreement (the “Lease Agreement”) to lease approximately 72,000 square feet of rentable space, located at 2001 Logic Drive, San Jose, California, as the new headquarters offices of the Company.  The Lease Agreement commences on or about September 1, 2009 and will continue for an initial term that expires on September 30, 2014. The Lease Agreement specifies an initial rent free period. Rent applicable on the first anniversary of the lease commencement date and on each anniversary date thereafter during the initial term will be increased at a rate of 3% per year.  At the end of the initial term of the lease, the Company has the right, at its discretion, to extend the lease for an additional twelve (12) month term at a rent equal to 3% above the rent in effect during the fifth year of the initial term.  The Company has the right to assign the Lease Agreement or sublet all or any portion of the premises subject to a detailed process, including, among other requirements, the prior written consent of the landlord which consent may not unreasonably be withheld or delayed.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

Future annual minimum lease payments under all non-cancelable operating leases with an initial or remaining term in excess of one year as of June 30, 2009 are as follows (in thousands):

Year Ending December 31,
2009 (third and fourth quarter)	$1,365
2010	3,657
2011	3,628
2012	2,811
2013	2,120
Thereafter	2,021
Total	$15,602

Purchase Commitments

The Company outsources its manufacturing function to third party contract manufacturers, and at June 30, 2009, it had purchase obligations totaling $11.2 million.  Of this amount, $9.8 million cannot be canceled and is payable within one year.  The Company has a contingent liability for any inventory owned by a contract manufacturer that becomes excess and obsolete.  As of June 30, 2009, $26,000 had been accrued for excess and obsolete inventory held by our contract manufacturers.  In addition to the obligation related to Inventory, as of June 30, 2009, the Company had, in the normal course of business, $678,000 in non-cancelable purchase commitments.

Product Warranties

The Company’s standard warranty period for its products is one year and includes repair or replacement obligations for units with product defects.  The Company’s software products carry a 90-day warranty and include technical assistance, insignificant bug fixes and feature updates. The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates.  If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required.  However, the Company concluded that no adjustment to pre-existing warranty accruals were necessary in the six month periods ended June 30, 2009 and 2008.  A reconciliation of the changes to the Company’s warranty accrual as of June 30, 2009 and 2008 is as follows (in thousands):

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
Beginning balance	$575	$741
Accruals for warranties issued	45	48
Settlements made during the period	(155)	(347)
Ending balance	$465	$442

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

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

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

Legal Proceedings

On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000.  Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s.  All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin.  On April 19, 2002, plaintiffs filed an amended complaint.  The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings.  On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards.  On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice.  On February 19, 2003, the Court denied the motion to dismiss the Company’s claims.  A tentative agreement was reached with plaintiffs’ counsel and the insurers for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims.  Papers formalizing the settlement among the plaintiffs, issuer defendants, including SonicWALL, and insurers were presented to the Court on September 14, 2004.  On February 15, 2005, the Court granted preliminary approval of the settlement, subject to the parties fulfilling certain conditions.  On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement.  In December 2006, the Second Circuit Court of Appeals reversed the class certification decision of the District Court in six (6) focus cases.  The Second Circuit Court of Appeals also denied rehearing.  In June 2007, the District Court signed a stipulation terminating the settlement approval process.  In December 2007, plaintiffs filed an opposition to motions to dismiss of the focus case issuers and underwriters.  The focus case issuers and underwriters in turn submitted briefs in opposition to plaintiffs’ motion for class certification.  In March 2008, plaintiffs filed a reply in support of their motion for class certification in the focus cases. During the remainder of calendar year 2008, the parties continued settlement discussions and on April 2, 2009, formal settlement papers were filed with the Court.  On June 9, 2009, the Court, without altering any of the terms of the proposed settlement, issued an order granting preliminary approval of the settlement. A final approval hearing has been set for September 10, 2009. If the settlement is not ultimately approved and if the litigation against the Company continues, the Company believes it has a meritorious defense and intends to defend the case vigorously.  No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this matter.  As a result, no loss has been accrued in the Company’s financial statements as of June 30, 2009.

On October 8, 2008, Northpeak Wireless, LLC filed a complaint captioned Northpeak Wireless, LLC v. 3Com Corporation, et al, No. CV-08-J-1813-NE, in the United States District Court for the Northern District of Alabama. The complaint names thirty one (31) defendants, including the Company. The complaint alleges that the Company makes, uses, sells, offers to sell, and/or imports products that incorporate and/or utilize direct sequence spread spectrum wireless technology that infringes U.S. Patent No. 4,977,577 (the “577 Patent”) and U.S. Patent No. 5,987,058 (the “058 Patent”) and seeks a judgment that the Company has infringed, actively induced infringement and/or contributorily infringed the 577 Patent and the 058 Patent. The complaint seeks an award of unspecified damages, pre-judgment and post-judgment interest together with costs, expenses and attorneys’ fees. On January 21, 2009, the Court granted the motion made by the defendants, including SonicWALL, to transfer the case to the Northern District of California. The discovery process is ongoing.  The Company intends to defend the case vigorously. No estimate can be made at this time of the possible loss or possible range of loss, if any, associated with the resolution of this matter. As a result, no loss has been accrued in the Company’s financial statements as of June 30, 2009.

On May 29, 2009, Enhanced Security Research, LLC filed a complaint captioned Enhanced Security Research LLC v. Cisco Systems, Inc., et al, C.A. No. 09-390 in the United States District Court for the District of Delaware. The complaint names ten (10) defendants, including the Company. The complaint alleges that the Company makes, uses, offers to sell within the United States past, present, and future versions of products and/or methods that use intrusion detection and prevention systems that infringe or contribute to the infringement of  U.S. Patent No. 6,119,236 (the “236 Patent”) and U.S. Patent No. 6,304,975 B1 (the “975 Patent”). The complaint seeks a declaration that the Company has infringed the 236 Patent and the 975 Patent, a permanent injunction against further infringement and contributory infringement, unspecified damages, pre-judgment and post-judgment interest together with costs and

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

attorneys’ fees. The Company intends to defend the case vigorously. No estimate can be made at this time of the possible loss or possible range of loss, if any, associated with the resolution of this matter. As a result, no loss has been accrued in the Company’s financial statements as of June 30, 2009.

On July 9, 2009, Southwest Technology Innovations LLC filed a complaint captioned Southwest Technology Innovations LLC v. St. Bernard Software, Inc., et al, 09-CV-1487-JAH-JMA in the United States District Court for the Southern District of California. The complaint names six (6) defendants, including the Company. The complaint alleges that the Company makes, uses, imports, sells, offers to sell, induces, aids and abets, encourages others or contributes to other use of certain products of the Company that infringe or contribute to the infringement of U.S. Patent No. 6,952,719 (the “719 Patent”) via its update functions that update software and/or firmware. The complaint seeks a judgment that the Company infringes the 719 Patent, unspecified damages, prejudgment interest not less than a reasonable royalty, and such other further relief as the court or jury may deem proper. The Company intends to defend the case vigorously. No estimate can be made at this time of the possible loss or possible range of loss, if any, associated with the resolution of this matter. As a result, no loss has been accrued in the Company’s financial statements as of June 30, 2009.

Additionally, the Company is, from time to time, a party to routine litigation incidental to its business.  The Company believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial statements taken as a whole or its results of operations, financial position, and cash flows.

12.  EMPLOYEE BENEFITS

1999 Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (“ESPP”) is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount.  Each offering period is for one year and consists of two six-month purchase periods.  The purchase price for shares of common stock under the ESPP is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or the last day of each purchase period. At June 30, 2009, 1,120,430 shares were available for future issuance under the ESPP.

Employee Stock Incentive Plans

As of June 30, 2009, the Company has two stock incentive plans (together the “Equity Incentive Plans”): the shareholder approved 2008 Equity Incentive Plan (the “2008 Plan”) and the Board approved 2008 Inducement Equity Incentive Plan (the “2008 Inducement Plan”). The 2008 Plan was approved by the Company’s shareholders on June 10, 2008.  In connection with the acquisitions of various companies, the Company assumed the share-based awards granted under stock incentive plans of the acquired companies. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations and the other factors disclosed by the Company in its filings under the Securities Exchange Act of 1934, as amended. The Company’s primary stock incentive plans are summarized as follows:

2008 Plan

The 2008 Plan permits the granting of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, and performance shares to employees, consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. As approved by the shareholders on June 10, 2008, the maximum number of shares issuable over the term of the 2008 Plan is 800,000 shares. In addition, shares subject to stock options or similar awards granted under the Company’s expired 1998 Stock Option Plan (the “1998 Plan”) that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1998 Plan that are forfeited to, or repurchased by the Company, up to a maximum of 5,000,000 shares may be added to the 2008 Plan. Stock options granted under the 2008 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than seven years from the grant date. Stock options granted under the 2008 Plan will generally become exercisable for 25% of the option shares one year from the date of grant and then ratably over the following 36 months. Subject to the annual per-person limit, shares granted under the 2008 Plan, including applicable vesting schedules, shall be granted as determined by the Board of Directors, or any of its committees administering the 2008 Plan, in its sole discretion.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

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

General Share-Based Award Information

Stock Option Awards

The following table summarizes the Company’s first and second quarter stock option activity under the Equity Incentive Plans:

	Stock Options Outstanding
	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2008	19,558,480	$7.30
Granted	37,200	$3.89
Exercised	(35,800)	$3.75
Canceled	(282,703)	$7.65
Balance at March 31, 2009	19,277,177	$7.37
Granted	27,100	$5.22
Exercised	(22,223)	$5.08
Canceled	(180,062)	$7.73
Balance at June 30, 2009	19,101,992	$7.36

The following table summarizes significant ranges of outstanding and exercisable stock options as of June 30, 2009:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.30 – $ 0.45	38	6.1	$0.30	$197	-	$-	$-
$ 1.41 – $ 2.12	17,644	0.8	1.41	71,780	16,821	1.41	68,431
$ 2.87 – $ 4.31	2,926,770	3.8	3.44	5,970,874	2,876,370	3.43	5,890,228
$ 4.32 – $ 6.48	2,790,092	4.9	5.64	287,422	2,704,879	5.64	270,700
$ 6.49 – $ 9.74	12,628,097	7.4	8.10	-	6,947,850	8.06	-
$ 9.75 – $14.63	500,741	6.8	10.53	-	323,128	10.62	-
$14.64 – $21.96	118,610	2.0	17.67	-	118,610	17.67	-
$21.97 – $32.96	20,000	0.9	29.75	-	20,000	29.75	-
$32.97 – $49.46	100,000	1.0	45.56	-	100,000	45.56	-
Total	19,101,992	6.4	$7.36	$6,330,273	13,107,658	$7.01	$6,229,359

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $5.48 as of June 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.  The total number of in-the-money options exercisable as of June 30, 2009 was approximately 3.6 million.

Restricted Stock Unit Awards

The Company grants RSUs under the 2008 Plan. Each RSU issued is counted as two shares toward the limit of shares available under the 2008 Plan.  The Company issues new shares of common stock upon the vesting of RSUs.

The following table summarizes the Company’s first and second quarter RSU activity under the Equity Incentive Plans:

	Restricted Stock Units	Weighted Average Price per Share
Balance at January 1, 2009	-	$-
Granted	52,500	$5.82
Balance at June 30, 2009	52,500	$5.82

Share-Based Awards Available for Grant

A summary of share-based awards available for grant are as follows (in millions):

Share-Based Awards Available for Grant
Balance at December 31, 2008	1,874,478
Options granted	(37,200)
Options canceled/expired	273,729
Balance at March 31, 2009	2,111,007
Options granted	(27,100)
Restricted stock units granted	(105,000)
Options canceled/expired	157,772
Balance at June 30, 2009	2,136,679

Share-Based Compensation Expenses and Valuation

SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), requires the measurement and recognition of compensation expenses for all share-based awards made to employees and directors including stock options, stock purchase rights, restricted stock, and restricted stock units.  The following table summarizes employee share-based compensation expenses by function (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of sales	$119	$136	$235	$251
Research and development	659	885	1,275	1,713
Sales and marketing	779	1,008	1,516	1,845
General and administrative	614	792	1,167	1,472
Share-based compensation expense	$2,171	$2,821	$4,193	$5,281

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

The weighted average fair value per share of stock options granted, the intrinsic value of stock options exercised and total fair value of the shares vested are as follows (in thousands except for weighted average fair value per share):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average fair value per share of options granted	$1.83	$2.60	$1.76	$2.69
Total intrinsic value of options exercised	$6	$183	$32	$546
Total fair value of shares vested	$2,016	$2,611	$3,918	$5,095
Cash received from employees upon exercise of stock options and ESPP	$113	$786	$965	$3,833

The weighted average remaining contractual term for options exercisable at June 30, 2009 was 5.5 years.  The Company issues new shares of common stock upon exercise of stock options.  The total compensation cost (gross) related to non-vested awards not yet recognized at June 30, 2009 was $14.7 million, and the weighted-average period over which this amount is expected to be recognized is 2.55 years.

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

The assumptions used to estimate the fair value of stock options granted under the Company’s Option Plans and stock purchase rights granted under the ESPP are as follows:

	Stock Option Plans		ESPP
	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected volatility	45% - 58%	41% - 45%	43% to 74%	43%
Risk-free interest rate	1.29% to 1.57%	2% - 3%	0.46% to 1.95%	2.79%
Expected term (in years)	3.68 years	3.48 years	0.5 year	0.58 year
Dividend yield	0%	0%	0%	0%

Pension Plan

The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees.  The Company’s contribution to this plan is discretionary.  The plan provides for a discretionary matching contribution in an amount equal to 50% of the employee contribution up to a maximum of $2,000 annually for each participant.  All employer contributions vest immediately.  Effective April 24, 2009, that discretionary matching contribution made by the Company was discontinued.  The Company has expensed approximately $403,000 and $539,000 for the cost of matching contributions during the six month periods ended June 30, 2009 and 2008, respectively.

Deferred Compensation Plan

SonicWALL has a deferred compensation plan (“DCP”) to provide specified benefits to, and help retain, a select group of management and highly compensated employees and directors (“Participants”) who contribute materially to the Company’s continued growth, development, and future business success.  Under the DCP, Participants may defer up to 80% of their salary and up to 100% of their annual bonus and commission.  Each Participant’s deferral account is credited with an amount equal to the net investment return of one or more equity or bond funds selected by the Participant.  Amounts in a Participant’s deferral account represent an unsecured claim against the Company’s assets and are paid, pursuant to the Participant’s election, in a lump-sum or in quarterly installments at a specified date during the participant’s employment or upon the Participant’s termination of employment with the Company.  The Company pays for the insurance coverage provided under this plan, but does not make any contributions to this plan.  At June 30, 2009, the trust assets and the corresponding deferred compensation liability were $3.6 million and $3.2 million, respectively, and are included in other current assets and other current liabilities, respectively. In August 2008, the Compensation Committee of our Board approved an amended and restated DCP to comply with the requirements of Section 409A of the Internal Revenue Code.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

13.  SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after June 30, 2009 up through August 7, 2009, the date we issued these financial statements. During this period, the Company did not have any material recognizable and nonrecognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements which relate to future events or our future financial performance.   In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology.  In addition, forward-looking statements in this document include, but are not limited to, those regarding the dedication of resources to develop new products and services and marketing those products and services to channel partners and customers; the introduction of more service offerings on our platforms as a vehicle to generate additional revenue from our installed base of products; our ability to deliver comprehensive and profitable solutions to our channel partners; the growth opportunity associated with sales through our indirect channel to larger distributed enterprises; weakening economic conditions that could lead to decreases in IT spending that could adversely impact operating results;  the level of comfort of our channel partners in offering our solutions to their customers; the growth of the Network Security, Secure Content Management and Business Continuity markets, the impact of a failure to achieve greater international sale; our  ability to maintain and enhance current product lines, develop new products, maintain technological competitiveness and meet the expanding range of customer requirements;  the market opportunity for license and service revenue growth;  our ability to deliver comprehensive solutions to channel partners, the positive characteristics of our software license and service revenue model on future revenue growth and the predictability of our revenue stream; the impact on revenue of the combination of subscription services sold in conjunction with new product offerings;  expected competition in the Internet security market and our ability to compete in markets in which we participate; impact of service renewal rates on lowering selling and marketing expense; our ability to achieve increased incremental revenue per transaction through success of our software license and service revenue model; the impact of IT spending on demand for our products and services;  the current and likely future impact of share based compensation expense on reported operating results, anticipated revenue contributions of new products including continuous data protection, email security and SSL-VPN products and related services; the impact of growth in international operations on our exposure to foreign currency fluctuations; the possible impact of uncertainties in the auction rate and asset backed securities markets on the Company’s financial performance; our ability to access funds held as auction rate securities in our investment portfolio,  pricing pressures on our solution based offerings; anticipated higher gross margins associated with our license and service offerings; the probability of realization of all deferred tax assets; assessment of future effective tax rates and the continued need for a partial tax valuation allowance; the potential for product gross margins to erode based upon changes in product mix; downward pressure on product pricing or upward pressure on production costs; the impact of product mix on product gross profits; the impact of the completion of “in sourcing” certain technical support functions on period over period comparisons of cost of license and service revenue and gross margin; our ability to maintain investment in current and future product development and enhancement efforts; the introduction of new products and the broadening of existing product offerings; planned investments and expenses in current and future product development, production costs and sales volume comparisons between the NSA and SSL-VPN products and other hardware appliances; the rate of change of general and administrative expenses,  the impact of geopolitical and macro-economic conditions on demand for our offerings; the ability of our contract manufacturers to meet our requirements; the belief that existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months; factors potentially impacting operating cash flows in future periods; and expected fluctuations in days sales outstanding. These statements are only predictions, and they are subject to risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth herein under the heading “Risk Factors”.  References to “we,” “our,” and “us” refer to SonicWALL, Inc. and its subsidiaries.

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

The Company groups revenue into the following primary product categories of similar products:

(1)
Unified Threat Management (“UTM”) including both Network Security Appliance (“NSA”) and TZ products; subscription services such as Comprehensive Gateway Security Suite, Comprehensive Anti-Spam Service, integrated Gateway Anti-Virus, and Intrusion Prevention; software licenses such as our enhanced “SonicOS” operating system, node upgrades, and other services such as extended warranty and service contracts, training, consulting and engineering services.

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

We sell our solutions primarily through distributors and value-added resellers, who in turn sell our products to end-users.  Some of our resellers are carriers or service providers who provide solutions to the end-user customers as managed services. Channel sales accounted for 99% of the total revenue in the three and six month periods ended June 30, 2009 and 2008, respectively.  Alternative Technology, Tech Data, and Ingram Micro, all of whom are technology product distributors, collectively accounted for approximately 47% and 49% of our total revenue in the three and six month periods ended June 30, 2009, respectively, compared to approximately 49% and 48%, respectively, in the same periods last year.

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

RESULTS OF OPERATIONS

The following table sets forth certain consolidated financial data for the periods indicated as percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Product	34.0%	42.7%	33.4%	42.8%
License and service	66.0%	57.3%	66.6%	57.2%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Product	18.4%	19.4%	18.0%	19.7%
License and service	8.0%	9.8%	8.4%	9.2%
Amortization of purchased technology	1.6%	1.4%	1.6%	1.4%
Total cost of revenues	28.0%	30.6%	28.0%	30.3%
Gross profit	72.0%	69.4%	72.0%	69.7%
Operating expenses:
Research and development	18.3%	20.5%	19.6%	20.7%
Sales and marketing	35.8%	39.0%	36.2%	40.0%
General and administrative	8.1%	9.0%	8.5%	9.2%
Amortization of purchased intangible assets	0.6%	0.5%	0.6%	0.5%
Restructuring charges (reversals)	0.0%	(0.1%)	0.0%	1.6%
Total operating expenses	62.8%	68.9%	64.9%	72.0%
Income (loss) from operations	9.2%	0.5%	7.1%	(2.3%)
Interest income and other expense, net	2.1%	2.8%	1.9%	3.8%
Income before income taxes	11.3%	3.3%	9.0%	1.5%
Provision for income taxes	(4.2%)	(1.8%)	(3.6%)	(0.8%)
Net income	7.1%	1.5%	5.4%	0.7%

The following table shows SFAS 123R share-based compensation cost before taxes as a percent of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of revenue	0.2%	0.2%	0.2%	0.2%
Research and development	1.4%	1.6%	1.3%	1.5%
Sales and marketing	1.6%	1.8%	1.6%	1.7%
General and administrative	1.3%	1.4%	1.2%	1.3%
Share-based compensation expense	4.5%	5.0%	4.3%	4.7%

Total Revenue

Total revenue by product category (in thousands, except for percentage data)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	% Variance	2009	2008	% Variance
UTM	$37,315	$41,762	(11%)	$73,493	$83,452	(12%)
% of total revenues	77%	75%		77%	75%
SCM	5,120	5,894	(13%)	10,353	11,706	(12%)
% of total revenues	11%	11%		11%	11%
SSL	3,848	4,977	(23%)	7,874	10,379	(24%)
% of total revenues	8%	9%		8%	9%
CDP	2,278	3,166	(28%)	3,989	5,573	(28%)
% of total revenues	4%	5%		4%	5%
Total revenues	$48,561	$55,799	(13%)	$95,709	$111,110	(14%)

The decline in revenue in the UTM product category for the three month period ended June 30, 2009 compared to the corresponding period of 2008 was primarily due to decreases in units sold, average net revenue per unit, and software license and support service revenues, offset by increased sales of subscription services.  The decline in revenue in the SCM product category for the three month period ended June 30, 2009 compared to the corresponding period of 2008 was primarily due to decreases in units sold, average net revenue per unit, and license and service revenues.  The decline in revenue in the SSL product category for the three month period ended June 30, 2009 compared to the corresponding period of 2008 was primarily due to decreases in units sold, average net revenue per unit, and support revenue, offset by increased sales of software license service.  The decline in revenue in the CDP product category for the three month period ended June 30, 2009 compared to the corresponding period of 2008 was primarily due to decreases in units sold and subscription service, offset by increased sales of software license and support services, and average net revenue per unit.

The decline in revenue in the UTM product category for the six month period ended June 30, 2009 compared to the corresponding period of 2008 was primarily due to decreases in units sold, average net revenue per unit, and software license and support service revenues, offset by increased sales of subscription services. The decline in revenue in the SCM product category for the six month period ended June 30, 2009 compared to the corresponding period of 2008 was primarily due to decreases in units sold, average net revenue per unit, and license and service revenues.  The decline in revenue in the SSL product category for the six month period ended June 30, 2009 compared to the corresponding period of 2008 was primarily due to decreases in units sold and average net revenue per unit, offset by increased sales of software license and support services.  The decline in revenue in the CDP product category for the six month period ended June 30, 2009 compared to the corresponding period of 2008 was primarily due to decreases in units sold, average net revenue per unit, and subscription service, offset by increased sales of software license and support services.

Total Revenue by Geographic Area (in thousands, except for percentage data)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	% Variance	2009	2008	% Variance
Americas	$33,667	$37,974	(11%)	$67,469	$75,461	(11%)
% of total revenues	69%	68%		70%	68%
EMEA	10,072	11,768	(14%)	18,792	23,756	(21%)
% of total revenues	21%	21%		20%	21%
APAC	4,822	6,057	(20%)	9,448	11,893	(21%)
% of total revenues	10%	11%		10%	11%
Total revenues	$48,561	$55,799	(13%)	$95,709	$111,110	(14%)

Revenue in the Americas included sales from regions outside the United States and Canada of $1.0 million and $1.5 million for the three month periods ended June 30, 2009 and 2008, respectively.  The decline in revenue in the Americas for the three month period ended June 30, 2009 compared to the corresponding period of 2008 was primarily due to decreases in the units sold in all product categories, average net revenue per unit in the UTM and SSL product categories, and software license and support service revenues, offset by increased sales of subscription services.  The decline in revenue in EMEA for the three month period ended June 30, 2009 compared to the corresponding period of 2008 was primarily due to decreases in the units sold in all product categories and average net revenue per unit in the UTM and SSL product categories.  The decline in revenue in APAC for the three month period ended June 30, 2009 compared to the corresponding period of 2008 was primarily due to decreases in the units sold in all product categories and average net revenue per unit in the UTM and SSL product categories, offset by increased licenses and service revenue.

Revenue in the Americas included sales from regions outside the United States and Canada of $2.0 million and $3.0 million for the six month periods ended June 30, 2009 and 2008, respectively. The decline in revenue in the Americas for the six month period ended June 30, 2009 compared to the corresponding period of 2008 was primarily due to decreases in the units sold in all product categories, average net revenue per unit in the UTM and SSL product categories, and software license and support service revenues, offset by an increase in sales of subscription services.  The decline in revenue in EMEA for the six month period ended June 30, 2009 compared to the corresponding period of 2008 was primarily due to decreases in the units sold in all product categories, average net revenue per unit in the UTM and SSL product categories, and reduced software license revenue in the UTM product category, offset by increased sales of subscription services in the UTM product category.  The decline in revenue in APAC for the six month period ended June 30, 2009 compared to the corresponding period of 2008 was primarily due to decreases in the units sold and average net revenue per unit in the UTM and SSL product categories, offset by increased license revenues in the SSL product category and service revenues in the UTM product category.

Product and License and Service revenue (in thousands, except for percentage data)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	% Variance	2009	2008	% Variance
Product	$16,507	$23,810	(31%)	$31,971	$47,550	(33%)
% of total revenues	34%	43%		33%	43%
License and service	32,054	31,989	0%	63,738	63,560	0%
% of total revenues	66%	57%		67%	57%
Total revenues	$48,561	$55,799	(13%)	$95,709	$111,110	(14%)

Product Revenue

We shipped approximately 39,000 and 46,000 revenue units in the three month periods ended June 30, 2009 and 2008, respectively. The decrease in product revenue for the quarter ended June 30, 2009 compared to the corresponding quarter in 2008 was primarily due to decreased units sold in all product categories and average net revenue per unit in the UTM, SSL and SCM product categories.

We shipped approximately 76,000 and 95,000 revenue units in the six month periods ended June 30, 2009 and 2008, respectively. The decrease in product revenue for the six month period ended June 30, 2009 compared to the corresponding period in 2008 was primarily due to decreases in units sold and average net revenue per unit in all product categories.

License and Service Revenue

The increase in license and service revenues for the quarter ended June 30, 2009 compared to the corresponding quarter in 2008 was primarily due to increased sales of (1) our UTM subscription services and (2) software license fees with our SSL solutions. These increases were offset by decreased sales of (1) software license fees associated with our UTM solutions, (2) extended support services associated with our UTM and SSL solutions, and (3) subscription service associated with our SCM solutions.

The increase in license and service revenues for the six month period ended June 30, 2009 compared to the corresponding period in 2008 was primarily due to increased sales of (1) our UTM subscription services, and (2) software license fees associated with our SSL solutions. These increases were offset by decreased sales of (1) software license fees associated with our UTM solutions, (2) extended support services associated with our UTM solutions, and (3) subscription service associated with our SCM solutions.

Cost of Revenue and Gross Profit

The following table shows the cost of revenue for product and license and services (in thousands, except for percentage data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	% Variance	2009	2008	% Variance
Product	$8,948	$10,811	(17%)	$17,205	$21,852	(21%)
License and service	3,905	5,441	(28%)	8,045	10,264	(22%)
Amortization of purchased technology	754	754	0%	1,508	1,508	0%
Total cost of revenues	$13,607	$17,006	(20%)	$26,758	$33,624	(20%)

Note — Effect of amortization of purchased technology has been excluded from product and license and service gross profit discussions below.

The following table shows the gross profit for product and the gross profit for license and service (in thousands, except for percentage data):

	Three Months Ended June 30,				Six Months Ended June 30,
	Gross Profit Amount		Gross Profit		Gross Profit Amount		Gross Profit
	2009	2008	2009	2008	2009	2008	2009	2008
Product	$7,559	$12,999	46%	55%	$14,766	$25,698	46%	54%
License and service	28,149	26,548	88%	83%	55,693	53,296	87%	84%
Amortization of purchased technology	(754)	(754)	n/a	n/a	(1,508)	(1,508)	n/a	n/a
Total gross profit	$34,954	$38,793	72%	70%	$68,951	$77,486	72%	70%

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

In the three month period ended June 30, 2009 compared to the corresponding period of 2008, the cost of product revenue decreased in all four product categories.  This decline was primarily due to the decrease in units sold. In the three month period ended June 30, 2009, cost of product revenue per unit decreased by approximately 3%, and the number of units shipped decreased by approximately 14%, in comparison to the same period last year.

In the six month period ended June 30, 2009 compared to the corresponding period of 2008, the cost of product revenue decreased in all four product categories.  This decline was primarily due to the decrease in units sold. In the six month period ended June 30, 2009, cost of product revenue per unit decreased by approximately 2%, and the number of units shipped decreased by approximately 20%, in comparison to the same period last year.

Gross profit and gross profit percentage from product sales in all four product categories decreased in the three month period ended June 30, 2009 compared to the same period in 2008.  In the UTM, SSL, and SCM categories, the decrease was due to the combination of a decrease in unit volume, and lower average net revenue per unit, offset by lower production costs per unit.  In the SCM category, the decrease was due to the combination of a decrease in unit volume, higher production costs per unit, and lower average net revenue per unit.  In the CDP category, the decrease was due to the combination of a decreased volume, and higher production costs per unit, offset by higher average net revenue per unit.

Gross profit and gross profit percentage from product sales in all four product categories decreased in the six month period ended June 30, 2009 compared to the same period in 2008. In the UTM, SCM and CDP categories, the decrease was due to the combination of a decrease in unit volume, higher production costs per unit, and lower average net revenue per unit.  In the SSL category, the decrease was due to the combination of a decrease in unit volume, and lower average net revenue per unit, offset by lower production costs per unit.

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

Gross profit and gross profit percentage from license and service increased in the three month period ended June 30, 2009 compared to the same period in 2008.  The increase was primarily due to decreased costs. Cost of license and service revenue decreased by 28% in the three month period ended June 30, 2009 as compared to the same period last year.  This decrease was primarily due to decreased technical support costs.  In 2007, the Company started a process to “in-source” a portion of our technical support delivery to centers located in the United States and India.  That process was completed in mid 2008 and has resulted in a decline in our technical support costs for the three month period ended June 30, 2009 in comparison to the same period last year.

Gross profit and gross profit percentage from license and service increased in the six month period ended June 30, 2009 compared to the same period in 2008.  The increase was primarily due to decreased costs. Cost of license and service revenue decreased by 22% in the six month period ended June 30, 2009 as compared to the same period last year.  This decrease was primarily due to decreased technical support costs.  In 2007, the Company started a process to “in-source” a portion of our technical support delivery to centers located in the United States and India.  That process was completed in mid 2008 and has resulted in a decline in our technical support costs for the six month period ended June 30, 2009 in comparison to the same period last year.

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

Future amortization to be included in cost of revenue based on current balance of purchased technology, absent any additional investment, is as follows (in thousands):

Fiscal Year	Cost of Revenue
2009 (third and fourth quarter)	$1,509
2010	2,374
2011	1,382
2012	1,382
2013	803
Thereafter	431
Total	$7,881

Our gross profit has been and will continue to be affected by a variety of factors, including competition, the mix of products and services, new product introductions and enhancements, fluctuations in manufacturing volumes, the cost of components and manufacturing labor.

Operating Expenses

Research and Development

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except percentage data)	2009	2008	% Variance	2009	2008	% Variance
Expense	$8,910	$11,414	(22%)	$18,737	$22,957	(18%)
% of total revenues	18%	20%		20%	21%

Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment, and supplies associated with enhancing existing products and developing new products.

For the three month period ended June 30, 2009, the decrease in research and development costs in comparison to the same period last year was primarily due to (1) lower share-based compensation expenses related to employee stock options and rights granted under the Employee Stock Purchase Program (“ESPP”) of $226,000; (2) decreased salary, variable compensation and benefit expenses of $1.3 million; (3) decreased contract labor costs of $267,000; (4) decreased travel related expenses of $206,000; (5) decreased contract service for product development of $279,000; and (6) decreased facility related costs of $199,000.

For the six month period ended June 30, 2009, the decrease in research and development costs in comparison to the same period last year was primarily due to (1) lower share-based compensation expenses related to employee stock options and rights granted under the ESPP of $438,000; (2) decreased salary, variable compensation and benefit expenses of $2.2 million; (3) decreased contract labor costs of $416,000, (4) decreased travel related expenses of $296,000; and (5) decreased contract service for product development by $495,000; and (6) decreased facility related costs of $270,000.

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

Sales and Marketing

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except percentage data)	2009	2008	% Variance	2009	2008	% Variance
Expense	$17,399	$21,756	(20%)	$34,641	$44,482	(22%)
% of total revenues	36%	39%		36%	40%

Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identity, costs related to customer support, travel, tradeshows, promotional and advertising costs, and related facilities costs.

For the three month period ended June 30, 2009, the decrease in sales and marketing expenses compared to the same period last year was primarily due to (1) lower share-based compensation expenses related to employee stock options and rights granted under the ESPP of $228,000; (2) decreased personnel costs of approximately $2.2 million associated with reduced salary and variable compensation expenses; (3) decreased travel related costs of $846,000; (4) decreased promotion, channel program and meeting expenses of approximately $718,000; and (5) decreased facility related costs of $288,000.

For the six month period ended June 30, 2009, the decrease in sales and marketing expenses compared to the same period last year was primarily due to (1) lower share-based compensation expenses related to employee stock options and rights granted under the ESPP of $330,000; (2) decreased personnel costs of approximately $5.0 million associated with reduced salary and variable compensation expenses; (3) decreased travel related costs of $1.1 million; (4) decreased promotion, channel program and meeting expenses of approximately $2.8 million; and (5) decreased facility related costs of $357,000.

General and Administrative

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except percentage data)	2009	2008	% Variance	2009	2008	% Variance
Expense	$3,935	$5,032	(22%)	$8,182	$10,177	(20%)
% of total revenues	8%	9%		9%	9%

General and administrative expenses consist primarily of personnel costs, business insurance, corporate governance costs, professional fees, travel expenses, and related facilities costs.

The decrease for the three month period ended June 30, 2009 compared to the same period last year was primarily related to (1) lower share-based compensation expenses related to employee stock options and rights granted under the ESPP of $178,000; (2) a decrease in personnel costs of approximately $382,000; and (3) a decrease of $305,000 in professional service fees.

The decrease for the six month period ended June 30, 2009 compared to the same period last year was primarily related to (1) lower share-based compensation expenses related to employee stock options and rights granted under the ESPP of $305,000; (2) a decrease in personnel costs of approximately $851,000; and (3) a decrease of $578,000 in professional service fees.

Amortization of Purchased Intangibles

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except percentage data)	2009	2008	% Variance	2009	2008	% Variance
Expense	$274	$274	0%	$548	$567	(3%)
% of total revenues	1%	0%		1%	1%

Amortization of purchased intangibles included in operating expenses represents the amortization of assets arising from contractual or other legal rights acquired in business combinations and excludes amortization of acquired developed technology which is included in cost of revenue.  Purchased intangible assets are being amortized over their estimated useful lives of three to eight years.

The decrease in amortization expense in the six month period ended June 30, 2009 compared to the same period last year was primarily due to the completion of the amortization of the finite-lived intangibles related to the acquisition of MailFrontier of approximately $19,000.

Future amortization to be included in operating expense based on the current balance of purchased intangibles absent any additional investment is as follows (in thousands):

Fiscal Year	Operating Expense
2009 (third and fourth quarter)	$547
2010	1,095
2011	1,095
2012	1,008
2013	990
Thereafter	1,485
Total	$6,220

Restructuring Charges

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except percentage data)	2009	2008	% Variance	2009	2008	% Variance
Expense	$-	$(35)	(100%)	$-	$1,770	(100%)
% of total revenues	0%	0%		0%	2%

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

Interest Income and Other Expense, Net

Interest income and other expense, net consists primarily of interest income on our cash, cash equivalents, and investments. Fluctuations in the amount of invested cash and short-term interest rates directly influence the interest income we recognize. Interest income and other expense, net also includes foreign currency gains and losses due to remeasurement and gains and losses from trading securities.

For the three month periods ended June 30, 2009 and 2008, interest income and other expense, net was $1.0 million and $1.6 million, respectively. The decrease was caused by a combination of a lower overall balance in our investment portfolio and a reduction in available investment yields, offset by foreign currency gains and unrealized gains on trading securities.

For the six month periods ended June 30, 2009 and 2008, interest income and other expense, net was $1.8 million and $4.2 million, respectively. The decrease was caused by a combination of a lower overall balance in our investment portfolio and a reduction in available investment yields.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes in the three month periods ended June 30, 2009 and 2008 was $2.0 million and $1.0 million, respectively, and $3.5 million and $0.9 million for the six month periods ended June 30, 2009 and 2008.  As of June 30, 2009, the Company continued to have a partial valuation allowance against its net deferred tax assets. The Company believes that its deferred tax assets will more likely than not be realized with the exception of certain acquired net operating losses. Valuation allowances have been recorded for this portion of the deferred tax assets as a result of the uncertainties regarding realization of the assets based upon the limitation on the use of the net operation losses in the future.

The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. For the six month period ended June 30, 2009, the effective income tax rate was 40.4%, compared to 50.6% for the six month period ended June 30, 2008.  The effective income tax rate for the six month period ended June 30, 2009 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense, state income taxes, and subpart F income tax which were offset by research and development tax credits, foreign tax withholding, and foreign tax rates in excess of federal income tax rate. The effective income tax rate for the six month period ended June 30, 2008 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense and state income taxes which were offset by state research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

We ended June 30, 2009 with $173.6 million in cash, cash equivalents, and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, an increase of $68.2 million as compared to fiscal 2008 year end.

Our primary source of cash is receipts from product, license, and service revenue.  The primary uses of cash are payments for the production of our products, payroll (salaries and related benefits), acquisition related activities, general operating expenses (marketing, travel, office rent), and the repurchase of shares of common stock under our share repurchase program.

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2009 totaled $17.4 million. Cash provided by operating activities was the result of the net income adjusted by non-cash items such as share-based compensation expense of $4.2 million, depreciation and amortization expense of $4.5 million, and changes in our operating assets and liabilities of $3.6 million.  The main drivers of the changes in operating assets and liabilities are as follows:

▪
Accounts receivable decreased due to the timing of collections.  Our DSO in accounts receivable was 33 days at June 30, 2009 compared to 34 days at December 31, 2008.  The decrease in DSO was primarily due to a decrease in revenue and net account receivables, and the timing of shipments and billings.  Collection of accounts receivable and related DSO will continue to fluctuate in future periods due to the timing and amount of our future shipments and billings, the payment terms that we extend to our customers, and the effectiveness of our collection efforts.

▪
The decrease in inventories was primarily related to (1) reduction in finished goods in NSA, SSL-VPN, and TZ products as we strived for increased efficiency in our inventory turns; and (2) a decrease in inventory in transit at June 30, 2009.

▪
The increase in prepaid expenses and other current assets was primarily due to (1) an increase in the amount of deferred cost of goods sold associated with products shipped on deferred revenue arrangements; (2) an increase in payments made for annual insurance contracts; (3) an increase in prepaid maintenance and service agreements; and (4) an increase in deferred compensation assets due to participant contributions

▪	The decrease in accounts payable was primarily due to a decrease in inventory in transit and a reduction of operating expenses.

▪
The increase in accrued payroll and related benefits was primarily attributed to an increase in payroll, bonus, and commission accruals and related payroll taxes. This increase was partially offset by (1) a decrease of our deferred compensation liabilities due to distributions to the participants in the current period; (2) a decrease in ESPP withholdings due to the scheduled ESPP purchase on February 27, 2009; and (3) a decrease in accrued PTO due to changes in PTO policies in 2009.

▪	The decrease in other accrued liabilities is primarily due to the final payment of the remaining escrow amount related to the acquisition of Aventail.

▪	Deferred revenue increased due to increased sales of subscription services as well as an increase related to shipments to distributors whereby revenue is recognized on a sell-through basis.

Cash provided by operating activities for the six months ended June 30, 2008 totaled $8.4 million. Cash provided by operating activities was the result of the net income adjusted by non-cash items such as share-based compensation expense and excess tax benefits of $4.5 million, depreciation and amortization expense of $4.3 million, and changes in our operating assets and liabilities of ($1.2) million.  The main drivers of the changes in operating assets and liabilities are as follows:

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

Investing Activities

Net cash provided by investing activities for the six month period ended June 30, 2009 was $19.6 million, principally as a result of (1) the net sale and maturity of $16.9 million of investments and (2) change in restricted cash in escrow of $5.1 million, offset by the purchase of $2.4 million in property and equipment.

Net cash provided by investing activities for the six month period ended June 30, 2008 was $71.9 million, principally as a result of (1) the net sale and maturity of $73.3 million of investments and (2) change in restricted cash in escrow of $1.4 million, offset by the purchase of $2.8 million in property and equipment.

Financing Activities

Net cash provided by financing activities for the six month period ended June 30, 2009 was $1.0 million provided by common stock issuances through option exercises and purchase of shares under the ESPP.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

We do not have any debt, long-term obligations or long-term capital commitments. The following summarizes our principal contractual commitments as of June 30, 2009 (in thousands):

		Payments Due by Period
		Less Than	1 to 3	3 to 5
Contractual Obligations	Total	One Year	Years	Years	Thereafter
Operating lease obligations	$15,602	$3,187	$6,918	$4,452	$1,045
Non-Cancelable Purchase obligations	$10,501	$10,501	$-	$-	$-

We outsource our manufacturing operations to third party contract manufacturers, and at June 30, 2009, we had purchase obligations totaling $11.2 million. Of this amount, $9.8 million cannot be cancelled and is payable within one year. We have a contingent liability for any inventory owned by a contract manufacturer that becomes excess and obsolete.  At June 30, 2009, $26,000 had been accrued for excess and obsolete inventory held by our contract manufacturers.  In addition to the obligations related to inventory, at June 30, 2009, we had, in the normal course of business, $678,000 in non-cancelable purchase commitments.

Recent Accounting Pronouncements

The information contained in Note 4 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q is hereby incorporated by reference into this Part I, Item 2.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investment portfolio.  In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, we classified our investments as available-for-sale except the ARS held by one of our investment firms.  Refer to Note 6 to the Consolidated Financial Statements of SonicWALL’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 6, 2009 for further detailed discussion.  The available-for-sale investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.  As of June 30, 2009, our cash, cash equivalents and investment portfolio included money-markets securities, corporate bonds, municipal bonds, auction rate securities, asset backed securities, and commercial papers which are generally subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates change prior to maturity. A hypothetical 100 basis point change in the floating interest rates applicable to the June 30, 2009 balance would result in a change in annual interest income of approximately $1.9 million.

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

Our investment policy states that we are adverse to principal loss and further the goal of preservation of our invested funds by limiting default and market risk.  We mitigate default risk by investing in only investment-grade instruments.  As of June 30, 2009, we do not have any derivative financial instruments in our investment portfolio.

At June 30, 2009, included within our investment portfolio are $55.3 million of investments in ARS and $25.9 million of ABS. Refer to Note 6, “Financial Instruments” in Part 1 Item 1 and information under the heading “Financial Market Risk” in Part 1 Item 3, respectively, of this report for additional information.

Foreign Currency Risk

We consider our exposure to foreign currency exchange rate fluctuations in general to be moderate.  We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars.  For the six month period ended June 30, 2009, we earned approximately 32% of our revenue from international markets.  We may, in the future, denominate these transactions in various local currencies.  Because our sales are currently denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency.  A weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies.  As our base of international operations expands, a greater percentage of our employee base will be paid in local currency and our cash balances denominated in local currency will increase in those countries. This expansion increases our exposure to market currencies, which can have extreme currency volatility.  As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets in which we do business.  We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.

Financial Market Risk

Included within our investment portfolio at June 30, 2009 were ARS that we purchased for $55.3 million whose underlying assets are primarily student loans which are substantially backed by the federal government and ABS that were purchased for $25.9 million whose underlying assets are all prime mortgages of which approximately 54% are backed by the federal government.  Beginning in February 2008, auctions for certain of the ARS failed due to insufficient bids from buyers.  In 2008, we accepted an offer from one of our investment banks under which the bank would purchase 100% of the ARS, which represents over 80% of the ARS in our investment portfolio, at par anytime during a two-year period beginning June 30, 2010.  In the event the liquidity of our investment bank is adversely impacted by the current uncertainties in the financial market, they may be unable to pay us when their payment option comes due.  We may not be able to generate liquidity from these funds until our investment bank is able to pay us the offered amount, future auctions for the ARS in our portfolio are successful or until we sell the securities in a secondary market which currently is very volatile and has experienced discount rates of up to 25% for similar investments.  On June 30, 2009, the Company classified $45.3 million ARS from one investment firm as current investment due to the offer described above. The remaining $10 million ARS from another investment firm and non-government backed ABS investments currently lack short term liquidity and therefore remain classified as non-current on our June 30, 2009 balance sheet.  We will continue to evaluate any changes in the market for ARS and ABS.  Depending upon future market conditions, we may be required to record an other-than-temporary decline in market value.  In such an event, the Company’s financial condition and reported earnings could be negatively affected.

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

Changes in Internal Control over Financial Reporting

During the six month period ended June 30, 2009, there have not been any changes in our  internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth in the section entitled “Legal proceedings” in Note 11 of Part I, Item 1 of this Form 10-Q is hereby incorporated by reference.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on June 11, 2009, our shareholders elected the slate of eight candidates nominated by our Board of Directors and ratified the selection of Armanino Mckenna LLP as the independent registered public accountants of the Company for the fiscal year ending December 31, 2009. Of the 53,802,245 shares of common stock outstanding as of the record date of April 17, 2009, a total of 48,135,245 shares were present in person or by proxy, approximately 89.5% of the total outstanding shares of the Company, representing a sufficient number of shares to constitute a quorum. Votes were cast as follows:

Proposal 1: Election of Directors:

Director	Votes	Votes Withheld
David W. Garrison	45,989,124	2,146,236
Charles D. Kissner	47,996,008	139,352
Matthew Medeiros	47,996,070	139,290
Cary H. Thompson	47,995,839	139,521
Edward F. Thompson	47,987,988	147,372
John C. Shoemaker, Chairman	45,989,024	2,146,336
Charles Berger	47,996,008	139,352
Clark H. Masters	45,971,464	2,163,896

Proposal 2: Ratification of Armanino McKenna LLP as Independent Registered Public Accountants:

For	Against	Abstain
48,072,918	26,860	35,582

ITEM 5.  OTHER INFORMATION

On May 5, 2008, Mr. Medeiros, our President and Chief Executive Officer, adopted a plan for the periodic sale of common stock of the Company pursuant to Rule 10b5-1 of the Exchange Act.  On May 14, 2009, Mr. Medeiros terminated that plan and adopted two (2) new plans for the periodic sale of common stock of the Company pursuant to Rule 10b5-1.  These two plans differ only in the minimum acceptable price per share and the total number of shares subject to the respective plan.  These plans are scheduled to expire on May 31, 2011 unless terminated earlier pursuant to various termination provisions contained in the plan.

ITEM 6.  EXHIBITS

Number	Description

10.1	SonicWALL, Inc. 2008 Equity Incentive Plan Restricted Stock Unit Agreement

10.2	Lease agreement between SonicWALL Inc., as Tenant, and Xilinx, as Landlord *

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a)-, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California.

SONICWALL, INC.

By:                                   /s/ Robert D. Selvi
Robert D. Selvi
Chief Financial Officer

Dated: August 7, 2009

INDEX TO EXHIBITS

Number	Description

10.1	SonicWALL, Inc. 2008 Equity Incentive Plan Restricted Stock Unit Agreement

10.2	Lease agreement between SonicWALL Inc., as Tenant, and Xilinx, as Landlord *

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a)-, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.