Form 10-Q
period 2009-09-30
SONICWALL INC
filed 2009-11-06
CIK 1093885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2009

        OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT 1934

For the transition period from          to
Commission file number: 000-27723

SonicWALL, Inc.
(Exact name of registrant as specified in its charter)

California	77-0270079
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

2001 Logic Drive
San Jose, California 95124
(408) 745-9600
Fax: (408) 745-9300
(Address of registrant’s principal executive offices)

1143 Borregas Avenue
Sunnyvale, California 94089
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
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at October 31, 2009
Common Stock, no par value	54,242,559 Shares

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SONICWALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008 (1)
	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$99,080	$45,127
Short-term investments	88,579	60,327
Accounts receivable, net	21,174	20,945
Inventories, net	6,554	8,956
Deferred tax assets	9,423	9,423
Prepaid expenses and other current assets	8,530	11,861
Total current assets	233,340	156,639

Property and equipment, net	9,906	9,543
Goodwill	138,470	138,470
Long-term investments	15,384	61,450
Deferred tax assets, non-current	18,406	18,406
Purchased intangibles and other assets, net	14,419	17,328
Total assets	$429,925	$401,836

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,277	$10,717
Accrued payroll and related benefits	13,333	11,554
Other accrued liabilities	8,232	10,307
Deferred revenue	93,213	88,415
Total current liabilities	122,055	120,993

Deferred revenue, non-current	23,501	15,072
Total liabilities	145,556	136,065

Shareholders' Equity:
Common stock, no par value	404,858	396,223
Accumulated other comprehensive loss, net	(7,441)	(9,209)
Accumulated deficit	(113,048)	(121,243)
Total shareholders' equity	284,369	265,771
Total liabilities and shareholders' equity	$429,925	$401,836

(1)	Amounts as of December 31, 2008 have been derived from the audited financial statements as of the same date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
	(Unaudited)
Revenues:
Product	$19,248	$21,439	$51,219	$68,989
License and service	31,471	31,839	95,209	95,398
Total revenues	50,719	53,278	146,428	164,387
Cost of revenues:
Product	9,916	10,627	27,121	32,478
License and service	3,733	5,150	11,778	15,414
Amortization of purchased technology	754	754	2,262	2,262
Total cost of revenues	14,403	16,531	41,161	50,154
Gross profit	36,316	36,747	105,267	114,233
Operating expenses:
Research and development	9,416	11,411	28,153	34,368
Sales and marketing	17,357	19,472	51,998	63,954
General and administrative	4,406	3,957	12,588	14,135
Amortization of purchased intangible assets	274	274	822	840
Restructuring charges (reversals)	-	(87)	-	1,683
Total operating expenses	31,453	35,027	93,561	114,980
Income (loss) from operations	4,863	1,720	11,706	(747)
Interest income and other expense, net	573	1,122	2,377	5,328
Income before income taxes	5,436	2,842	14,083	4,581
Provision for income taxes	(2,396)	(2,273)	(5,888)	(3,153)
Net income	$3,040	$569	$8,195	$1,428
Net income per share:
Basic	$0.06	$0.01	$0.15	$0.03
Diluted	$0.05	$0.01	$0.15	$0.02
Shares used in computing net income per share:
Basic	53,946	53,412	53,806	56,906
Diluted	56,012	54,928	55,180	59,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$8,195	$1,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,809	6,609
Employee share-based compensation expense	6,332	8,082
Excess tax benefits from share-based compensation	-	(1,987)
Change in fair value of financial instruments	(172)	-
Change in allowance for doubtful accounts and others	19	(75)
Changes in operating assets and liabilities:
Accounts receivable	(295)	3,916
Inventories	2,402	(1,548)
Prepaid expenses and other current assets	(1,776)	181
Other assets	(173)	(182)
Accounts payable	(3,440)	1,060
Accrued payroll and related benefits	1,779	(8,429)
Other accrued liabilities	(2,075)	(89)
Deferred revenue	13,227	4,905
Net cash provided by operating activities	30,832	13,871
Cash flows from investing activities:
Purchase of property and equipment	(4,040)	(3,827)
Change in restricted cash in escrow	5,104	1,376
Maturity and sale of investments	70,671	159,216
Purchase of investments	(50,917)	(93,162)
Net cash provided by investing activities	20,818	63,603
Cash flows from financing activities:
Issuance of common stock	2,303	5,306
Repurchase of common stock	-	(79,408)
Excess tax benefits from share-based compensation	-	1,987
Net cash provided by (used in) financing activities	2,303	(72,115)
Net increase in cash and cash equivalents	53,953	5,359
Cash and cash equivalents at beginning of period	45,127	33,324
Cash and cash equivalents at end of period	$99,080	$38,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except for share data)

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Accumulated	Shareholders'
Nine Months Ended September 30, 2008	Shares	Amount	Loss	Deficit	Equity

Balance at December 31, 2007	62,477,590	$446,431	$(2,284)	$(116,443)	$327,704
Issuance of common stock upon exercise of stock options	446,681	2,878			2,878
Issuance of common stock in connection with the Employee Stock Purchase Plan (ESPP)	376,728	2,428			2,428
Share-based compensation		8,082			8,082
Repurchase of common stock	(9,725,870)	(69,727)		(9,681)	(79,408)
Excess tax benefit from share-based compensation		1,987			1,987
Comprehensive loss:
Change in unrealized loss on investment securities			(2,170)		(2,170)
Net income				1,428	1,428
Total comprehensive loss					(742)
Balance at September 30, 2008	53,575,129	$392,079	$(4,454)	$(124,696)	$262,929

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Accumulated	Shareholders'
Nine Months Ended September 30, 2009	Shares	Amount	Loss	Deficit	Equity

Balance at December 31, 2008	53,575,371	$396,223	$(9,209)	$(121,243)	$265,771
Issuance of common stock upon exercise of stock options	179,654	896			896
Issuance of common stock in connection with ESPP	374,378	1,407			1,407
Share-based compensation		6,332			6,332
Comprehensive income:
Change in unrealized loss on investment securities			1,768		1,768
Net income				8,195	8,195
Total comprehensive income					9,963
Balance at September 30, 2009	54,129,403	$404,858	$(7,441)	$(113,048)	$284,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements prepared by SonicWALL, Inc. (the “Company”), are unaudited and reflect all adjustments which are normal, recurring and, in the opinion of management, necessary for a fair statement of the financial position and the results of operations of the Company for the interim periods presented.  The condensed consolidated statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnotes required by Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”).  The results of operations for the nine month period ended September 30, 2009 is not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.  The information included in this report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008, as set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2009.

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

4.  NEW ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative. As the Codification was not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s consolidated financial statements.

In October 2009, the FASB amended FASB ASC 605, Revenue Recognition (“ASC 605”) and FASB ASC 985, Software (“ASC 985”). The amendments to ASC 605 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. The amendments to ASC 985 remove tangible products from the scope of software revenue guidance and provide guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. These amendments to ASC 605 and ASC 985 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is in the process of evaluating these amendments and has not yet determined the impact that the adoption of these amendments will have on the Company’s consolidated financial statements.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

5.  NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net income	$3,040	$569	$8,195	$1,428
Denominator:
Weighted average shares used to compute basic EPS	53,946	53,412	53,806	56,906
Effect of dilutive securities:
Dilutive common stock equivalents	2,066	1,516	1,374	2,144
Weighted average shares used to compute diluted EPS	56,012	54,928	55,180	59,050
Net income per share:
Basic	$0.06	$0.01	$0.15	$0.03
Diluted	$0.05	$0.01	$0.15	$0.02

For the nine month period ended September 30, 2009, potentially dilutive securities of approximately 14.3 million shares consisting of options with a weighted average exercise price of $8.43, have not been considered in the computation of net income per share as the exercise prices of these options were greater than the average market price of common shares for the period.

For the nine month period ended September 30, 2008, potentially dilutive securities of approximately 11.4 million shares consisting of options with a weighted average exercise price of $8.85, have not been considered in the computation of net income per share as the exercise prices of these options were greater than the average market price of common shares for the period.

6.  FINANCIAL INSTRUMENTS

Financial Instruments

The following is a summary of our available-for-sale securities (in thousands):

As of September 30, 2009	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost
Corporate debt securities
Auction rate securities	$6,807	$-	$(3,199)	$10,006
Asset backed securities	18,489	117	(4,347)	22,719
Corporate bonds	23,094	6	(47)	23,135
Total corporate debt securities	48,390	123	(7,593)	55,860
U.S. government securities	19,619	30	(1)	19,590
Total available-for-sale securities	$68,009	$153	$(7,594)	$75,450

Included in cash equivalent	$5,998	$1	$-	$5,997
Included in short-term investments	46,627	152	(75)	46,550
Included in long-term investments	15,384	-	(7,519)	22,903
Total available-for-sale securities	$68,009	$153	$(7,594)	$75,450

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

As of December 31, 2008	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost
Corporate debt securities
Auction rate securities	$6,565	$-	$(3,444)	$10,009
Asset backed securities	34,905	60	(5,809)	40,654
Corporate bonds	12,816	26	(5)	12,795
Total corporate debt securities	54,286	86	(9,258)	63,458
U.S. government securities	22,336	35	(72)	22,373
Total available-for-sale securities	$76,622	$121	$(9,330)	$85,831

Included in short-term investments	$60,288	$116	$(248)	$60,420
Included in long-term investments	16,334	5	(9,082)	25,411
Total available-for-sale securities	$76,622	$121	$(9,330)	$85,831

The estimated fair value and amortized cost of available-for-sale securities by contractual maturity as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

	As of September 30, 2009		As of December 31, 2008
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Due within one year	$30,832	$30,802	$29,320	$29,265
Due between one and five years	12,743	12,764	6,450	6,502
Due between five and ten years	-	-	1,697	1,687
Due after ten years	24,434	31,884	39,155	48,377
Total available-for-sale securities	$68,009	$75,450	$76,622	$85,831

The proceeds and realized gains and losses from sales of available-for-sale securities, and the amount of the net unrealized gains and losses on available-for-sale securities that has been included in other comprehensive income for the three and nine month periods ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Proceeds from sales	$22,405	$26,564	$70,655	$159,163
Realized gains	5	-	16	66
Realized losses	-	-	-	(13)
Net unrealized gains (losses)
included in other comprehensive income	$1,111	$(1,812)	$1,768	$(2,170)

The unrealized gains on trading securities still held at September 30, 2009, that have been included in net income for the nine month period ended September 30, 2009, were $172,000, net of losses on the related offer from UBS, one of its investment brokers, as described below.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

Fair Value of Financial Instruments

The following table presents the Company’s financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

		Fair Value Measurements at September 30, 2009 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$76,966	$76,966	$-	$-
Asset backed securities (2)	18,489	18,489	-	-
Auction rate securities (3)	43,834	-	-	43,834
Auction rate securities right (4)	4,925	-	-	4,925
Other available-for-sale securities (5)	42,713	42,713	-	-
Total	$186,927	$138,168	$-	$48,759
_____________
Note:
(1)	Classified as cash and cash equivalents in the consolidated balance sheet.
(2)	Consisting of $9.9 million classified as short-term investments and $8.6 million as long-term investments in the consolidated balance sheet.
(3)
Consisting of $37.0 million trading securities classified as short-term investments and $6.8 million available-for-sale securities classified as long-term investments in the consolidated balance sheet.

(4)	Classified as short-term investments in the consolidated balance sheet.
(5)	Consisting of $36.7 million classified as short-term investments and $6.0 million classified as cash equivalent in the consolidated balance sheet.

Historically, the fair value of the auction rate securities (“ARS”) approximated par value due to the frequent resets through the auction process.  While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  The Company used a discounted cash flow approach to arrive at this valuation.  The assumptions used in preparing the discounted cash flow model included estimates, based on data available as of September 30, 2009, of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.

In November 2008, the Company accepted the right offered by UBS, which entitles the Company to sell to UBS at par value ARS originally purchased from UBS, at a par value of approximately $45.3 million, at anytime during the period June 30, 2010 through July 2, 2012 (the “Right”).  In accepting the Right, the Company also granted UBS the authority to sell or auction the ARS at par at any time after accepting the Right until the expiration date thereof provided that the Company receives par value for their ARS.  As part of the Right, the Company released UBS from any claims relating to the marketing and sale of ARS.  Although the Company expects to sell its ARS under the Right, if the Right is not exercised before July 2, 2012, the Right will expire and UBS will have no further right or obligation to buy the Company’s ARS.  UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.  The Company valued the Right as a put option asset using a discounted cash flow approach including estimates, based on data available as of September 30, 2009, of interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.  On September 30, 2009, the Company classified the ARS and the ARS Right from UBS as short-term investments due to the offer described above.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

The assumptions used in valuing the ARS and the Right are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

The following table presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended September 30, 2009 (in thousands):

	Asset Backed Securities (2)	Auction Rate Securities	Auction Rate Securities Right	Total (1)
Balance at December 31, 2008	$34,905	$44,079	$7,640	$86,624
Transfers in and/or out of Level 3	-	-	-	-
Purchases, sales, issuances and settlements, net	(8,143)	-	-	(8,143)
Total realized or unrealized gains or (losses)
Included in other comprehensive income	1,280	133	-	1,413
Included in earnings	-	1,950	(1,873)	77
Balance at March 31, 2009	28,042	46,162	5,767	79,971
Transfers in and/or out of Level 3	(20,515)	-	-	(20,515)
Purchases, sales, issuances and settlements, net	(6,514)	-	-	(6,514)
Total realized or unrealized gains or (losses)
Included in other comprehensive income	(947)	124	-	(823)
Included in earnings	(66)	84	(55)	(37)
Balance at June 30, 2009	-	46,370	5,712	52,082
Transfers in and/or out of Level 3	-	-	-	-
Purchases, sales, issuances and settlements, net	-	(3,351)	-	(3,351)
Total realized or unrealized gains or (losses)
Included in other comprehensive income		(12)		(12)
Included in earnings	-	827	(787)	40
Balance at September 30, 2009	$-	$43,834	$4,925	$48,759

The amount of total gains or (losses) for the period
included in earnings attributable to the change
in unrealized gains or losses relating to assets
still held at September 30, 2009	$-	$818	$(787)	$31
_______________
Note:
(1)	Consisting of $42.0 million classified as short-term investments and $6.8 million as long-term investments in the consolidated balance sheet.
(2)
At March 31, 2009, the Company relied on Level 3 inputs to value the ABS securities.  A market approach methodology was used utilizing information such as trade data, two-sided markets, institutional bids, comparable trades, dealer quotes, and data from news media. However, in subsequent quarters, the Company’s broker was able to obtain quoted market prices, in an active and orderly market, on the Company’s ABS.  Accordingly, the securities are classified as Level 1.

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

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)
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

As of September 30, 2009, the Company continued to have a partial valuation allowance against its net deferred tax assets. The Company believes that its deferred tax assets will more likely than not be realized with the exception of certain acquired net operating losses. Valuation allowances have been recorded for this portion of the deferred tax assets as a result of the uncertainties regarding realization of the assets based upon the limitation on the use of the net operation losses in the future.  For the three and nine month period ended September 30, 2009, the Company’s income before income taxes was earned in domestic and foreign jurisdictions.

The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. For the nine month period ended September 30, 2009, the effective income tax rate was 41.8%, compared to 68.8% for the nine month period ended September 30, 2008.  The effective income tax rate for the nine month period ended September 30, 2009 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense, state income taxes, and subpart F income tax which were offset by research and development tax credits, deferred compensation expenses, foreign tax withholding, and foreign tax rates in excess of federal income tax rate. The effective income tax rate for the nine month period ended September 30, 2008 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense and state income taxes which were offset by state research and development tax credits.

9.  GOODWILL AND PURCHASED INTANGIBLES

The Company amortizes purchased intangible assets other than goodwill over their useful lives.  The Company also periodically evaluates if there are any events or indicators that would require an impairment assessment of the carrying value of the goodwill between each annual impairment assessment.  For the nine month period ended September 30, 2009, there were no events or changes to the indicators of goodwill impairment that would require an impairment assessment.  The Company has elected to perform its annual impairment analysis on December 31st of each year.

Intangible assets as of September 30, 2009 and December 31, 2008 consist of the following (in thousands):

		September 30, 2009			December 31, 2008
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Purchased technology	70 months	$43,211	$(36,084)	$7,127	$43,211	$(33,822)	$9,389
Customer base	77 months	26,690	(20,744)	5,946	26,690	(19,922)	6,768
Total intangibles	69 months	$69,901	$(56,828)	$13,073	$69,901	$(53,744)	$16,157

Estimated future amortization expense to be included in cost of revenue and operating expense is as follows (in thousands):

Fiscal Year	Amortization Amount to Cost of Revenue	Amortization Amount to Operating Expense
2009 (fourth quarter)	$755	$273
2010	2,374	1,095
2011	1,382	1,095
2012	1,382	1,008
2013	803	990
Thereafter	431	1,485
Total	$7,127	$5,946

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

10.  RESTRUCTURING CHARGES

2008 Restructuring Plan

During the first quarter of fiscal year 2008, the Company commenced the implementation of a 2008 restructuring plan associated primarily with the relocation of support activities, the closure of facilities in Pune, India, the partial closure of facilities in Sunnyvale, California, and other employee reductions for the purpose of better integration and alignment of Company functions.  The Company recorded $1.0 million, in restructuring expenses related to costs associated with the termination of 21 employees across multiple geographic regions and functions, primarily related to severance, benefits and related costs.  Furthermore, the Company recorded additional restructuring costs of $762,000 in connection with facilities, and property and equipment that was disposed of or removed from service.  As of September 30, 2009, the Company’s restructuring costs had been paid in full.

The following tables set forth an analysis of the components of the 2008 restructuring plan and the payments made as of September 30, 2009 (in thousands):

Facilities Costs
Accrual balance at December 31, 2008	$72
Cash paid	$(72)
Accrual balance at September 30, 2009	$-

11.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space in several U.S. locations including California, Washington, and Arizona. Additional sales and support offices as well as larger research and development facilities in Bangalore, India and Shanghai, China are leased worldwide under leases that expire at various times ranging from 2009 to 2015.

On June 19, 2009, the Company entered into a Lease Agreement (the “Lease Agreement”) to lease approximately 72,000 square feet of rentable space, located at 2001 Logic Drive, San Jose, California, as the new headquarters offices of the Company.  The Lease Agreement commenced on August 16, 2009 and will continue for an initial term that expires on September 30, 2014. The Lease Agreement specifies an initial rent free period. Rent applicable on the first anniversary of the lease commencement date and on each anniversary date thereafter during the initial term will be increased at a rate of 3% per year.  At the end of the initial term of the lease, the Company has the right, at its discretion, to extend the lease for an additional twelve (12) month term at a rent equal to 3% above the rent in effect during the fifth year of the initial term.  The Company has the right to assign the Lease Agreement or sublet all or any portion of the premises subject to a detailed process, including, among other requirements, the prior written consent of the landlord which consent may not unreasonably be withheld or delayed.

Future annual minimum lease payments under all non-cancelable operating leases with an initial or remaining term in excess of one year as of September 30, 2009 are as follows (in thousands):

Year Ending December 31,
2009 (fourth quarter)	$716
2010	3,618
2011	3,630
2012	2,810
2013	2,123
Thereafter	2,020
Total	$14,917

Purchase Commitments

The Company outsources its manufacturing function to third party contract manufacturers, and at September 30, 2009, it had purchase obligations totaling $11.5 million.  Of this amount, $10.8 million cannot be canceled and is payable within one year.  The Company has a contingent liability for any inventory owned by a contract manufacturer that becomes excess and obsolete.  As of September 30, 2009, $14,000 had been accrued for excess and obsolete inventory held by our contract manufacturers.  In addition to the obligation related to inventory, as of September 30, 2009, the Company had, in the normal course of business, $540,000 in non-cancelable purchase commitments.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

Product Warranties

The Company’s standard warranty period for its products is one year and includes repair or replacement obligations for units with product defects.  The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates.  If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required.  However, the Company concluded that no adjustment to pre-existing warranty accruals were necessary in the nine month periods ended September 30, 2009 and 2008.  A reconciliation of the changes to the Company’s warranty accrual as of September 30, 2009 and 2008 is as follows (in thousands):

	2009	2008
Balance at December 31,	$575	$741
Accruals for warranties issued	151	502
Settlements made during the period	(289)	(821)
Balance at September 30,	$437	$422

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

The Company's articles of incorporation limit the liability of directors to the full extent permitted by California law.  In addition, the Company's bylaws provide that the Company will indemnify its directors and officers to the fullest extent permitted by California law, including circumstances in which indemnification is otherwise discretionary under California law.  The Company has entered into indemnification agreements with its directors and officers that may require the Company: to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to obtain directors' and officers' insurance if available on reasonable terms. The Company currently has directors and officers insurance in place.  The Company has not incurred any costs related to these indemnification agreements to date.

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

Legal Proceedings

On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000.  Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s.  All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin.  On April 19, 2002, plaintiffs filed an amended complaint.  The amended complaint alleges claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings.  On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards.  On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the SonicWALL IPO litigation, without prejudice.  On February 19, 2003, the Court denied the motion to dismiss the Company’s claims.  A tentative agreement was reached with plaintiffs’ counsel and the insurers for the settlement and release of claims against the issuer defendants, including SonicWALL, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims.  Papers formalizing the settlement among the plaintiffs,

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

issuer defendants, including SonicWALL, and insurers were presented to the Court on September 14, 2004.  On February 15, 2005, the Court granted preliminary approval of the settlement, subject to the parties fulfilling certain conditions.  On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement.  In December 2006, the Second Circuit Court of Appeals reversed the class certification decision of the District Court in six (6) focus cases.  The Second Circuit Court of Appeals also denied rehearing.  In June 2007, the District Court signed a stipulation terminating the settlement approval process.  In December 2007, plaintiffs filed an opposition to motions to dismiss of the focus case issuers and underwriters.  The focus case issuers and underwriters in turn submitted briefs in opposition to plaintiffs’ motion for class certification.  In March 2008, plaintiffs filed a reply in support of their motion for class certification in the focus cases. During the remainder of calendar year 2008, the parties continued settlement discussions and on April 2, 2009, formal settlement papers were filed with the Court.  On June 9, 2009, the Court, without altering any of the terms of the proposed settlement, issued an order granting preliminary approval of the settlement. On October 5, 2009 the Court issued an order of final approval of the settlement. Under the terms of the settlement, the insurers will pay the full amount of the settlement share allocated to the Company, and the Company will not be required to make any payments. The Company, as well as the officer and director defendants who were previously dismissed from the action without prejudice pursuant to tolling agreements, receive complete dismissals from the case. Subsequent to the court order, several groups of objectors have indicated their intent to appeal once judgments have been entered. These developments will, at a minimum, delay the effective date of the settlement. Under the terms of the settlement, the settlement does not become effective until final judgment in each case is either upheld on appeal or is no longer subject to appeal. If the settlement is overturned on appeal and the litigation against the Company continues, the Company believes it has a meritorious defense and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this matter. As a result, no loss has been accrued in the Company’s financial statements as of September 30, 2009.

On October 8, 2008, Northpeak Wireless, LLC filed a complaint captioned Northpeak Wireless, LLC v. 3Com Corporation, et al, No. CV-08-J-1813-NE, in the United States District Court for the Northern District of Alabama. The complaint names thirty one (31) defendants, including the Company. The complaint alleges that the Company makes, uses, sells, offers to sell, and/or imports products that incorporate and/or utilize direct sequence spread spectrum wireless technology that infringes U.S. Patent No. 4,977,577 (the “577 Patent”) and U.S. Patent No. 5,987,058 (the “058 Patent”) and seeks a judgment that the Company has infringed, actively induced infringement and/or contributorily infringed the 577 Patent and the 058 Patent. The complaint seeks an award of unspecified damages, pre-judgment and post-judgment interest together with costs, expenses and attorneys’ fees. On January 21, 2009, the Court granted the motion made by the defendants, including SonicWALL, to transfer the case to the Northern District of California. On August 28, 2009, the Court granted a stay in this case pending the results of a request for reexamination filed on behalf of certain of the defendants, not including the Company. The Company intends to defend the case vigorously. No estimate can be made at this time of the possible loss or possible range of loss, if any, associated with the resolution of this matter. As a result, no loss has been accrued in the Company’s financial statements as of September 30, 2009.

On May 29, 2009, Enhanced Security Research, LLC filed a complaint captioned Enhanced Security Research LLC v. Cisco Systems, Inc., et al, C.A. No. 09-390 in the United States District Court for the District of Delaware. The complaint names ten (10) defendants, including the Company. The complaint alleges that the Company makes, uses, offers to sell within the United States past, present, and future versions of products and/or methods that use intrusion detection and prevention systems that infringe or contribute to the infringement of  U.S. Patent No. 6,119,236 (the “236 Patent”) and U.S. Patent No. 6,304,975 B1 (the “975 Patent”). The complaint seeks a declaration that the Company has infringed the 236 Patent and the 975 Patent, a permanent injunction against further infringement and contributory infringement, unspecified damages, pre-judgment and post-judgment interest together with costs and attorneys’ fees. The Company intends to defend the case vigorously. No estimate can be made at this time of the possible loss or possible range of loss, if any, associated with the resolution of this matter. As a result, no loss has been accrued in the Company’s financial statements as of September 30, 2009.

On July 9, 2009, Southwest Technology Innovations LLC filed a complaint captioned Southwest Technology Innovations LLC v. St. Bernard Software, Inc., et al, 09-CV-1487-JAH-JMA in the United States District Court for the Southern District of California. The complaint names six (6) defendants, including the Company. The complaint alleges that the Company makes, uses, imports, sells, offers to sell, induces, aids and abets, encourages others or contributes to other use of certain products of the Company that infringe or contribute to the infringement of U.S. Patent No. 6,952,719 (the “719 Patent”) via its update functions that update software and/or firmware. The complaint seeks a judgment that the Company infringes the 719 Patent, unspecified damages, prejudgment interest not less than a reasonable royalty, and such other further relief as the court or jury may deem proper. The Company intends to defend the case vigorously. No estimate can be made at this time of the possible loss or possible range of loss, if any, associated with the resolution of this matter. As a result, no loss has been accrued in the Company’s financial statements as of September 30, 2009.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

On August 28, 2009, Meteora, LLC filed a complaint captioned Meteora, LLC v. Marshal8E6, et al, CV09-6293-PSG (JEMx) in the United States District Court for the Central District of California. The complaint names twenty three (23) defendants, including the Company. The complaint alleges that the Company has been and now is infringing, inducing and/or contributing to others’ infringement of U.S. Patent No. 6,782,510 (the “510 Patent”) literally and/or under the doctrine of equivalents, by making, using, importing, selling, offering to sell word checking products, including, but not limited to, its email security products. The complaint seeks a judgment that the Company infringes, contributed and/or actively induced others’ infringement of the 510 Patent, a preliminary and permanent injunction from further acts of infringement of the 510 Patent, unspecified damages, prejudgment interest and post-judgment interest at the maximum rate allowed by law, attorneys’ fees, enhanced damages pursuant to 35 U.S.C. Section 284, compulsory future royalties, court costs and such other and further relief as the Court deems proper. The Company intends to defend the case vigorously. No estimate can be made at this time of the possible loss or possible range of loss, if any, associated with the resolution of this matter. As a result, no loss has been accrued in the Company’s financial statements as of September 30, 2009.

Additionally, the Company is, from time to time, a party to routine litigation incidental to its business.  The Company believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial statements taken as a whole or its results of operations, financial position, and cash flows.

12.  EMPLOYEE BENEFITS

1999 Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (“ESPP”) is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount.  Each offering period is for one year and consists of two six-month purchase periods.  The purchase price for shares of common stock under the ESPP is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or the last day of each purchase period. At September 30, 2009, 937,126 shares were available for future issuance under the ESPP.

Employee Stock Incentive Plans

As of September 30, 2009, the Company has two stock incentive plans (together the “Equity Incentive Plans”): the shareholder approved 2008 Equity Incentive Plan (the “2008 Plan”) and the Board approved 2008 Inducement Equity Incentive Plan (the “2008 Inducement Plan”). The 2008 Plan was approved by the Company’s shareholders on June 10, 2008.  In connection with the acquisitions of various companies, the Company assumed the share-based awards granted under stock incentive plans of the acquired companies. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations and the other factors disclosed by the Company in its filings under the Securities Exchange Act of 1934, as amended. The Company’s primary stock incentive plans are summarized as follows:

2008 Plan

The 2008 Plan permits the granting of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, and performance shares to employees, consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. As approved by the shareholders on June 10, 2008, the maximum number of shares issuable over the term of the 2008 Plan is 800,000 shares. In addition, shares subject to stock options or similar awards granted under the Company’s expired 1998 Stock Option Plan (the “1998 Plan”) that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1998 Plan that are forfeited to, or repurchased by the Company, up to a maximum of 5,000,000 shares may be added to the 2008 Plan. Stock options granted under the 2008 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than seven years from the grant date. Stock options granted under the 2008 Plan will generally become exercisable either (1) for 25% of the option shares one year from the date of grant and then ratably over the following 36 months or (2) as to 1/48th of the option shares on the one month anniversary of the grant date and on each one-month anniversary thereafter. Subject to the annual per-person limit, shares granted under the 2008 Plan, including applicable vesting schedules, shall be granted as determined by the Board of Directors, or any of its committees administering the 2008 Plan, in its sole discretion.

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

General Share-Based Award Information

Stock Option Awards

The following table summarizes the Company’s stock option activities as of September 30, 2009 under the Equity Incentive Plans:

	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2008	19,558,480	$7.30
Granted	37,200	$3.89
Exercised	(35,800)	$3.75
Canceled	(282,703)	$7.65
Balance at March 31, 2009	19,277,177	$7.37
Granted	27,100	$5.22
Exercised	(22,223)	$5.08
Canceled	(180,062)	$7.73
Balance at June 30, 2009	19,101,992	$7.36
Granted	3,900	$6.26
Exercised	(121,631)	$5.34
Canceled	(55,673)	$7.40
Balance at September 30, 2009	18,928,588	$7.38

The following table summarizes significant ranges of outstanding and exercisable stock options as of September 30, 2009:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value

$ 0.30 – $ 0.45	38	5.8	$0.30	$308	38	$0.30	$308
$ 1.41 – $ 2.12	7,844	0.8	1.41	54,830	7,509	1.41	52,488
$ 2.87 – $ 4.31	2,923,770	3.5	3.44	14,504,302	2,875,370	3.43	14,285,108
$ 4.32 – $ 6.48	2,672,810	4.7	5.65	7,349,093	2,615,782	5.65	7,192,227
$ 6.49 – $ 9.74	12,586,764	7.2	8.10	5,333,228	7,451,679	8.08	3,442,957
$ 9.75 – $14.63	498,752	6.6	10.53	-	346,560	10.61	-
$14.64 – $21.96	118,610	1.7	17.67	-	118,610	17.67	-
$21.97 – $32.96	20,000	0.6	29.75	-	20,000	29.75	-
$32.97 – $49.46	100,000	0.8	45.56	-	100,000	45.56	-
Total	18,928,588	6.2	$7.38	$27,241,760	13,535,548	$7.08	$24,973,088

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $8.40 as of September 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.  The total number of in-the-money options exercisable as of September 30, 2009 was approximately 10.0 million.

Restricted Stock Unit Awards

The Company grants RSUs under the 2008 Plan. Each RSU issued is counted as two shares toward the limit of shares available under the 2008 Plan.  The Company issues new shares of common stock upon the vesting of RSUs.

The following table summarizes the Company’s RSU activities as of September 30, 2009 under the Equity Incentive Plans:

	Restricted Stock Units	Weighted Average Price per Share
Balance at January 1, 2009	-	$-
Granted	52,500	$5.82
Balance at September 30, 2009	52,500	$5.82

Share-Based Awards Available for Grant

A summary of share-based awards available for grant are as follows (in millions):

Share-Based Awards Available for Grant
Balance at December 31, 2008	1,874,478
Options granted	(37,200)
Options canceled/expired	273,729
Balance at March 31, 2009	2,111,007
Options granted	(27,100)
Restricted stock units granted	(105,000)
Options canceled/expired	157,772
Balance at June 30, 2009	2,136,679
Options granted	(3,900)
Options canceled/expired	37,172
Balance at September 30, 2009	2,169,951

Share-Based Compensation Expenses and Valuation

The Company measures and recognizes compensation expenses for all share-based awards made to employees and directors including stock options, stock purchase rights, and restricted stock units.  The following table summarizes employee share-based compensation expenses by function (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of sales	$123	$145	$358	$396
Research and development	666	848	1,941	2,562
Sales and marketing	779	1,023	2,295	2,869
General and administrative	571	784	1,738	2,255
Share-based compensation expense	$2,139	$2,800	$6,332	$8,082

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

The weighted average fair value per share of stock options granted, the intrinsic value of stock options exercised and total fair value of the shares vested are as follows (in thousands except for weighted average fair value per share):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average fair value per share of options granted	$2.36	$2.12	$1.79	$2.69
Total intrinsic value of options exercised	$271	$55	$303	$602
Total fair value of shares vested	$1,694	$2,540	$5,612	$7,634
Cash received from employees upon exercise of stock options and ESPP	$1,338	$1,473	$2,303	$5,306

The weighted average remaining contractual term for options exercisable at September 30, 2009 was 5.4 years.  The Company issues new shares of common stock upon exercise of stock options.  The total compensation cost (gross) related to non-vested awards not yet recognized at September 30, 2009 was $12.7 million, and the weighted-average period over which this amount is expected to be recognized is 2.44 years.

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

The assumptions used to estimate the fair value of stock options granted under the Company’s Option Plans and stock purchase rights granted under the ESPP are as follows:

	Stock Option Plans		ESPP
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected volatility	45% - 58%	41% - 45%	43% to 74%	43%
Risk-free interest rate	1.29% to 1.75%	2% - 3%	0.26% to 1.95%	1.95% - 2.79%
Expected term (in years)	3.68 years	3.48 years	0.49 - 0.99 year	0.49 - 0.58 year
Dividend yield	0%	0%	0%	0%

Pension Plan

The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees.  The Company’s contribution to this plan is discretionary.  The plan provides for a discretionary matching contribution in an amount equal to 50% of the employee contribution up to a maximum of $2,000 annually for each participant.  All employer contributions vest immediately.  Effective April 24, 2009, the discretionary matching contribution made by the Company was discontinued.  The Company has expensed approximately $403,000 and $632,000 for the cost of matching contributions during the nine month periods ended September 30, 2009 and 2008, respectively.

Deferred Compensation Plan

SonicWALL has a deferred compensation plan (“DCP”) to provide specified benefits to, and help retain, a select group of management and highly compensated employees and directors (“Participants”) who contribute materially to the Company’s continued growth, development, and future business success.  Under the DCP, Participants may defer up to 80% of their salary and up to 100% of their annual bonus and commission.  Each Participant’s deferral account is credited with an amount equal to the net investment return of one or more equity or bond funds selected by the Participant.  Amounts in a Participant’s deferral account represent an unsecured claim against the Company’s assets and are paid, pursuant to the Participant’s election, in a lump-sum or in quarterly installments at a specified date during the participant’s employment or upon the Participant’s termination of employment with the Company.  The Company pays for the insurance coverage provided under this plan, but does not make any contributions to this plan.  At September 30, 2009, the trust assets and the corresponding deferred compensation liability were $4.0 million and $3.7 million, respectively, and are included in other current assets and other current liabilities, respectively. In August 2008, the Compensation Committee of our Board approved an amended and restated DCP to comply with the requirements of Section 409A of the Internal Revenue Code.

13.  SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after September 30, 2009 up through November 6, 2009, the date we issued these financial statements. During this period, the Company did not have any material recognizable and nonrecognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements which relate to future events or our future financial performance.   In many cases you can identify forward-looking statements by terminology such as “may”, “will”, “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology.  In addition, forward-looking statements in this document include, but are not limited to, those regarding the dedication of resources to develop new products and services and marketing those products and services to channel partners and customers; the introduction of more service offerings on our platforms as a vehicle to generate additional revenue from our installed base of products; our ability to deliver comprehensive and profitable solutions to our channel partners; the growth opportunity associated with sales through our indirect channel to larger distributed enterprises; weakening economic conditions that could lead to decreases in IT spending that could adversely impact operating results;  the level of comfort of our channel partners in offering our solutions to their customers; the growth of the Network Security, Secure Content Management and Business Continuity markets; the impact of a failure to achieve greater international sales; our  ability to maintain and enhance current product lines, develop new products, maintain technological competitiveness and meet the expanding range of customer requirements;  the market opportunity for license and service revenue growth;  our ability to deliver comprehensive solutions to channel partners, the positive characteristics of our software license and service revenue model on future revenue growth and the predictability of our revenue stream; the impact on revenue of the combination of subscription services sold in conjunction with new product offerings;  expected competition in the Internet security market and our ability to compete in markets in which we participate; impact of service renewal rates on lowering selling and marketing expense; our ability to achieve increased incremental revenue per transaction through success of our software license and service revenue model; the impact of IT spending on demand for our products and services;  the current and likely future impact of share-based compensation expense on reported operating results, anticipated revenue contributions of new products including continuous data protection, email security and SSL-VPN products and related services; the impact of growth in international operations on our exposure to foreign currency fluctuations; the possible impact of uncertainties in the auction rate and asset backed securities markets on the Company’s financial performance; our ability to access funds held as auction rate securities in our investment portfolio; the impact of significant fluctuations in the exchange rate of some foreign currencies in relation to the US Dollar; diverging economic conditions in foreign markets in which we do business;  pricing pressures on our solution based offerings; anticipated higher gross margins associated with our license and service offerings; the probability of realization of all deferred tax assets; assessment of future effective tax rates and the continued need for a partial tax valuation allowance; the potential for product gross margins to erode based upon changes in product mix; downward pressure on product pricing or upward pressure on production costs; the impact of product mix on product gross profits; the impact of the completion of “in sourcing” certain technical support functions on period over period comparisons of cost of license and service revenue and gross margin; the implementation of a second phase of technical support “in sourcing” activity; our ability to maintain investment in current and future product development and enhancement efforts; the introduction of new products and the broadening of existing product offerings; planned investments and expenses in current and future product development; production costs and sales volume comparisons between the NSA and SSL-VPN products and other hardware appliances; the rate of change of general and administrative expenses;  the impact of geopolitical and macro-economic conditions on demand for our offerings; the ability of our contract manufacturers to meet our requirements; the belief that existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months; factors potentially impacting operating cash flows in future periods; and expected fluctuations in days sales outstanding. These statements are only predictions, and they are subject to risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth herein under the heading “Risk Factors”.  References to “we,” “our,” and “us” refer to SonicWALL, Inc. and its subsidiaries.

Overview

SonicWALL provides network security, secure remote access, content security, and business continuity solutions for businesses of all sizes.  Our solutions are typically deployed at the edges of networks.  These networks are often aggregated into broader distributed deployments to support companies that do business in multiple physical locations, interconnect their networks with trading partners, or support a mobile or remote workforce.  Our solutions are sold in over 50 countries worldwide. Our descriptions of regions of the world in which we do business specifically excludes Cuba, Iran, Syria, Sudan and any other country identified by the United States Government as being state sponsors of terrorism and subject to economic sanctions and export controls.

The Company groups revenue into the following primary product categories of similar products:

(1)
Unified Threat Management (“UTM”) including both NSA and TZ products; subscription services such as Comprehensive Gateway Security Suite, Comprehensive Anti-Spam Service, integrated Gateway Anti-Virus, and Intrusion Prevention; software licenses such as our enhanced “SonicOS” operating system, node upgrades, and other services such as extended warranty and service contracts, training, consulting and engineering services.

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

We sell our solutions primarily through distributors and value-added resellers, who in turn sell our products to end-users.  Some of our resellers are carriers or service providers who provide solutions to the end-user customers as managed services. Channel sales accounted for 99% of the total revenue in the three and nine month periods ended September 30, 2009 and 2008, respectively.  Alternative Technology, Tech Data, and Ingram Micro, all of whom are technology product distributors, collectively accounted for approximately 46% and 48% of our total revenue in the three and nine month periods ended September 30, 2009, respectively, compared to approximately 50% and 49%, respectively, in the same periods last year.

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

Market Acceptance

We began offering integrated security appliances in 1997, and since that time we have shipped about 1.5 million revenue units.   Our experience in serving a broad market and our installed base of customers provides us with opportunities to sell our new network security, content security, and business continuity solutions as they become available.  The market acceptance of our current solutions provides our current and prospective channel partners with an increased level of comfort when deciding to offer our new solutions to their customers.

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

Critical Accounting Policies and Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  We believe that the judgments, assumptions and estimates upon which we rely are reasonable based upon information available to us at the time that these judgments, assumptions and estimates are made.  However, any differences between these judgments, assumptions and estimates and actual results could have a material impact on our statement of operations and financial condition.  The current volatility in the financial markets and associated general economic uncertainty increase the risk that such differences may be realized.  The accounting policies that reflect our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (1) revenue recognition; (2) sales returns and other allowances, allowance for doubtful accounts and warranty reserve; (3) valuation of inventory; (4) accounting for income taxes; (5) valuation of long-lived and intangible assets and goodwill; (6) share-based compensation; and (7) fair value of investments.  There have been no material changes to any of our critical accounting policies and critical accounting estimates as disclosed in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated financial data for the periods indicated as percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Product	38.0%	40.2%	35.0%	42.0%
License and service	62.0%	59.8%	65.0%	58.0%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Product	19.5%	19.9%	18.5%	19.8%
License and service	7.4%	9.7%	8.1%	9.4%
Amortization of purchased technology	1.5%	1.4%	1.5%	1.4%
Total cost of revenues	28.4%	31.0%	28.1%	30.6%
Gross profit	71.6%	69.0%	71.9%	69.4%
Operating expenses:
Research and development	18.6%	21.4%	19.2%	20.9%
Sales and marketing	34.2%	36.5%	35.5%	38.9%
General and administrative	8.7%	7.4%	8.6%	8.6%
Amortization of purchased intangible assets	0.5%	0.5%	0.6%	0.5%
Restructuring charges (reversals)	0.0%	(0.2%)	0.0%	1.0%
Total operating expenses	62.0%	65.6%	63.9%	69.9%
Income (loss) from operations	9.6%	3.4%	8.0%	(0.5%)
Interest income and other expense, net	1.1%	2.1%	1.6%	3.2%
Income before income taxes	10.7%	5.5%	9.6%	2.7%
Provision for income taxes	(4.7%)	(4.3%)	(4.0%)	(1.9%)
Net income	6.0%	1.2%	5.6%	0.8%

The following table shows share-based compensation cost before taxes as a percent of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of revenue	0.3%	0.3%	0.2%	0.2%
Research and development	1.3%	1.6%	1.3%	1.6%
Sales and marketing	1.5%	1.9%	1.6%	1.7%
General and administrative	1.1%	1.5%	1.2%	1.4%
Share-based compensation expense	4.2%	5.3%	4.3%	4.9%

Total Revenue

Total revenue by product category (in thousands, except for percentage data)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	% Variance	2009	2008	% Variance

UTM	$39,450	$40,918	(4%)	$112,943	$123,391	(8%)
% of total revenues	78%	77%		77%	75%
SCM	4,670	5,535	(16%)	15,023	17,513	(14%)
% of total revenues	9%	10%		10%	11%
SSL	4,438	4,600	(4%)	12,312	15,539	(21%)
% of total revenues	9%	9%		8%	9%
CDP	2,161	2,225	(3%)	6,150	7,944	(23%)
% of total revenues	4%	4%		5%	5%
Total revenues	$50,719	$53,278	(5%)	$146,428	$164,387	(11%)

The 4% decline in revenue in the UTM product category for the three month period ended September 30, 2009 compared to the corresponding period of 2008 was due to the combination of a 6% decrease in product revenue and a 3% decrease in revenue from software license and subscription services contracts. The decline in product revenue was due to the combination of a 9% decrease in average net revenue per unit, offset by a 3% increase in units sold. The 3% decrease in software license and subscription services revenue was primarily due to declines in software license and anti-virus subscription services revenue, offset by an 11% increase in revenue from our CGSS subscription services. The 16% decline in revenue in the SCM product category for the three month period ended September 30, 2009 compared to the corresponding period of 2008 was due to the combination of a 52% decrease in product revenue and an 11% decrease in revenue from software license and subscription services contracts.  The decline in product revenue was due to a 54% decrease in units sold, offset by a 3% increase in average net revenue per unit. The 4% decline in revenue in the SSL product category for the three month period ended September 30, 2009 compared to the corresponding period of 2008 was due to the combination of a 33% decrease in product revenue and an 8% decrease in subscription services contracts, offset by a 200% increase in software license revenue.  The decrease in product revenue was due to the combination of a 32% decrease in units sold and a 2% decrease in average net revenue per unit. The increase in software license revenue was primarily due to a change that was effected in the fourth quarter of 2008 to the pricing structure of Aventail SSL-VPN solutions that offered end user licenses separately from the base appliances. The 3% decline in revenue in the CDP product category for the three month period ended September 30, 2009 compared to the corresponding period of 2008 was due to an 11% decrease in product revenue, offset by a 7% increase in revenue from software license and subscription services contracts.  The decline in product revenue was due to a 23% decrease in units sold, offset by a 15% increase in average net revenue per unit.

The 8% decline in revenue in the UTM product category for the nine month period ended September 30, 2009 compared to the corresponding period of 2008 was due to the combination of a 19% decrease in product revenue and a 32% decrease in software license revenue, offset by a 3% increase in revenue from subscription services contracts. The decline in product revenue was due to the combination of an 11% decrease in units sold and a 9% decrease in average net revenue per unit. The increase in subscription services contract revenue was primarily due to an 18% increase in revenue from our CGSS subscription services. The 14% decline in revenue in the SCM product category for the nine month period ended September 30, 2009 compared to the corresponding period of 2008 was due to the combination of a 52% decrease in product revenue and a 9% decrease in revenue from software license and subscription services contracts.  The decline in product revenue was due to the combination of a 48% decrease in units sold and an 8% decrease in average net revenue per unit. The 21% decline in revenue in the SSL product category for the nine month period ended September 30, 2009 compared to the corresponding period of 2008 was due to the combination of a 54% decrease in product revenue and a 3% decrease in subscription services contracts, offset by a 95% increase in software license revenue.  The decrease in product revenue was due to the combination of a 29% decrease in units sold and a 36% decrease in average net revenue per unit. The increase in software license revenue was primarily due to a change that was effected in the fourth quarter of 2008 to the pricing structure of Aventail SSL-VPN solutions that offered end user licenses separately from the base appliances. The 23% decline in revenue in the CDP product category for the nine month period ended September 30, 2009 compared to the corresponding period of 2008 was due to a 39% decrease in product revenue, offset by a 3% increase in revenue from software license and subscription services contracts.  The decline in product revenue was primarily due to a 41% decrease in units sold.

Total Revenue by Geographic Area (in thousands, except for percentage data)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	% Variance	2009	2008	% Variance

Americas	$35,701	$37,540	(5%)	$103,170	$113,001	(9%)
% of total revenues	70%	70%		70%	69%
EMEA	9,943	10,031	(1%)	28,735	33,787	(15%)
% of total revenues	20%	19%		20%	21%
APAC	5,075	5,707	(11%)	14,523	17,599	(17%)
% of total revenues	10%	11%		10%	11%
Total revenues	$50,719	$53,278	(5%)	$146,428	$164,387	(11%)

Revenue in the Americas included sales from regions outside the United States and Canada of $1.1 million and $1.6 million for the three month periods ended September 30, 2009 and 2008, respectively.  The decline in revenue in the Americas for the three month period ended September 30, 2009 compared to the corresponding period of 2008 was primarily due to decreases in the units sold in the SSL and CDP product categories, average net revenue per unit in the UTM product category and sales of software license and subscription services contracts, offset by an increase in units sold in the UTM product category.  The decline in revenue in EMEA for the three month period ended September 30, 2009 compared to the corresponding period of 2008 was primarily due to a decrease in the units sold in the UTM product category, offset by the combination of increases in average net revenue per unit in the UTM product category and sales of software license and subscription services contracts.  The decline in revenue in APAC for the three month period ended September 30, 2009 compared to the corresponding period of 2008 was primarily due to the combination of decreases in the units sold in the SSL product category, average net revenue per unit in the UTM product category and sales of software license and subscription services contracts, offset by an increase in units sold in the UTM product category.

Revenue in the Americas included sales from regions outside the United States and Canada of $3.0 million and $4.6 million for the nine month periods ended September 30, 2009 and 2008, respectively. The decline in revenue in the Americas for the nine month period ended September 30, 2009 compared to the corresponding period of 2008 was primarily due to decreases in the units sold in all product categories, average net revenue per unit in the UTM and SSL product categories and sales of software license and subscription services contracts.  The decline in revenue in EMEA for the nine month period ended September 30, 2009 compared to the corresponding period of 2008 was primarily due to the combination of decreases in the units sold in all product categories and average net revenue per unit in the UTM, SSL and CDP product categories, offset by increased sales of software licenses and subscription services contracts.  The decline in revenue in APAC for the nine month period ended September 30, 2009 compared to the corresponding period of 2008 was primarily due to the combination of decreases in the units sold in the UTM and SSL product categories and average net revenue per unit in the UTM, SCM and SSL product categories, offset by the combination of increases in the units sold in the SCM product category and sales of software licenses and subscription services contracts.

Product and License and Service revenue (in thousands, except for percentage data)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	% Variance	2009	2008	% Variance

Product	$19,248	$21,439	(10%)	$51,219	$68,989	(26%)
% of total revenues	38%	40%		35%	42%
License and service	31,471	31,839	(1%)	95,209	95,398	(0%)
% of total revenues	62%	60%		65%	58%
Total revenues	$50,719	$53,278	(5%)	$146,428	$164,387	(11%)

Product Revenue

We shipped approximately 45,000 revenue units in the three month periods ended September 30, 2009 and 2008. The decrease in product revenue for the quarter ended September 30, 2009 compared to the corresponding quarter in 2008 was primarily due to the combination of decreases in units sold in the SCM, SSL and CDP product categories and average net revenue per unit in the UTM product category, offset by an increase in units sold in the UTM product category.

We shipped approximately 122,000 and 140,000 revenue units in the nine month periods ended September 30, 2009 and 2008, respectively. The decrease in product revenue for the nine months ended September 30, 2009 compared to the corresponding period in 2008 was primarily due to the combination of decreases in units sold in all product categories and average net revenue per unit in the UTM and SSL product categories.

License and Service Revenue

The decline in license and service revenue for the quarter ended September 30, 2009 compared to the corresponding quarter in 2008 was primarily due to (1) a decrease in sales of software licenses associated with our UTM solutions; and (2) a decrease in sales of subscription services associated with our SCM solutions.  These decreases were offset by an increase in sales of software licenses associated with our SSL solutions.

Licenses and service revenue for the nine months ended September 30, 2009, compared to the corresponding period in 2008 were neutral.  Significant changes in the individual product solutions consisted of decreases in (1) sales of software licenses associated with our UTM solutions and (2) sales of our subscription services contracts associated with our SCM solutions.  These decreases were offset by (1) an increase in sales of software licenses of our SSL solutions and (2) an increase in sales of our UTM subscription services contracts.

Cost of Revenue and Gross Profit

The following table shows the cost of revenue for product and license and services (in thousands, except for percentage data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	% Variance	2009	2008	% Variance
Product	$9,916	$10,627	(7%)	$27,121	$32,478	(16%)
License and service	3,733	5,150	(28%)	11,778	15,414	(24%)
Amortization of purchased technology	754	754	0%	2,262	2,262	0%
Total cost of revenues	$14,403	$16,531	(13%)	$41,161	$50,154	(18%)

Note — Effect of amortization of purchased technology has been excluded from product and license and service gross profit discussions below.

The following table shows the gross profit for product and the gross profit for license and service (in thousands, except for percentage data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Gross Profit Amount		Gross Profit		Gross Profit Amount		Gross Profit
	2009	2008	2009	2008	2009	2008	2009	2008
Product	$9,332	$10,812	48%	50%	$24,098	$36,511	47%	53%
License and service	27,738	26,689	88%	84%	83,431	79,984	88%	84%
Amortization of purchased technology	(754)	(754)	n/a	n/a	(2,262)	(2,262)	n/a	n/a
Total gross profit	$36,316	$36,747	72%	69%	$105,267	$114,233	72%	69%

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

In the three month period ended September 30, 2009 compared to the corresponding period of 2008, the cost of product revenue decreased in all four product categories.  The 7% decline was primarily due to the combination of a 54% decrease in units sold from the SCM product category, a 32% decrease in units sold from the SSL product category and a 6% decrease in the average production cost per unit in the UTM product category, offset by a 3% increase in units sold from the UTM product category. In the three month period ended September 30, 2009, cost of product revenue per unit decreased by approximately 7% and the number of units shipped was neutral, in comparison to the same period last year.

In the nine month period ended September 30, 2009 compared to the corresponding period of 2008, the cost of product revenue decreased in all four product categories.  The 16% decline was primarily due to the combination of an 11% decrease in units sold from the UTM product category, a 48% decrease in units sold from the SCM product category, a 29% decrease in units sold from the SSL product category and a 41% decrease in units sold from the CDP product category. In the nine month period ended September 30, 2009, cost of product revenue per unit decreased by approximately 4% and the number of units shipped decreased by approximately 13%, in comparison to the same period last year.

Gross profit from product sales decreased in all four categories and gross profit percentage from product sales decreased in the UTM, SSL and CDP product categories in the three month period ended September 30, 2009 compared to the same period in 2008.  In the UTM product category, the 8% decline in gross profit was due to an 8% decrease in average net revenue per unit, offset by the combination of a 6% decrease in production costs per unit and a 3% increase in units sold.  In the SCM product category, the 49% decline in gross profit was primarily due to a 54% decrease in units sold.  In the SSL product category, the 37% decline in gross profit was primarily due to a 32% decrease in units sold.  In the CDP product category, the 14% decline in gross profit was due to the combination of a 21% increase in production costs per unit and a 23% decline in units sold, offset by a 15% increase in average net revenue per unit.

Gross profit and gross profit percentage from product sales in all four product categories decreased in the nine month period ended September 30, 2009 compared to the same period in 2008. In the UTM product category, the 25% decline in gross profit was due to the combination of a 9% decrease in average net revenue per unit and an 11% decrease in units sold, offset by a 1% decrease in production costs per unit.  In the SCM product category, the 63% decline in gross profit was primarily due to an 8% decrease in average net revenue per unit and a 48% decrease in units sold.  In the SSL product category, the 61% decline in gross profit was due to the combination of a 36% decrease in average net revenue per unit and a 29% decrease in units sold, offset by a 10% decrease in production costs per unit.  In the CDP product category, the 46% decline in gross profit was due to the combination of a 20% increase in production costs per unit and a 41% decrease in units sold, offset by a 4% increase in average net revenue per unit.

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

Gross profit from license and service increased in the UTM, SSL and CDP product categories and gross profit percentage from product sales increased in all product categories in the three month period ended September 30, 2009 compared to the same period in 2008.  The increase was primarily due to decreased costs. Cost of license and service revenue decreased by 28% in the three month period ended September 30, 2009 as compared to the same period last year.  This decrease was primarily due to decreased technical support costs.  In 2007, the Company started a process to “in-source” a portion of our technical support delivery to centers located in the United States and India.  That phase of the “in-sourcing” process was completed in mid 2008 and has resulted in a decline in our technical support costs for the three month period ended September 30, 2009 in comparison to the same period last year. The Company plans to complete the implementation of a second phase of technical support “in sourcing” activity in other regions in the fourth quarter of 2009.

Gross profit from license and service increased in the UTM, SSL and CDP product categories and gross profit percentage from product sales increased in all product categories in the nine month period ended September 30, 2009 compared to the same period in 2008.  The increase was primarily due to decreased costs. Cost of license and service revenue decreased by 24% in the nine month period ended September 30, 2009 as compared to the same period last year.  This decrease was primarily due to decreased technical support costs.  In 2007, the Company started a process to “in-source” a portion of our technical support delivery to centers located in the United States and India.  That process was completed in mid 2008 and has resulted in a decline in our technical support costs for the nine month period ended September 30, 2009 in comparison to the same period last year. The Company plans to complete the implementation of a second phase of technical support “in-sourcing” activity in other regions in the fourth quarter of 2009.

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

Future amortization to be included in cost of revenue based on current balance of purchased technology, absent any additional investment, is as follows (in thousands):

Fiscal Year	Cost of Revenue
2009 (fourth quarter)	$755
2010	2,374
2011	1,382
2012	1,382
2013	803
Thereafter	431
Total	$7,127

Our gross profit has been and will continue to be affected by a variety of factors, including competition, the mix of products and services, new product introductions and enhancements, fluctuations in manufacturing volumes, the cost of components and manufacturing labor.

Operating Expenses

Research and Development

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands, except percentage data)	2009	2008	% Variance	2009	2008	% Variance
Expense	$9,416	$11,411	(17%)	$28,153	$34,368	(18%)
% of total revenues	19%	21%		19%	21%

Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment, and supplies associated with enhancing existing products and developing new products.

For the three month period ended September 30, 2009, the decrease in research and development costs in comparison to the same period last year was primarily due to (1) lower share-based compensation expenses related to employee stock options and rights granted under the Employee Stock Purchase Program (“ESPP”) of $182,000; (2) decreased salary, variable compensation and benefit expenses of $540,000; (3) decreased contract labor costs of $290,000; (4) decreased travel related expenses of $112,000; (5) decreased prototype expenses for product development of $271,000; and (6) decreased facility related costs of $656,000.

For the nine month period ended September 30, 2009, the decrease in research and development costs in comparison to the same period last year was primarily due to (1) lower share-based compensation expenses related to employee stock options and rights granted under the ESPP of $620,000; (2) decreased salary, variable compensation and benefit expenses of $2.7 million; (3) decreased recruitment expenses by $135,000; (4) decreased contract labor costs of $706,000; (5) decreased travel related expenses of $408,000; (6) decreased contract service and prototype expenses for product development by $769,000; and (7) decreased facility related costs of $872,000.

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

Sales and Marketing

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands, except percentage data)	2009	2008	% Variance	2009	2008	% Variance
Expense	$17,357	$19,472	(11%)	$51,998	$63,954	(19%)
% of total revenues	34%	37%		36%	39%

Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identity, costs related to customer support, travel, tradeshows, promotional and advertising costs, and related facilities costs.

For the three month period ended September 30, 2009, the decrease in sales and marketing expenses compared to the same period last year was primarily due to (1) lower share-based compensation expenses related to employee stock options and rights granted under the ESPP of $245,000; (2) decreased personnel costs of approximately $420,000 associated with reduced salary and variable compensation expenses; (3) decreased travel related costs of $438,000; (4) decreased promotion, channel program and meeting expenses of approximately $674,000; and (5) decreased facility related costs of $293,000.

For the nine month period ended September 30, 2009, the decrease in sales and marketing expenses compared to the same period last year was primarily due to (1) lower share-based compensation expenses related to employee stock options and rights granted under the ESPP of $575,000; (2) decreased personnel costs of approximately $5.5 million associated with reduced salary and variable compensation expenses; (3) decreased travel related costs of $1.5 million; (4) decreased promotion, channel program and meeting expenses of approximately $3.5 million; (5) decreased office and product management expenses of approximately $259,000; and (6) decreased facility related costs of $650,000.

General and Administrative

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands, except percentage data)	2009	2008	% Variance	2009	2008	% Variance
Expense	$4,406	$3,957	11%	$12,588	$14,135	(11%)
% of total revenues	9%	7%		9%	9%

General and administrative expenses consist primarily of personnel costs, business insurance, corporate governance costs, professional fees, travel expenses, and related facilities costs.

The increase for the three month period ended September 30, 2009 compared to the same period last year was primarily related to an increase in personnel costs of approximately $633,000 primarily due to variable compensation program accruals, offset by lower share-based compensation expenses related to employee stock options and rights granted under the ESPP of $213,000.

The decrease for the nine month period ended September 30, 2009 compared to the same period last year was primarily related to (1) lower share-based compensation expenses related to employee stock options and rights granted under the ESPP of $517,000; (2) a decrease in personnel costs of approximately $219,000; (3) a decrease of $546,000 in professional service fees; (4) and a decrease in bad debt expenses of approximately $186,000.

Amortization of Purchased Intangibles

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands, except percentage data)	2009	2008	% Variance	2009	2008	% Variance
Expense	$274	$274	0%	$822	$840	(2%)
% of total revenues	1%	1%		1%	1%

Amortization of purchased intangibles included in operating expenses represents the amortization of assets arising from contractual or other legal rights acquired in business combinations and excludes amortization of acquired developed technology which is included in cost of revenue.  Purchased intangible assets are being amortized over their estimated useful lives of three to eight years.

The decrease in amortization expense in the nine month period ended September 30, 2009 compared to the same period last year was primarily due to the completion of the amortization of the finite-lived intangibles related to the acquisition of MailFrontier of approximately $19,000.

Future amortization to be included in operating expense based on the current balance of purchased intangibles absent any additional investment is as follows (in thousands):

Fiscal Year	Operating Expense
2009 (fourth quarter)	$273
2010	1,095
2011	1,095
2012	1,008
2013	990
Thereafter	1,485
Total	$5,946

Restructuring Charges

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands, except percentage data)	2009	2008	% Variance	2009	2008	% Variance
Expense	$-	$(87)	(100%)	$-	$1,683	(100%)
% of total revenues	0%	0%		0%	1%

During the first quarter of fiscal year 2008, the Company commenced the implementation of a 2008 restructuring plan associated primarily with the relocation of support activities, the closure of facilities in Pune, India and a portion of certain facilities in Sunnyvale, California, and other employee reductions for the purpose of better integration and alignment of Company functions.  The Company recorded approximately $1.0 million in restructuring expenses related to costs associated with the termination of 21 employees across multiple geographic regions and functions, primarily related to severance, benefits and related costs.  Furthermore, the Company recorded additional restructuring costs of $0.8 million in connection with facilities and property and equipment that was disposed of or removed from service.  As of September 30, 2009, the Company’s restructuring costs had been paid in full.

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

For the three month periods ended September 30, 2009 and 2008, interest income and other expense, net was $0.6 million and $1.1 million, respectively. The decrease was caused by a combination of a lower overall balance in our investment portfolio and a reduction in available investment yields, offset by unrealized gains on trading securities, deferred compensation expenses, and foreign currency gains.

For the nine month periods ended September 30, 2009 and 2008, interest income and other expense, net was $2.4 million and $5.3 million, respectively. The decrease was caused by a combination of a lower overall balance in our investment portfolio and a reduction in available investment yields, offset by unrealized gains on trading securities, deferred compensation expenses, and foreign currency gains.

Provision for Income Taxes

The provision for income taxes in the three month periods ended September 30, 2009 and 2008 was $2.4 million and $2.3 million, respectively, and $5.9 million and $3.2 million for the nine month periods ended September 30, 2009 and 2008.  As of September 30, 2009, the Company continued to have a partial valuation allowance against its net deferred tax assets. The Company believes that its deferred tax assets will more likely than not be realized with the exception of certain acquired net operating losses. Valuation allowances have been recorded for this portion of the deferred tax assets as a result of the uncertainties regarding realization of the assets based upon the limitation on the use of the net operating losses in the future.

The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. For the nine month period ended September 30, 2009, the effective income tax rate was 41.8%, compared to 68.8% for the nine month period ended September 30, 2008.  The effective income tax rate for the nine month period ended September 30, 2009 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense, state income taxes, and subpart F income tax which were offset by research and development tax credits, deferred compensation expenses, foreign tax withholding, and foreign tax rates in excess of federal income tax rate. The effective income tax rate for the nine month period ended September 30, 2008 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense and state income taxes which were offset by state research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

We ended September 30, 2009 with $187.7 million in cash, cash equivalents, and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, an increase of $82.2 million as compared to fiscal 2008 year end.  $43.8 million of the increase resulted from the reclassification of ARS from long-term investments to short-term investments in the second quarter of 2009.

Prior to the second quarter of 2009, the Company determined the fair value of our ABS using Level 3 inputs, whereby a market approach methodology was used utilizing information such as trade data, two-sided markets, institutional bids, comparable trades, dealer quotes, and data from news media. Beginning in the second quarter of 2009, the Company determined the fair value of its ABS using Level 1 inputs.  The Company’s broker was able to obtain quoted market prices, in an active and orderly market, on the Company’s ABS.  The change in the methodology did not result in a material difference in fair value.

Our primary source of cash is receipts from product, license, and service revenue.  The primary uses of cash are payments for the production of our products, payroll (salaries and related benefits), acquisition related activities, general operating expenses (marketing, travel, office rent), and the repurchase of shares of common stock under our share repurchase program.

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2009 totaled $30.8 million. Cash provided by operating activities was the result of the net income adjusted by non-cash items such as share-based compensation expense of $6.3 million, depreciation and amortization expense of $6.8 million, and changes in our operating assets and liabilities of $9.6 million.  The main drivers of the changes in operating assets and liabilities are as follows:

▪
Accounts receivable increased due to the timing of collections.  Our DSO in accounts receivable was 38 days at September 30, 2009 compared to 34 days at December 31, 2008.  The increase in DSO was primarily due to an increase net account receivables and the timing of shipments and billings.  Collection of accounts receivable and related DSO will continue to fluctuate in future periods due to the timing and amount of our future shipments and billings, the payment terms that we extend to our customers, and the effectiveness of our collection efforts.

▪	The decrease in inventories was primarily related to a reduction in inventory in transit related to a change in terms on purchased inventory from FOB shipping point to FOB destination in 2009.

▪
The increase in prepaid expenses and other current assets was primarily due to (1) an increase in the amount of deferred cost of goods sold associated with products shipped on deferred revenue arrangements; (2) an increase in payments made for royalty contracts; (3) an increase in prepaid insurance, maintenance and service agreements; and (4) an increase in deferred compensation assets due to participant contributions.

▪	The decrease in accounts payable was primarily due to (1) a decrease in inventory in transit; (2) a reduction of operating expenses; and (3) the timing of payments to our vendors.

▪
The increase in accrued payroll and related benefits was primarily attributed to an increase in the number of days accrued for payroll, bonus and commission accruals, and related payroll taxes. This increase was partially offset by (1) a decrease of 401K contribution withheld; (2) a decrease in ESPP withholdings due to the scheduled ESPP purchase on August 31, 2009; and (3) a decrease in accrued PTO due to changes in PTO policies in 2009.

▪
The decrease in other accrued liabilities is primarily due to (1) the final payment of the remaining escrow amount related to the acquisition of Aventail; (2) a decrease in accrued travel due to lower travel expenses in 2009; (3) a decrease in accrued royalties due to the timing of invoicing from vendors and payments. These increases were partially offset by an increase in federal income taxes payable.

▪	Deferred revenue increased due to increased sales of subscription services as well as an increase related to shipments to distributors whereby revenue is recognized on a sell-through basis.

Cash provided by operating activities for the nine months ended September 30, 2008 totaled $13.9 million. Cash provided by operating activities was the result of the net income adjusted by non-cash items such as share-based compensation expense and excess tax benefits of $6.1 million, depreciation and amortization expense of $6.6 million, and changes in our operating assets and liabilities of ($0.2) million.  The main drivers of the changes in operating assets and liabilities are as follows:

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

Investing Activities

Net cash provided by investing activities for the nine month period ended September 30, 2009 was $20.8 million, principally as a result of (1) the net sale and maturity of $19.8 million of investments and (2) change in restricted cash in escrow of $5.1 million, offset by the purchase of $4.0 million in property and equipment.

Net cash provided by investing activities for the nine month period ended September 30, 2008 was $63.6 million, principally as a result of (1) the net sale and maturity of $66.1 million of investments and (2) change in restricted cash in escrow of $1.4 million, offset by the purchase of $3.8 million in property and equipment.

Financing Activities

Net cash provided by financing activities for the nine month period ended September 30, 2009 was $2.3 million provided by common stock issuances through option exercises and purchase of shares under the ESPP.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

We do not have any debt, long-term obligations or long-term capital commitments. The following summarizes our principal contractual commitments as of September 30, 2009 (in thousands):

		Payments Due by Period
		Less Than	1 to 3	3 to 5
Contractual Obligations	Total	One Year	Years	Years	Thereafter
Operating lease obligations	$14,917	$3,414	$6,680	$4,268	$555
Non-cancelable purchase obligations	$11,367	$11,367	$-	$-	$-

We outsource our manufacturing operations to third party contract manufacturers, and at September 30, 2009, we had purchase obligations totaling $11.5 million. Of this amount, $10.8 million cannot be cancelled and is payable within one year. We have a contingent liability for any inventory owned by a contract manufacturer that becomes excess and obsolete.  At September 30, 2009, $14,000 had been accrued for excess and obsolete inventory held by our contract manufacturers.  In addition to the obligations related to inventory, at September 30, 2009, we had, in the normal course of business, $540,000 in non-cancelable purchase commitments.

Recent Accounting Pronouncements

The information contained in Note 4 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q is hereby incorporated by reference into this Part I, Item 2.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investment portfolio.  We classified our investments as available-for-sale except the ARS held by one of our investment firms.  Refer to Note 6 to the Consolidated Financial Statements of SonicWALL’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 6, 2009 for further detailed discussion.  The available-for-sale investments are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.  As of September 30, 2009, our cash, cash equivalents and investment portfolio included money-markets securities, corporate bonds, municipal bonds, auction rate securities, asset backed securities, and commercial papers which are generally subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates change prior to maturity. A hypothetical 100 basis point change in the floating interest rates applicable to the September 30, 2009 balance would result in a change in annual interest income of approximately $2.0 million.

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

Our investment policy states that we are adverse to principal loss and further the goal of preservation of our invested funds by limiting default and market risk.  We mitigate default risk by investing in only investment-grade instruments.  As of September 30, 2009, we do not have any derivative financial instruments in our investment portfolio.

At September 30, 2009, included within our investment portfolio are $52.0 million of investments in ARS and $22.7 million of ABS. Refer to Note 6, “Financial Instruments” in Part 1 Item 1 and information under the heading “Financial Market Risk” in Part 1 Item 3, respectively, of this report for additional information.

Foreign Currency Risk

We consider our exposure to foreign currency exchange rate fluctuations in general to be moderate.  We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars.  For the nine month period ended September 30, 2009, we earned approximately 32% of our revenue from international markets.  We may, in the future, denominate these transactions in various local currencies.  Because our sales are currently denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency.  A weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies.  As our base of international operations expands, a greater percentage of our employee base will be paid in local currency and our cash balances denominated in local currency will increase in those countries. This expansion increases our exposure to market currencies, which can have extreme currency volatility.  As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets in which we do business.  We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.

Financial Market Risk

Included within our investment portfolio at September 30, 2009 were ARS that we purchased for $52.0 million whose underlying assets are primarily student loans which are substantially backed by the federal government and ABS that were purchased for $22.7 million whose underlying assets are all prime mortgages of which approximately 43% are backed by the federal government.  Beginning in February 2008, auctions for certain of the ARS failed due to insufficient bids from buyers.  In 2008, we accepted an offer from one of our investment banks under which the bank would purchase 100% of the ARS, which represents over 80% of the ARS in our investment portfolio, at par anytime during a two-year period beginning June 30, 2010.  In the event the liquidity of our investment bank is adversely impacted by the current uncertainties in the financial market, they may be unable to pay us when their payment option comes due.  We may not be able to generate liquidity from these funds until our investment bank is able to pay us the offered amount, future auctions for the ARS in our portfolio are successful or until we sell the securities in a secondary market which currently is very volatile and has experienced discount rates of up to 25% for similar investments.  On September 30, 2009, the Company classified $42.0 million ARS from one investment firm as current investment due to the offer described above. The remaining $10 million ARS from another investment firm and non-government backed ABS investments currently lack short term liquidity and therefore remain classified as non-current on our September 30, 2009 balance sheet.  We will continue to evaluate any changes in the market for ARS and ABS.  Depending upon future market conditions, we may be required to record an other-than-temporary decline in market value.  In such an event, the Company’s financial condition and reported earnings could be negatively affected.

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

Changes in Internal Control over Financial Reporting

During the three month period ended September 30, 2009, there have not been any changes in our  internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Number	Description

10.1	Distribution Agreement dated April 18, 2002 between Registrant and Alternative Technology, Inc.

10.2	Amendment to Distribution Agreement dated October 6, 2006 between Registrant and Alternative Technology, Inc.

10.3	Second Amendment to Lease dated June 19, 2009 between Registrant, as Tenant, and Xilinx, Inc.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a)-, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California.

SONICWALL, INC.

By:                                   /s/ Robert D. Selvi
Robert D. Selvi
Chief Financial Officer

Dated: November 6, 2009

INDEX TO EXHIBITS

Number	Description

10.1	Distribution Agreement dated April 18, 2002 between Registrant and Alternative Technology, Inc.

10.2	Amendment to Distribution Agreement dated October 6, 2006 between Registrant and Alternative Technology, Inc.

10.3	Second Amendment to Lease dated June 19, 2009 between Registrant, as Tenant, and Xilinx, Inc.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a)-, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.