Form 10-K
period 2009-12-31
SONICWALL INC
filed 2010-03-05
CIK 1093885

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 000-27723

SonicWALL, Inc.
(Exact name of registrant as specified in its charter)

California	77-0270079
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2001 Logic Drive
San Jose, CA 95124
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the NASDAQ Global Market on that date) was approximately $225,880,586.  Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2010, there were 54,577,511 shares of the Registrant’s Common Stock outstanding.  This is the only outstanding class of common stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement for its 2009 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

The Consolidated Financial Statements of SonicWALL, Inc. as of and for the fiscal years ended December 31, 2008 and 2007, and related financial information, have been restated to correct errors in the accounting for deferred tax assets related to unrealized gains and losses on available-for-sale securities as discussed in Note 5 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. As the net unrealized losses from available-for-sale securities are recognized through Other Comprehensive Income, the impacts of these errors do not affect tax expense and are recorded in Other Comprehensive Income. Consequently, the Company has restated the Consolidated Balance Sheet as of December 31, 2008 and the Consolidated Statement of Shareholder’s Equity for the years ended December 31, 2008 and December 31, 2007.  The errors have no effect on the previously reported Consolidated Statements of Operations or Consolidated Statements of Cash Flows.  Restated balances have been identified where appropriate.

We are filing this comprehensive Annual Report on Form 10-K for the fiscal year ended December 31, 2009 with expanded financial and other disclosures in lieu of filing a separate amended Annual Report on Form 10-K/A for the fiscal years ended December 31, 2008 and 2007. This comprehensive report is being filed to facilitate the dissemination of current financial and other information to investors. The Company does not intend to file a separate amended Annual Report on Form 10-K/A for the fiscal years ended December 31, 2008 and 2007 to reflect restated financial information. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual report on Form 10-K, and the financial statements and related financial information contained in those previously filed reports should no longer be relied upon.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the 1934 Act.  We intend that the forward-looking statements be covered by the safe harbor provisions for forward-looking statements in these sections.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” or “continue,” the negative of such terms or other comparable terminology.  These statements are only predictions, reflecting our expectations for future events or our future financial performance.  Actual events or results may differ materially.  In evaluating these statements you should specifically consider various factors, including the risks outlined under “Risk Factors.”  These factors may cause our actual results to differ materially from any forward-looking statement.

We cannot guarantee future results, levels of activity, performance, or achievements.  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report.

PART I

ITEM 1.  Business

Overview

SonicWALL designs, develops, manufactures, and sells network security, content security, and business continuity solutions for businesses of all sizes.  Our products are designed to provide secure Internet access to both wired and wireless broadband customers, enable secure Internet-based connectivity for distributed organizations, inspect  the content entering and leaving our customers’ networks, protect organizations against inbound and outbound email threats, and provide business continuity in the case of data or connectivity loss.  We believe our security appliances and software provide high-performance, robust, reliable, easy-to-use, and affordable security solutions for our customers.  Additionally, our Internet security products are designed to make our customers more productive and more mobile, while still maintaining a high level of security.  As of December 31, 2009, we have sold more than 1.5 million of our Internet security appliance platforms worldwide.  We also sell value-added services for our security appliances, including content filtering, anti-spam protection, client anti-virus protection, integrated gateway anti-virus, anti-spyware, email protection, offsite data backup, and intrusion prevention on a subscription basis and license software packages such as our Global Management System (“GMS”), our Global Virtual Private Networks (“VPN”) Client, and our email security licenses.  Our GMS solutions enable distributed enterprises and service providers to manage and monitor a large number of SonicWALL Internet security appliances and deploy our security software and services from a central location thereby reducing staffing requirements, increasing the speed of deployment and lowering costs.  Our Global VPN Client provides mobile users with a simple, easy-to-use solution for securely accessing the network.

Our products and services are sold, and software licensed, through a two tiered distribution model: first to distributors and then to resellers, who provide solutions using our products, services, and software to end-user customers.

SonicWALL, Inc. was incorporated in California in 1991 as Sonic Systems.  The company name was changed to SonicWALL, Inc. in August 1999.  References in this report to “we,” “our,” “us,” and “the Company” refer to SonicWALL, Inc.  Our principal executive offices are located at 2001 Logic Drive, San Jose, California 95124, and our telephone number is (408) 745-9600.

Industry Background

Businesses access the Internet for a wide variety of uses including communications, information gathering, and commerce.  Businesses and enterprises of all sizes have accepted the Internet as a critical yet affordable means of achieving global reach and brand awareness, allowing access and shared information among a large number of geographically dispersed employees, customers, suppliers, and business partners.  The Internet has become a particularly attractive solution for small and medium size businesses due to its cost effectiveness and ease-of-use.  Larger enterprises also connect their internal networks to the Internet allowing for greater and quicker communications and expanded operations.  Many of today’s larger enterprises also have branch offices, mobile workers, and telecommuters who connect electronically through the Internet to the corporate office and each other.  The Internet has also become a vital tool of information access and communication for schools, libraries, government agencies, and other institutions.

Table of Content

Increasing Use of Broadband Access Technologies

The connection speed by which individuals, businesses and enterprises of all sizes connect to the Internet is increasing.  Small to medium enterprises, branch offices, and consumers are benefiting from increasingly faster and always connected internet connections such as digital subscriber lines (“DSL”) and cable Internet access.  Larger enterprises are moving from T1 connectivity to T3 connectivity and in some cases to OC-3 or Ethernet connectivity.  These “broadband” connections allow for substantially faster Internet access among many simultaneous users.  Additionally, as Internet access speeds increase, both network bandwidth and network traffic speeds have significantly increased, further reflecting the ubiquity and the importance of the Internet to business operations.

Importance of Data Security

We believe Internet security is essential for businesses and enterprises due to the large amount of confidential information transmitted or accessible over the Internet.  Broadband technologies, including DSL and cable, are always connected to the Internet.  This constant connectivity increases the risk that confidential information, information controlled by privacy regulations, and other sensitive business information might be compromised by computer hackers, identity thieves, disgruntled employees, contractors, or competitors.  In addition, business or enterprise data and networks become increasingly vulnerable to security threats and sophisticated attacks as the number of connections to the Internet and the volume of confidential information accessible through the Internet increases.  Breaches of network security are costly to a business, both financially and as a source of lost productivity resulting from network and computer downtime.

The productivity gains of network use are also threatened by large volumes of unsolicited email (“spam”), which can overload mail servers and applications as well as consuming employee time.  Additionally, some types of unsolicited e-mail are conduits for network attacks, or attempt to deceive the recipient into disclosing confidential information.

As networks and the data carried on them become more essential to the conduct of business, the financial risk associated with data loss also increases.  Network security breaches can cause data loss, as can cause disk drive failures and accidental or intentional deletion of critical files.

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

We believe solutions that integrate hardware, software, and service elements overcome many of the shortcomings of solutions based upon software alone.  Software based security solutions can be difficult to install and manage, often requiring dedicated and highly skilled in-house information technology (“IT”) personnel.  Additionally, software only security solutions can also be difficult to integrate within networks, often requiring installation of dedicated server equipment and the use of complex load balancing switches to provide reliable, high-speed performance.  Our integrated solution approach can overcome many of these limitations by integrating multiple security and productivity functions into easy-to-deploy devices that are interoperable with many industry standards.  These integrated solutions can remain current through automatic update services.

The Advent of Secure Virtual Private Networks

Large and small enterprises utilize VPNs in the place of more costly private, dedicated networks or leased lines.  VPNs allow for two or more individual networks to be linked creating one large private network.  The private network is “virtual” because it leverages the public Internet as the network infrastructure.  Enterprises use VPNs to achieve a variety of objectives.  Telecommuters and traveling workers can access a corporate network to work from their out-of-office locations using remote

Table of Content

access VPN.  Satellite and branch offices can connect to the home office network using site-to-site VPNs.  An enterprise can connect with its business partners, suppliers, and customers utilizing an Extranet VPN.  These VPN connections must be secure from unauthorized access and safe from unauthorized alteration.  To secure a VPN, information traveling between the locations is encrypted and authenticated.  To help deliver the desired quality and security levels, businesses can monitor and prioritize network traffic for business-critical applications and allocate bandwidth for specific traffic, typically using customer premises equipment encryption and authentication products.

In a distributed business model, branch offices and point-of-sale (“POS”) and other locations extend a company’s reach into key markets.  To realize these benefits, the communication link must be available at all times and be able to support the application.  VPN solutions help companies establish centralized control over branch offices, POS locations, or remote kiosks by providing the robust security and performance needed for business continuity.  A traditional site-to-site connection often requires the leasing of expensive, dedicated data lines that are difficult to deploy and manage.  With the advent of affordable broadband and standards-based VPN, organizations can deploy secure remote access via Internet connections.  With today’s VPN technology and broadband connections, enterprises of any size may use the Internet to securely communicate with their multiple locations.

Changing Mobile Computing Environment and Demand for SSL-VPN

In today’s mobile environment, information needs to be accessed by a highly diverse community of users from essentially anywhere an internet connection exists and through access devices that are not always owned or controlled by the IT organization.  For large enterprises with in-house IT personnel and higher IT spending budgets, these challenges are more easily addressable than for the more IT constrained small and mid-sized business (“SMB”).

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

Increases in Unsolicited E-Mail

Email is one of the most critical business applications making use of the Internet.  Recent years have seen a dramatic rise in the amount of unsolicited email (“spam”) directed to both consumers and business Internet users.  This unsolicited email can be a nuisance at best, consuming employee productivity.  In more extreme cases, spam can cause email servers to slow down or even stop working, causing delays or interruptions in business operations.  Aside from the employee and network

Table of Content

productivity degradations, some forms of unsolicited mail may be conduits for network attacks or may contain other types of threats, including attempts to cause recipient computers to execute malicious code, or attempts to mislead recipients into disclosing confidential information to criminal enterprises engaged in fraud or theft.

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

The SonicWALL Solutions

SonicWALL provides comprehensive Internet security solutions that include network security, business continuity and content security, training and support services.  Our Internet gateways serve as platforms for which SonicWALL sells additional software and services to enhance customer security and productivity.  Our solutions provide cost effective and high performance Internet security solutions to small, medium, and large enterprise users in commercial, healthcare, education, and government markets.

SonicWALL products are designed to provide comprehensive Internet security solutions for (1) networks ranging in size from one to many thousands of end points; (2) enterprises having branch offices, telecommuting employees or POS locations; and (3) e-commerce applications that handle millions of secure transactions daily.  Our security appliances span a wide range of requirements, from single-user appliances to rack-mounted enterprise-class units capable of supporting thousands of users.  Our products offer substantial flexibility in the number of supported users, the number of ports, and a variety of software

Table of Content

options such as gateway anti-virus, anti-spyware, intrusion prevention and content filtering, protection against spam, phishing, virus, and other attacks, as well as management and reporting tools that enable our customers to easily manage SonicWALL appliances installed throughout their networks.

Security Appliances

SonicWALL’s current generation line of security appliances can be categorized into the following groups. Each group provides appliances for small, medium, and large networks and businesses.

SonicWALL Unified Threat Management (UTM) Appliances.  The UTM products consist of the TZ, NSA, and NSA E-class appliance series. The TZ series is a security platform for home, small and remote/branch offices. The TZ series offerings include wireless features. The Network Security Appliance (NSA) and the NSA E-class appliance series represent our higher performance UTM appliances and are designed to provide a comprehensive security platform for complex networks.

SonicWALL SSL VPN Appliances.  The SSL-VPN products are designed to provide a secure remote network and application access solution that requires no pre-installed client software.  Utilizing only a standard Web browser, users can access e-mail, files, intranets, remote desktops (including both full desktop and individual application access), and other resources on the corporate LAN from any location.

SonicWALL Email Security Appliances.  The Email Security products are designed to provide inbound and outbound email threat protection for the small to medium size business by protecting against spam, virus, and phishing attacks.

SonicWALL Data Backup Appliances.  The  Continuous Data Protection (CDP) Backup and Recovery products are integrated, end-to-end backup and recovery solutions for businesses and remote offices that are designed to provide automatic, real-time, disk-based data backup for productivity files, Microsoft Exchange, SQL Server, and business applications, as well as remote laptops and desktops.  These solutions also integrate “bare metal restore” capability, allowing full data restoration in circumstances where a catastrophic disk failure has occurred.

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

SonicWALL Content Filtering Service.  Our content filtering service enables businesses, families, schools and libraries to control access to objectionable or inappropriate web sites by uniform resource locator (“URL”), keyword or application type.  We offer a content filtering subscription service that provides a list of objectionable web sites that is automatically updated.

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

SonicWALL Gateway Anti-Virus, Anti-Spyware, and Intrusion Prevention. SonicWALL Gateway Anti-Virus, Anti-Spyware, and Intrusion Prevention Service is a bundled offering designed to provide a fully integrated approach against sophisticated application layer and content-based attacks.  Utilizing a deep packet inspection architecture, SonicWALL Gateway Anti-Virus, Anti-Spyware, and Intrusion Prevention Service is designed to secure the network from the core to the perimeter against a comprehensive array of dynamic threats and software vulnerabilities.

SonicWALL Anti-Virus, Email Security. SonicWALL Anti-Spam / Email Security solutions provide effective, high-performance and easy-to-use inbound and outbound email threat protection. This self-running, self-updating solution, delivers powerful protection against spam, virus and phishing attacks in addition to preventing leaks of confidential

Table of Content

information. Combining anti-spam, anti-phishing, content filtering, policy management and content compliance capabilities in a single seamlessly integrated solution, SonicWALL Anti-Spam / Email Security solutions provide powerful protection without complexity.

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

For network administrators, managing security for distributed networks on a site-by-site basis places a strain on resources.  Visits to remote sites to setup security, inspect security installations, or provide training to local personnel is time consuming, expensive, and impractical.  Administrators cannot be certain that every installation in the distributed network is complying with company security policies.  To address these realities, SonicWALL’s Global Management System (“GMS”) is designed to provide network administrators with configuration and management tools to globally define, distribute, enforce, and deploy the full range of security application services and upgrades for thousands of SonicWALL Internet security appliances. GMS is available as either software or as an integrated appliance.

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

•
Ease of Installation and Use.  The SonicWALL product line of Internet security solutions delivers “plug-and-play” appliances designed for easy installation and use.  SonicWALL products are configured and managed through a web browser-based interface or through our GMS and do not require reconfiguration of personal computer applications.

•
Low Total Cost of Ownership.  The SonicWALL product design minimizes the purchase, installation, and maintenance costs of Internet security.  The suggested retail prices of our security solutions start below $300 and scale up to over $100,000.

Table of Content

•	Reliability. The SonicWALL products are designed for reliability and uptime. Our products use an embedded single purpose operating system.

Technology

We have designed our SonicWALL products using a unique combination of hardware and software that delivers Internet security with what we believe is excellent ease-of-use and industry-leading price/performance.

Appliance Platforms

SonicWALL’s TZ, NSA and NSA E-class products are based on a new, highly efficient processor technology, allowing us to offer a level of performance beyond any of our previous designs.  The processor technology scales from 1 to 16 cores in the current product line and is capable of expanding further to create an entire scalable product line based on this one design.

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

•
SonicWALL Global Management System.  Our global management system, SonicWALL GMS, is an enterprise software application or integrated appliance designed to enable service providers and distributed enterprises to manage their SonicWALL appliances from a central location.  SonicWALL GMS software is available to use in Windows and Sun Solaris operating environments.  SonicWALL GMS is also compatible with leading relational database management systems such as Oracle and Microsoft SQL Server.

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

The SonicWALL SSL-VPN solutions provide the following core features:

•
The SonicWALL Aventail E-Class Secure Remote Access offerings are clientless SSL-VPN solutions that deliver secure, easy-to-manage remote access for mobile enterprise organizations, supporting up to thousands of concurrent users from a single appliance.

•	The SonicWALL SSL-VPN Series provides organizations of all sizes with an affordable, simple and secure remote network and application access solution that requires no pre-installed client software.

Table of Content

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

The SonicWALL CDP solutions provide the following core features:

•
SonicWALL CDP is a proprietary software / hardware appliance that continuously searches servers, mobile laptops, and connected desktops for file changes, coordinates protection of multiple networked client PCs and servers, updates client servers with latest versions, and coordinates updates with the SonicWALL web infrastructure.

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

•
Gateway Anti-Virus.  Our gateway anti-virus service is intended to provide anti-virus protection throughout a business and across a distributed network and delivers protection for high threat viruses and malware by conducting inspections over the most common protocols used in today's networked environments.  Automatic anti-virus updates are available for all network nodes to protect them from new virus outbreaks.

•
Anti-Spyware.  Our gateway anti-spyware service is intended to provide anti-spyware protection throughout a business and across a distributed network and delivers protection for intrusive and unwanted applications, from being loaded onto user’s computers without their knowledge.  Automatic anti-spyware updates are available for all network nodes to protect them from new virus outbreaks.

•
Instrusion Prevention. Our intrusion prevention service utilizes a configurable, ultra-high performance deep packet inspection engine to deliver network protection while preventing known buffer overflow vulnerabilities in software.  This service also defends against various worms, Trojans, and backdoor exploits.  The service not only protects networks from attacks originating outside the network (WAN), but also from internal attacks targeting network segments (LANs), and provides a robust database of attack and vulnerability signatures that is dynamically updated as new exploits and vulnerabilities are discovered.

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

Competition

The market for Internet security solutions is global and highly competitive.  Competition in the markets in which we participate continues to increase.  There are few substantial barriers to entry.  Additional competition from existing competitors and new market entrants will likely occur in the future.

Table of Content

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

Principal competitors in our markets include, but are not limited to the following, all of which sell worldwide or have a presence in most of the major markets for such products:

•	Enterprise firewall software providers such as Check Point, Microsoft, and Symantec;

•	Network equipment providers such as Cisco Systems, Lucent Technologies, and Check Point;

•	Security appliance providers such as WatchGuard Technologies, Fortinet, and Juniper Networks;

•	Content security providers such as Barracuda Networks and McAfee.

Our primary competitors in the backup / recovery market are tape drive manufacturers, software providers whose software points to tape devices, and offsite backup providers.  Competitive tape manufacturers include Sony, Hewlett-Packard, and Quantum, while software competitors include Symantec, CA, Seagate, and Iron Mountain.

Customer Service and Technical Support

We offer our customers a complete range of support programs that include electronic support, product maintenance, and personalized technical support services on a worldwide basis.  We offer direct support to customers in North America, Europe, Japan, and selected countries in Asia Pacific.  Support services in other locations are provided through SonicWALL distributors.  We now have customer support centers located in California, Arizona, Washington, United Kingdom, Japan, and India. A small portion of our technical support function is outsourced to third party service providers under agreements having an initial term of one (1) year subject to six (6) month extensions thereafter unless terminated upon 90 days prior written notice.

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

Customers

We sell our products primarily through distributors who resell the products to authorized resellers who in turn market and sell our products to end-user customers.  Our top worldwide distributors based on revenues in the year ended December 31, 2009 were Ingram Micro, Inc. (“Ingram Micro”), Tech Data Product Management, Inc. (“Tech Data”), and Alternative Technology, Inc. In November 2006, Alternative Technology was acquired by Arrow Electronics, Inc. As of June 1, 2009, Alternative Technology was absorbed into Arrow Enterprise Computing Solutions, Inc. “(Arrow”), a subsidiary of Arrow Electronics, Inc.

Sales and Marketing

Our sales and marketing efforts focus on generating and fulfilling demand for our products in the small to mid-sized business, enterprise and government markets.  Our marketing programs promote SonicWALL brand awareness and reputation as a provider of reliable, high-performance, easy-to-use, and affordable Internet security solutions including a suite of value added support, service, and software offerings.  We try to strengthen our brand through a variety of marketing programs including

Table of Content

on-going public relations, our web site, advertising, direct mail, industry and regional trade shows, and seminars.  We intend to continue expanding and strengthening our indirect channel relationships through additional marketing programs and increased promotional activities.

We believe that SonicWALL solutions are ideally suited for the indirect channel business model.  We market and sell our solutions in this indirect channel through a two-tiered distribution structure consisting of distributors and authorized resellers in the United States and over 50 other countries.  Distributors and authorized resellers accounted for approximately 99% of our total revenue for the year ended December 31, 2009.  Authorized resellers, including systems integrators, ISPs, dealers, and mail order online catalogs, generally purchase our products from our distributors and then sell our products to end-users in our target markets.

We divide our sales organization regionally into the following territories: the Americas; Asia Pacific (“APAC”); and Europe, the Middle East and Africa (“EMEA”).  Regional sales representatives manage our relationships with our network of distributors, value-added resellers, and customers, help our value-added reseller network sell and support key customer accounts, and act as a liaison between our value-added reseller network and our marketing organization.  The regional sales representative’s primary responsibility is to help the indirect channel succeed and grow within the territory.  We also have an internal sales staff that supports the indirect channel.

Domestic Channel.  In the Americas, the primary distributors of our products to resellers are Ingram Micro, Tech Data, and Arrow.  Ingram Micro accounted for approximately 18%, 16%, and 16% of total revenue in 2009, 2008, and 2007, respectively.  Tech Data accounted for approximately 17%, 17%, and 17% of total revenue in 2009, 2008, and 2007, respectively.  Arrow accounted for 11%, 16%, and 18%, of total revenue in 2009, 2008, and 2007, respectively.

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

International Channel.  We believe there is a strong international market for our products.  International sales represented approximately 33%, 34%, and 32%, of our total revenue in 2009, 2008, and 2007.  We direct substantially all of our international resellers to an appropriate distributor in each territory.  We support our international distributors by offering localized marketing materials, sales tools, leads, co-operative marketing funds, joint advertising, discounted demonstration units, and training.  We also participate in regional press tours, trade shows, and seminars.

Original Equipment Manufacturer Channel.  From time to time we may enter into select original equipment manufacturer relationships in order to take advantage of opportunities to rapidly penetrate certain target markets.  We believe these opportunities expand our overall market while having a minor impact on our own indirect channel sales.

Research and Development

We believe that our future success will depend in large part on our ability to develop new and enhanced Internet security solutions and our ability to meet the rapidly changing needs of our target customers who have broadband access to the Internet.  We focus our research and development on evolving Internet security needs.  We have made substantial investments in hardware, firmware, and software, which are critical to drive product cost reductions and higher performance solutions.  Our research and development activities are primarily conducted at our headquarters facilities in San Jose, California as well as in Seattle, Washington, Shanghai, China and Bangalore, India.

Intellectual Property

We currently rely on a combination of patent, trademark, copyright, and trade secret laws, confidentiality provisions and other contractual provisions to protect our intellectual property.  Our intellectual property program consists of an on-going patent disclosure and application process, the purchase of intellectual property assets and the licensing of intellectual property from others.  We plan to continue our aggressive plan to build our intellectual property portfolio.  We believe that the duration of the patents we have been granted is adequate relative to the expected market lives of our products.  Despite our efforts to protect our intellectual property, unauthorized parties may misappropriate or infringe our intellectual property.  We plan to aggressively pursue any such misappropriation or infringement of our intellectual property.  Our patent applications

Table of Content

may not result in the issuance of any patents.  Even if we obtain the patents we are seeking, we cannot guarantee that our patent rights will be valuable, create a competitive barrier, or will not be infringed by others.  Furthermore, if any patent is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection.  We face additional risk of adequately protecting our intellectual property when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws.  In addition, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

U.S. Government Export Regulation Compliance

Our products are subject to federal export restrictions on encryption strength.  Federal legal requirements allow the export of any-strength encryption to designated business sectors overseas, including U.S. subsidiaries, banks, financial institutions, insurance companies, and health and medical end-users.  We have federal export authorization that allows us to export encryption technology to commercial entities in approved countries.  In certain instances, we are required to obtain individual export licenses as a prerequisite to the exportation of the technology.  With appropriate approvals, we are able to export strong encryption to a wide range of foreign end-users, subject to certain limitations and record-keeping requirements.  Our agreements with our distributors require them to understand and comply with these export requirements in the sale and distribution of our products.

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

Employees

As of December 31, 2009, we had 819 employees.  Of these, 220 were employed in sales and marketing, 62 in finance and administration, 295 in research and development and 242 in support and operations.  We are not party to any collective bargaining agreements with our employees and we have not experienced any work stoppages.  We believe we have excellent relations with our employees.

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

Table of Content

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

Sales through Ingram Micro, Tech Data, and Arrow account for a significant portion of our revenue.  For the fiscal years ended December 31, 2009, 2008, and 2007, substantially all of our sales were to distributors and authorized resellers as shown in the following table, expressed as a percentage of total revenue:

	2009	2008	2007
Distributors/Resellers	99%	99%	98%

Sales through Ingram Micro, Tech Data, and Arrow for the fiscal years ended December 31, 2009, 2008, and 2007 represented the following percentages of total revenue:

	2009	2008	2007
Ingram Micro	18%	16%	16%
Tech Data	17%	17%	17%
Arrow	11%	16%	18%

For the fiscal year ended December 31, 2009, 2008, and 2007, our top 10 distributors and resellers accounted for 74%, 67%, and 67% of our total revenue, respectively.

Table of Content

We anticipate that sales of our solutions to relatively few distributors will continue to account for a significant portion of our revenue.  Although we have renewable one-year agreements with Ingram Micro, Tech Data, Arrow and certain other large distributors, these contracts are subject to termination at any time.  We cannot assure you that any of these distributors will continue to place orders with us, that orders will continue at the levels of previous periods, or that we will be able to obtain large orders from new distributors or resellers.  We also anticipate that sales of our solutions to certain enterprise customers will account for an increasing portion of our revenue.  We cannot assure you that sales to enterprise customers will materialize at anticipated levels.  The financial turmoil impacting the banking systems and financial markets worldwide may continue to result in tight credit markets.  The lowering of the level of liquidity in the credit markets may impact the ability of our distributors to obtain credit to finance purchases of our products and services. If any of the foregoing should occur, our rate of revenue growth will suffer, our revenue may decline and our business will be adversely affected.

In addition, Ingram Micro, Tech Data, and Arrow represented the following dollar amount and percentages of our accounts receivable balance (in millions, except for percentages):

	December 31,
	2009		2008		2007
Ingram Micro	$5.5M	22%	$2.5M	12%	$3.6M	14%
Tech Data	$1.6M	6%	$2.0M	10%	$3.1M	12%
Arrow	$0.9M	4%	$2.8M	13%	$1.1M	4%

In the event the liquidity of our distributors or enterprise customers is adversely impacted by uncertainties in the financial markets, they may be unable to pay us in a timely manner. The failure to receive timely payment from our distributors or enterprise customers could adversely affect our balance sheet, our results of operations and our creditworthiness.

If we are unable to compete successfully in the highly competitive market for Internet security products, software, and services, our business could be adversely affected.

The market for Internet security products, software, and services is global and highly competitive.  Competition in markets in which we compete continues to increase, and we expect competition to intensify in the future.  There are few substantial barriers to entry and additional competition from existing competitors and new market entrants will likely occur in the future.  Current and potential competitors in our markets include, but are not limited to, Check Point, Microsoft, Symantec, Cisco Systems, Lucent Technologies, Nokia, Fortinet, WatchGuard Technologies, Barracuda Networks, and Juniper Networks, all of which sell worldwide or have a presence in most of the major markets for such products.

Competitors to date have generally targeted the security needs of enterprises of every size with firewall and VPN products that range in price starting from below $300 to more than $100,000. We may experience increased competitive pressure for some of our products, software, and services.  This increased competitive pressure may result in both lower prices and gross profits.  Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, technical, marketing, and other resources than we do.  Some of our competitors focus all of their attention on a single market area rather than offering a comprehensive suite of security solutions and services.  In addition, our competitors may bundle products, software and services that are competitive to ours with other products, software and services that they may sell to our current or potential customers.  These customers may accept these bundled offerings rather than separately purchasing our offerings.  If any of the foregoing were to occur, our business could be adversely affected.

The current global economic slowdown can adversely affect our revenue, results of operations and overall financial strength.

The continuing global economic slowdown and the uncertainty over its breadth, depth and duration may continue to have a negative effect on our business. The shortage of liquidity and credit may result in an extended period of slow economic growth in the United States and worldwide. Governments have taken unprecedented actions intended to stimulate economic growth. There can be no assurance that these macro economic conditions will not impair our operating results.  If conditions in the global economy, United States economy or other key vertical or geographic markets remain uncertain or weaken further, we could experience material adverse impacts on our business, overall financial condition, results of operations, cash flow, capital resources and liquidity.

Table of Content

Difficulty predicting our future operating results or profitability due to volatility in general economic conditions and in the security, productivity, mobility, and data protection markets may result in a misallocation in spending, and a shortfall in revenue which would harm our operating results.

Changes in general economic conditions and the volatility in the demand for network security, content security, and business continuity solutions are two of the many factors underlying our inability to predict our revenue for a given period.  Our operating results may be affected by uncertain or changing economic conditions impacting particular customer and geographic segments of our business.  A large proportion of our expenses for product development, sales and marketing are fixed for a particular quarter or year, and therefore, we may be unable to implement an immediate decrease in our spending in time to compensate for any unexpected quarterly or annual shortfall in revenue.  As a result, any shortfall in revenue would likely adversely affect our operating results.  For the year ended December 31, 2009, we reported a net income of $13.2 million. For the year ended December 31, 2008, we reported a net income of $4.9 million.  For the year ended December 31, 2007, we reported a net income of $28.6 million.  Our accumulated deficit as of December 31, 2009 is $108.1 million.  We do not know if we will be able to sustain profitability in the future.

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

We provide our major distributors with price protection rights for inventories of our products held by them.  If we reduce the list price of our products, our major distributors receive refunds or credits from us that reduce the price of such products held in their inventory based upon the new list price.  As of December 31, 2009, we estimated that approximately $24.0 million of our products in our distributors’ inventory were subject to price protection.  We have issued credits of approximately $646,000, $1,040,000, and $494,000 under our price protection policies in 2009, 2008, and 2007, respectively.  Future credits for price protection will depend on the percentage of our price reductions for the products in inventory and our ability to manage the level of our major distributors’ inventory.  If future price protection adjustments are higher than expected, our future results of operations could be materially adversely affected.

We are dependent on international sales for a substantial amount of our revenue.  We face the risk of international business and associated currency fluctuations, which might adversely affect our operating results.

International revenue represented 33%, 34%, and 32% of total revenue in 2009, 2008, and 2007, respectively.  We expect that international revenue will continue to represent a substantial portion of our total revenue in the foreseeable future.  Our performance depends significantly on worldwide economic conditions.  Our risks of doing business abroad include the impact of global economic conditions on the demand for our products and services, the ability of our international channel partners to pay us in a timely fashion, the ability of our international channel partners to obtain credit to finance purchases of our products and services, and our ability to structure our distribution relationships in a manner consistent with marketplace requirements and on favorable terms.  Our sales are denominated in U.S. dollars. As a result, the strengthening of the U.S. dollar against a local foreign currency will increase the price of our products, software, and services in such country and may reduce our sales by making our products, software, and services more expensive in the local currency.  A weakened dollar could increase the cost of local operating expenses and procurement of raw materials.  We are subject to other risks of operating a global business, including potential foreign government regulation of our technology, geopolitical risks

Table of Content

associated with political and economic instability, changes in diplomatic and trade relationships, and changes in foreign countries’ laws affecting such areas as employment relationships, environmental and safety regulation, intellectual property protection and the Internet generally.

Delays in deliveries from our suppliers could cause our revenue to decline and adversely affect our results of operations.

Our products incorporate certain components, component subassemblies, or technologies, including our highly integrated system-on-a-chip architecture, that are available from single or limited sources of supply.  Specifically, our products rely upon components from companies such as Intel, Cavium, and Marvell. We do not have long-term supply arrangements with any vendor, and any disruption in the supply of these products or technologies may adversely affect our ability to obtain necessary components or technology for our products.  If this were to happen, our product shipments may be delayed and business lost, resulting in a decline in sales.  In addition, our products utilize components that have in the past been subject to market shortages and price fluctuations.  If we experience price increases in our product components, we will experience declines in our gross profit.

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

Sales of our solutions may be adversely affected in the future by changes in the geopolitical environment including the financial stability of our customers and supply chain; sales and implementation cycles; changes in our product mix; structural variations in sales channels; ability of our channel to absorb new product, software and service introductions; ability of our sales organization to sell into enterprise level accounts; acceptance of our solutions in the market place; and changes in our supply chain model. These changes may result in corresponding variations in order backlog.  A variation in backlog levels could result in less predictability in our quarter-to-quarter net sales and operating results.  Sales may also be adversely affected by fluctuations in demand, price and product competition in the markets we service, introduction and market acceptance of new technologies and new product, software or service offerings, and financial difficulties experienced by our distributors, resellers or end-users. We may, from time to time, experience manufacturing issues that create a delay in our suppliers’ ability to provide specific components resulting in delayed shipments.  To the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods when we and our

Table of Content

suppliers are operating at higher levels of capacity, it is possible that revenue could be adversely affected for a quarter or longer.

The failure to successfully conduct offshore activities could adversely affect results of operations.

To better align our costs with market conditions, increase its presence in growing markets, and enhance productivity and operational efficiency, we conduct engineering, development and certain technical support activities in the United Kingdom, India and China.  We have undertaken a transition of certain technical support activities to facilities located in India and United Kingdom.  In addition, we conduct certain engineering and development activities in Shanghai, China.  As part of these offshore activities we have established a corporate presence and have hired employees in the United Kingdom, India and China, entered into a long-term lease for facilities to support these offshore efforts.  If we are unable to effectively develop and implement our offshore strategies, including the ability to recruit or retain qualified technical personnel, or are unable to build the necessary corporate infrastructure in a timely and efficient manner, or are unable to effectively integrate certain technical support and engineering functions, the costs associated with the these offshore activities may be greater than anticipated and we may not realize anticipated productivity improvements and may experience other operational difficulties, and or all of which could materially and adversely affect our business, financial condition and results of operations.

Environmental and safety regulations enacted in various jurisdictions in which we do business may increase the component costs of our products and if we experience delays in shipment of compliant products our revenue would decline and our operating results would be adversely affected.

We are subject to environmental and safety regulations in connection with out global business operations, including but not limited to regulations relating to the development, manufacture, and use of its products and, the safe use of chemicals, and recycling and disposal of material used in its products.  Various jurisdictions in which we do business are implementing environmental and safety directives that impact manufacturers doing business in those jurisdictions.  The disparities between the regulatory frameworks adopted create uncertainty over the applicability, scope, and form of the regulations affecting our products and the timing for compliance with the applicable regulations.   Our inability to comply with applicable environmental and safety regulations in a timely fashion may subject us to fines and penalties levied by appropriate regulatory authorities.  Certain of these regulations may necessitate changes to the components used in our products which could result in an increase in product cost and a decrease in our gross profit.  Further, while we and our contract manufacturers constantly review environmental and safety regulations in the jurisdictions in which we do business, the timetable for implementation of these regulations may result in delays in our ability to provide compliant products in a timely manner to those markets which would cause our revenues to decline and our operating results to be adversely affected.

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

Table of Content

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

Table of Content

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

Our future success will depend largely on the efforts and abilities of our senior management to execute our business plan.  Changes in our senior management and any future departures of key employees may be disruptive to our business and may adversely affect our operations. Experienced senior management in the technology industry is in high demand and competition for their talents is intense, especially in Silicon Valley, where many of our senior management reside. Historically, we have relied on equity awards in the form of stock options as one means of recruiting and retaining senior management. If the quantity of equity awards we are able to make to our senior management under our equity plans falls below what is available to our senior management from other potential employers or if a stock option’s exercise price exceeds the underlying stock’s market value, the effectiveness of our equity awards as a means for retaining senior management will lessen.

Our ability to attract, retain, and motivate key qualified employees is vital to our success.

Our success depends in part on our ability to attract, retain, and motivate key engineering, operations, finance, information systems, customer support, and sales and marketing personnel.  Our employees may leave us at any time, and we have continuing challenges in retaining employees from acquired companies.  The loss of services of any of our key personnel, the inability to attract, retain, and motivate qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell our products, software and services.  Historically, we have relied on equity awards in the form of stock options as one means of recruiting and retaining key employees. If the quantity of equity awards we are able to make to our key employees under our equity plans falls below what is available to our key employees from other potential employers or if a stock option’s exercise price exceeds the underlying stock’s market value, the effectiveness of our equity awards as a means of retaining key employees will lessen. If we are not successful in attracting, retaining, and motivating key employees, our ability to capitalize on our business opportunities and our operating results may be materially and adversely affected.

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

Litigation over intellectual property rights is not uncommon in our industry.  We face infringement claims from third parties. We may have to resort to litigation to protect our intellectual property rights.  We expect that infringement or

Table of Content

misappropriation claims will be more frequent as the number of products, feature sets in software and services, and the number of competitors grows in the market segments in which we do business.  Any litigation, regardless of its success, is costly and requires significant time and attention of our key management and technical personnel.  An adverse result in litigation could also force us to:

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

Table of Content

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

Table of Content

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

Table of Content

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

The rate of our domestic and international sales has been and may continue to be lower in the summer months or be adversely affected by other seasonal factors, both domestically and internationally.  During these periods, businesses often defer purchasing decisions.  As a result of customer buying patterns and the efforts of our sales force to meet or exceed quarterly and year-end quotas,  we have historically received a substantial portion of a quarter’s sales orders and earned a substantial portion of a quarter’s revenue during our last month of each quarter.  If expected revenue at the end of any quarter is delayed, our revenue for that quarter could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

Our business is especially subject to the risks of earthquakes, floods and other natural catastrophic events, and to interruption by manmade problems such as computer viruses or terrorism.

Our corporate headquarters, including certain of our research and development operations and some of our contract manufacturer’s facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity.  Additionally, certain of our facilities, which including contracted manufacturing facilities, are located in areas that are subject to typhoons and other natural disasters.  A significant natural disaster, such as an earthquake or a flood, could have a material adverse impact on our business, operating results, and financial condition.  In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems.  Any such event could have a material adverse effect on our business, operating results, and financial condition.  In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results, and financial condition.  The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to these economies and create further uncertainties.  To the extent that such disruptions or uncertainties result in delays, curtailment or cancellations of customer orders, or the manufacture or shipment of our products, our revenue, gross profits and operating profits may decline and we may not achieve our financial goals and achieve or maintain profitability.

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

Table of Content

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

Included within our investment portfolio at December 31, 2009 were auction rate securities (ARS) and asset backed securities (ABS).  In connection with the liquidity issues experienced in the global credit and capital markets, our ARS and ABS holdings have experienced failed auctions or thinly traded markets.  The Company has recognized unrealized losses in its consolidated financial statements as of December 31, 2009. If the credit ratings of these investments continue to deteriorate, the fair value of these securities may decline further.  If uncertainties in the credit and capital markets continue or if the Company experiences any rating downgrades on any investments in its portfolio, the Company may incur impairment charges to its investment portfolio, which would negatively affect our financial condition, cash flow, and reported earnings.

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

The Company leases office space in several U.S. locations including California, Washington, and Arizona. Additional facilities are leased worldwide under leases that expire at various dates ranging from 2010 to 2015.

The Company’s corporate headquarters and executive offices are located in approximately 72,000 square feet of office space in San Jose, California under a lease that expires in September 2014.  The lease provides for a one year renewal option. In addition, the Company leases office space of approximately 32,000 square feet in Tempe, Arizona.  The lease term is for 7.5 years and expires in August 2015.  The base rent for this lease escalates annually at 3%.

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

In December 2009, the Company expanded its existing facility in London, United Kingdom to a total of approximately 7,000 square feet of office space to carry out our sales and technical support activities. The lease term will expire in February 2013.

We believe that our existing facilities are suitable and adequate for our current needs and that the capacity of such facilities is substantially being utilized or we have plans to utilize it.

Table of Content

ITEM 3.  Legal Proceedings

The information set forth under Note 11 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Form 10-K, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Part I, Item 1A of this Form 10-K.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

Table of Content

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock commenced trading on the NASDAQ Global Market on November 11, 1999 and is traded under the symbol “SNWL”.  As of December 31, 2009, there were approximately 83 shareholders of record of the common stock.  The high and low sale prices for the common stock as reported on the NASDAQ Global Market were:

	High	Low
Fiscal 2008
First Quarter	$10.91	$7.51
Second Quarter	$ 8.74	$6.45
Third Quarter	$ 6.82	$4.78
Fourth Quarter	$ 5.23	$2.90
Fiscal 2009
First Quarter	$ 4.88	$3.38
Second Quarter	$ 6.07	$4.32
Third Quarter	$ 8.53	$5.34
Fourth Quarter	$ 8.80	$7.32

Dividend Policy

We have never paid a cash dividend on our capital stock.  We currently anticipate that we will retain all available funds, for use in our business and we do not currently anticipate paying any cash dividends.

Stock Performance Graph

Below is a line graph comparing relative performance in the cumulative return to shareholders of our common stock with the cumulative return on the Nasdaq Composite Index, Russell 2000 Index and RDG Technology Composite Index over a 60-month period commencing December 31, 2004 and ending on December 31, 2009.  This graph assumes the investment of $100 on December 31, 2004 and the reinvestment of dividends, if any, through December 31, 2009.

Table of Content

The comparisons shown in the graph below are based upon historical data.  We consistently caution that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among SonicWALL, Inc.

* $100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Table of Content

ITEM 6.  Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Statements of Operations Data:	(In thousands, except per share data)
Revenue:
Product	$73,847	$90,857	$98,936	$92,797	$75,525
License and service	126,728	127,787	100,263	82,741	59,799
Total revenue	200,575	218,644	199,199	175,538	135,324
Cost of revenue:
Product	39,038	43,507	40,555	39,164	27,699
License and service	15,857	20,102	15,894	12,287	8,031
Amortization of purchased technology	3,017	3,017	2,232	5,387	4,552
Total cost of revenue	57,912	66,626	58,681	56,838	40,282
Gross profit	142,663	152,018	140,518	118,700	95,042
Operating expenses:
Research and development	37,858	44,176	39,410	33,670	22,768
Sales and marketing	70,000	82,348	77,741	71,256	53,403
General and administrative	17,134	18,613	21,473	20,324	15,535
Amortization of purchased intangible assets	1,095	1,114	715	2,721	2,893
Restructuring charges	-	1,683	-	1,409	-
In-process research and development	-	-	1,930	1,580	-
Total operating expenses	126,087	147,934	141,269	130,960	94,599
Income (loss) from operations	16,576	4,084	(751)	(12,260)	443
Interest income and other expense, net	3,164	6,368	11,771	9,713	6,867
Income (loss) before income taxes	19,740	10,452	11,020	(2,547)	7,310
Benefit (provision) for income taxes	(6,586)	(5,571)	17,601	(8,206)	(1,034)
Net income (loss)	$13,154	$4,881	$28,621	$(10,753)	$6,276
Net income (loss) per share:
Basic	$0.24	$0.09	$0.45	$(0.17)	$0.10
Diluted	$0.24	$0.08	$0.43	$(0.17)	$0.09
Shares used in computing net income (loss) per share:
Basic	53,914	56,069	64,305	65,117	64,684
Diluted	55,568	57,897	67,099	65,117	66,797

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$39,071	$45,127	$33,324	$25,927	$42,593
Short-term investments	161,079	60,327	195,647	209,251	197,849
Total assets	450,557	401,836	472,635	416,291	387,683
Total shareholders’ equity	301,265	265,771	327,704	318,068	320,170
Long-term liabilities	24,920	15,072	17,495	6,269	636

Table of Content

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-K contains forward-looking statements which relate to future events or our future financial performance.   In many cases you can identify forward-looking statements by terminology such as “may”, “will”, “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology.  In addition, forward-looking statements in this document include, but are not limited to, those regarding the dedication of resources to develop new products and services and marketing those products and services to channel partners and customers; the introduction of more service offerings on our platforms as a vehicle to generate additional revenue from our installed base of products; our ability to deliver comprehensive and profitable solutions to our channel partners; the growth opportunity associated with sales through our indirect channel to larger distributed enterprises; weakening economic conditions that could lead to decreases in IT spending that could adversely impact operating results;  the level of comfort of our channel partners in offering our solutions to their customers; the growth of the Network Security, Secure Content Management and Business Continuity markets; the impact of a failure to achieve greater international sales; our  ability to maintain and enhance current product lines, develop new products, maintain technological competitiveness and meet the expanding range of customer requirements;  the market opportunity for license and service revenue growth;  our ability to deliver comprehensive solutions to channel partners, the positive characteristics of our software license and service revenue model on future revenue growth and the predictability of our revenue stream; the impact on revenue of the combination of subscription services sold in conjunction with new product offerings;  expected competition in the Internet security market and our ability to compete in markets in which we participate; impact of service renewal rates on lowering selling and marketing expense; our ability to achieve increased incremental revenue per transaction through success of our software license and service revenue model; the impact of IT spending on demand for our products and services;  the current and likely future impact of share-based compensation expense on reported operating results; the impact of changes in tax laws and rates on the Company’s operating results, cash flows or financial position; anticipated revenue contributions of new products including continuous data protection, email security and SSL-VPN products and related services; the impact of growth in international operations on our exposure to foreign currency fluctuations; the possible impact of uncertainties in the auction rate and asset backed securities markets on the Company’s financial performance; our ability to access funds held as auction rate securities in our investment portfolio; the impact of significant fluctuations in the exchange rate of some foreign currencies in relation to the US Dollar; diverging economic conditions in foreign markets in which we do business;  pricing pressures on our solution based offerings; anticipated higher gross margins associated with our license and service offerings; the probability of realization of all deferred tax assets; assessment of future effective tax rates and the continued need for a partial tax valuation allowance; the expected impact on reported revenue associated with the adoption of amendments to FASB 605 and FASB ASC 985; the potential for product gross margins to erode based upon changes in product mix; downward pressure on product pricing or upward pressure on production costs; the impact of product mix on product gross profits; the impact of the completion of “in sourcing” certain technical support functions on period over period comparisons of cost of license and service revenue and gross margin; the implementation of a second phase of technical support “in sourcing” activity; our ability to maintain investment in current and future product development and enhancement efforts; the introduction of new products and the broadening of existing product offerings; planned investments and expenses in current and future product development; production costs and sales volume comparisons between the NSA and SSL-VPN products and other hardware appliances; the rate of change of general and administrative expenses;  the impact of geopolitical and macro-economic conditions on demand for our offerings; the ability of our contract manufacturers to meet our requirements; the belief that existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months; factors potentially impacting operating cash flows in future periods; and expected fluctuations in days sales outstanding. These statements are only predictions, and they are subject to risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth herein under the heading “Risk Factors”.  References to “we,” “our,” and “us” refer to SonicWALL, Inc. and its subsidiaries.

Overview

SonicWALL provides network security, secure remote access, content security, and business continuity solutions for businesses of all sizes.  Our solutions are typically deployed at the edges of networks.  These networks are often aggregated into broader distributed deployments to support companies that do business in multiple physical locations, interconnect their networks with trading partners, or support a mobile or remote workforce.  Our solutions are sold in over 50 countries worldwide.  Our descriptions of regions of the world in which we do business specifically excludes Cuba, Iran, Syria, Sudan and any other country identified by the United States Government as being state sponsors of terrorism and subject to economic sanctions or export controls.

Table of Content

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

We currently outsource our hardware manufacturing and assembly to third party contract manufacturers and some of the key components in the Company’s products come from a single or limited number of suppliers.  Outsourcing our manufacturing and assembly enables us to reduce fixed overhead and personnel costs and to provide flexibility in meeting market demand.

We design and develop the key components for the majority of our products.  In addition, we generally determine the components that are incorporated in our products and select the appropriate suppliers of these components.  Product testing and burn-in are performed by our contract manufacturers using tests that we typically specify.

We sell our solutions primarily through distributors and value-added resellers, who in turn sell our products to end-users.  Some of our resellers are carriers or service providers who provide solutions to the end-user customers as managed services.  Channel sales accounted for approximately 99%, 99%, and 98% of total revenue in 2009, 2008, and 2007, respectively.  Ingram Micro, Tech Data, and Arrow, all of whom are technology product distributors, collectively accounted for approximately 46%, 49%, and 50% of our revenue during 2009, 2008, and 2007, respectively.

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

Table of Content

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

Market Acceptance

We began offering integrated security appliances in 1997, and since that time we have shipped over 1.5 million revenue units.   Our experience in serving a broad market and our installed base of customers provides us with opportunities to sell our new network security, content security, and business continuity solutions as they become available.  The market acceptance of our current solutions provides our current and prospective channel partners with an increased level of comfort when deciding to offer our new solutions to their customers.

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

Table of Content

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

Macro-Economic Factors Affecting IT Spending

We believe that our products and services are subject to the macro-economic factors that affect much of the information technology (“IT”) market.  Growing IT budgets and an increased funding for projects to provide security, mobility, data protection, and productivity could drive product upgrade cycles and/or create demand for new applications of our solutions.  Contractions in IT spending can affect our revenue by causing projects incorporating our products and services to be delayed and/or canceled.  We believe that demand for our solutions correlate with increases or decreases in global IT spending and we believe that economic uncertainties, including fluctuating energy prices, difficulties in the financial sector, the availability of credit, softness in the housing market, underlying market liquidity, and geopolitical uncertainties may continue to have an adverse impact on IT spending in the markets in which we do business.

Critical Accounting Policies and Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  We believe that the judgments, assumptions and estimates upon which we rely are reasonable based upon information available to us at the time that these judgments, assumptions and estimates are made.  However, any differences between these judgments, assumptions and estimates and actual results could have a material impact on our statement of operations and financial condition.  The current volatility in the financial markets and associated general economic uncertainty increase the risk that such differences may be realized.  The accounting policies that reflect our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (1) revenue recognition; (2) sales returns and other allowances, allowance for doubtful accounts and warranty reserve; (3) valuation of inventory; (4) accounting for income taxes; (5) valuation of long-lived and intangible assets and goodwill, (6) share-based compensation, and (7) fair value of investments.

Revenue Recognition

The Company derives its revenue primarily from the sale of: (1) products, (2) software licenses, (3) subscriptions for services, and (4) other services such as extended warranty and service contracts, training, consulting and engineering services.  As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.  The Company may experience material differences in the amount and timing of its revenue for any period if management makes different judgments or utilizes different estimates.

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

Retroactive price protection rights resulting from price reductions on products previously sold to customers are contractually offered to the Company’s channel partners.  The Company evaluates the revenue impact of these rights carefully based on stock on hand in the channels and records a provision for estimated future price protection credit. Revenue from certain distributors is not recognized until these distributors sell the product to their customers.  As a consequence, there is no

Table of Content

provision required for sales to these distributors.  In general, retroactive price adjustments are not significant.  At December 31, 2009, 2008, and 2007, the Company recorded a provision for price protection on sales to the Company’s channel partners in the amounts of $0, $200,000, and $985,000, respectively.

Delivery to customers is generally deemed to occur when we deliver the product to a common carrier.  Certain distributor agreements provide customers with rights of return for stock rotation.  These stock rotation rights are generally limited to 15% to 25% of the distributor's purchases for the immediately prior 3 to 6 months period or contain other measurable restrictions, and we estimate reserves for these return rights as discussed below.  Certain distributors, have rights of return under certain circumstances that are not limited, therefore, we do not deem delivery to have occurred for any sales to these distributors until they sell the product to their customers.

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

For arrangements with multiple elements (for example, the sale of an appliance which includes a year of maintenance or a subscription based product), the Company allocates revenue first to undelivered components of the arrangement based on the vendor specific objective evidence of fair value of the undelivered elements, which is generally the average selling price of each element when sold separately.  This allocation process means that the Company defers revenue from the arrangement equal to the fair value of the undelivered elements and recognizes such amounts as revenue when the elements are delivered.

The Company’s arrangements do not generally include acceptance clauses.  However, if an arrangement includes an acceptance provision, recognition of revenue occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

License and service revenue includes revenue from subscription service licenses, technical support services and perpetual software licenses. The Company recognizes revenue for subscriptions and services such as content filtering, anti-virus protection and intrusion prevention, and extended warranty and service contracts, ratably over the contract term.  The Company’s training, consulting and engineering services are generally billed and recognized as revenue as these services are performed.

The Company collects and remits sales taxes on products and services that it purchases and sells under its contracts with customers, and reports such amounts under the net method in its consolidated statements of operations.  Accordingly, there are no sales taxes included in revenue.

In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and No. 2009-14, Certain Revenue Arrangements that include Software Elements (“ASU 2009-14”). These standards update FASB ASC 605, Revenue Recognition (“ASC 605”) and FASB ASC 985, Software (“ASC 985”). The amendments to ASC 605 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments to ASC 985 remove tangible products from the scope of software revenue guidance and provide guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. These amendments to ASC 605 and ASC 985 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company adopted these amendments on January 1, 2010.  Management estimates that the impact of the adoption on the Company’s consolidated financial statements will be a 2% increase in revenue recognized in the fiscal year with a corresponding decrease in deferred revenue.

Table of Content

Sales Returns and Other Allowances, Allowance for Doubtful Accounts, and Warranty Reserve

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Specifically, we must make estimates of potential future product returns and price changes related to current period product revenue.  We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances.  Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  We may experience material differences in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.

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

Table of Content

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

Goodwill represents the excess of the aggregate purchase price over the fair market value of the net tangible and intangible assets acquired by the Company.  Goodwill is tested for impairment on December 31st of each fiscal year or more often if an event or circumstances indicate that an impairment loss has been incurred.  An impairment charge is recognized if a reporting unit’s goodwill carrying amount exceeds its implied fair value.  Goodwill impairment is determined using a two-step approach and one or more of the following fair value measures including: present value techniques of estimated future cash flows; or valuation techniques based on multiples of earnings or revenue, or a similar performance measure.  Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.  Based on the impairment tests performed, there was no impairment of goodwill in 2009, 2008, and 2007.  The goodwill recorded as a result of the business combinations in the years presented is not deductible for tax purposes.

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

Share-Based Compensation

The Company measures and recognizes the compensation expenses for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on the grant date fair value estimated using a Black-Scholes option-pricing model.  The Company estimates the forfeiture rate at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation expense recognized in the Consolidated Statements of Operations are based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  The value of the portion of the award that is ultimately expected to vest is recognized as expenses using the straight-line single option method over the requisite service periods in the Company’s Consolidated Statements of Operations.

Share-based compensation expenses recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2009, 2008, and 2007 included compensation expenses for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions and compensation expenses for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated using a Black-Scholes option-pricing model.

Table of Content

Fair Value of Investments

Fair Value

Our investments consist of U.S. Treasury and U.S. government agency securities, municipal notes and bonds, auction rate securities (“ARS”), asset backed securities (“ABS”), corporate notes and bonds, commercial paper, and money market funds. In the current market environment, the assessment of the fair value of the debt securities can be difficult and subjective. The volume of trading activity of certain debt instruments has declined, and the rapid changes occurring in the financial markets can lead to changes in the fair value of financial instruments in a relatively short period of time.  The Company designated all investments, except for ARS held by UBS, as available-for-sale and therefore these investments are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income.  During the fourth quarter of fiscal 2008, the Company reclassified ARS from UBS, one of its investment providers, from available-for-sale to trading securities.  Investments that the Company designates as trading assets are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings.  The information contained in Note 2 and Note 4 of the Company’s Consolidated Financial Statements is hereby incorporated by reference.

Other-Than-Temporary Impairment. All of the Company’s available-for-sale investments are subject to a periodic impairment review.  The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary.  The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value.  During the years ended December 31, 2009, 2008 and 2007 the Company did not record any other-than-temporary impairment charges on its available-for-sale securities.

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

The Consolidated Financial Statements include the operating results of each business from the date of acquisition.  The above transaction was accounted for as a purchase business combination.  The Company allocated the purchase price based upon the fair value of the assets acquired and liabilities assumed.  The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been allocated to the identified intangible assets.

Table of Content

Restructuring

During the first quarter of fiscal year 2008, the Company commenced the implementation of a 2008 restructuring plan associated primarily with the relocation of support activities, the closure of facilities in Pune, India and Sunnyvale, California, and other employee reductions for the purpose of better integration and alignment of Company functions.

The information contained in Note 8 to the Consolidated Financial Statements is hereby incorporated by reference into this Part II, Item 7.

Results of Operations

The following table sets forth financial data for the years indicated as a percentage of total revenue:

	Year Ended December 31,
	2009	2008	2007
Revenue:
Product	36.8%	41.6%	49.7%
License and service	63.2	58.4	50.3
Total revenue	100.0	100.0	100.0
Cost of revenue:
Product	19.5	19.9	20.4
License and service	7.9	9.2	8.0
Amortization of purchased technology	1.5	1.4	1.1
Total cost of revenue	28.9	30.5	29.5
Gross profit	71.1	69.5	70.5
Operating expenses:
Research and development	18.9	20.2	19.8
Sales and marketing	34.9	37.7	38.9
General and administrative	8.5	8.5	10.8
Amortization of purchased intangible assets	0.5	0.5	0.4
Restructuring charges	-	0.8	-
In-process research and development	-	-	1.0
Total operating expenses	62.8	67.7	70.9
Income (loss) from operations	8.3	1.8	(0.4)
Interest income and other expense, net	1.6	2.9	5.9
Income before income taxes	9.9	4.7	5.5
Benefit (provision) for income taxes	(3.3)	(2.5)	8.9
Net income	6.6%	2.2%	14.4%

The following table shows share-based compensation cost before taxes as a percent of total revenues for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Cost of sales	0.2%	0.2%	0.3%
Research and development	1.4%	1.5%	2.3%
Sales and marketing	1.6%	1.7%	2.4%
General and administrative	1.3%	1.4%	2.0%
Total share-based compensation expenses	4.5%	4.8%	7.0%

Table of Content

Total Revenue

Total Revenue by Product Category (in thousands, except for percentage data)

	Year Ended December 31,			Dollar Change		Percent Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007	2009 vs. 2008	2008 vs. 2007
UTM	$155,052	$164,788	$147,696	$(9,736)	$17,092	(6%)	12%
% of total revenue	77%	75%	74%
SCM	19,805	22,988	23,604	(3,183)	(616)	(14%)	(3%)
% of total revenue	10%	11%	12%
SSL	17,160	20,668	15,706	(3,508)	4,962	(17%)	32%
% of total revenue	9%	9%	8%
CDP	8,558	10,200	12,193	(1,642)	(1,993)	(16%)	(16%)
% of total revenue	4%	5%	6%
Total revenue	$200,575	$218,644	$199,199	$(18,069)	$19,445	(8%)	10%

The 6% decline in revenue in the UTM product category in 2009 compared to 2008 was due to the combination of a 12% decrease in product revenue and a 1% decrease in revenue from software license and subscription services. The decline in product revenue was due to the combination of a 10% decrease in average net revenue per unit and a 2% decrease in units sold. The decrease in software license and subscription services revenue was offset by a 16% increase in revenue from our CGSS subscription services. The 14% decline in revenue in the SCM product category in 2009 compared to 2008 was due to the combination of a 47% decrease in product revenue and a 10% decrease in revenue from software license and subscription services.  The decline in product revenue was due to the combination of a 42% decrease in units sold and a 9% decrease in average net revenue per unit. The 17% decline in revenue in the SSL product category in 2009 compared to 2008 was due to the combination of a 47% decrease in product revenue and a 4% decrease in subscription services revenue, offset by an 81% increase in software license revenue.  The decrease in product revenue was due to the combination of a 22% decrease in units sold and a 32% decrease in average net revenue per unit. The increase in software license revenue was primarily due to a change that was effected in the fourth quarter of 2008 to the pricing structure of Aventail SSL-VPN solutions that offered end user licenses separately from the base appliances. The 16% decline in revenue in the CDP product category in 2009 compared to 2008 was due to a 31% decrease in product revenue, offset by a 7% increase in revenue from software license and subscription services.  The decline in product revenue was primarily due to a 33% decrease in units sold.

The 12% increase in revenue in the UTM product category in 2008 compared to 2007 was due to a 29% increase in revenue from software license and subscription services, offset by a 5% decrease in product revenue. The increase in software license and subscription services revenue was primarily due to a 99% increase in revenue from our CGSS subscription services. The decline in product revenue was primarily due to a 6% decrease in units sold. The 3% decline in revenue in the SCM product category in 2008 compared to 2007 was due to a 42% decrease in product revenue, offset by a 7% increase in revenue from software license and subscription services.  The decline in product revenue was due to the combination of a 38% decrease in units sold and a 7% decrease in average net revenue per unit. The 32% increase in revenue in the SSL product category in 2008 compared to 2007 was primarily due to a 100% increase in software license revenue.  The 16% decline in revenue in the CDP product category in 2008 compared to 2007 was due to a 28% decrease in product revenue, offset by a 13% increase in revenue from software license and subscription services.  The decline in product revenue was primarily due to a 28% decrease in units sold.

Table of Content

Total Revenue by Geographic Area (in thousands, except for percentage data)

	Year Ended December 31,			Dollar Change		Percent Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007	2009 vs. 2008	2008 vs. 2007
Americas	$139,458	$149,986	$138,678	$(10,528)	$11,308	(7%)	8%
% of total revenue	70%	69%	70%
EMEA	40,949	46,144	40,420	(5,195)	5,724	(11%)	14%
% of total revenue	20%	21%	20%
APAC	20,168	22,514	20,101	(2,346)	2,413	(10%)	12%
% of total revenue	10%	10%	10%
Total revenue	$200,575	$218,644	$199,199	$(18,069)	$19,445	(8%)	10%

Revenue in the Americas included sales from regions outside the United States and Canada of $4.3 million and $5.6 million for 2009 and 2008, respectively. The decline in revenue in the Americas for 2009 compared to 2008 was primarily due to the combination of decreases in the units sold in the SCM, SSL and CDP product categories, average net revenue per unit in the UTM and SSL product categories, and sales of software license and subscription services in the UTM and SCM product categories, offset by increased sales of software license and subscription services in the SSL product category.  The decline in revenue in EMEA for 2009 compared to 2008 was primarily due to the combination of decreases in the units sold in the UTM, SSL and CDP product categories and average net revenue per unit in the UTM and SSL product categories, offset by increased sales of software licenses and subscription services in the SSL product category.  The decline in revenue in APAC for 2009 compared to 2008 was primarily due to the combination of decreases in average net revenue per unit in the UTM, SCM and SSL product categories, offset by increases in the units sold in the UTM product category.

Revenue in the Americas included sales from regions outside the United States and Canada of $5.6 million and $3.0 million for 2008 and 2007, respectively. The increase in revenue in the Americas for 2008 compared to 2007 was primarily due to increases in sales of software license and subscription services in the UTM and SSL product categories, offset by the combination of decreases in the units sold in the UTM, SCM and CDP product categories and average net revenue per unit in the UTM product category.  The increase in revenue in EMEA for 2008 compared to 2007 was primarily due to the combination of increased sales of software license and subscription services in the UTM, SCM and SSL product categories and average net revenue per unit in the UTM product category, offset by decreases in the units sold in the UTM product category.  The increase in revenue in APAC for 2008 compared to 2007 was primarily due to the combination of increased sales of software license and subscription services in the UTM and SSL product categories and average net revenue per unit in the UTM product category, offset by decreases in the units sold in the UTM and CDP product categories.

Product and License and Service Revenue (in thousands, except for percentage data)

	Year Ended December 31,			Dollar Change		Percent Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007	2009 vs. 2008	2008 vs. 2007
Product	$73,847	$90,857	$98,936	$(17,010)	$(8,079)	(19%)	(8%)
% of total revenue	37%	42%	50%
License and service	126,728	127,787	100,263	(1,059)	27,524	(1%)	27%
% of total revenue	63%	58%	50%
Total revenue	$200,575	$218,644	$199,199	$(18,069)	$19,445	(8%)	10%

Product Revenue

We shipped approximately 174,000, 182,000, and 196,000 total units, respectively, during fiscal 2009, 2008, and 2007.

The decrease in product revenue in 2009 compared to 2008 was primarily due to the combination of decreases in units sold in all product categories and average net revenue per unit in UTM and SSL product categories.

The decrease in product revenue in 2008 compared to 2007 was primarily due to decreases in units sold in all product categories, offset by increases in average net revenue per unit in the UTM and SSL product categories.

Table of Content

License and Service Revenue

License and service revenue includes revenue from subscription service licenses, technical support services and perpetual software licenses.

The decline in license and service revenue in 2009 compared to 2008 was primarily due to (1) a decrease in sales of software licenses associated with our UTM solution, and (2) a decrease in sales of subscription services associated with our SCM solutions.  These decreases were offset by (1) an increase in sales of subscription services associated with our UTM solutions, and (2) an increase in sales of software licenses associated with our SSL and CDP solutions.

The increase in license and service revenue in 2008 compared to 2007 was primarily due to (1) an increase in sales of software licenses associated with our SSL solution; and (2) an increase in sales of subscription services associated with our UTM and SCM solutions.  These increases were offset by a decrease in sales of software licenses associated with our UTM and SCM solutions.

 Cost of Revenue and Gross Profit

The following table shows the cost of revenue for product and the cost of revenue for license and service (in thousands, except for percentage data):

	Year Ended December 31,			Percent Variance
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Product	$39,038	$43,507	$40,555	(10%)	7%
License and service	15,857	20,102	15,894	(21%)	26%
Amortization of purchased technology	3,017	3,017	2,232	-	35%
Total cost of revenue	$57,912	$66,626	$58,681	(13%)	14%

Note – Effect of amortization of purchased technology has been excluded from product and license and service gross profit discussions below.

The following table shows the gross profit for product and the gross profit for license and service (in thousands, except for percentage data):

	Year Ended December 31,
	Gross Profit Amount			Gross Margin
	2009	2008	2007	2009	2008	2007
Product	$34,809	$47,350	$58,381	47%	52%	59%
License and service	110,871	107,685	84,369	87%	84%	84%
Amortization of purchased technology	(3,017)	(3,017)	(2,232)
Total gross profit	$142,663	$152,018	$140,518	71%	70%	71%

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

In 2009 compared to 2008, the cost of product revenue decreased in all product categories.  The 10% decline was primarily due to the combination of a 2% decrease in the units sold from the UTM product category, a 42% decrease in units sold from the SCM product category, a 22% decrease in units sold from the SSL product category, a 33% decrease in units sold from the CDP product category and a 5% decrease in the average production cost per unit in the UTM product category, offset by a 21% increase in the average production cost per unit in the CDP product category.  Compared to 2008, 2009 average production cost per unit for all product categories decreased by approximately 6%.

Table of Content

In 2008 compared to 2007, the cost of product revenue increased in the UTM product category, but decreased in the SCM, SSL, and CDP product categories.  The 7% increase was primarily due to a 23% increase in the average production cost per unit in the UTM product category, offset by a 6% decrease in the units sold in the UTM product category, a 38% decrease in the SCM product category and a 28% decrease in the CDP product category. Compared to 2007, 2008 average production cost per unit for all product categories increased by approximately 16%.

In 2009 compared to 2008, gross profit and gross profit percentage from product sales decreased in all four product categories. In the UTM product category, an 18% decline in gross profit was primarily due to the combination of a 10% decrease in the average net revenue per unit and a 2% decrease in the units sold, offset by a 5% decrease in the average production cost per unit.  In the SCM product category, a 59% decline in gross profit was due to the combination of a 9% decrease in the average net revenue per unit and a 42% decrease in the units sold.  In the SSL product category, a 55% decline in gross profit was primarily due to the combination of a 32% decrease in the average net revenue per unit and a 22% decrease in the units sold.  In the CDP product category, a 40% decline in gross profit was due to the combination of a 33% decrease in the units sold and a 21% increase in the average production cost per unit.

In 2008 compared to 2007, gross profit and gross profit percentage from product sales decreased in the UTM, SCM and CDP product categories. In the UTM product category, a 19% decline in gross profit was primarily due to the combination of a 23% increase in the average production cost per unit and a 6% decrease in the units sold, offset by a 1% increase in the average net revenue per unit.  In the SCM product category, a 52% decline in gross profit was due to the combination of a 7% decrease in the average net revenue per unit, a 38% decrease in the units sold, and a 5% increase in the average production cost per unit.  In the CDP product category, a 31% decline in gross profit was due to the combination of a 28% decrease in the units sold and a 6% increase in the average production cost per unit.

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

In 2009 compared to 2008, gross profit from license and service increased in the UTM, SSL and CDP product categories and gross profit percentage from license and service increased in all product categories.  These increases were primarily due to decreased costs. Cost of license and service revenue decreased by 21% in 2009 compared to 2008.  This decrease was primarily due to decreased technical support costs.  In 2007, the Company started a process to “in-source” a portion of our technical support delivery to centers located in the United States and India.  That phase of the “in-sourcing” process was completed in mid 2008 and has resulted in a decline in our technical support costs for 2009 compared to 2008. The Company has also completed the implementation of a second phase of technical support “in sourcing” activity for certain other regions in the fourth quarter of 2009.

In 2008 compared to 2007, gross profit from license and service increased in all product categories and gross profit percentage from license and service increased in the UTM and SCM product categories.  These increases were primarily due to a 28% increase in net revenue, offset by a 27% increase in the cost of license and service revenue. The increase in the cost of license and service was primarily due to the technical support costs associated with a larger base of license and subscription service customers. In addition, in 2007, the Company started a process to “in-source” a portion of our technical support delivery to centers located in the United States and India.  That phase of the “in-sourcing” process was completed in mid 2008.  The planning and other ramp up costs associated with these centers, without a corresponding decrease in costs associated with existing third party service providers, resulted in duplicate or redundant technical support expenses for a period of time.

Table of Content

Amortization of Purchased Technology

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Expenses	$3,017	$3,017	$2,232
% of total revenue	2%	1%	1%
Year over year change in dollars	-	785
Year over year change in percent	-	35%

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

The amounts for the year ended December 31, 2009, 2008 and 2007 represent amortization of purchased intangibles associated with our acquisitions of enKoo, Lasso Logic, MailFrontier, and Aventail.

Future amortization to be included in cost of revenue based on the current balance of purchased technology absent any additional investment is as follows (in thousands):

Fiscal Year	Amortization Amount to Cost of Revenue
2010	$2,374
2011	1,382
2012	1,382
2013	803
2014	225
Thereafter	206
Total	$6,372

Our gross profit has been and will continue to be affected by a variety of factors, including competition, the mix of products and services, new product introductions and enhancements, fluctuations in manufacturing volumes, and the cost of components and manufacturing labor.

Operating Expenses

Research and Development

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Expenses	$37,858	$44,176	$39,410
% of total revenue	19%	20%	20%
Year over year change in dollars	(6,318)	4,766
Year over year change in percent	(14%)	12%

Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment and supplies associated with enhancing existing products and developing new products.

During 2009, the decrease in research and development costs in comparison to the same period last year was primarily due to the following: (1) a decrease in personnel costs, including salaries, contract labor, variable compensation and benefit expenses of approximately $3.9 million; (2) a decrease in contract services of $0.5 million; (3) a decrease in share-based compensation expense related to employee stock options and rights granted under the Employee Stock Purchase Program (“ESPP”) of approximately $0.5 million; (4) a decrease in travel related costs of approximately $0.4 million; and (5) a decrease in information service and facilities costs allocated to product development of approximately $0.7 million.

Table of Content

During 2008, the increase in research and development costs in comparison to the same period last year was primarily due to the following: (1) an increase in salary, variable compensation and benefit expenses of approximately $3.1 million resulting primarily from increased headcount related to the Aventail acquisition; and (2) an increase in information service and facilities costs allocated to product development of approximately $2.7 million. These increases in research and development expenses were partially offset by a decrease in share-based compensation expense related to employee stock options and rights granted under the ESPP of approximately $1.4 million.

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

Sales and Marketing

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Expenses	$70,000	$82,348	$77,741
% of total revenue	35%	38%	39%
Year over year change in dollars	(12,348)	4,607
Year over year change in percent	(15%)	6%

Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identification, costs related to customer support, travel, tradeshows, promotional and advertising costs, and related facilities costs.

During 2009, the decrease in sales and marketing expenses compared to the same period in 2008 is primarily due to (1) a decrease in personnel costs, including salaries, contract labor, and other related employee benefits, of approximately $5.9 million; (2) a decrease in share-based compensation expense related to employee stock options and rights granted under the ESPP of approximately $0.5 million; (3) a decrease of $1.4 million in travel related costs; (4) a decrease in marketing program, advertising, channel marketing and promotional costs of approximately $4.0 million; and (5) a decrease of approximately $0.3 million in expenses associated with our sales and marketing facilities including rent, maintenance costs, telephone, and internet connectivity.

During 2008, the increase in sales and marketing expenses compared to the same period in 2007 is primarily due to (1) increased personnel costs, including commissions, contract labor, and other related employee benefits, of approximately $3.7 million resulting from the acquisition of Aventail and the “in-sourcing” of our technical support services; (2) an increase of approximately $3.9 million in expenses associated with our sales and marketing facilities including rent, maintenance costs, telephone, and internet connectivity primarily due to the “in-sourcing” of our technical support services; and (3) an increase of approximately $0.3 million in travel related expenses. These increases in sales and marketing expenses were partially offset by (1) a decrease in marketing program, advertising, channel marketing and promotional costs of approximately $2.2 million; and (2) a decrease in the cost of share-based compensation expense related to employee stock options and rights granted under the ESPP of approximately $1.0 million.

We expect to direct our sales and marketing expenses toward the expansion of domestic and international markets, introduction of new products and establishment and expansion of new distribution channels.

Table of Content

General and Administrative

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Expenses	$17,134	$18,613	$21,473
% of total revenue	9%	9%	11%
Year over year change in dollars	(1,479)	(2,860)
Year over year change in percent	(8%)	(13%)

General and administrative expenses consist primarily of personnel costs, business insurance, corporate governance costs, professional fees, travel expense, and related facilities costs.

During 2009, the decrease in G&A expenses was primarily related to (1) a decrease in share-based compensation expense related to employee stock options and rights granted under the ESPP of approximately $0.4 million; (2) a decrease of approximately $0.2 million in personnel costs; (3) a decrease in accounting related expenses of approximately $0.7 million; (4) a decrease in bad debt expenses of approximately $0.2 million; and (5) a decrease of approximately $0.1 million in office supplies expenses.  These decreases were partially offset by an increase in litigation related expenses of approximately $0.4 million.

During 2008, the decrease in G&A expenses was primarily related to (1) a decrease in personnel costs of approximately $1.2 million primarily due to decreased performance based bonus expenses; (2) a decrease in share-based compensation expense related to employee stock options and rights granted under the ESPP of approximately $1 million; (3) a decrease of approximately $0.4 million in allocated facilities expenses including rent, maintenance costs, depreciation, telephone, and internet connectivity; (4) a decrease in litigation related expenses of approximately $0.3 million; and (5) a decrease of approximately $0.1 million in travel related expenses.

We believe that general and administrative expenses will increase in absolute dollars and remain relatively stable as a percentage of total revenue as we incur costs related to corporate governance matters and the pursuit of various corporate opportunities.

Amortization of Purchased Intangible Assets Included in Operating Expenses

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Expenses	$1,095	$1,114	$715
% of total revenue	0.5%	0.5%	0.4%
Year over year change in dollars	(19)	399
Year over year change in percent	(2%)	56%

Amortization of purchased intangibles included in operating expenses represents the amortization of assets arising from contractual or other legal rights acquired in business combinations and excludes for amortization of acquired developed technology which is included in cost of revenue.  Purchased intangible assets are being amortized over their estimated useful lives of three to eight years.

The reduction in amortization expense included in operating expenses in 2009 compared to 2008 was the result of the completion of the amortization of certain intangibles associated with the acquisition of MailFrontier.

The increase in amortization expense included in operating expense in 2008 compared to 2007 was the result of an increase in the amortization of intangibles associated with the acquisition of Aventail.  This increase was partially offset by a decrease in the amortization of intangibles associated with the acquisition of MailFrontier.

Table of Content

Future amortization to be included in operating expenses based on current balance of purchased intangibles absent any additional investment is as follows (in thousands):

Fiscal Year	Amortization Amount to Operating Expenses
2010	$1,095
2011	1,095
2012	1,008
2013	990
2014	990
Thereafter	495
Total	$5,673

Restructuring Charges

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Expenses	$-	$1,683	$-
% of total revenue	-	0.8%	-
Year over year change in dollars	(1,683)	1,683
Year over year change in percent	(100%)	100%

During the first quarter of fiscal year 2008, the Company commenced the 2008 restructuring plan associated primarily with the relocation of support activities, the closure of facilities in Pune, India and Sunnyvale, California, and other employee reductions for the purpose of better integration and alignment of Company functions.  The Company recorded $1.0 million in restructuring expenses related to costs associated with the termination of 21 employees across multiple geographic regions and functions, primarily related to severance, benefits and related costs.  Furthermore, the Company recorded additional restructuring costs of $0.8 million in connection with facilities and property and equipment that was disposed of or removed from service.  At December 31, 2008, the Company’s restructuring accrual was $72,000 and included as a component of “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2009, the Company has no remaining liability relating to the restructuring activities.

In-Process Research and Development

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Expenses	$-	$-	$1,930
% of total revenue	-	-	1.0%
Year over year change in dollars	-	(1,930)
Year over year change in percent	-	(100%)

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

Table of Content

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

The key assumptions underlying the valuation of our 2007 Aventail purchase acquisition for which in-process research and development was recorded were as follows: (1) estimated cost to complete technology at time of acquisition was approximately $1.3 million; and (2) risk adjusted discount rate of 22%.  Other key assumptions include an expected completion date of approximately one year and revenue and expense projections, assuming that the product has entered the market.

Interest Income and Other Expense, Net

Interest income and other expense (net) were $3.2 million, $6.4 million, and $11.8 million in the years ended December 31, 2009, 2008 and 2007, respectively, and primarily consists of interest income on our cash, cash equivalents, and investments.  The fluctuations in the short-term interest rates directly influence the interest income we recognize.  The decrease in 2009 as compared to 2008 was caused by lower investment yields. The decrease in 2008 as compared to 2007 was caused by a combination of a significantly lower overall balance in our investment portfolio due to our share repurchase program and lower investment yields.

Benefit (Provision) for Income Taxes

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Benefit (provision) for income taxes	$(6,586)	$(5,571)	$17,601
% of income before taxes	(33%)	(53%)	160%
% of total revenue	(3%)	(3%)	9%
Year over year change in dollars	(1,015)	(23,172)
Year over year change in percent	18%	(132%)

The effective tax rate was 33%, 53%, and (160%) in fiscal years 2009, 2008 and 2007, respectively.

Our effective tax rate differs from the statutory federal and state tax rates for the fiscal year ended December 31, 2009 primarily due to the tax benefit from the partial release of the valuation allowance, other non-deductible book/tax differences, state income taxes which were offset by state research and development credits, and the effect of share-based compensation expense related to incentive stock options and ESPP.

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

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position.

Table of Content

Quarterly Results of Operations

The following table sets forth our unaudited quarterly results of operations, in dollars for the eight quarters ended December 31, 2009.  You should read the following table in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K.  We have prepared this unaudited information on the same basis as our audited financial statements.  This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented.  You should not draw any conclusions about our future results from the results of operations for any quarter.

	Year Ended December 31, 2009				Year Ended December 31, 2008
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(in thousands, except per share data)
Revenue:
Product	$22,628	$19,248	$16,507	$15,464	$21,867	$21,439	$23,810	$23,741
License and service	31,519	31,471	32,054	31,684	32,389	31,839	31,989	31,570
Total revenue	54,147	50,719	48,561	47,148	54,256	53,278	55,799	55,311
Cost of revenue:
Product	11,917	9,916	8,948	8,257	11,028	10,627	10,811	11,041
License and service	4,079	3,733	3,905	4,140	4,689	5,150	5,441	4,822
Amortization of purchased technology	755	754	754	754	755	754	754	754
Total cost of revenue	16,751	14,403	13,607	13,151	16,472	16,531	17,006	16,617
Gross profit	37,396	36,316	34,954	33,997	37,784	36,747	38,793	38,694
Operating expenses:
Research and development	9,705	9,416	8,910	9,827	9,807	11,411	11,414	11,544
Sales and marketing	18,002	17,357	17,399	17,242	18,395	19,472	21,756	22,725
General and administrative	4,546	4,406	3,935	4,247	4,479	3,957	5,032	5,145
Amortization of purchased intangible assets	273	274	274	274	273	274	274	293
Restructuring charges (reversal)	-	-	-	-	-	(87)	(35)	1,805
Total operating expenses	32,526	31,453	30,518	31,590	32,954	35,027	38,441	41,512
Income (loss) from operations	4,870	4,863	4,436	2,407	4,830	1,720	352	(2,818)
Interest income and other expense, net	787	573	1,013	791	1,041	1,122	1,585	2,620
Income (loss) before income taxes	5,657	5,436	5,449	3,198	5,871	2,842	1,937	(198)
Benefit (provision) for income taxes	(698)	(2,396)	(2,037)	(1,455)	(2,418)	(2,273)	(1,012)	132
Net income (loss)	$4,959	$3,040	$3,412	$1,743	$3,453	$569	$925	$(66)
Net income (loss) per share:
Basic	$0.09	$0.06	$0.06	$0.03	$0.06	$0.01	$0.02	$(0.00)
Diluted	$0.09	$0.05	$0.06	$0.03	$0.06	$0.01	$0.02	$(0.00)
Shares used in computing net income (loss) per share:
Basic	54,236	53,946	53,816	53,654	53,575	53,412	56,356	60,988
Diluted	56,888	56,012	55,033	54,537	54,459	54,928	58,605	60,988

Table of Content

Liquidity and Capital Resources

We ended December 31, 2009 with $200.2 million in cash, cash equivalents, and short-term investments, consisting principally of corporate bonds, U.S. government securities, auction rate securities, and money market funds, an increase of $94.7 million as compared to prior year ending balance.  Our primary source of cash is receipts from sales of our products, license and services, and issuance of common stock under employee stock option and purchase plans.  The primary uses of cash during 2009 are related to payments for the production of our products, payroll (salaries and related benefits), and general operating expenses (marketing, travel, office rent).

Operating Activities

Cash provided by operating activities for fiscal 2009 totaled $35.8 million, a $16.6 million increase in comparison to the prior year.  Cash provided by operating activities was primarily the result of the net income of $13.2 million adjusted by non-cash items such as share-based compensation expense of $9.2 million, depreciation and amortization expense of $9.1 million, income tax benefit from the exercise of employee stock options of $7.8 million, deferred income taxes of $5.4 million, and changes in our operating assets and liabilities of $17.9 million.  The main drivers of the changes in operating assets and liabilities are as follows:

▪
Accounts receivable increased due to the timing of collections.  Our DSO in accounts receivable was 41 days at December 31, 2009 compared to 34 days at December 31, 2008.  The increase in DSO at December 31, 2009 as compared to December 31, 2008 was primarily due to the timing of shipments and billings combined with certain customers electing to forgo early payment discounts.  Collection of accounts receivable and related DSO will continue to fluctuate in future periods due to the timing and amount of our future shipments and billings, the payment terms that we extend to our customers, and the effectiveness of our collection efforts.

▪	The decrease in inventories was primarily related to a reduction in inventory in transit related to a change in terms on purchased inventory from FOB shipping point to FOB destination in 2009.

▪
The increase in prepaid expenses and other current assets was primarily due to (1) an increase in our deferred compensation asset primarily driven by participant activities, and (2) an increase in the amount of deferred cost of goods sold associated with products shipped on deferred revenue arrangements.

▪	The decrease in accounts payable is primarily due to a decrease in the payables from our operating expenses and the timing of payments to vendors.

▪
The increase in accrued payroll and related benefits was primarily attributed to (1) an increase in the accrual related to our deferred compensation plan, and (2) an increase in amount accrued under payroll, bonuses, commissions, and payroll taxes payable, offset by a decrease in our vacation accrual.

▪
Deferred revenue increased primarily because of increased sales of subscription services for multi-year periods as well as an increase related to shipments to distributors whereby revenue is recognized on a sell-through basis.

▪
The increase in other accrued liabilities was primarily due to an increase in accrued taxes offset by one final settlement of the restricted cash in escrow in connection with the acquisition of Aventail.

Table of Content

Cash provided by operating activities for fiscal 2008 totaled $19.2 million, a $42.9 million decrease in comparison to the prior year.  Cash provided by operating activities was primarily the result of the net income of $4.9 million adjusted by non-cash items such as share-based compensation expense of $10.6 million, depreciation and amortization expense of $8.9 million, income tax benefit from the exercise of employee stock options of $3.6 million, deferred income taxes of $355,000, adjustment to goodwill of $283,000, and changes in our operating assets and liabilities of $1.7 million.  The main drivers of the changes in operating assets and liabilities are as follows:

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

▪
The decrease in prepaid expenses and other current assets was primarily due to (1) a decrease in our deferred compensation asset primarily driven by participant activities, and (2) a decrease in the amount of deferred cost of goods sold associated with products shipped on deferred revenue arrangements.

▪	The decrease in accounts payable is primarily due to a decrease in the payables related to cost of goods sold and partially offset by an increase in the payables from our operating expenses.

▪
The decrease in accrued payroll and related benefits was primarily attributed to (1) a decrease in the accrual related to our deferred compensation plan, (2) a decrease in amount accrued under payroll, commissions, and payroll taxes payable, (3) a decrease in our ESPP withholding, and (4) a decrease in our vacation accrual.

▪	Deferred revenue increased due to increased sales of subscription services as well as an increase related to shipments to distributors whereby revenue is recognized on a sell-through basis.

▪	The decrease in other accrued liabilities was primarily due to one final settlement of the restricted cash in escrow in connection with the acquisition of MailFrontier.

Cash provided by operating activities for fiscal 2007 totaled $63.7 million, a $30.1 million increase in comparison to the prior year.  Cash provided by operating activities was primarily the result of the net income of $28.6 million adjusted by non-cash items such as deferred income taxes of ($27.5) million, share-based compensation expense of $13.5 million, adjustment to goodwill of $7.1 million, depreciation and amortization expense of $6.0 million, in-process research and development expense of $1.9 million, income tax benefit from the exercise of employee stock options of $1.5 million, and changes in our operating assets and liabilities of $34.2 million.  The main drivers of the changes in operating assets and liabilities are as follows:

▪
Accounts receivable decreased due to the timing of collections.  Our DSO in accounts receivable was 42 days at December 31, 2007 compared to 45 days at December 31, 2006.  The decrease in DSO at December 31, 2007 as compared to December 31, 2006 was primarily due to the timing of shipments and billings, combined with an increase in revenue.

▪
The increase in prepaid expenses and other current assets was primarily due to (1) an increase in our deferred compensation asset primarily from participant contributions, and (2) an increase in the amount of deferred cost of goods sold associated with products shipped on deferred revenue arrangements.

Table of Content

▪	The increase in accounts payable is primarily due to an increase in the level of cost of goods sold and operating expenses and the timing of payments to our vendors.

▪
The increase in accrued payroll and related benefits was primarily attributed to (1) an increase in the accrual related to our deferred compensation plan, (2) an increase in amount accrued under payroll, commissions, and payroll taxes payable, and (3) an increase in our vacation accrual.

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

Investing Activities

Net cash used in investing activities in 2009 was $52.9 million, principally as a result of (1) the net purchase of $52.7 million in investments, (2) the purchase of $5.3 million in property and equipment, and (3) a net decrease in restricted cash in escrow of $5.1 million primarily due to the final payment of amounts held in escrow in connection with the Aventail acquisition.

Net cash provided by investing activities in 2008 was $63.1 million, principally as a result of (1) the net sale and maturity of $66.7 million in investments, (2) a net decrease in restricted cash in escrow of $1.4 million primarily due to the final settlement of the MailFrontier escrow, and (3) the purchase of $5.0 million in property and equipment.

Net cash used in investing activities in 2007 was $23.4 million, principally as a result of (1) the acquisition of Aventail Corporation for $25.3 million, net of cash acquired, (2) the net sale and maturity of $12.5 million in short-term investments, (3) the purchase of $7.5 million in property and equipment and $1.8 million in intangible assets related to a license agreement for certain intellectual property, and (4) a net increase in restricted cash in escrow of $1.4 million primarily due to the final settlement of the MailFrontier escrow, partially offset by the creation of a new escrow related to the Aventail acquisition.

Financing Activities

Net cash provided by financing activities in 2009 was $11.0 million due to (1) $3.1 million provided by common stock issuances through employee stock option exercises or purchase of shares under the employee stock purchase plan, and (2) $7.8 million provided by income tax benefit from the exercise of employee stock options.

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

Table of Content

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

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

We do not have any debt, long-term obligations, or long-term capital commitments.  The following summarizes our principal contractual commitments as of December 31, 2009 (in thousands):

		Payments Due by Period
		Less Than	1 to 3	3 to 5
	Total	One Year	Years	Years	Thereafter
Operating lease obligations	$15,323	$4,265	$6,888	$3,764	$406
Non-cancelable purchase obligations	$17,273	$17,273	$-	$-	$-

We outsource our manufacturing function to third party contract manufacturers and at December 31, 2009 we have purchase obligations totaling $19.6 million.  Of this amount, $16.7 million cannot be cancelled and is payable within one year.  We are contingently liable for any inventory owned by a contract manufacturer that becomes excess and obsolete.  As of December 31, 2009, $21,000 had been accrued for excess and obsolete inventory held by our contract manufacturers.  In addition, as of December 31, 2009 in the normal course of business, we had $0.6 million in non-cancelable purchase commitments.

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

On July 24, 2007, the Company’s Board of Directors approved a follow-on program for the repurchase of the Company’s common stock.  The authorization under the follow-on share repurchase program was $100 million plus approximately $19.6 million remaining under the share repurchase program originally authorized by the Company’s Board of Directors in November 2004.  The term of the follow-on program was one year from the date of approval.  As of September 30, 2008, the Company had completed the Stock Repurchase Plan and repurchased and retired 25.9 million shares of our common stock at an average price of $7.73 per share for an aggregate purchase price of $200.0 million.  There was no stock repurchase activity in 2009.

Table of Content

Recent Accounting Pronouncements

The information contained in Note 2 to the Consolidated Financial Statements under the heading recent accounting pronouncements is hereby incorporated by reference into this Part II, Item 7.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investment portfolio.  We classified our investments as available-for-sale except the auction rate securities in one of our investment firms.  Refer to Note 4 of the Consolidated Financial Statements for further detailed discussion. The available-for-sale investments are recorded on the balance sheet at the fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.  As of December 31, 2009, our cash, cash equivalents and investment portfolio included money-markets securities, corporate bonds, municipal bonds, auction rate securities, asset backed securities, and commercial papers which are generally subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates change prior to maturity. A hypothetical 100 basis point change in the floating interest rates applicable to the December 31, 2009 balance would result in a change in annual interest income of approximately $2.2 million.

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

As stated in our investment policy, we are adverse to principal loss and further the goal of preservation of our invested funds by limiting default and market risk.  We mitigate default risk by investing in only investment-grade instruments.  As of December 31, 2009, we do not have any derivative financial instruments in our investment portfolio.

Principal amounts by expected year of maturity in U.S. dollars as of December 31, 2009 are as follows (in thousands, except percentages):

	Maturing in
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Corporate debt securities	$38,104	$21,003	$-	$-	$-	$-	$59,107	$59,648
Weighted average interest rate	1.6%	2.2%	-	-	-	-	1.8%
U.S. government securities	37,422	17,535	-	-	-	-	54,957	55,004
Weighted average interest rate	1.0%	0.7%	-	-	-	-	0.9%
Local government securities	1,003	-	-	-	-	-	1,003	1,004
Weighted average interest rate	0.7%	-	-	-	-	-	0.7%
Asset backed securities	-	123	-	219	58	19,691	20,091	16,470
Weighted average interest rate	-	5.7%	-	6.4%	5.2%	5.3%	5.3%
Auction rate securities	41,975	-	-	-	-	10,000	51,975	43,823
Weighted average interest rate	1.7%	-	-	-	-	3.3%	2.0%
Total marketable securities	$118,504	$38,661	$-	$219	$58	$29,691	$187,133	$175,949

At December 31, 2009, included within our investment portfolio are $52.0 million of investments in auction rate securities and $20.1 million of assets backed securities.  The information contained in Note 4 to the Consolidated Financial Statements is hereby incorporated by reference.

Table of Content

Foreign Currency Risk

We consider our exposure to foreign currency exchange rate fluctuations in general to be moderate.  We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars.  For the year ended December 31, 2009, we earned approximately 33% of our revenue from international markets.  We may, in the future, denominate these transactions in various local currencies.  Because our sales are currently denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency.  A weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies.  As our base of international operations expands, a greater percentage of our employee base will be paid in local currency.  As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets in which we do business.  We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.

As our business model changes to include greater international participation, our exposure to foreign currency risk increases. We will continue to monitor our exposure to currency transactions.  We cannot, however, assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

Financial Market Risk

Included within our investment portfolio at December 31, 2009 were ARS that we purchased for $52.0 million whose underlying assets are primarily student loans which are substantially backed by the federal government and ABS that were purchased for $20.1 million whose underlying assets are all prime mortgages of which approximately 37% are backed by the federal government.  In 2008, we accepted an offer from one of our investment banks under which the bank would purchase over 80% of our ARS at par anytime during a two-year period beginning June 30, 2010. In the event the liquidity of our investment bank is adversely impacted by the current uncertainties in the financial market, they may be unable to pay us when their payment option comes due.  We may not be able to access these funds until our investment bank is able to pay us the offered amount, future auctions for the ARS in our portfolio are successful or until we sell the securities in a secondary market which currently is volatile.  As of December 31, 2009, $42.0 million ARS from one investment firm continues to be classified as current investment due to the offer described above.  The remaining $10.0 million ARS from another investment firm and non-government backed ABS investments currently lack short term liquidity and therefore remain classified as non-current on our December 31, 2009 balance sheet. We will continue to evaluate any changes in the market for ARS and ABS.  Depending upon future market conditions, we may be required to record an other-than-temporary decline in market value.  In such an event, the Company’s financial condition, cash flow and reported earnings could be negatively affected.

Table of Content

ITEM 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Table of Content

REPORT OF ARMANINO McKENNA LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders, SonicWALL, Inc.

We have audited the accompanying balance sheets of SonicWALL, Inc. and subsidiaries (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on these financial statements and schedule and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ ARMANINO McKENNA LLP
San Ramon, California
March 5, 2010

Table of Content
SONICWALL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$39,071	$45,127
Short-term investments	161,079	60,327
Accounts receivable, net of allowance for doubtful accounts of
$86 and $113 in 2009 and 2008, respectively	24,909	20,945
Inventories, net	6,814	8,956
Deferred tax assets	12,937	9,300	(1)
Prepaid expenses and other current assets	8,071	11,861
Total current assets	252,881	156,516

Property and equipment, net	9,819	9,543
Goodwill	138,470	138,470
Long-term investments	15,746	61,450
Deferred tax assets, non-current	23,082	22,143	(1)
Purchased intangibles and other assets, net	13,309	17,328
Total assets	$453,307	$405,450

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,393	$10,717
Accrued payroll and related benefits	13,457	11,554
Other accrued liabilities	6,270	10,307
Deferred revenue	99,252	88,415
Total current liabilities	124,372	120,993

Deferred revenue, non-current	24,920	15,072
Total liabilities	149,292	136,065

Commitments and contingencies (Note 11)

Shareholders' Equity:
Common stock, no par value; 200,000,000 shares authorized; 54,311,926 and
53,575,371 shares issued and outstanding in 2009 and 2008, respectively	416,388	396,223
Accumulated other comprehensive loss	(4,284)	(5,595	)(1)
Accumulated deficit	(108,089)	(121,243)
Total shareholders' equity	304,015	269,385
Total liabilities and shareholders' equity	$453,307	$405,450

(1) As restated.  See Note 5 for restatement details.

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
SONICWALL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Revenue:
Product	$73,847	$90,857	$98,936
License and service	126,728	127,787	100,263
Total revenue	200,575	218,644	199,199
Cost of revenue:
Product	39,038	43,507	40,555
License and service	15,857	20,102	15,894
Amortization of purchased technology	3,017	3,017	2,232
Total cost of revenue	57,912	66,626	58,681
Gross profit	142,663	152,018	140,518
Operating expenses:
Research and development	37,858	44,176	39,410
Sales and marketing	70,000	82,348	77,741
General and administrative	17,134	18,613	21,473
Amortization of purchased intangible assets	1,095	1,114	715
Restructuring charges	-	1,683	-
In-process research and development	-	-	1,930
Total operating expenses	126,087	147,934	141,269
Income (loss) from operations	16,576	4,084	(751)
Interest income and other expense, net	3,164	6,368	11,771
Income before income taxes	19,740	10,452	11,020
Benefit (provision) for income taxes	(6,586)	(5,571)	17,601
Net income	$13,154	$4,881	$28,621
Net income per share:
Basic	$0.24	$0.09	$0.45
Diluted	$0.24	$0.08	$0.43
Shares used in computing net income per share:
Basic	53,914	56,069	64,305
Diluted	55,568	57,897	67,099

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
SONICWALL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except for share data)

	Common Stock
	Shares	Amount	Accumulated Other Comprehensive Loss		Accumulated Deficit	Total Shareholders' Equity
BALANCE AT DECEMBER 31, 2006	65,385,629	453,409	(718)	(1)	(134,233)	318,458
Issuance of common stock upon exercise of stock options	2,269,940	14,305				14,305
Issuance of common stock in connection with the Employee Stock Purchase Plan (ESPP)	378,908	2,730				2,730
Share-based compensation		13,542				13,542
Repurchase of common stock	(5,556,887)	(39,085)			(10,831)	(49,916)
Excess tax benefit from share-based compensation		1,530				1,530
Comprehensive income:
Change in unrealized loss on investment securities, net of tax			(652)	(1)		(652)
Net income					28,621	28,621
Total comprehensive income						27,969
BALANCE AT DECEMBER 31, 2007	62,477,590	446,431	(1,370)		(116,443)	328,618

Issuance of common stock upon exercise of stock options	446,923	2,878				2,878
Issuance of common stock in connection with ESPP	376,728	2,428				2,428
Share-based compensation		10,617				10,617
Repurchase of common stock	(9,725,870)	(69,727)			(9,681)	(79,408)
Excess tax benefit from share-based compensation		3,596				3,596
Comprehensive loss:
Change in unrealized loss on investment securities, net of tax			(4,225)	(1)		(4,225)
Net income					4,881	4,881
Total comprehensive loss						(656)
BALANCE AT DECEMBER 31, 2008	53,575,371	396,223	(5,595)		(121,243)	269,385

Issuance of common stock upon exercise of stock options	362,177	1,737				1,737
Issuance of common stock in connection with ESPP	374,378	1,407				1,407
Share-based compensation		9,186				9,186
Excess tax benefit from share-based compensation		7,835				7,835
Comprehensive income:
Change in unrealized loss on investment securities, net of tax			1,311			1,311
Net income					13,154	13,154
Total comprehensive income						14,465
BALANCE AT DECEMBER 31, 2009	54,311,926	$416,388	$(4,284)		$(108,089)	$304,015

(1) As restated.  See Note 5 for restatement details.

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
SONICWALL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2009	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,154	$4,881	$28,621
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	9,146	8,939	5,961
Adjustment of goodwill	-	283	7,100
In-process research and development	-	-	1,930
Share-based compensation expense related to employee stock options and ESPP	9,186	10,617	13,542
Excess tax benefits from share-based compensation	(7,835)	(3,596)	(1,530)
Change in fair value of financial instruments	(190)	210	-
Change in allowance for doubtful accounts and others	(37)	(24)	(169)
Deferred income taxes	(5,440)	(355)	(27,474)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(3,937)	5,374	902
Inventories	2,142	(2,899)	(606)
Prepaid expenses and other current assets	(1,314)	1,283	(1,596)
Other assets	(91)	(215)	28
Accounts payable	(5,324)	(158)	3,781
Accrued payroll and related benefits	1,903	(8,833)	3,366
Other accrued liabilities	3,798	1,477	103
Deferred revenue	20,685	2,249	28,201
Net cash provided by operating activities	35,846	19,233	62,160
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,299)	(5,035)	(7,481)
Purchase of intangible asset	-	-	(1,800)
Cash paid for acquisitions, net of cash acquired	-	-	(25,269)
Change in restricted cash in escrow	5,104	1,375	(1,379)
Maturity and sale of investments	104,023	183,224	325,747
Purchase of investments	(156,709)	(116,488)	(313,230)
Net cash provided by (used in) investing activities	(52,881)	63,076	(23,412)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock option and purchase plans	3,144	5,306	17,035
Repurchase of common stock	-	(79,408)	(49,916)
Excess tax benefits from share-based compensation	7,835	3,596	1,530
Net cash provided by (used in) financing activities	10,979	(70,506)	(31,351)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,056)	11,803	7,397
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	45,127	33,324	25,927
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,071	$45,127	$33,324

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$2,221	$1,339	$1,700

The accompanying notes are an integral part of these consolidated financial statements.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table of Content

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The accounting estimates that require management’s most significant and subjective judgments include the valuation of investments, the valuation and recognition of revenue and accounts receivable, the valuation of inventory, the assessment of recoverability of intangible assets and their estimated useful lives, the valuation and recognition of share-based compensation and the recognition and measurement of current and deferred income tax assets and liabilities.  Actual results could differ materially from these estimates.

Foreign Currencies

The functional currency for all of the Company’s foreign subsidiaries is the U.S. dollar, and accordingly, the foreign subsidiaries’ assets and liabilities are remeasured into U.S. dollars using exchange rates at the period end or historical exchange rate, as appropriate.  The results of operations are remeasured at the average exchange rate during each reporting period.  Currency remeasurement gains (losses) for the years ended December 31, 2009, 2008, and 2007 amounted to $(186,000), $(361,000), and $14,000, respectively, and are included in interest income and other expense, net.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity or remaining maturity at the date of purchase of three months or less to be cash equivalents.

Investments

Available-For-Sale and Trading Investments. The Company’s investments consist of U.S. Treasury and U.S. government agency securities, municipal notes and bonds, auction rate securities (“ARS”), asset backed securities (“ABS”), corporate notes and bonds, commercial paper, and money market funds. The Company designated all investments, except for ARS held by UBS, as available-for-sale and therefore these investments are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss.  During the fourth quarter of fiscal 2008, the Company reclassified ARS held by UBS, one of its investment providers, from available-for-sale to trading securities.  Investments that the Company designates as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings.  See Note 4 of the Company’s consolidated financial statements for further detailed discussion.  For securities sold prior to maturity, the cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in interest income and other expense, net.  Investments that are readily convertible to cash are classified as short-term investments.  Investments that are not readily convertible to cash are classified as long-term investments.  At December 31, 2009, all ARS except the ARS held by UBS and the non-government backed ABS are classified as long-term investments.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Table of Content

Other-Than-Temporary Impairment. All of the Company’s available-for-sale investments are subject to a periodic impairment review.  The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary.  The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value.  During the years ended December 31, 2009, 2008 and 2007 the Company did not record any other-than-temporary impairment charges on its available-for-sale securities.

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

The Company’s customer base consists of international businesses, and the Company performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers.  Sales to foreign customers for the years ended December 31, 2009, 2008, and 2007, all of which were denominated in U.S. dollars, accounted for 33%, 34%, and 32% of total revenue, respectively.

Sales through our three largest distributors, Ingram Micro, Tech Data, and Arrow represented the following percentages of total revenue:

	Year Ended December 31,
	2009	2008	2007
Ingram Micro	18%	16%	16%
Tech Data	17%	17%	17%
Arrow	11%	16%	18%

In addition, Ingram Micro, Tech Data, and Arrow represented the following percentages of our accounts receivable balance:

	December 31,
	2009	2008	2007
Ingram Micro	22%	12%	14%
Tech Data	6%	10%	12%
Arrow	4%	13%	4%

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Table of Content

While a reduction in sales by any of these distributors could be offset by an increase in sales to either of the other two distributors or by the addition of other distributors, a material reduction in sales to any of these distributors, would likely result in a temporary decline in overall sales.  Uncertainties in the banking system and financial markets may continue to impact the availability of credit.  The lowering of the level of liquidity in the credit markets may impact the ability of our distributors to obtain credit to finance purchases of our products and services.  If the liquidity of our distributors is adversely impacted by the uncertainties in the financial markets, they may be unable to pay us in a timely manner.  If any of the foregoing should occur, our rate of revenue growth will suffer, our revenue may decline and our business will be adversely affected.

The Company outsources its manufacturing to third party contract manufacturers and some of the key components in the Company’s products come from a single or limited number of suppliers.  The inability of any supplier or manufacturer to fulfill supply requirements of the Company could materially impact future operating results.

Inventories

Inventories are stated at the lower of standard cost (which approximates cost determined on a first-in, first-out basis) or market.  The Company writes down the value of inventories for estimated excess and obsolete inventories based upon assumptions about future demand and market conditions.  Inventories consist primarily of finished systems.  Inventory reserves, once established, are only reversed upon sale or disposition of related inventories.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years.  Leasehold improvements are amortized over the lesser of the related lease term or the estimated useful life of the improvement, which ranges from one to five years.  Depreciation and amortization expenses for the years ended December 31, 2009, 2008 and 2007 were $5.0 million, $4.8 million, and $3.0 million, respectively. Gains or losses on disposals are included in the results of operations at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal.  Costs for replacements and betterments are capitalized, while the costs of repairs and maintenance are charged against earnings as incurred.

Purchased Intangibles and Other Long-Lived Assets

Purchased intangibles consist of purchased technology, customer installed base/relationships, customer backlog and other intangibles.  Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from 3 months to eight years.  Amortization of intangible assets was $4.1 million, $4.1 million, and $2.9 million in fiscal 2009, 2008, and 2007, respectively.  The Company periodically evaluates its intangible and other long-lived assets for indications of impairment.  If this evaluation indicates that the value of the asset may be impaired, the Company makes an assessment of the recoverability of the net carrying value of the asset over its remaining useful life.  If this assessment indicates that the intangible or other long-lived asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, the Company reduces the net carrying value of the related asset to fair value and may adjust the remaining amortization period.

Goodwill and Impairment of Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair market value of the net tangible and intangible assets acquired by the Company.  Goodwill is tested for impairment on December 31st of each fiscal year or more often if an event or circumstances indicate that an impairment loss has been incurred.  An impairment charge is recognized if a reporting unit’s goodwill carrying amount exceeds its implied fair value.  Goodwill impairment is determined using a two-step approach with one or more of the following fair value measures including: present value techniques of estimated future cash flows; or valuation techniques based on multiples of earnings or revenue; or a similar performance measure.  Any such impairment charge could be significant and could have a material adverse effect on the Company’s reported financial statements.  The goodwill recorded as a result of the business combinations in the years presented is not deductible for tax purposes.

SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Table of Content

The Company operates as one reportable segment, which is also the only reporting unit. On December 31, 2009, based on the Public Share Price Methodology, the fair value exceeded the carrying value of the single reporting unit by over 72%. The impairment test on December 31, 2009 indicated that the goodwill was not impaired.  The Company also performed the annual assessment on December 31, 2008 and no indication of impairment was noted. Goodwill as of December 31, 2009 was $138 million. There can be no assurances that future goodwill impairments will not occur.

Interest Income and Other Expense, Net

Interest income and other expense, net consist primarily of interest income in the amount of $3.1 million, $7.0 million, and $11.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Share-Based Compensation

The Company measures and recognizes the compensation expenses for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on the grant date fair value estimated using a Black-Scholes option-pricing model.  The Company estimates the forfeiture rate at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation expense recognized in the Consolidated Statements of Operations are based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  The value of the portion of the award that is ultimately expected to vest is recognized as expenses using the straight-line single option method over the requisite service periods in the Company’s Consolidated Statements of Operations.

Share-based compensation expenses recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2009, 2008, and 2007 included compensation expenses for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 and compensation expenses for the share-based payment awards granted subsequent to December 31, 2005.  The grant date fair value for share-based payment awards granted has been estimated using a Black-Scholes option-pricing model.

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

Retroactive price protection rights resulting from price reductions on products previously sold to customers are contractually offered to the Company’s channel partners.  The Company evaluates the revenue impact of these rights carefully based on stock on hand in the channels and records a provision for estimated future price protection credit. Revenue from certain distributors is not recognized until these distributors sell the product to their customers.  As a consequence, there is no provision required for sales to these distributors.  In general, retroactive price adjustments are not significant.  At December 31, 2009, 2008, and 2007, the Company recorded a provision for price protection on sales to the Company’s channel partners in the amounts of $0, $200,000, and $985,000, respectively.

 SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Table of Content

Delivery to customers is generally deemed to occur when we deliver the product to a common carrier.  Certain distributor agreements provide customers with rights of return for stock rotation.  These stock rotation rights are generally limited to 15% to 25% of the distributor's purchases for the immediately prior 3 to 6 months period or contain other measurable restrictions, and we estimate reserves for these return rights as discussed below.  Certain distributors have rights of return under certain circumstances that are not limited; therefore, we do not deem delivery to have occurred for any sales to these distributors until they sell the product to their customers.

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

The Company assesses probability of collection based on a number of factors, including past transaction history with, and the credit-worthiness of, the customer.  The Company does not request collateral from its customers.  If the Company determines that collection of a fee is not reasonably assured, it defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

License and service revenue includes revenue from subscription service licenses, technical support services and perpetual software licenses. The Company recognizes revenue for subscriptions and services such as content filtering, anti-virus protection and intrusion prevention, and extended warranty and service contracts, ratably over the contract term.  The Company’s training, consulting and engineering services are generally billed and recognized as revenue as these services are performed.

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

 SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Table of Content

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

Income Taxes

The Company accounts for income taxes under the liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax basis of the Company’s assets and liabilities and their financial statement reported amounts.  Deferred tax assets are recorded for the future benefit of utilizing net operating losses, research and development credit carry forwards and temporary differences.  A valuation allowance is provided to reduce deferred tax assets to an amount for which realization is more likely than not.   For unrealized losses on debt securities held as available-for-sale, the Company records the tax impact in comprehensive income.  Valuation allowances relative to deferred tax assets established for unrealized losses on debt securities held as available-for-sale are evaluated separately from other deferred tax assets.  A valuation allowance is not recorded on such deferred tax assets as the company has the intent and ability to hold the underlying debt security until recovery, which may be maturity.

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

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expense totaled $1.2 million, $4.4 million, and $5.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has agreements with certain of its distributors to provide marketing development funds.  In 2008 and 2007, the Company accounted for such fees as a reduction in revenue, unless there is an identifiable benefit and the fair value of the charges can be reasonably estimated in which case the Company records these transactions as marketing expense.  In the years ended December 31, 2008, and 2007, the Company incurred operating expense for marketing development funds of $2.9 million, and $4.1 million, respectively. In 2009, the Company accounts for such funds as a reduction in revenue.

Computation of Net Income Per Share

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period.  Weighted average shares exclude shares subject to repurchase (“restricted shares”).  Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potential dilutive securities outstanding during the period.  Potential dilutive securities are composed of incremental common shares issuable upon the exercise of stock options.

 SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Table of Content

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007
Numerator:
Net income	$13,154	$4,881	$28,621
Denominator:
Weighted average shares used to compute basic EPS	53,914	56,069	64,305
Effect of dilutive securities:
Dilutive common stock equivalents	1,654	1,828	2,794
Weighted average shares used to compute diluted EPS	55,568	57,897	67,099
Net income per share:
Basic	$0.24	$0.09	$0.45
Diluted	$0.24	$0.08	$0.43

For the years ended December 31, 2009, 2008, and 2007, 15,000,856, 13,697,705, and 838,437 stock options with a weighted average exercise price of $8.49, $8.59, and $16.22, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period and therefore, the effect would be anti-dilutive.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and No. 2009-14, Certain Revenue Arrangements that include Software Elements (“ASU 2009-14”). These standards update FASB ASC 605, Revenue Recognition (“ASC 605”) and FASB ASC 985, Software (“ASC 985”). The amendments to ASC 605 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments to ASC 985 remove tangible products from the scope of software revenue guidance and provide guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. These amendments to ASC 605 and ASC 985 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company adopted these amendments on January 1, 2010.  Management estimates that the impact of the adoption on the Company’s consolidated financial statements will be a 2% increase in revenue recognized in the fiscal year with a corresponding decrease in deferred revenue.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”).  This standard updates FASB ASC 820, Fair Value Measurements (“ASC 820”). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company adopted ASU 2010-06 on January 1, 2010, which had no material impact on the Company’s consolidated financial statements.

 SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Table of Content

Note 3—Balance Sheet Components

The following table presents more information related to our balance sheet accounts.

	December 31,
	2009	2008
	(in thousands)
Prepaid expenses and other current assets:
Cash in escrow	$-	$5,104
Deferred compensation asset	4,150	3,430
Other prepaid expenses	3,921	3,327
	$8,071	$11,861

Property and equipment, net:
Equipment	$16,465	$19,787
Office equipment and furniture	4,923	5,371
Leasehold improvements	1,940	2,364
Software	5,330	10,824
	28,658	38,346
Less: accumulated depreciation	(18,839)	(28,803)
	$9,819	$9,543

Purchased intangibles and other assets, net:
Purchased intangible assets	$77,650	$77,650
Other assets	1,264	1,171
	78,914	78,821
Less: accumulated amortization	(65,605)	(61,493)
	$13,309	$17,328

Other accrued liabilities:
Accrued acquisition costs	$-	$5,104
Warranty reserves	537	575
Income taxes payable	2,177	97
Other accrued liabilities	3,556	4,531
	$6,270	$10,307

 SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Table of Content

Note 4—Financial Instruments

Available-for-sale securities

The following is a summary of our available-for-sale securities (in thousands):

As of December 31, 2009	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost
Corporate debt securities
Auction rate securities	$6,713	$-	$(3,296)	$10,009
Asset backed securities	16,470	15	(3,725)	20,180
Corporate bonds	59,648	68	(75)	59,655
Total corporate debt securities	82,831	83	(7,096)	89,844
Local government securities	1,004	-	-	1,004
U.S. government securities	55,004	3	(24)	55,025
Total available-for-sale securities	$138,839	$86	$(7,120)	$145,873

Included in cash equivalent	$3,999	$-	$-	$3,999
Included in short-term investments	119,094	86	(133)	119,141
Included in long-term investments	15,746	-	(6,987)	22,733
Total available-for-sale securities	$138,839	$86	$(7,120)	$145,873

As of December 31, 2008	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost
Corporate debt securities
Auction rate securities	$6,565	$-	$(3,444)	$10,009
Asset backed securities	34,905	60	(5,809)	40,654
Corporate bonds	12,816	26	(5)	12,795
Total corporate debt securities	54,286	86	(9,258)	63,458
U.S. government securities	22,336	35	(72)	22,373
Total available-for-sale securities	$76,622	$121	$(9,330)	$85,831

Included in short-term investments	$60,288	$116	$(248)	$60,420
Included in long-term investments	16,334	5	(9,082)	25,411
Total available-for-sale securities	$76,622	$121	$(9,330)	$85,831

The estimated fair value and amortized cost of available-for-sale securities by contractual maturity as of December 31, 2009 and 2008 were as follows (in thousands):

	As of December 31, 2009		As of December 31, 2008
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Due within one year	$71,793	$71,754	$29,320	$29,265
Due between one and five years	44,280	44,333	6,450	6,502
Due between five and ten years	-	-	1,697	1,687
Due after ten years	22,766	29,786	39,155	48,377
Total available-for-sale securities	$138,839	$145,873	$76,622	$85,831

 SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Table of Content

The proceeds and realized gains and losses from sales of available-for-sale securities, and the amount of the net unrealized gains and losses on available-for-sale securities that has been included in other comprehensive income for 2009, 2008, and 2007 were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Proceeds from sales	$103,783	$183,296	$326,660
Realized gains	28	67	-
Realized losses	(2)	(13)	-
Net unrealized gains (losses)
included in other comprehensive income	$2,175	$(6,925)	$(1,087)

The following tables provide the breakdown of the investments with unrealized losses for which other-than-temporary impairments have not been recognized in earnings at December 31, 2009 and 2008 (in thousands):

December 31, 2009	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
Available-for-sale securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities
Auction rate securities	$-	$-	$6,713	$(3,296)	$6,713	$(3,296)
Asset backed securities	6,794	(34)	9,317	(3,692)	16,111	(3,726)
Corporate bonds	22,097	(75)	-	-	22,097	(75)
Total corporate debt securities	28,891	(109)	16,030	(6,988)	44,921	(7,097)
U.S. government securities	28,636	(23)	3,354	(1)	31,990	(24)
Total marketable securities	$57,527	$(132)	$19,384	$(6,989)	$76,911	$(7,121)

December 31, 2008	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
Available-for-sale securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities
Auction rate securities	$6,565	$(3,444)	$-	$-	$6,565	$(3,444)
Asset backed securities	-	-	22,230	(5,809)	22,230	(5,809)
Corporate bonds	618	(5)	-	-	618	(5)
Total corporate debt securities	7,183	(3,449)	22,230	(5,809)	29,413	(9,258)
U.S. government securities	8,232	(72)	-	-	8,232	(72)
Total marketable securities	$15,415	$(3,521)	$22,230	$(5,809)	$37,645	$(9,330)

As of December 31, 2009, the Company had 43 investments with unrealized losses for which other-than-temporary impairments have not been recognized in earnings.

In February 2008, auctions began to fail for the ARS. Since auctions for ARS continue to fail, the investments are not currently liquid. The Company does not expect the need to access these funds in the short-term, however, in the event the Company needs to access these funds, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature. Based on these factors, along with the underlying maturities of the securities, a portion of which is greater than 20 years, the Company has classified these ARS except the ARS from UBS as long-term assets on its Consolidated Balance Sheet as of December 31, 2009.  As of December 31, 2008, the Company classified all ARS as long-term assets in its Consolidated Balance Sheet. The failures of these auctions do not affect the value of the collateral underlying the ARS, and the Company continues to earn and receive interest on its ARS based on a pre-determined formula. The Company intends to

 SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Table of Content

retain its investment in these ARS until the earlier of anticipated recovery in market value or maturity and as a result has not recorded an other-than-temporary loss on these ARS.

As of December 31, 2009, the Company had $7.4 million in ABS backed by agencies of the U.S. Government.  These securities could be generally liquidated within a timeframe of three to nine months and are included in short-term investments on the consolidated balance sheet.  For the remaining $9.0 million in non-government backed ABS, the market continues to be illiquid.  As a result, the Company has classified these as long-term investments.  The Company has both the intent and the ability to hold these investments until a recovery of the fair value occurs, which may be at maturity, evidenced by its cash and short-term investment position and the ability to generate positive cash flows from its operations.

The unrealized losses on U.S. corporate debt and U.S. government agency securities were the result of overall market risk aversion, lack of demand for securities that are not government guaranteed, and the relative widening of credit spreads relative to the U.S. treasuries. The Company believes that it will be able to collect all principal and interest amounts due at maturity given the high credit quality of these investments. Since the decline in the market value is attributable to changes in market conditions and not credit quality, and since the Company has the ability and intent to hold these investments until a recovery of par value, which may be maturity, the Company does not consider these investments to be other-than temporarily impaired as of December 31, 2009.

Trading securities

In November 2008, the Company accepted an offer (the “Right”) from UBS entitling the Company to sell to UBS at par value ARS originally purchased from UBS (approximately $45.3 million, par value) at anytime during the period June 30, 2010 through July 2, 2012.  In accepting the Right, the Company also granted UBS the authority to sell or auction the ARS at par at any time after accepting the offer until the expiration date of the offer provided that the Company receive par value of their ARS.  As part of the offer, the Company released UBS from any claims relating to the marketing and sale of ARS. Although the Company expects to sell its ARS under the Right, if the Right is not exercised before July 2, 2012, the Right will expire and UBS will have no further right or obligation to buy the Company’s ARS. UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.

The Company believes the enforceability of the Right results in a put option and should be recognized as a separate freestanding asset and accounted for separately from the ARS investment. The Company valued the Right using a discounted cash flow approach including estimates of interest rates, timing and amount of cash flows, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change if the underlying sources of these assumptions and market conditions change. As of December 31, 2009 and 2008, the Company recorded $4.9 million and $7.6 million, respectively, as the fair value of the put option asset.

Prior to accepting the UBS offer, the Company recorded its ARS as available-for-sale investments. In connection with the acceptance of the UBS offer in November 2008, resulting in a right to require UBS to purchase the ARS at par value beginning on June 30, 2010, the Company has reclassified the related portion of its ARS subject to the Right and held by UBS from available-for-sale securities to trading securities. The transfer to trading securities reflects management’s intent to exercise its put option during the period from June 30, 2010 to July 3, 2012. Upon the reclassification of the related ARS to trading securities as of December 31, 2008, the Company immediately recognized a loss of $7.8 million, included in Interest and other income, net, for the amount of the unrealized loss not previously recognized in earnings.  This loss was offset against the fair value of the put option asset, which was $7.6 million.

As of December 31, 2009, the ARS from UBS and its related Right are still held as trading securities and the unrealized gains on trading securities that have been included in net income for the year ended December 31, 2009, were $190,000, net of losses on the related offer from UBS.

 SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Table of Content

Fair Value of Financial Instruments

The following table represents the Company’s assets and liabilities required to be measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$23,981	$23,981	$-	$-
Asset backed securities (2)	16,470	-	7,429	9,041
Auction rate securities (3)	43,823	-	-	43,823
Auction rate securities right (4)	4,875	-	-	4,875
Other available-for-sale securities (5)	115,656	115,656	-	-
Total	$204,805	$139,637	$7,429	$57,739

The following table represents the Company’s financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money Market Funds (1)	$25,211	$25,211	$-	$-
Asset Backed Securities (2)	34,905	-	-	34,905
Auction Rate Securities (3)	44,079	-	-	44,079
Auction Rate Securities Right (4)	7,640	-	-	7,640
Other available-for-sale Securities (5)	35,152	35,152	-	-
Total	$146,987	$60,363	$-	$86,624
_______________
Note:
(1)	Classified as cash and cash equivalents.
(2)
The balance at December 31, 2009 consists of $7.4 million classified as short-term investments and $9.0 million classified as long-term investments. The balance at December 31, 2008 consists of $25.1 million classified as short-term investments and $9.8 million classified as long-term investments.

(3)
The balance at December 31, 2009 consists of $37.1 million classified as short-term investments and $6.7 million classified as long-term investments. The balance at December 31, 2008 consists totally of long-term investments.

(4)	Classified as short-term investments in 2009 and long-term investments in 2008.
(5)	Classified as short-term investments.

Historically, the fair value of the ARS and the ABS investments approximated par value due to the frequent resets through the auction process.  While the Company continues to earn interest on its ARS and ABS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value.

For ABS backed by the U.S. Government, the securities were valued using a matrix pricing methodology which was derived from sales of similar bonds in the market. Some of the observable inputs used in this methodology include prepayment speeds, loss severities, credit risks, maturities, and collateral. The Company considers the fair value was derived from level 2 inputs.

 SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Table of Content

For ABS not backed by the U.S. Government, the investment firm holding the securities valued the investments at $8.6 million. The Company engaged an independent investment firm’s trading desk to go into the market and solicit actual bids for the securities. The bids received aggregated to a fair value of $9.0 million. The Company determined the fair value of these securities should be $9.0 million and the fair value was derived from level 3 inputs.

For ARS, the Company used a discounted cash flow model to determine the value at each reporting period.  The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of December 31, 2009, interest rates, timing and amount of cash flows, credit and illiquidity premiums, and expected holding periods of the ARS.  The Company valued the Right as a put option asset using a discounted cash flow approach including estimates of interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.

The assumptions used in valuing the ARS, the ABS, and the right are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

The other available-for-sale securities consist of U.S. Treasury and U.S. government agency securities, municipal notes and bonds, corporate notes and bonds, and commercial paper. These are all high quality investments. The Company values these securities based on pricing from its brokers, which use quoted prices in active markets for identical assets.

The following table presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2009 and 2008 (in thousands):

	Asset Backed Securities	Auction Rate Securities	Auction Rate Securities Right	Total (1)
Balance at December 31, 2007	$-	$-	$-	$-
Transfers to Level 3	40,655	79,100	-	119,755
Purchases, sales, issuances and settlements, net	-	(23,727)	-	(23,727)
Total realized or unrealized gains or (losses)
Included in other comprehensive loss	(5,750)	(3,444)	-	(9,194)
Included in earnings	-	(7,850)	7,640	(210)
Balance at December 31, 2008	$34,905	$44,079	$7,640	$86,624
Transfers out of Level 3	(7,429)			(7,429)
Purchases, sales, issuances and settlements, net	(20,374)	(3,351)		(23,725)
Total realized or unrealized gains or (losses)
Included in other comprehensive income	2,038	148		2,186
Included in earnings	(99)	2,947	(2,765)	83
Balance at December 31, 2009	$9,041	$43,823	$4,875	$57,739

The amount of total gains or (losses) for the period
included in earnings attributable to the change
in unrealized gains or losses relating to assets
still held at December 31, 2009	$-	$2,955	$(2,765)	$190
_______________
Note:
(1)
The balance at December 31, 2008 consists entirely of long-term investments. The balance at December 31, 2009 consists of $49.4 million classified as short-term investments and $15.7 million classified as long-term investments.

 SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Table of Content

Note 5—Income Taxes

The benefit (provision) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current tax expense:
Federal	$(9,927)	$(4,541)	$(1,710)
State	(1,513)	(805)	(583)
Foreign	(653)	(484)	(399)
	(12,093)	(5,830)	(2,692)
Deferred tax benefit (expense):
Federal	4,502	(269)	11,920
State	1,005	528	8,373
	5,507	259	20,293
Total	$(6,586)	$(5,571)	$17,601

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

The available positive evidence at December 31, 2007, included three years of cumulative historical operating profits, a projection of future income sufficient to realize most of the remaining deferred tax assets, and other evidence.  The Company recorded a partial valuation allowance release of $23.5 million in fiscal year 2007, because as of December 31, 2007, it was considered more likely than not that the Company’s deferred tax assets would be realized with the exception of certain acquired net operating losses due to the annual “change in ownership” limitation by the Internal Revenue Code of 1986, as amended. The Company does not forecast future income beyond a 5-year time horizon to determine if these deferred tax assets can be realized.  At December 31, 2009, the Company continues to believe that a valuation allowance is not necessary with the exception of certain acquired net operating losses.  The change in valuation allowance in fiscal 2009 was primarily related to positive future income sufficient to realize a portion of these acquired net operating losses.  The remaining valuation allowance of approximately $8.6 million as of December 31, 2009, would result in a credit to income tax expense if and when the Company concludes it is more likely than not that the related deferred tax assets will be realized.

As of December 31, 2009, the Company believed that the amount of deferred tax assets recorded on our balance sheet would ultimately be recovered.  However, should there be a change in the Company’s ability to recover the deferred tax assets, the tax provision would increase in the period in which SonicWALL determines that it is more likely than not that the Company cannot recover the deferred tax assets.  If the Company has to re-establish a full valuation allowance against the deferred tax assets, it would result in an increase of $33.3 million to income tax expense.

 SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Table of Content

Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$15,581	$17,190
Inventory reserves	1,697	1,137
Deferred revenue	6,706	2,434
Tax credits	5,701	5,951
Share-based compensation	7,061	5,469
Unrealized loss on available-for-sale securities	2,750	3,614 (1)
Other reserves and accruals	10,144	12,322
	49,640	48,117
Deferred tax liabilities:
Intangible assets	(5,032)	(6,490)
Net deferred tax assets before valuation allowance	44,608	41,627
Valuation allowance	(8,589)	(10,184)
Net deferred tax assets	$36,019	$31,443

(1) As restated.

As of December 31, 2009, the Company had cumulative net operating loss carry-forwards for federal and state income tax reporting purposes of approximately $38.5 million and $52.8 million, respectively.  The federal net operating loss carry-forwards expire through the year 2027 and the state net operating loss carry-forwards expire at various dates through the year 2019.

As of December 31, 2009, the Company had cumulative carry-forwards for research and development credits for federal and state income tax purposes of approximately $4.5 million and $9.8 million, respectively. These state research and development credits can be carried forward indefinitely.

The utilization of certain acquired net operating losses and tax credits are subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions.  As a result, the annual limitation may result in the expiration of net operating losses and tax credits before utilization.

Additionally, the Company determined that certain gross deferred tax assets related to the acquired companies as of December 31, 2009, required a valuation allowance.  At December 31, 2009, a partial valuation allowance of $8.6 million had been recorded for a portion of the acquired deferred tax assets as a result of the uncertainties regarding realization of the assets based upon the limitation on the use of the net operating losses in the future.  If and when such deferred tax assets become realizable, the benefit will be credited to income tax expense.  In fiscal year 2008, the Company utilized $283,000 of the deferred tax assets related to the acquired companies resulting in a reduction in goodwill.  The Company’s overall change in valuation allowance was $(1.6) million, $(0.5) million, and $(25.7) million for the years ended December 31, 2009, 2008 and 2007, respectively.

Restatement

During the preparation of the Annual Report on Form 10-K for the year ended December 31, 2009, the Company determined there was an omission in recording deferred tax assets associated with net unrealized losses on available for sale securities in fiscal years 2008 and 2007.  As the net unrealized losses from available-for-sale securities are recognized through Other Comprehensive Income, the impacts of these errors do not affect tax expense and are recorded in Other Comprehensive Income. Consequently, the Company has restated the Consolidated Balance Sheet as of December 31, 2008 and the Consolidated Statement of Shareholder’s Equity for the years ended December 31, 2008 and December 31, 2007.  The errors have no effect on the previously reported Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

 SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Table of Content

The adjustments had the effect of increasing our deferred tax assets by $3.6 million, $0.9 million and $0.5 million as of December 31, 2008, 2007 and 2006, respectively, with corresponding increases to other comprehensive income for the same amounts.

The Company’s effective tax rate on income differs from the U.S. Federal statutory regular tax rate as follows:

	Year Ended December 31,
	2009	2008	2007
Federal statutory rate	35%	35%	35%
State taxes, net of federal benefit	5%	8%	5%
IPR&D	-	-	7%
Share-based compensation	9%	23%	22%
Tax credits	(8%)	(22%)	(21%)
Change in valuation allowance	(8%)	-	(213%)
Other	-	9%	5%
	33%	53%	(160%)

Undistributed earnings of the Company’s foreign subsidiaries of approximately $5.0 million at December 31, 2009, are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

The Company’s income before income taxes was earned in the following jurisdictions (in thousands):

	Year Ended December 31,
	2009	2008	2007
Domestic	$17,638	$8,497	$9,529
Foreign	2,102	1,955	1,491
Total	$19,740	$10,452	$11,020

In July 2006, the FASB issued Financial Interpretation 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) (codified primarily in FASB ASC Topic 740, “Income Taxes”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007.  In accordance with ASC 740-10-45 (formerly known as FIN 48, paragraph 19), the Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. As a result of the implementation of FIN 48, the Company recognized an $89,000 increase in liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

The Company recognizes tax liabilities in accordance with FASB ASC Topic 740 and adjusts these liabilities when judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

 SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Table of Content

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	2009	2008	2007
At January 1	$1,696	$1,657	$3,124
Increases in tax positions for prior years	145	86	726
Decreases in tax positions for prior years	(131)	(406)	(2,443)
Increases in tax positions for current years	512	359	250
Settlements	-	-	-
Lapse in statute of limitations	-	-	-
At December 31	$2,222	$1,696	$1,657

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations.

The Company had unrecognized tax benefits of approximately $2.2 million as of December 31, 2009. Included in the balance of unrecognized tax benefits at December 31, 2009, 2008 and 2007 respectively, are $2.2 million, $1.7 million and $0.4 million of tax benefits that, if recognized, would affect the effective tax rate.  Accrued interest and penalties are immaterial as of December 31, 2009 and 2008 and included in the unrecognized tax benefits.

The Company’s unrecognized tax benefits include state exposures from not filing state tax returns.  The Company does not expect any material changes in unrecognized tax benefits within the next 12 months.

The Company is subject to taxation in the United States and various states and foreign jurisdictions.  As of December 31, 2009, the Company’s tax years from 2006 through 2009 are subject to examination by the tax authorities.  With few exceptions, as of December 31, 2009, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2006.

Note 6—Acquisitions

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

The Company allocated the purchase price based upon the fair value of the assets acquired and liabilities assumed.  The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been allocated to the identified intangible assets.  The following is the final allocation of the purchase consideration (in thousands):

 SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Table of Content

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

Note 7—Goodwill and Purchased Intangibles

The following table presents the changes in goodwill (in thousands):

	December 31,
	2009	2008
Balance as of beginning of the year	$138,470	$138,753
Tax adjustment related to acquisitions (see Note 5)	-	(283)
Balance at the end of the year	$138,470	$138,470

 SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Table of Content

Intangible assets for the year ended December 31, 2009 and 2008 consist of the following (in thousands):

		December 31, 2009			December 31, 2008
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Purchased technology	70 month	$43,211	$(36,839)	$6,372	$43,211	$(33,822)	$9,389
Non-compete agreements	36 month	7,249	(7,249)	-	7,249	(7,249)	-
Customer base	77 month	26,690	(21,017)	5,673	26,690	(19,922)	6,768
Other	16 month	500	(500)	-	500	(500)	-
Total intangibles	69 month	$77,650	$(65,605)	$12,045	$77,650	$(61,493)	$16,157

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

All of the Company’s intangible assets excluding goodwill are subject to amortization.  Estimated future amortization expense to be included in cost of revenue and in operating expenses is as follows (in thousands):

Fiscal Year	Amortization Amount to Cost of Revenue	Amortization Amount to Operating Expenses
2010	$2,374	$1,095
2011	1,382	1,095
2012	1,382	1,008
2013	803	990
2014	225	990
Thereafter	206	495
Total	$6,372	$5,673

Note 8—Restructuring Charges

During the first quarter of fiscal year 2008, the Company commenced the implementation of a 2008 restructuring plan associated primarily with the relocation of support activities, the closure of facilities in Pune, India and Sunnyvale, California, and other employee reductions for the purpose of better integration and alignment of Company functions.  The Company recorded $1.0 million in restructuring expenses related to costs associated with the termination of 21 employees across multiple geographic regions and functions, primarily related to severance, benefits and related costs.  Furthermore, the Company recorded additional restructuring costs of $0.8 million in connection with facilities and property and equipment that was disposed of or removed from service.  As of December 31, 2009, the Company had no remaining liability relating to the restructuring activities.

 SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Table of Content

The following tables set forth an analysis of the components of the 2008 restructuring plan and the payments made in 2008 and 2009 (in thousands):

	Employee Severance Benefits	Facility Costs	Total
Accrual balance at December 31, 2007	$-	$-	$-
Restructuring charges incurred	1,042	762	1,804
Impairment charges recorded	-	(56)	(56)
Adjustment	(125)	-	(125)
Cash paid	(917)	(634)	(1,551)
Accrual balance at December 31, 2008	-	72	72
Cash paid	-	(72)	(72)
Accrual balance at December 31, 2009	$-	$-	$-

Note 9—Shareholders’ Equity

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

The purchase price for the shares of the Company’s common stock repurchased was reflected as a reduction to shareholders’ equity and allocated as a reduction to retained earnings and common stock and additional paid-in capital.

Note 10—Segment Reporting

The Company conducts its business within one business segment.  The Company has determined that the Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer (“CEO”).  The CODM allocates resources and assesses the performance of the Company as a whole by functional area.

 SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Table of Content

Revenue by product category is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
UTM	$155,052	$164,788	$147,696
SCM	19,805	22,988	23,604
SSL	17,160	20,668	15,706
CDP	8,558	10,200	12,193
Total	$200,575	$218,644	$199,199

Revenue by geographic region, based on ship-to address, is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
United States	$135,102	$143,913	$135,000
All other countries	65,473	74,731	64,199
Total	$200,575	$218,644	$199,199

Long-lived assets, which consist primarily of property and equipment, by geographic region based on the location of the assets, are presented as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
United States	$8,658	$8,301	$8,558
All other countries	2,426	2,414	1,756
Total	$11,084	$10,715	$10,314

The following three customers accounted for 10% or more of the Company’s revenue:

	Year Ended December 31,
	2009	2008	2007
Ingram Micro	18%	16%	16%
Tech Data	17%	17%	17%
Arrow	11%	16%	18%

Revenue derived from Ingram Micro, Tech Data, and Arrow is solely in the Americas.  No other customer represented more than 10% of our sales in those years.

Note 11—Commitments and Contingencies

Lease Commitments

The Company leases office space in several U.S. locations including California, Washington, and Arizona. Additional facilities are leased worldwide under leases that expire at various dates ranging from 2010 to 2015.

The Company’s corporate headquarters and executive offices are located in approximately 72,000 square feet of office space in San Jose, California under a lease that expires in September 2014.  The lease provides for a one year renewal option. In addition, the Company leases office space of approximately 32,000 square feet in Tempe, Arizona.  The lease term is for 7.5 years and expires in August 2015.  The base rent for this lease escalates annually at 3%.

 SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Table of Content

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

In November 2008, the Company expanded its existing facility in Shanghai, China to a total of approximately 16,000 square feet of office space to carry out our research and development activities. The lease term is for a period of three years and expires in November 2011. The base rent was increased by 15% in September 2009 as agreed.

In December 2009, the Company expanded its existing facility in the United Kingdom to a total of approximately 7,000 square feet of office space to carry out our sales and technical support activities. The lease term will expire in February 2013.

Rent expense for the Company was approximately $3.4 million, $4.1 million, and $ 2.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Future annual minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year as of December 31, 2009 were as follows (in thousands):

Year Ending December 31,
2010	$4,265
2011	3,833
2012	3,055
2013	2,150
2014	1,614
Thereafter	406
Total	$15,323

Purchase Commitments (Unaudited)

The Company outsources its manufacturing function to third party contract manufacturers, and at December 31, 2009 it had purchase obligations totaling $19.6 million.  Of this amount, $16.7 million cannot be cancelled and is payable within one year.  The Company is contingently liable for any inventory owned by a contract manufacturer that becomes excess and obsolete.  As of December 31, 2009, $21,000 had been accrued for excess and obsolete inventory held by our contract manufacturers.  In addition, as of December 31, 2009, in the normal course of business, the Company had $0.6 million in non-cancelable purchase commitments.

 SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Table of Content

Product Warranties

The Company's standard warranty period for its products is one year and includes repair or replacement obligations for units with product defects.  The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates.  If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required.  However, the Company concluded that no adjustment to pre- existing warranty accruals were necessary for the years ended December 31, 2009, 2008 or 2007, respectively.  A reconciliation of the changes to the Company's warranty accrual is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Beginning balance	$575	$741	$811
Accruals for warranties issued	356	919	854
Settlements made during the period	(394)	(1,085)	(924)
Ending balance	$537	$575	$741

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

 SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Table of Content

Legal Proceedings

On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000.  Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s.  All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin.  On April 19, 2002, plaintiffs filed an amended complaint.  The amended complaint alleged claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and sought damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings.  After more than seven (7) years after the filing of the initial compliant, the parties filed formal settlement papers with the Count on April 2, 2009. On June 9, 2009, the Court, without altering any of the terms of the proposed settlement, issued an order granting preliminary approval of the settlement. On October 5, 2009 the Court issued an order of final approval of the settlement. Under the terms of the settlement, the insurers will pay the full amount of the settlement share allocated to the Company, and the Company will not be required to make any payments. The Company, as well as the officer and director defendants who were previously dismissed from the action without prejudice pursuant to tolling agreements, receive complete dismissals from the case. Subsequent to the court order, several groups of objectors indicated their intent to appeal once judgments have been entered. Judgments were entered and the case in now before the appeals court. These developments will, at a minimum, delay the effective date of the settlement. Under the terms of the settlement, the settlement does not become effective until final judgment in each case is either upheld on appeal or is no longer subject to appeal. If the settlement is overturned on appeal and the litigation against the Company continues, the Company believes it has a meritorious defense and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this matter. As a result, no loss has been accrued in the Company’s financial statements as of December 31, 2009.

On October 8, 2008, Northpeak Wireless, LLC filed a complaint captioned Northpeak Wireless, LLC v. 3Com Corporation, et al, No. CV-08-J-1813-NE, in the United States District Court for the Northern District of Alabama. The complaint names thirty one (31) defendants, including the Company. The complaint alleges that the Company makes, uses, sells, offers to sell, and/or imports products that incorporate and/or utilize direct sequence spread spectrum wireless technology that infringes U.S. Patent No. 4,977,577 (the “577 Patent”) and U.S. Patent No. 5,987,058 (the “058 Patent”) and seeks a judgment that the Company has infringed, actively induced infringement and/or contributorily infringed the 577 Patent and the 058 Patent. The complaint seeks an award of unspecified damages, pre-judgment and post-judgment interest together with costs, expenses and attorneys’ fees. On January 21, 2009, the Court granted the motion made by the defendants, including SonicWALL, to transfer the case to the Northern District of California. On August 28, 2009, the Court granted a stay in this case pending the results of a request for reexamination filed on behalf of certain of the defendants, not including the Company. The Company intends to defend the case vigorously. No estimate can be made at this time of the possible loss or possible range of loss, if any, associated with the resolution of this matter. As a result, no loss has been accrued in the Company’s financial statements as of December 31, 2009.

On May 29, 2009, Enhanced Security Research, LLC filed a complaint captioned Enhanced Security Research LLC v. Cisco Systems, Inc., et al, C.A. No. 09-390 in the United States District Court for the District of Delaware. The complaint names ten (10) defendants, including the Company. The complaint alleges that the Company makes, uses, offers to sell within the United States past, present, and future versions of products and/or methods that use intrusion detection and prevention systems that infringe or contribute to the infringement of  U.S. Patent No. 6,119,236 (the “236 Patent”) and U.S. Patent No. 6,304,975 B1 (the “975 Patent”). The complaint seeks a declaration that the Company has infringed the 236 Patent and the 975 Patent, a permanent injunction against further infringement and contributory infringement, unspecified damages, pre-judgment and post-judgment interest together with costs and attorneys’ fees. The Company intends to defend the case vigorously. No estimate can be made at this time of the possible loss or possible range of loss, if any, associated with the resolution of this matter. As a result, no loss has been accrued in the Company’s financial statements as of December 31, 2009.

 SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Table of Content

On July 9, 2009, Southwest Technology Innovations LLC filed a complaint captioned Southwest Technology Innovations LLC v. St. Bernard Software, Inc., et al, 09-CV-1487-JAH-JMA in the United States District Court for the Southern District of California. The complaint names six (6) defendants, including the Company. The complaint alleges that the Company makes, uses, imports, sells, offers to sell, induces, aids and abets, encourages others or contributes to other use of certain products of the Company that infringe or contribute to the infringement of U.S. Patent No. 6,952,719 (the “719 Patent”) via its update functions that update software and/or firmware. The complaint seeks a judgment that the Company infringes the 719 Patent, unspecified damages, prejudgment interest not less than a reasonable royalty, and such other further relief as the court or jury may deem proper. The Company intends to defend the case vigorously. No estimate can be made at this time of the possible loss or possible range of loss, if any, associated with the resolution of this matter. As a result, no loss has been accrued in the Company’s financial statements as of December 31, 2009.

On August 28, 2009, Meteora, LLC filed a complaint captioned Meteora, LLC v. Marshal8E6, et al, CV09-6293-PSG (JEMx) in the United States District Court for the Central District of California. The complaint names twenty three (23) defendants, including the Company. The complaint alleges that the Company has been and now is infringing, inducing and/or contributing to others’ infringement of U.S. Patent No. 6,782,510 (the “510 Patent”) literally and/or under the doctrine of equivalents, by making, using, importing, selling, offering to sell word checking products, including, but not limited to, its email security products. The complaint seeks a judgment that the Company infringes, contributed and/or actively induced others’ infringement of the 510 Patent, a preliminary and permanent injunction from further acts of infringement of the 510 Patent, unspecified damages, prejudgment interest and post-judgment interest at the maximum rate allowed by law, attorneys’ fees, enhanced damages pursuant to 35 U.S.C. Section 284, compulsory future royalties, court costs and such other and further relief as the Court deems proper. On February 5, 2010, the parties reached a settlement, including customary releases and covenants. The settlement did not have a material impact on the Company’s financial condition or results of operations and has been recognized in the Company’s consolidated financial statements as of December 31, 2009. On February 10, 2010, the Court issued an order of dismissal with prejudice.

Additionally, the Company is, from time to time, a party to routine litigation incidental to its business.  The Company believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial statements taken as a whole or its results of operations, financial position, and cash flows.

Note 12—Employee Benefits

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

For the years ended December 31, 2009, 2008, and 2007, the Company issued approximately 374,000, 377,000, and 379,000 shares, respectively, under the ESPP.  At December 31, 2009, 937,126 shares were available for future issuance under the ESPP.  The weighted average purchase price of the shares issued under the ESPP in 2009, 2008, and 2007 was $3.76, $6.45, and $7.21 per share, respectively.  The weighted average fair value of shares issued under the ESPP was $1.54, $2.03, and $2.34 per share, respectively, for 2009, 2008, and 2007.

 SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Table of Content

Employee Stock Incentive Plans

As of December 31, 2009, the Company had two stock incentive plans (together the “Equity Incentive Plans”): the shareholder approved 2008 Equity Incentive Plan (the “2008 Plan”) and the Board approved 2008 Inducement Equity Incentive Plan (the “2008 Inducement Plan”). The 2008 Plan was approved by the Company’s shareholders on June 10, 2008. In connection with the acquisitions of various companies, the Company assumed the share-based awards granted under stock incentive plans of the acquired companies. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations and the other factors disclosed by the Company in its filings under the Securities Exchange Act of 1934, as amended. The Company’s primary stock incentive plans are summarized as follows:

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

 SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Table of Content

Employee Stock Incentive Plans

Stock Option Awards

The following table summarizes the Company’s stock option activities under the Equity Incentive Plans:

	Number of Shares Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2006	16,657,520	$6.85
Options assumed related to acquisition	744,043	$8.44
Granted	3,295,880	$8.82
Exercised	(2,269,940)	$6.30
Canceled	(1,234,350)	$7.74
Balance at December 31, 2007	17,193,153	$7.30
Granted	4,752,037	$7.94
Exercised	(446,923)	$6.44
Canceled	(1,939,787)	$8.36
Balance at December 31, 2008	19,558,480	$7.30
Granted	1,445,300	$7.94
Exercised	(362,177)	$4.80
Canceled	(599,052)	$7.66
Balance at December 31, 2009	20,042,551	$7.45

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2009:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.30 – $ 0.45	38	5.6	$0.30	$278	38	$0.30	$278
$ 1.41 – $ 2.12	6,859	0.6	1.41	42,526	6,859	1.41	42,526
$ 2.87 – $ 4.31	2,817,020	3.2	3.44	11,745,077	2,774,618	3.43	11,586,882
$ 4.32 – $ 6.48	2,615,167	4.5	5.66	5,104,292	2,562,051	5.66	4,998,344
$ 6.49 – $ 9.74	13,867,813	6.9	8.10	555,532	8,744,316	8.07	549,740
$ 9.75 – $14.63	497,044	6.3	10.53	-	369,415	10.60	-
$14.64 – $21.96	118,610	1.5	17.67	-	118,610	17.67	-
$21.97 – $32.96	20,000	0.4	29.75	-	20,000	29.75	-
$32.97 – $49.46	100,000	0.5	45.56	-	100,000	45.56	-
Total	20,042,551	6.0	$7.45	$17,447,705	14,695,907	$7.20	$17,177,770

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $7.61 as of December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.  The total number of in-the-money options exercisable as of December 31, 2009 was 7.9 million.

 SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Table of Content

Restricted Stock Unit Awards

The Company grants RSUs under the 2008 Plan. Each RSU issued is counted as two shares toward the limit of shares available under the 2008 Plan.  The Company issues new shares of common stock upon the vesting of RSUs.

The following table summarizes the Company’s RSU activities as of December 31, 2009 under the Equity Incentive Plans:

	Restricted Stock Units	Weighted Average Price per Share
Balance at December 31, 2008	-	$-
Granted	52,500	$5.82
Balance at December 31, 2009	52,500	$5.82

Share-Based Awards Available for Grant

A summary of share-based awards available for grant are as follows:

Share-Based Awards Available for Grant
Balance at December 31, 2006	791,563
Authorized	2,615,425
Options granted	(3,295,880)
Options canceled/expired	1,186,970
Balance at December 31, 2007	1,298,078
Authorized	3,799,104
Options granted	(4,752,037)
Options canceled/expired	1,529,422
Option Retired	(89)
Balance at December 31, 2008	1,874,478
Options granted	(1,445,300)
Restricted stock units granted	(105,000)
Options canceled/expired	544,155
Balance at December 31, 2009	868,333

Fair Value Disclosure

The share-based compensation expenses recognized for the years ended December 31, 2009, 2008, and 2007 were as follows (in thousands):

	2009	2008	2007
Cost of sales	$501	$532	$524
Research and development	2,763	3,290	4,642
Sales and marketing	3,285	3,802	4,824
General and administrative	2,637	2,993	3,987
Share-based compensation expense	$9,186	$10,617	$13,977

 SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Table of Content

The weighted average grant-date fair value of options granted for the year ended December 31, 2009, 2008, and 2007 was $3.17, $2.68, and $2.92 per share, respectively.  The total fair value of options vested during the year-ended December 31, 2009 was $9.4 million.  The total intrinsic value of options exercised during the year-ended December 31, 2009 was $0.9 million.  The total cash received from employees as a result of employee stock option exercises and employee stock purchase plan during the year ended December 31, 2009 was $3.1 million.  In connection with these exercises, there was a tax benefit of $124,000 realized by the Company due to the Company’s current tax position. The weighted average remaining contractual term for options exercisable at December 31, 2009 was 5.38 years.  The Company issues new shares of common stock upon exercise of stock options.  The total compensation cost (gross) related to non-vested options not yet recognized at December 31, 2009 was $14.4 million and the weighted-average period over which this amount is expected to be recognized is 2.70 years.

The Company has assumed certain option plans in connection with business combinations.  Generally, the options granted under these plans have terms similar to the Company’s own options.  The exercise prices of such options have been adjusted to reflect the relative exchange ratios.

The Company estimates the fair value of stock options using a Black-Scholes option-pricing model to determine the fair value of share-based awards, and consistent with that used pro forma disclosures for grants awarded prior to December 31, 2005.  The Black-Scholes option-pricing model incorporates various and highly subjective assumptions including expected volatility, expected term and interest rates. Although the fair value of employee stock options is determined using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Expected Volatility:  The Company used a combination of historical and implied volatility (“blended volatility”) in deriving its expected volatility assumption.  Implied volatility was derived based on traded options on the Company’s common stock with a minimum term of six months.  The selection of the blended volatility approach was based upon the availability of traded options on the Company’s stock and the Company’s assessment that blended volatility is more representative of future stock price trends than historical volatility alone.  In calculating blended volatility, historical and implied volatility were weighted equally.

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

The assumptions used to estimate the fair value of stock options granted under the Company’s Stock Option Plans using the Black-Scholes option pricing model for the year ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Expected volatility	44.6% to 58.3%	40.6% to 46.6%	39.4% to 43.9%
Risk-free interest rate	1.3% to 2.3%	1.2% to 3.0%	3.2% to 5.1%
Expected life	3.5 to 4.6 years	3.5 to 3.7 years	2.9 to 3.5 years
Dividend yield	-	-	-

 SONICWALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Table of Content

The fair value of purchase rights issued under the Employee Stock Purchase Plan was estimated using the following assumptions for the year ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Expected volatility	56.3% to 73.9%	42.8% to 43.3%	30.3% to 34.3%
Risk-free interest rate	0.3% to 0.6%	2.0% to 2.8%	4.1% to 5.2%
Expected life	0.5 to 1 year	0.5 to 1 year	0.5 to 1 year
Dividend yield	-	-	-

Pension Plan

The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees.  The Company’s contribution to this plan is discretionary.  The Company provided for a discretionary matching contribution in an amount equal to 50% of the employee contribution up to a maximum of $2,000 annually for each participant.  All such employer contributions vested immediately. Effective April 24, 2009, the discretionary matching contribution made by the Company was discontinued. The Company has expensed approximately $403,000, $758,000, and $678,000 of employer contributions for the years ended December 31, 2009, 2008 and 2007, respectively.

Deferred Compensation Plan

SonicWALL has a deferred compensation plan (“DCP”) to provide specified benefits to, and help retain, a select group of management and highly compensated employees and directors (“Participants”) who contribute materially to the Company’s continued growth, development, and future business success.  Under the DCP, Participants may defer up to 80% of their salary and up to 100% of their annual bonus and commission.  Each Participant’s deferral account is credited with an amount equal to the net investment return of one or more equity or bond funds selected by the Participant.  Amounts in a Participant’s deferral account represent an unsecured claim against the Company’s assets and are paid, pursuant to the Participant’s election, in a lump sum or in quarterly installments at a specified date during the participant’s employment or upon the Participant’s termination of employment with the Company.  The Company pays for the insurance coverage provided under this plan, but does not make any contributions to this plan.  In August 2008, the Compensation Committee of the Board of Directors (“Committee”) approved an amended and restated DCP designed to comply with Section 409A of the Internal Revenue Code of 1986, as amended. In October 2008, the Committee adopted certain clerical modifications to the DCP which are all in accordance with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended. At December 31, 2009, the trust assets and the corresponding deferred compensation liabilities were $4,150,000 and $4,101,000, respectively, and are included in other current assets and other current liabilities, respectively.

Table of Content

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company, with the participation of our Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Chief Accounting Officer (CAO), has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2009.  Based on the evaluation, the CEO, CFO and CAO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009 for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The management, under the supervision and with the participation of its CEO, CFO, and CAO, assessed the effectiveness of our internal controls over financial reporting based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.  This assessment is supported by testing and monitoring performed by our internal finance organization and our retained internal audit organization.  Based upon the assessment performed, management believes that, as of

December 31, 2009, the Company’s internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.  We review with the Audit Committee of the Board of Directors on a regular basis our assessment of our internal controls over financial reporting including the evaluation of any changes in our internal control over financial reporting environment to determine if material changes have occurred.

Armanino McKenna LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has also assessed the effectiveness of internal control over financial reporting as of December 31, 2009.  Armanino McKenna LLP has issued an attestation report with an unqualified opinion.  This attestation report is included herein under Part II, Item 8.

Table of Content

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2009, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, believe that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and concluded that our disclosure controls and procedures were effective at that reasonable assurance level as of December 31, 2009. We also believe that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.  Other Information
None.

Table of Content

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

You will find information regarding our Directors and Executive Officers appearing under the headings “Proposal No. 1 ---Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Other Matters”   in the Proxy Statement which we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 17, 2010.  We are incorporating the information contained in those sections of our Proxy Statement here by reference.

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

ITEM 11.  Executive Compensation

You will find this information in the sections captioned “Compensation Discussion and Analysis,” “Report of the Compensation Committee”, “Executive Compensation”, and “Director Compensation”  which will appear in the 2009 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 17, 2010.  We are incorporating the information contained in those sections here by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

You will find this information in the section captioned “Security Ownership of Certain Beneficial Owners and Management”, and “Equity Compensation Plan Information” which will appear in the 2010 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 17, 2010.  We are incorporating the information contained in that section here by reference.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

You will find this information in the sections captioned “Certain Relationships and Related Transactions,” and “Corporate Governance and Other Matters” which will appear in the 2010 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 17, 2010.  We are incorporating the information contained in those sections here by reference.

ITEM 14.  Principal Accounting Fees and Services

You will find this information in the sections captioned “Report of the Audit Committee” and Proposal No. 2--- Ratification of Selection of Independent Auditors”  which will appear in the 2010 Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on June 17, 2010.  We are incorporating the information contained in those sections here by reference.

Table of Content

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

Table of Content

Number	Description
3.3	Bylaws of SonicWALL, Inc., as Amended July 24, 2007. (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0001093885-07-000008), filed on July 30, 2007).
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

Table of Content

Number	Description
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

Table of Content

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

Table of Content

Number	Description
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

10.44
Employment Agreement as amended and restated, dated October 20, 2008 between Registrant and Matthew Medeiros (Incorporated by reference to the Registrant’s Annual Report on Form 10K (File No. 0001093885-09-000007) for the year ended December 31, 2008, filed on March 6, 2009).

10.45
Retention and Severance Agreement as amended and restated, dated October 20, 2008 among Registrant and Executive Officers (Incorporated by reference to the Registrant’s Annual Report on Form 10K (File No. 0001093885-09-000007) for the year ended December 31, 2008, filed on March 6, 2009).

10.46++
Lease dated June 19, 2009 between Registrant, as Tenant, and Xilinx, as Landlord. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0001093885-09-000025) for the quarter ended June 30, 2009, filed on August 7, 2009).

10.47
Registrant’s 2008 Equity Incentive Plan Restricted Stock Unit Agreement (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0001093885-09-000025) for the quarter ended June 30, 2009, filed on August 7, 2009).

10.48
Second Amendment to Lease dated August 12, 2009 between the Registrant, as Tenant, and Xilinx, as Landlord. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0001093885-09-000036) for the quarter ended September 30, 2009, filed on November 6, 2009).

Table of Content

Number	Description
10.49
Distribution Agreement dated April 18, 2002 between Registrant and Alternative Technology, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0001093885-09-000036) for the quarter ended September 30, 2009, filed on November 6, 2009).

10.50
Amendment to Distribution Agreement dated October 6, 2006 between Registrant and Alternative Technology, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0001093885-09-000036) for the quarter ended September 30, 2009, filed on November 6, 2009).

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

Table of Content

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California.

Date: March 5, 2010

SonicWALL, Inc.
By:	/s/ Matthew Medeiros
Matthew Medeiros Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Medeiros	President, Chief Executive Officer and
Matthew Medeiros	Director (Principal Executives Officer)	March 5, 2010

/s/ Robert Selvi	Chief Financial Officer
Robert Selvi	(Principal Financial Officer)	March 5, 2010

/s/ Robert Knauff	Chief Accounting Officer
Robert Knauff	(Principal Accounting Officer)	March 5, 2010

/s/ John C. Shoemaker
John C. Shoemaker	Chairman of the Board of Directors	March 5, 2010

/s/ Charles Berger
Charles Berger	Director	March 5, 2010

/s/ David W. Garrison
David W. Garrison	Director	March 5, 2010

/s/ Charles Kissner
Charles Kissner	Director	March 5, 2010

/s/ Edward F. Thompson
Edward F. Thompson	Director	March 5, 2010

/s/ Cary Thompson
Cary Thompson	Director	March 5, 2010

/s/ Clark Masters
Clark Masters	Director	March 5, 2010

/s/ Carl A. Thomsen
Carl A. Thomsen	Director	March 5, 2010

Table of Content

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Other	Charged to Cost and Expenses	Deductions/ Write-off of Accounts	Balance at End of Year
	(in thousands)
Year ended December 31, 2007
Allowance for doubtful accounts	152	213	87	(275)	177
Year ended December 31, 2008
Allowance for doubtful accounts	177	(171)	233	(126)	113
Year ended December 31, 2009
Allowance for doubtful accounts	113	-	-	(27)	86