Form 10-Q
period 2010-03-31
SONICWALL INC
filed 2010-05-07
CIK 1093885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

        OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                             Accelerated filer  ☒
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at April 30, 2010
Common Stock, no par value	55,099,329 Shares

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SONICWALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009 (1)
	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$31,531	$39,071
Short-term investments	181,558	161,079
Accounts receivable, net	23,901	24,909
Inventories	7,468	6,814
Deferred tax assets	12,937	12,937
Prepaid expenses and other current assets	9,248	8,071
Total current assets	266,643	252,881

Property and equipment, net	9,786	9,819
Goodwill	138,470	138,470
Long-term investments	16,433	15,746
Deferred tax assets, non-current	23,082	23,082
Purchased intangibles and other assets, net	12,308	13,309
Total assets	$466,722	$453,307

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,959	$5,393
Accrued payroll and related benefits	12,946	13,457
Other accrued liabilities	6,776	6,270
Deferred revenue	100,803	99,252
Total current liabilities	126,484	124,372

Deferred revenue, non-current	26,505	24,920
Total liabilities	152,989	149,292

Shareholders' Equity:
Common stock, no par value	421,061	416,388
Accumulated other comprehensive loss	(3,617)	(4,284)
Accumulated deficit	(103,711)	(108,089)
Total shareholders' equity	313,733	304,015
Total liabilities and shareholders' equity	$466,722	$453,307

(1)	Amounts as of December 31, 2009 have been derived from the audited financial statements as of the same date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per share data)
	(Unaudited)
Revenue:
Product	$21,821	$15,464
License and service	33,520	31,684
Total revenue	55,341	47,148
Cost of revenue:
Product	10,104	8,257
License and service	4,167	4,140
Amortization of purchased technology	698	754
Total cost of revenue	14,969	13,151
Gross profit	40,372	33,997
Operating expenses:
Research and development	9,666	9,827
Sales and marketing	18,311	17,242
General and administrative	4,831	4,247
Amortization of purchased intangible assets	274	274
Total operating expenses	33,082	31,590
Income from operations	7,290	2,407
Interest income and other expense, net	466	791
Income before income taxes	7,756	3,198
Provision for income taxes	(3,378)	(1,455)
Net income	$4,378	$1,743
Net income per share:
Basic	$0.08	$0.03
Diluted	$0.08	$0.03
Shares used in computing net income per share:
Basic	54,475	53,654
Diluted	57,140	54,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$4,378	$1,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,311	2,326
Employee share-based compensation expense	1,934	2,022
Excess tax benefits from share-based compensation	(373)	-
Change in fair value of financial instruments	2	-
Change in allowance for doubtful accounts and others	(5)	148
Changes in operating assets and liabilities:
Accounts receivable	1,017	1,639
Inventories	(654)	2,502
Prepaid expenses and other current assets	(1,177)	(554)
Other assets	30	(3)
Accounts payable	566	(2,155)
Accrued payroll and related benefits	(511)	(312)
Other accrued liabilities	450	(5,674)
Deferred revenue	3,136	4,634
Net cash provided by operating activities	11,104	6,316
Cash flows from investing activities:
Purchase of property and equipment	(1,310)	(1,301)
Change in restricted cash in escrow	-	5,104
Maturity and sale of investments	31,443	27,815
Purchase of investments	(51,516)	(14,960)
Net cash provided by (used in) investing activities	(21,383)	16,658
Cash flows from financing activities:
Issuance of common stock	2,366	852
Excess tax benefits from share-based compensation	373	-
Net cash provided by financing activities	2,739	852
Net increase (decrease) in cash and cash equivalents	(7,540)	23,826
Cash and cash equivalents at beginning of period	39,071	45,127
Cash and cash equivalents at end of period	$31,531	$68,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except for share data)
(Unaudited)

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Accumulated	Shareholders'
Three Months Ended March 31, 2009	Shares	Amount	Loss	Deficit	Equity

Balance at December 31, 2008	53,575,371	$396,223	$(5,595)	$(121,243)	$269,385
Issuance of common stock upon exercise of stock options	35,800	134			134
Issuance of common stock in connection with the Employee Stock Purchase Plan (ESPP)	191,074	718			718
Share-based compensation		2,022			2,022
Comprehensive income:
Change in unrealized loss on investment securities, net of tax effect			862		862
Net income				1,743	1,743
Total comprehensive income					2,605
Balance at March 31, 2009	53,802,245	$399,097	$(4,733)	$(119,500)	$274,864

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Accumulated	Shareholders'
Three Months Ended March 31, 2010	Shares	Amount	Loss	Deficit	Equity

Balance at December 31, 2009	54,311,926	$416,388	$(4,284)	$(108,089)	$304,015
Issuance of common stock upon exercise of stock options	284,960	1,593			1,593
Issuance of common stock in connection with ESPP	193,696	773			773
Share-based compensation		1,934			1,934
Excess tax benefit from share-based compensation		373			373
Comprehensive income:
Change in unrealized loss on investment securities, net of tax effect			667		667
Net income				4,378	4,378
Total comprehensive income					5,045
Balance at March 31, 2010	54,790,582	$421,061	$(3,617)	$(103,711)	$313,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements prepared by SonicWALL, Inc. (the “Company”), are unaudited and reflect all adjustments which are normal, recurring and, in the opinion of management, necessary for a fair statement of the financial position and the results of operations of the Company for the interim periods presented.  The condensed consolidated statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements do not include all information and footnotes required by Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”).  The results of operations for the three month period ended March 31, 2010 is not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.  The information included in this report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009, as set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2010.

2.  CONSOLIDATION

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the Company and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated.

3.  SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to any of the Company’s significant accounting policies as disclosed in its annual report on Form 10-K for the year ended December 31, 2009 except the revenue recognition standards for arrangements with multiple deliverables mentioned below.

Revenue Recognition for Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (FASB) amended the accounting standards for revenue recognition to remove tangible products containing software components and nonsoftware components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple element sales arrangements to:

o	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;
o
require an entity to allocate revenue in an arrangement based upon the relative selling price of the elements of the sales arrangement as determined using vendor-specific objective evidence of selling price (“VSOE”), third-party evidence of selling price (“TPE”), or estimated selling price (“ESP”) of deliverables of the arrangement when sold separately;

o	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

The Company elected to early adopt this accounting guidance at the beginning of its first quarter of fiscal 2010 on a prospective basis for applicable transactions originating or materially modified after January 1, 2010.

This guidance does not generally change the units of accounting for the Company’s revenue transactions. Most products and services qualify as separate units of accounting. Products are typically considered delivered upon shipment. Subscription services and customer support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Consulting services are recognized upon delivery or completion of performance. The Company’s arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.  Certain distributors have rights of return under certain circumstances that are not limited; therefore, we do not deem delivery to have occurred for any sales to these distributors until they sell the products to their customers.

Many of the Company’s products have both software and nonsoftware components that function together to deliver the products’ essential functionality. The Company’s product offerings fall into the categories of network security, business continuity and content security, training and support services. We generate revenue within these product categories primarily from the sale of: (1) products, (2) software licenses, (3) subscriptions for services such as content filtering, anti-virus protection and intrusion prevention, offsite data backup, email protection, and (4) other services such as extended warranty and service contracts, training, consulting and engineering services. The Company and its sales force are not organized by product divisions and all of the above

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

described products and services can be sold stand-alone or together in various combinations across the Company’s geographic segments or customer markets.

For transactions entered into prior to the adoption of the new accounting guidance on January 1, 2010, the Company primarily recognized revenue based on software revenue recognition guidance. For the vast majority of the Company’s arrangements involving multiple deliverables, such as sales of products with services, the entire fee from the arrangement was allocated under the residual allocation method to each respective element based on VSOE for undelivered elements. Under the residual method, the amount of revenue allocated to delivered elements, for which VSOE did not exist, equaled the total arrangement consideration less the aggregate selling price of any undelivered elements based on VSOE. If VSOE of any undelivered items did not exist, revenue from the entire arrangement was initially deferred and recognized at the earlier of: (i) delivery of those elements for which VSOE did not exist or (ii) when VSOE can be established.

In many instances, products are sold separately in stand-alone arrangements as subscription services and customer support are sold separately through renewals of annual contracts. As a result, for substantially all of the arrangements with multiple deliverables, the Company has used and intends to continue using VSOE to allocate the selling price to each deliverable. Consistent with its methodology under previous accounting guidance, the Company determines VSOE based on its normal pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical stand-alone transactions falling within plus or minus 15% of the median rates. In addition, the Company considers the geographies in which the products or services are sold, and customer classifications in determining VSOE.

In certain limited instances, the Company may not be able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to the Company infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history. When VSOE cannot be established, the Company will attempt to establish relative selling price of each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. If the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis, the Company will use ESP to establish selling price of each element.

The Company regularly reviews VSOE and maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the quarter nor does the Company currently expect a material impact in the near term from changes in VSOE, TPE, or ESP.

The adoption of the new guidance will result in allocating more revenue to delivered elements (primarily hardware products) of multiple element sales arrangements which in turn will increase the amount of revenue recognized at the inception of the sales arrangements.  Conversely, less revenue will be deferred and deferred revenue balances will be reduced by the same amount.
Total revenue as reported and the Company’s estimate of the pro forma total revenue that would have been reported during the three months ended March 31, 2010, if the transaction entered into or materially modified after January 1, 2010 were subject to previous accounting guidance, are shown in the following table (in thousands):

	Three Months Ended March 31, 2010
	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect
Total Revenue	$55,341	$54,165

We expect the net effect of adoption of the new accounting guidance for revenue recognition in fiscal 2010 to be an amount approximating 2% of total revenue.  We expect this amount to decline over the course of fiscal 2010 and further expect the adoption to have no significant effect on total revenue in future periods as the timing of revenue that would have been recognized under the prior guidance will have an offsetting effect on total revenue recognized under the new guidance as time progresses.

4.  NEW ACCOUNTING PRONOUNCEMENTS

In January, 2010, the FASB updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has updated its disclosures to comply with the updated guidance except for the separate disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements. The adoption of the updated guidance did not have an impact on the Company’s consolidated results of operations or financial condition.

5.  NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net income	$4,378	$1,743
Denominator:
Weighted average shares used to compute basic EPS	54,475	53,654
Effect of dilutive securities:
Dilutive common stock equivalents	2,665	883
Weighted average shares used to compute diluted EPS	57,140	54,537
Net income per share:
Basic	$0.08	$0.03
Diluted	$0.08	$0.03

For the three month period ended March 31, 2010, potentially dilutive securities of approximately 6.3 million shares consisting of options with a weighted average exercise price of $9.63, have not been considered in the computation of net income per share as the exercise prices of these options were greater than the average market price of common shares for the period.

For the three month period ended March 31, 2009, potentially dilutive securities of approximately 16.5 million shares consisting of options with a weighted average exercise price of $8.03, have not been considered in the computation of net income per share as the exercise prices of these options were greater than the average market price of common shares for the period.

6.  FINANCIAL INSTRUMENTS

Financial Instruments

The following is a summary of our available-for-sale securities (in thousands):

As of March 31, 2010	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost
Corporate debt securities
Auction rate securities	$6,795	$-	$(3,218)	$10,013
Asset backed securities	14,135	15	(2,736)	16,856
Commercial paper	13,993	2	-	13,991
Corporate bonds	65,112	77	(78)	65,113
Total corporate debt securities	100,035	94	(6,032)	105,973
Local government securities	1,707	2	(1)	1,706
U.S. government securities	60,258	19	(21)	60,260
Total available-for-sale securities	$162,000	$115	$(6,054)	$167,939

Included in cash equivalent	$4,000	$-	$-	$4,000
Included in short-term investments	141,567	115	(105)	141,557
Included in long-term investments	16,433	-	(5,949)	22,382
Total available-for-sale securities	$162,000	$115	$(6,054)	$167,939

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

As of December 31, 2009	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost
Corporate debt securities
Auction rate securities	$6,713	$-	$(3,296)	$10,009
Asset backed securities	16,470	15	(3,725)	20,180
Corporate bonds	59,648	68	(75)	59,655
Total corporate debt securities	82,831	83	(7,096)	89,844
Local government securities	1,004	-	-	1,004
U.S. government securities	55,004	3	(24)	55,025
Total available-for-sale securities	$138,839	$86	$(7,120	$145,873

Included in cash equivalent	$3,999	$-	$-	$3,999
Included in short-term investments	119,094	86	(133)	119,141
Included in long-term investments	15,746	-	(6,987)	22,733
Total available-for-sale securities	$138,839	$86	$(7,120)	$145,873

The estimated fair value and amortized cost of available-for-sale securities by contractual maturity as of March 31, 2010 and December 31, 2009 were as follows (in thousands):

	As of March 31, 2010		As of December 31, 2009
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Due within one year	$92,426	$92,374	$71,793	$71,754
Due between one and five years	48,956	48,995	44,280	44,333
Due after ten years	20,618	26,570	22,766	29,786
Total available-for-sale securities	$162,000	$167,939	$138,839	$145,873

The proceeds and realized gains and losses from sales of available-for-sale securities, and the amount of the net unrealized gains and losses on available-for-sale securities that has been included in other comprehensive income for the three month periods ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Proceeds from sales	$28,873	$27,854
Realized gains	31	7
Realized losses	-	-
Change in unrealized losses
included in other comprehensive income	$1,095	$1,413

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

The following tables provide the breakdown of the investments with unrealized losses for which other-than-temporary impairments have not been recognized in earnings at March 31, 2010 and December 31, 2009 (in thousands):

March 31, 2010	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
Available-for-sale securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities
Auction rate securities	$-	$-	$6,795	$(3,218)	$6,795	$(3,218)
Asset backed securities	2,867	(5)	9,637	(2,731)	12,504	(2,736)
Corporate bonds	38,422	(78)	-	-	38,422	(780)
Total corporate debt securities	41,289	(83)	16,432	(5,949)	57,721	(6,032)
Local government securities	699	(1)	-	-	699	(1)
U.S. government securities	26,142	(21)	-	-	26,142	(21)
Total marketable securities	$68,130	$(105)	$16,432	$(5,949)	$84,562	$(6,054)

December 31, 2009	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
Available-for-sale securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities
Auction rate securities	$-	$-	$6,713	$(3,296)	$6,713	$(3,296)
Asset backed securities	6,794	(34)	9,317	(3,692)	16,111	(3,726)
Corporate bonds	22,097	(75)	-	-	22,097	(75)
Total corporate debt securities	28,891	(109)	16,030	(6,988)	44,921	(7,097)
U.S. government securities	28,636	(23)	3,354	(1)	31,990	(24)
Total marketable securities	$57,527	$(132)	$19,384	$(6,989)	$76,911	$(7,121)

As of March 31, 2010, the Company had 54 investments with unrealized losses for which other-than-temporary impairments have not been recognized in earnings.

In February 2008, auctions began to fail for the auction rate securities (“ARS”). Since auctions for ARS continue to fail, the investments are not currently liquid. The Company does not expect the need to access these funds in the short-term, however, in the event the Company needs to access these funds, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature. Based on these factors, along with the underlying maturities of the securities, a portion of which is greater than 20 years, the Company has classified these ARS, except the ARS from UBS, as long-term assets on its Consolidated Balance Sheet. The failures of these auctions do not affect the value of the collateral underlying the ARS, and the Company continues to earn and receive interest on its ARS based on a pre-determined formula. The Company intends to retain its investment in these ARS until the earlier of anticipated recovery in market value or maturity and as a result has not recorded an other-than-temporary loss on these ARS.

As of March 31, 2010, the Company had $4.5 million in asset backed securities (“ABS”) backed by agencies of the U.S. Government.  These securities could be generally liquidated within a timeframe of three to nine months and are included in short-term investments on the consolidated balance sheet.  For the remaining $9.7 million in non-government backed ABS, the market continues to be illiquid.  As a result, the Company has classified these as long-term investments.  The Company has both the intent and the ability to hold these investments until a recovery of the fair value occurs, which may be at maturity, evidenced by its cash and short-term investment position and the ability to generate positive cash flows from its operations.

The unrealized losses on U.S. corporate securities, local government securities, and U.S. government securities were the result of changes in market conditions and not credit quality. The Company believes that it will be able to collect all principal and interest amounts due at maturity given the high credit quality of these investments. Since the Company has the ability and intent to hold these investments until a recovery of par value, which may be maturity, the Company does not consider these investments to be other-than temporarily impaired as of March 31, 2010.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

Trading securities

In November 2008, the Company accepted an offer (the “Right”) from UBS entitling the Company to sell to UBS at par value ARS originally purchased from UBS at anytime during the period June 30, 2010 through July 2, 2012. In connection with the acceptance of the UBS offer, the Company has reclassified the related portion of its ARS subject to the Right and held by UBS from available-for-sale securities to trading securities.

As of March 31, 2010, the ARS from UBS and its related Right are still held as trading securities and the unrealized losses on trading securities that have been included in net income for the three month period ended March 31, 2010, were $2,000.

Fair Value of Financial Instruments

The following table represents the Company’s assets and liabilities required to be measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$10,618	$10,618	$-	$-
Trading securities
Auction rate securities - right offered (2)	35,175	-	-	35,175
Auction rate securities right (2)	4,816	-	-	4,816
Total trading securities	39,991	-	-	39,991
Available-for-sale securities
Asset backed securities - agency backed (2)	4,497	-	4,497	-
Asset backed securities - non-agency backed (3)	9,638	-	-	9,638
Auction rate securities (3)	6,795	-	-	6,795
Commercial paper (4)	13,993	13,993	-	-
Corporate securities (2)	65,112	65,112	-	-
Local government securities (2)	1,707	1,707	-	-
U.S. government securities (2)	60,258	60,258	-	-
Total available-for-sale securities	162,000	141,070	4,497	16,433
Total	$212,609	$151,688	$4,497	$56,424
__________
Note:
(1)	Classified as cash and cash equivalents.
(2)	Classified as short-term investments.
(3)	Classified as long-term investments.
(4)	Consist of $10.0 million classified as short-term investments and $4.0 million classified as cash and cash equivalents.

Historically, the fair value of the ARS and the ABS investments approximated par value due to the frequent resets through the auction process.  While the Company continues to earn interest on its ARS and ABS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value.

For ABS backed by the U.S. Government, the securities were valued using a matrix pricing methodology which was derived from sales of similar bonds in the market. Some of the observable inputs used in this methodology include prepayment speeds, loss severities, credit risks, maturities, and collateral. The Company considers the fair value to be derived from level 2 inputs.

For ABS not backed by the U.S. Government, the investment firm holding the securities valued the investments at $8.7 million. The Company engaged an independent investment firm’s trading desk to go into the market and solicit actual bids for the securities. The bids received aggregated to a fair value of $9.7 million. The Company determined the fair value of these securities should be $9.7 million and the fair value was derived from level 3 inputs.

For ARS, the Company used a discounted cash flow model to determine the value at each reporting period.  The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of March 31, 2010, interest rates,

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

timing and amount of cash flows, credit and illiquidity premiums, and expected holding periods of the ARS.  The Company valued the Right as a put option asset using a discounted cash flow approach including estimates of interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.

The assumptions used in valuing the ARS, the ABS, and the right are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

Commercial paper, corporate securities, local government securities and U.S. government securities are all high quality investments. The Company values these securities based on pricing from its brokers, which use quoted prices in active markets for identical assets.

The following table presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities	Trading Securities
	Asset Backed Securities - Non-Agency Backed	Auction Rate Securities - Right Offered	Auction Rate Securities Right	Total (1)
Balance at December 31, 2009	$9,041	$43,823	$4,875	$57,739
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains or (losses)
Included in earnings	1	45	(59)	(13)
Included in other comprehensive income	960	78	-	1,038
Purchases, issuances, sales and settlements, net	(364)	(1,976)	-	(2,340)
Balance at March 31, 2010	$9,638	$41,970	$4,816	$56,424

The amount of total gains or (losses) for the period
included in earnings attributable to the change
in unrealized gains or losses relating to assets
still held at March 31, 2010	$-	$57	$(59)	$(2)
____________
Note:
(1)	Consist of $40.0 million classified as short-term investments and $16.4 million as long-term investments.

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

As of March 31, 2010, the Company continued to have a partial valuation allowance against its net deferred tax assets. The Company believes that its deferred tax assets will more likely than not be realized with the exception of certain acquired net operating losses. Valuation allowances have been recorded for this portion of the deferred tax assets as a result of the uncertainties

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

regarding realization of the assets based upon the limitation on the use of the net operation losses in the future.  For the three month period ended March 31, 2010, the Company’s income before income taxes was earned in domestic and foreign jurisdictions.

The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. For the three month period ended March 31, 2010, the effective income tax rate was 43.6%, compared to 45.5% for the three month period ended March 31, 2009.  The effective income tax rate for the three month period ended March 31, 2010 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense and state income taxes, which were offset by research and development tax credits. The effective income tax rate for the three month period ended March 31, 2009 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense and state income taxes which were offset by research and development tax credits.

9.  GOODWILL AND PURCHASED INTANGIBLES

The Company amortizes purchased intangible assets other than goodwill over their useful lives.  The Company also periodically evaluates if there are any events or indicators that would require an impairment assessment of the carrying value of the goodwill between each annual impairment assessment.  For the three month period ended March 31, 2010, there were no events or changes to the indicators of goodwill impairment that would require an impairment assessment.  The Company has elected to perform its annual impairment analysis on December 31 of each year.

Intangible assets as of March 31, 2010 and December 31, 2009 consist of the following (in thousands):

		March 31, 2010			December 31, 2009
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Purchased technology	70 months	$43,211	$(37,537)	$5,674	$43,211	$(36,839)	$6,372
Non-compete agreements	36 months	7,249	(7,249)	-	7,249	(7,249)	-
Customer base	77 months	26,690	(21,291)	5,399	26,690	(21,017)	5,673
Other	16 months	500	(500)	-	500	(500)	-
Total intangibles	69 months	$77,650	$(66,577)	$11,073	$77,650	$(65,605)	$12,045

Estimated future amortization expense to be included in cost of revenue and operating expense is as follows (in thousands):

Fiscal Year	Amortization Amount to Cost of Revenue	Amortization Amount to Operating Expense
2010 (second, third and fourth quarter)	$1,676	$821
2011	1,382	1,095
2012	1,382	1,008
2013	803	990
2014	225	990
Thereafter	206	495
Total	$5,674	$5,399

10.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space in several U.S. locations including California, Washington, and Arizona. Additional sales and support offices are leased worldwide under leases that expire at various times ranging from 2010 to 2015.

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

Future annual minimum lease payments under all non-cancelable operating leases with an initial or remaining term in excess of one year as of March 31, 2010 are as follows (in thousands):

Year Ending December 31,
2010 (second, third, and fourth quarter)	$2,742
2011	3,762
2012	3,041
2013	2,149
2014	1,614
Thereafter	407
Total	$13,715

Purchase Commitments

The Company outsources its manufacturing function to third party contract manufacturers, and at March 31, 2010, it had purchase obligations totaling $20.4 million.  Of this amount, $16.8 million cannot be canceled and is payable within one year.  The Company has a contingent liability for any inventory owned by a contract manufacturer that becomes excess or obsolete.  As of March 31, 2010, $16,000 had been accrued for excess and obsolete inventory held by our contract manufacturers.  In addition to the obligation related to inventory, as of March 31, 2010, the Company had, in the normal course of business, $987,000 in non-cancelable purchase commitments.

Product Warranties

The Company’s standard warranty period for its products is one year and includes repair or replacement obligations for units with product defects.  The Company estimates the accrual for future warranty costs based upon its historical cost experience and its current and anticipated product failure rates.  If actual product failure rates or replacement costs differ from its estimates, revisions to the estimated warranty obligations would be required.  However, the Company concluded that no adjustment to pre-existing warranty accruals were necessary in the three month periods ended March 31, 2010 and 2009.  A reconciliation of the changes to the Company’s warranty accrual as of March 31, 2010 and 2009 is as follows (in thousands):

	2010	2009
Balance at December 31,	$537	$575
Accruals for warranties issued	71	84
Settlements made during the period	(113)	(149)
Balance at March 31,	$495	$510

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

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

certain circumstances, including a change of control. In October 2008, the Compensation Committee of the Board of Directors authorized modifications to these agreements designed to comply with Section 409A of the Internal Revenue Code of 1986, as amended.

Legal Proceedings

On December 5, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, three of its officers and directors, and certain of the underwriters in the Company’s initial public offering in November 1999 and its follow-on offering in March 2000.  Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s.  All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin.  On April 19, 2002, plaintiffs filed an amended complaint.  The amended complaint alleged claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and sought damages or rescission for misrepresentations or omissions in the prospectuses relating to, among other things, the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company’s public offerings.  After more than seven (7) years after the filing of the initial compliant, the parties filed formal settlement papers with the Count on April 2, 2009. On June 9, 2009, the Court, without altering any of the terms of the proposed settlement, issued an order granting preliminary approval of the settlement. On October 5, 2009 the Court issued an order of final approval of the settlement. Under the terms of the settlement, the insurers will pay the full amount of the settlement share allocated to the Company, and the Company will not be required to make any payments. The Company, as well as the officer and director defendants who were previously dismissed from the action without prejudice pursuant to tolling agreements, receive complete dismissals from the case. Subsequent to the court order, several groups of objectors indicated their intent to appeal once judgments have been entered. Judgments were entered and the case in now before the appeals court. These developments will, at a minimum, delay the effective date of the settlement. Under the terms of the settlement, the settlement does not become effective until final judgment in each case is either upheld on appeal or is no longer subject to appeal. If the settlement is overturned on appeal and the litigation against the Company continues, the Company believes it has a meritorious defense and intends to defend the case vigorously. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of this matter. As a result, no loss has been accrued in the Company’s financial statements as of March 31, 2010.

On October 8, 2008, Northpeak Wireless, LLC filed a complaint captioned Northpeak Wireless, LLC v. 3Com Corporation, et al, No. CV-08-J-1813-NE, in the United States District Court for the Northern District of Alabama. The complaint names thirty one (31) defendants, including the Company. The complaint alleges that the Company makes, uses, sells, offers to sell, and/or imports products that incorporate and/or utilize direct sequence spread spectrum wireless technology that infringes U.S. Patent No. 4,977,577 (the “577 Patent”) and U.S. Patent No. 5,987,058 (the “058 Patent”) and seeks a judgment that the Company has infringed, actively induced infringement and/or contributorily infringed the 577 Patent and the 058 Patent. The complaint seeks an award of unspecified damages, pre-judgment and post-judgment interest together with costs, expenses and attorneys’ fees. On January 21, 2009, the Court granted the motion made by the defendants, including SonicWALL, to transfer the case to the Northern District of California. On August 28, 2009, the Court granted a stay in this case pending the results of a request for reexamination filed on behalf of certain of the defendants, not including the Company. The Company intends to defend the case vigorously. No estimate can be made at this time of the possible loss or possible range of loss, if any, associated with the resolution of this matter. As a result, no loss has been accrued in the Company’s financial statements as of March 31, 2010.

On May 29, 2009, Enhanced Security Research, LLC filed a complaint captioned Enhanced Security Research LLC v. Cisco Systems, Inc., et al, C.A. No. 09-390 in the United States District Court for the District of Delaware. The complaint names ten (10) defendants, including the Company. The complaint alleges that the Company makes, uses, offers to sell within the United States past, present, and future versions of products and/or methods that use intrusion detection and prevention systems that infringe or contribute to the infringement of  U.S. Patent No. 6,119,236 (the “236 Patent”) and U.S. Patent No. 6,304,975 B1 (the “975 Patent”). The complaint seeks a declaration that the Company has infringed the 236 Patent and the 975 Patent, a permanent injunction against further infringement and contributory infringement, unspecified damages, pre-judgment and post-judgment interest together with costs and attorneys’ fees. The Company intends to defend the case vigorously. No estimate can be made at this time of the possible loss or possible range of loss, if any, associated with the resolution of this matter. As a result, no loss has been accrued in the Company’s financial statements as of March 31, 2010.

On July 9, 2009, Southwest Technology Innovations LLC filed a complaint captioned Southwest Technology Innovations LLC v. St. Bernard Software, Inc., et al, 09-CV-1487-JAH-JMA in the United States District Court for the Southern District of California. The complaint names six (6) defendants, including the Company. The complaint alleges that the Company makes, uses, imports, sells, offers to sell, induces, aids and abets, encourages others or contributes to other use of certain products of the Company that infringe or contribute to the infringement of U.S. Patent No. 6,952,719 (the “719 Patent”) via its update functions that update software and/or firmware. The complaint sought a judgment that the Company infringes the 719 Patent, unspecified damages, prejudgment interest not less than a reasonable royalty, and such other further relief as the court or jury may deem

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

proper. The parties are actively engaged in settlement discussions. Estimates associated with a settlement do not have a material impact on the Company’s financial condition or results of operations and have been recognized in the Company’s consolidated financial statements as of March 31, 2010.

Additionally, the Company is, from time to time, a party to routine litigation incidental to its business.  The Company believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial statements taken as a whole or its results of operations, financial position, and cash flows.

11.  EMPLOYEE BENEFITS

1999 Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (“ESPP”) is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount.  Each offering period is for one year and consists of two six-month purchase periods.  The purchase price for shares of common stock under the ESPP is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or the last day of each purchase period. At March 31, 2010, 743,430 shares were available for future issuance under the ESPP.

Employee Stock Incentive Plans

As of March 31, 2010, the Company has two stock incentive plans (together the “Equity Incentive Plans”): the shareholder approved 2008 Equity Incentive Plan (the “2008 Plan”) and the Board approved 2008 Inducement Equity Incentive Plan (the “2008 Inducement Plan”). The 2008 Plan was approved by the Company’s shareholders on June 10, 2008.  In connection with the acquisitions of various companies, the Company assumed the share-based awards granted under stock incentive plans of the acquired companies. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations and the other factors disclosed by the Company in its filings under the Securities Exchange Act of 1934, as amended. The Company’s primary stock incentive plans are summarized as follows:

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

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

General Share-Based Award Information

Stock Option Awards

The following table summarizes the Company’s stock option activities as of March 31, 2010 under the Equity Incentive Plans:

	Stock Options Outstanding
	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2009	20,042,551	$7.45
Granted	8,800	$7.72
Exercised	(284,960)	$5.59
Canceled	(61,437)	$8.05
Balance at March 31, 2010	19,704,954	$7.48

The following table summarizes significant ranges of outstanding and exercisable stock options as of March 31, 2010:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.30 – $ 0.45	38	5.3	$0.30	$319	38	$0.30	$319
$ 1.41 – $ 2.12	1,966	0.6	1.41	14,312	1,966	1.41	14,312
$ 2.87 – $ 4.31	2,737,684	3.0	3.44	14,372,549	2,706,514	3.44	14,222,495
$ 4.32 – $ 6.48	2,513,989	4.3	5.67	7,598,438	2,469,786	5.67	7,464,299
$ 6.49 – $ 9.74	13,716,707	6.7	8.11	8,427,883	9,191,638	8.09	5,817,321
$ 9.75 – $14.63	495,960	6.1	10.53	-	393,159	10.59	-
$14.64 – $21.96	118,610	1.2	17.67	-	118,610	17.67	-
$21.97 – $32.96	20,000	0.1	29.75	-	20,000	29.75	-
$32.97 – $49.46	100,000	0.3	45.56	-	100,000	45.56	-
Total	19,704,954	5.8	$7.48	$30,413,501	15,001,711	$7.27	$27,518,746

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $8.69 as of March 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.  The total number of in-the-money options exercisable as of March 31, 2010 was approximately 11.7 million.

Restricted Stock Unit Awards

The Company grants RSUs under the 2008 Plan. Each RSU issued is counted as two shares toward the limit of shares available under the 2008 Plan.  The Company issues new shares of common stock upon the vesting of RSUs.

The following table summarizes the Company’s RSU activities as of March 31, 2010 under the Equity Incentive Plans:

	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2009	52,500	$5.82
Granted	-	$-
Balance at March 31, 2010	52,500	$5.82

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

Share-Based Awards Available for Grant

A summary of share-based awards available for grant are as follows:

Share-Based Awards Available for Grant
Balance at December 31, 2009	868,333
Options granted	(8,800)
Options canceled/expired	59,524
Balance at March 31, 2010	919,057

Share-Based Compensation Expenses and Valuation

The Company measures and recognizes compensation expenses for all share-based awards made to employees and directors including stock options, stock purchase rights, and restricted stock units.  The following table summarizes employee share-based compensation expenses by function (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Cost of sales	$119	$116
Research and development	574	616
Sales and marketing	668	737
General and administrative	573	553
Share-based compensation expense	$1,934	$2,022

The weighted average fair value per share of stock options granted, the intrinsic value of stock options exercised and total fair value of the shares vested are as follows (in thousands except for weighted average fair value per share):

	Three Months Ended
	March 31,
	2010	2009
Weighted average fair value per share of options granted	$3.09	$1.71
Total intrinsic value of options exercised	$833	$26
Total fair value of shares vested	$1,792	$1,903
Cash received from employees upon exercise of stock options and ESPP	$2,366	$852

The weighted average remaining contractual term for options exercisable at March 31, 2010 was 5.24 years.  The Company issues new shares of common stock upon exercise of stock options.  The total compensation cost (gross) related to non-vested awards not yet recognized at March 31, 2010 was $12.7 million, and the weighted-average period over which this amount is expected to be recognized is 2.55 years.

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

The assumptions used to estimate the fair value of stock options granted under the Company’s Option Plans and stock purchase rights granted under the ESPP are as follows:

	Stock Option Plans		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Expected volatility	45%	58%	37% to 59%	43% - 74%
Risk-free interest rate	2.16%	1.29% - 1.57%	0.18% to 0.62%	0.46% - 1.95%
Expected term (in years)	4.56 years	3.68 years	0.49 - 1 year	0.5 year
Dividend yield	0%	0%	0%	0%

SONICWALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(UNAUDITED)

Pension Plan

The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees.  The Company’s contribution to this plan is discretionary.  The plan provides for a discretionary matching contribution in an amount equal to 50% of the employee contribution up to a maximum of $2,000 annually for each participant.  All employer contributions vest immediately.  Effective April 24, 2009, the discretionary matching contribution made by the Company was discontinued.  The Company has expensed approximately $0 and $320,000 for the cost of matching contributions during the three month periods ended March 31, 2010 and 2009, respectively.

Deferred Compensation Plan

SonicWALL has a deferred compensation plan (“DCP”) to provide specified benefits to, and help retain, a select group of management and highly compensated employees and directors (“Participants”) who contribute materially to the Company’s continued growth, development, and future business success.  Under the DCP, Participants may defer up to 80% of their salary and up to 100% of their annual bonus and commission.  Each Participant’s deferral account is credited with an amount equal to the net investment return of one or more equity or bond funds selected by the Participant.  Amounts in a Participant’s deferral account represent an unsecured claim against the Company’s assets and are paid, pursuant to the Participant’s election, in a lump-sum or in quarterly installments at a specified date during the participant’s employment or upon the Participant’s termination of employment with the Company.  The Company pays for the insurance coverage provided under this plan, but does not make any contributions to this plan.  At March 31, 2010, the trust assets and the corresponding deferred compensation liability were $4.3 million and $4.4 million, respectively, and are included in other current assets and other current liabilities, respectively. In August 2008, the Compensation Committee of our Board approved an amended and restated DCP to comply with the requirements of Section 409A of the Internal Revenue Code.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements which relate to future events or our future financial performance.   In many cases you can identify forward-looking statements by terminology such as “may”, “will”, “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology.  In addition, forward-looking statements in this document include, but are not limited to, those regarding the dedication of resources to develop new products and services and marketing those products and services to channel partners and customers; the introduction of more service offerings on our platforms as a vehicle to generate additional revenue from our installed base of products; our ability to deliver comprehensive and profitable solutions to our channel partners; the growth opportunity associated with sales through our indirect channel to larger distributed enterprises; weakening economic conditions that could lead to decreases in IT spending that could adversely impact operating results;  the level of comfort of our channel partners in offering our solutions to their customers; the growth of the Network Security, Secure Content Management and Business Continuity markets; the impact of a failure to achieve greater international sales; our  ability to maintain and enhance current product lines, develop new products, maintain technological competitiveness and meet the expanding range of customer requirements;  the market opportunity for license and service revenue growth;  our ability to deliver comprehensive solutions to channel partners, the positive characteristics of our software license and service revenue model on future revenue growth and the predictability of our revenue stream; the impact on revenue of the combination of subscription services sold in conjunction with new product offerings;  expected competition in the Internet security market and our ability to compete in markets in which we participate; impact of service renewal rates on lowering selling and marketing expense; our ability to achieve increased incremental revenue per transaction through success of our software license and service revenue model; the impact of IT spending on demand for our products and services;  the current and likely future impact of share-based compensation expense on reported operating results; the impact of changes in tax laws and rates on the Company’s operating results, cash flows or financial position; anticipated revenue contributions of new products including continuous data protection, email security and SSL-VPN products and related services; the impact of growth in international operations on our exposure to foreign currency fluctuations; the possible impact of uncertainties in the auction rate and asset backed securities markets on the Company’s financial performance; our ability to access funds held as auction rate securities in our investment portfolio; the impact of significant fluctuations in the exchange rate of some foreign currencies in relation to the US Dollar; diverging economic conditions in foreign markets in which we do business;  pricing pressures on our solution based offerings; anticipated higher gross margins associated with our license and service offerings; the probability of realization of all deferred tax assets; assessment of future effective tax rates and the continued need for a partial tax valuation allowance; the expected impact on reported revenue associated with the adoption of amendments to FASB ASC 605 and FASB ASC 985; the potential for product gross margins to erode based upon changes in product mix; downward pressure on product pricing or upward pressure on production costs; the impact of product mix on product gross profits; the impact of the completion of “in sourcing” certain technical support functions on period over period comparisons of cost of license and service revenue and gross margin; the implementation of a second phase of technical support “in sourcing” activity; our ability to maintain investment in current and future product development and enhancement efforts; the introduction of new products and the broadening of existing product offerings; planned investments and expenses in current and future product development; production costs and sales volume comparisons between the NSA and SSL-VPN products and other hardware appliances; the rate of change of general and administrative expenses;  the impact of geopolitical and macro-economic conditions on demand for our offerings; the ability of our contract manufacturers to meet our requirements; the belief that existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months; factors potentially impacting operating cash flows in future periods; and expected fluctuations in days sales outstanding. These statements are only predictions, and they are subject to risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth herein under the heading “Risk Factors”.  References to “we,” “our,” and “us” refer to SonicWALL, Inc. and its subsidiaries.

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

We design and develop the key software components for the majority of our products.  In addition, we generally determine the hardware components that are incorporated in our products and select the appropriate suppliers of these components.  Product testing and burn-in are performed by our contract manufacturers using tests that we typically specify.

We sell our solutions primarily through distributors and value-added resellers, who in turn sell our products to end-users.  Some of our resellers are carriers or service providers who provide solutions to the end-user customers as managed services. Channel sales accounted for 98% and 99% of the total revenue in the three month periods ended March 31, 2010 and 2009, respectively.  Ingram Micro and Tech Data, both of whom are technology product distributors, collectively accounted for approximately 38% of our total revenue in the three month periods ended March 31, 2010.  Ingram Micro, Tech Data, and Arrow, all of whom are technology product distributors, collectively accounted for approximately 50% of our total revenue in the three month periods ended March 31, 2009.

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

Market Acceptance

We began offering integrated security appliances in 1997, and since that time we have shipped about 1.6 million revenue units.   Our experience in serving a broad market and our installed base of customers provides us with opportunities to sell our new network security, content security, and business continuity solutions as they become available.  The market acceptance of our current solutions provides our current and prospective channel partners with an increased level of comfort when deciding to offer our new solutions to their customers.

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

Critical Accounting Policies and Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  We believe that the judgments, assumptions and estimates upon which we rely are reasonable based upon information available to us at the time that these judgments, assumptions and estimates are made.  However, any differences between these judgments, assumptions and estimates and actual results could have a material impact on our statement of operations and financial condition.  The volatility in the financial markets and associated general economic uncertainty increase the risk that such differences may be realized.  The accounting policies that reflect our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (1) revenue recognition; (2) sales returns and other allowances, allowance for doubtful accounts and warranty reserve; (3) valuation of inventory; (4) accounting for income taxes; (5) valuation of long-lived and intangible assets and goodwill, (6) share-based compensation, and (7) fair value of investments.  There have been no material changes to any of our critical accounting policies and critical accounting estimates as disclosed in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2009 except the revenue recognition policy discussed in Note 3, “Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated financial data for the periods indicated as percentage of total revenue:

	Three Months Ended
	March 31,
	2010	2009
Revenue:
Product	39.4%	32.8%
License and service	60.6%	67.2%
Total revenue	100.0%	100.0%
Cost of revenue:
Product	18.2%	17.5%
License and service	7.5%	8.8%
Amortization of purchased technology	1.3%	1.6%
Total cost of revenue	27.0%	27.9%
Gross profit	73.0%	72.1%
Operating expenses:
Research and development	17.5%	20.8%
Sales and marketing	33.1%	36.6%
General and administrative	8.7%	9.0%
Amortization of purchased intangible assets	0.5%	0.6%
Total operating expenses	59.8%	67.0%
Income from operations	13.2%	5.1%
Interest income and other expense, net	0.8%	1.7%
Income before income taxes	14.0%	6.8%
Provision for income taxes	(6.1%)	(3.1%)
Net income	7.9%	3.7%

The following table shows share-based compensation cost before taxes as a percent of total revenue for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
Cost of revenue	0.3%	0.2%
Research and development	1.0%	1.3%
Sales and marketing	1.2%	1.6%
General and administrative	1.0%	1.2%
Share-based compensation expense	3.5%	4.3%

Total Revenue

Total revenue by product category (in thousands, except for percentage data)

	Three Months Ended
	March 31,
	2010	2009	% Variance
UTM	$43,385	$36,178	20%
% of total revenues	78%	77%
SCM	4,793	5,233	(8%)
% of total revenues	9%	11%
SSL	4,887	4,026	21%
% of total revenues	9%	9%
CDP	2,276	1,711	33%
% of total revenues	4%	3%
Total revenues	$55,341	$47,148	17%

The 20% increase in revenue in the UTM product category for the three month period ended March 31, 2010 compared to the corresponding period of 2009 was due to the combination of a 46% increase in product revenue and a 5% increase in revenue from software license and subscription services. The increase in product revenue was primarily due to a 39% increase in units sold and a 5% increase in average net revenue per unit. The increase in software license and subscription services revenue was primarily due to a 19% increase in CGSS subscription services. The 8% decline in revenue in the SCM product category for the three month period ended March 31, 2010 compared to the corresponding period of 2009 was primarily due to an 8% decrease in revenue from software license and subscription services. The decrease in software license and subscription services revenue was primarily due to a 22% decrease in content filter subscription services. The 21% increase in revenue in the SSL product category for the three month period ended March 31, 2010 compared to the corresponding period of 2009 was primarily due to a 119% increase in software license revenue as we reached an understanding with a managed service provider regarding software license fees then currently due. The 33% increase in revenue in the CDP product category for the three month period ended March 31, 2010 compared to the corresponding period of 2009 was primarily due to a 71% increase in product revenue. The increase in product revenue was due to the combination of a 25% increase in units sold and a 37% increase in average net revenue per unit.

Total Revenue by Geographic Area (in thousands, except for percentage data)

	Three Months Ended
	March 31,
	2010	2009	% Variance
Americas	$37,917	$33,802	12%
% of total revenues	69%	72%
EMEA	11,859	8,720	36%
% of total revenues	21%	18%
APAC	5,565	4,626	20%
% of total revenues	10%	10%
Total revenues	$55,341	$47,148	17%

Revenue in the Americas included sales from regions outside the United States and Canada of $1.2 million and $1.0 million for the three month periods ended March 31, 2010 and 2009, respectively.  The 12% increase in revenue in the Americas for the three month period ended March 31, 2010 compared to the corresponding period of 2009 was primarily due to the combination of increases in the units sold in the UTM product category and sales of software license and subscription services contracts in UTM and SSL product categories, offset by a decrease in sales of software license and subscription services contracts in the SCM product category.  The 36% increase in revenue in EMEA for the three month period ended March 31, 2010 compared to the corresponding period of 2009 was primarily due to the combination of increases in the units sold and average net revenue per unit in the UTM and CDP product categories. The 20% increase in revenue in APAC for the three month period ended March 31, 2010 compared to the corresponding period of 2009 was primarily due to the combination of increases in the units sold, average net revenue per unit and sales of software license and subscription services in the UTM product category and an increase in average net revenue per unit in the SSL product category.

Product and License and Service revenue (in thousands, except for percentage data)

	Three Months Ended
	March 31,
	2010	2009	% Variance
Product	$21,821	$15,464	41%
% of total revenues	39%	33%
License and service	33,520	31,684	6%
% of total revenues	61%	67%
Total revenues	$55,341	$47,148	17%

Product Revenue

We shipped approximately 50,000 and 37,000 revenue units in the three month periods ended March 31, 2010 and 2009, respectively. The increase in product revenue for the quarter ended March 31, 2010 compared to the corresponding quarter in 2009 was primarily due to the combination of increases in units sold in the UTM product category and increases in average net revenue per unit in the UTM and CDP product categories.  The new accounting guidance for revenue recognition accounted for 8% of the 41% increase in product revenue for the quarter ended March 31, 2010 compared to the corresponding quarter in 2009.

License and Service Revenue

The increase in license and service revenue for the quarter ended March 31, 2010 compared to the corresponding quarter in 2009 was primarily due to the combination of an increase in sales of subscription services associated with our UTM product category, and an increase in sales of software licenses associated with our SSL product category. These increases were offset by a decrease in sales of subscription services associated with our SCM product category.

Cost of Revenue and Gross Profit

The following table shows the cost of revenue for product and license and services (in thousands, except for percentage data):

	Three Months Ended
	March 31,
	2010	2009	% Variance
Product	$10,104	$8,257	22%
License and service	4,167	4,140	1%
Amortization of purchased technology	698	754	(7%)
Total cost of revenues	$14,969	$13,151	14%

Note — Effect of amortization of purchased technology has been excluded from product and license and service gross profit discussions below.

The following table shows the gross profit for product and the gross profit for license and service (in thousands, except for percentage data):

	Three Months Ended March 31,
	Gross Profit Amount		Gross Profit
	2010	2009	2010	2009
Product	$11,717	$7,207	54%	47%
License and service	29,353	27,544	88%	87%
Amortization of purchased technology	(698)	(754)	n/a	n/a
Total gross profit	$40,372	$33,997	73%	72%

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

In the three month period ended March 31, 2010 compared to the corresponding period of 2009, the cost of product revenue increased in the UTM, SSL and CDP product categories.  The 23% increase was primarily due to a 39% increase in units sold from the UTM product category, offset by a 9% decrease in average production costs per unit in the UTM product category. In the three month period ended March 31, 2010, average production costs per unit decreased by approximately 9% and the number of units shipped was increased by 35%, in comparison to the same period last year.

In the three month period ended March 31, 2010 compared to the corresponding period of 2009, gross profit of all product categories increased by approximately $1.2 million, or 16%, due to the adoption of the new accounting guidance for revenue recognition.

Gross profit and gross profit percentage from product sales increased in the UTM, SCM and CDP product categories in the three month period ended March 31, 2010 compared to the same period in 2009.  In the UTM product category, the 70% increase in gross profit was due to a 39% increase in units sold, a 9% decrease in production costs per unit, and a 5% increase in average net revenue per unit. In the SCM product category, the 51% increase in gross profit was primarily due to a 23% increase in average net revenue per unit, offset by a 31% decrease in units sold. In the SSL product category, the 19% decline in gross profit was primarily due to the combination of an 18% decrease in units sold and a 38% increase in production costs per unit, offset by a 15% increase in average net revenue per unit.  In the CDP product category, the 157% increase in gross profit was due to the combination of a 25% increase in units sold and a 37% increase in average net revenue per unit.

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

Gross profit from license and service increased in the UTM, SSL and CDP product categories and gross profit percentage from license and service increased in UTM, SCM and SSL product categories in the three month period ended March 31, 2010 compared to the same period in 2009. The increase in gross profit from license and service was primarily due to an increase in revenue from license and service. The increase in revenue of license and service is primarily due to a 19% increase in sales of CGSS subscription services in UTM product category. Cost of license and service revenue remained neutral in the three month period ended March 31, 2010 as compared to the same period last year.

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

Future amortization to be included in cost of revenue based on current balance of purchased technology, absent any additional investment, is as follows (in thousands):

Fiscal Year	Cost of Revenue
2010 (second, third and fourth quarter)	$1,676
2011	1,382
2012	1,382
2013	803
2014	225
Thereafter	206
Total	$5,674

Our gross profit has been and will continue to be affected by a variety of factors, including competition, the mix of products and services, new product introductions and enhancements, fluctuations in manufacturing volumes, the cost of components and manufacturing labor.

Operating Expenses

Research and Development

	Three Months Ended
	March 31,
(In thousands, except percentage data)	2010	2009	% Variance
Expense	$9,666	$9,827	(2%)
% of total revenues	17%	21%

Research and development expenses primarily consist of personnel costs, contract consultants, outside testing services and equipment, and supplies associated with enhancing existing products and developing new products.

For the three month period ended March 31, 2010, the decrease in research and development costs in comparison to the same period last year was primarily due to (1)  a decrease in personnel costs, including salaries, contract labor, variable compensation and benefit expenses of $157,000; (2) a decrease in product development costs, including prototype and testing expenses of $70,000; (3) a decrease in patent prosecution related legal expenses of $45,000; and (4) a decrease in share-based compensation expenses related to employee stock options and rights granted under the Employee Stock Purchase Program (“ESPP”) of $42,000. These decreases in research and development expenses were partially offset by an increase in facility related costs of $145,000.

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

Sales and Marketing

	Three Months Ended
	March 31,
(In thousands, except percentage data)	2010	2009	% Variance
Expense	$18,311	$17,242	6%
% of total revenues	33%	37%

Sales and marketing expenses primarily consist of personnel costs, including commissions, costs associated with the development of our business and corporate identity, costs related to customer support, travel, tradeshows, promotional and advertising costs, and related facilities costs.

For the three month period ended March 31, 2010, the increase in sales and marketing expenses compared to the same period last year was primarily due to (1) an increase in personnel costs, including salaries, commissions, and other related employee benefits, of approximately $1.1 million primarily resulting from an increase in commission payments; and (2) an increase in marketing program, advertising, channel marketing and promotional costs of approximately $310,000. These increases in sales and marketing were partially offset by (1) a decrease in travel related costs of $206,000; (2) a decrease in facility related costs of $74,000; and (3) a decrease in share-based compensation expenses related to employee stock options and rights granted under the ESPP of $68,000.

We expect to direct our sales and marketing expenses toward the expansion of domestic and international markets, introduction of new products and establishment and expansion of new distribution channels.

General and Administrative

	Three Months Ended
	March 31,
(In thousands, except percentage data)	2010	2009	% Variance
Expense	$4,831	$4,247	14%
% of total revenues	9%	9%

General and administrative expenses consist primarily of personnel costs, business insurance, corporate governance costs, professional fees, travel expenses, and related facilities costs.

The increase for the three month period ended March 31, 2010 compared to the same period last year was primarily related to (1) an increase in legal expenses of $303,000; (2) an increase in variable compensation payments of approximately $146,000; and (3) an increase in professional services, including accounting, auditing, and investors relations services, of approximately $69,000.

We believe the general and administrative expenses will increase in absolute dollars and remain relatively stable as a percentage of total revenue as we incur costs related to corporate governance matters and the pursuit of various corporate opportunities.

Amortization of Purchased Intangibles

	Three Months Ended
	March 31,
(In thousands, except percentage data)	2010	2009	% Variance
Expense	$274	$274	0.0%
% of total revenues	0.5%	0.6%

Amortization of purchased intangibles included in operating expenses represents the amortization of assets arising from contractual or other legal rights acquired in business combinations and excludes amortization of acquired developed technology which is included in cost of revenue.  Purchased intangible assets are being amortized over their estimated useful lives of three to eight years.

The amortization expense in the three month period ended March 31, 2010 is flat compared to the same period last year.

Future amortization to be included in operating expense based on the current balance of purchased intangibles absent any additional investment is as follows (in thousands):

Fiscal Year	Operating Expense
2010 (second, third and fourth quarter)	$821
2011	1,095
2012	1,008
2013	990
2014	990
Thereafter	495
Total	$5,399

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

For the three month periods ended March 31, 2010 and 2009, interest income and other expense, net was $0.5 million and $0.8 million, respectively. The decrease was caused by a combination of a reduction in available investment yields and an increase in foreign currency losses.

Provision for Income Taxes

The provision for income taxes in the three month periods ended March 31, 2010 and 2009 was $3.4 million and $1.5 million, respectively.  As of March 31, 2010, the Company continued to have a partial valuation allowance against its net deferred tax assets. The Company believes that its deferred tax assets will more likely than not be realized with the exception of certain acquired net operating losses. Valuation allowances have been recorded for this portion of the deferred tax assets as a result of the uncertainties regarding realization of the assets based upon the limitation on the use of the net operating losses in the future.

The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. For the three month period ended March 31, 2010, the effective income tax rate was 43.6%, compared to 45.5% for the three month period ended March 31, 2009.  The effective income tax rate for the three month period ended March 31, 2010 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense and state income taxes, which were offset by research and development tax credits. The effective income tax rate for the three month period ended March 31, 2009 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense and state income taxes which were offset by research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

We ended March 31, 2010 with $213.1 million in cash, cash equivalents, and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities, local government securities, auction rate securities, asset backed securities and money market funds, an increase of $12.9 million as compared to fiscal 2009 year end.

Our primary source of cash is receipts from sales of our products, license and services, and issuance of common stock under employee stock option and purchase plans.  The primary uses of cash are payments for the production of our products, payroll (salaries and related benefits), acquisition related activities, and general operating expenses (marketing, travel, office rent).

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2010 totaled $11.1 million, a $4.8 million increase compared to the same period last year. Cash provided by operating activities was primarily the result of the net income of $4.4 million adjusted by non-cash items such as depreciation and amortization expense of $2.3 million, share-based compensation expense of $1.9 million, income tax benefits from the exercise of employee stock options of $0.4 million, and changes in our operating assets and liabilities of $2.9 million.  The main drivers of the changes in operating assets and liabilities are as follows:

▪
Accounts receivable decreased due to the timing of collections.  Our DSO in accounts receivable was 39 days at March 31, 2010 compared to 41 days at December 31, 2009.  The decrease in DSO was primarily due to the timing of shipments and billings.  Collection of accounts receivable and related DSO will continue to fluctuate in future periods due to the timing and amount of our future shipments and billings, the payment terms that we extend to our customers, and the effectiveness of our collection efforts.

▪	The increase in inventories was primarily related to an increase of inventory held at our distributors.

▪
The increase in prepaid expenses and other current assets was primarily due to (1) an increase in prepaid insurance, maintenance and service agreements, and (2) an increase in deferred compensation assets due to participant contributions. These increases were partially offset by (1) a decrease in the amount of deferred cost of goods sold associated with products shipped on deferred revenue arrangements, and (2) a decrease in payments made for royalty contracts.

▪	The increase in accounts payable was primarily due to the timing of payments to our vendors.

▪
The decrease in accrued payroll and related benefits was primarily attributed to (1) a decrease in variable compensation accrual due to 2009 annual incentive paid in the quarter, and (2) a decrease in ESPP withholdings due to the scheduled ESPP purchase on February 28, 2010. Theses decreases were partially offset by (1) an increase in accrued payroll due to extra days, commission accruals, and related payroll taxes; (2) an increase in deferred compensation liabilities due to participant contributions; and (3) an increase in accrued PTO.

▪	The increase in other accrued liabilities was primarily due to an increase in accrued income taxes offset by decreases in accrued operating expenses and sales tax liabilities.

▪
The increase in deferred revenue was primarily due to increased sales of subscription services for multi-year periods as well as an increase related to shipments to distributors whereby revenue is recognized on a sell-through basis.

Cash provided by operating activities for the three months ended March 31, 2009 totaled $6.3 million. Cash provided by operating activities was the result of the net income adjusted by non-cash items such as share-based compensation expense of $2.0 million, depreciation and amortization expense of $2.3 million, and changes in our operating assets and liabilities of $77,000.  The main drivers of the changes in operating assets and liabilities are as follows:

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

▪
The decrease in accrued payroll and related benefits was primarily attributed to (1) a decrease of our deferred compensation liabilities due to distributions to the participants in the current period; and (2) a decrease in ESPP withholdings due to the scheduled ESPP purchase on February 27, 2009. These reductions were partially offset by an increase in payroll and variable compensation accruals and related payroll taxes.

▪	The decrease in other accrued liabilities is primarily due to the final payment of the remaining escrow amount related to the acquisition of Aventail.

▪
The increase in deferred revenue was primarily due to increased sales of subscription services for multi-year periods as well as an increase related to shipments to distributors whereby revenue is recognized on a sell-through basis.

In addition, our operating cash flows may be impacted in the future by a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, expensing of stock options, and the timing and amount of tax and the timing of payments to our vendors.

Investing Activities

Net cash used in investing activities for the three month period ended March 31, 2010 was $21.4 million, principally as a result of (1) $20.1 million used in the purchase of investments, net of sale and maturity; and (2) $1.3 million used in the purchase of property and equipment.

Net cash provided by investing activities for the three month period ended March 31, 2009 was $16.7 million, principally as a result of (1) $12.9 million provided by the sale and maturity of investments, net of purchase; (2) $5.1 million provided by the change in restricted cash in escrow; and (3) $1.3 million used in the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the three month period ended March 31, 2010 was $2.7 million due to (1) $2.3 million provided by common stock issuances through option exercises and purchase of shares under the ESPP, and (2) $0.4 million provided by income tax benefit from the exercise of employee stock options.

Net cash provided by financing activities for the three month period ended March 31, 2009 was $0.9 million provided by common stock issuances through option exercises and purchase of shares under the ESPP.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

We do not have any debt, long-term obligations or long-term capital commitments. The following summarizes our principal contractual commitments as of March 31, 2010 (in thousands):

		Payments Due by Period
		Less Than	1 to 3	3 to 5
Contractual Obligations	Total	One Year	Years	Years	Thereafter
Operating lease obligations	$13,715	$3,676	$6,543	$3,240	$256
Non-cancelable purchase obligations	$17,804	$17,804	$-	$-	$-

We outsource our manufacturing operations to third party contract manufacturers, and at March 31, 2010, we had purchase obligations totaling $20.4 million. Of this amount, $16.8 million cannot be cancelled and is payable within one year. We have a contingent liability for any inventory owned by a contract manufacturer that becomes excess or obsolete.  At March 31, 2010, $16,000 had been accrued for excess and obsolete inventory held by our contract manufacturers.  In addition to the obligations related to inventory, at March 31, 2010, we had, in the normal course of business, $987,000 in non-cancelable purchase commitments.

Recent Accounting Pronouncements

The information contained in Note 4 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q is hereby incorporated by reference into this Part I, Item 2.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investment portfolio.  We classified our investments as available-for-sale except the ARS held by one of our investment firms.  Refer to Note 6 to the Consolidated Financial Statements of SonicWALL’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 5, 2010 for further detailed discussion.  The available-for-sale investments are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.  As of March 31, 2010, our cash, cash equivalents and investment portfolio included money-markets securities, commercial papers, corporate securities, U.S. government securities, local government securities, auction rate securities, and asset backed securities which are generally subject to no interest rate risk when held to maturity, but may increase or decrease in value if interest rates change prior to maturity. A hypothetical 100 basis point change in the floating interest rates applicable to the March 31, 2010 balance would result in a change in annual interest income of approximately $2.3 million.

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

Our investment policy states that we are adverse to principal loss and further the goal of preservation of our invested funds by limiting default and market risk.  We mitigate default risk by investing in only investment-grade instruments.  As of March 31, 2010, we do not have any derivative financial instruments in our investment portfolio.

At March 31, 2010, included within our investment portfolio are $42.0 million of investments in ARS and $14.1 million of ABS. Refer to Note 6, “Financial Instruments” in Part 1 Item 1 and information under the heading “Financial Market Risk” in Part 1 Item 3, respectively, of this report for additional information.

Foreign Currency Risk

We consider our exposure to foreign currency exchange rate fluctuations in general to be moderate.  We invoice substantially all of our foreign customers from the United States in U.S. dollars and substantially all revenue is collected in U.S. dollars.  For the three month period ended March 31, 2010, we earned approximately 40% of our revenue from international markets.  We may, in the future, denominate these transactions in various local currencies.  Because our sales are currently denominated in U.S. dollars, the weakness of a foreign country’s currency against the dollar could increase the price of our products in such country and reduce our product unit sales by making our products more expensive in the local currency.  A weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies.  As our base of international operations expands, a greater percentage of our employee base will be paid in local currency and our cash balances denominated in local currency will increase in those countries. This expansion increases our exposure to market currencies, which can have extreme currency volatility.  As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets in which we do business.  We do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes.

Financial Market Risk

Included within our investment portfolio at March 31, 2010 were ARS that we purchased for $50.0 million whose underlying assets are primarily student loans which are substantially backed by the federal government and ABS that were purchased for $16.8 million whose underlying assets are all prime mortgages of which approximately 27% are backed by the federal government.  Beginning in February 2008, auctions for certain of the ARS failed due to insufficient bids from buyers.  In 2008, we accepted an offer from one of our investment banks under which the bank would purchase 100% of the ARS, which represents over 80% of the ARS in our investment portfolio, at par anytime during a two-year period beginning June 30, 2010.  In the event the liquidity of our investment bank is adversely impacted by the current uncertainties in the financial market, they may be unable to pay us when their payment option comes due.  We may not be able to generate liquidity from these funds until our investment bank is able to pay us the offered amount, future auctions for the ARS in our portfolio are successful or until we sell the securities in a secondary market which currently is very volatile and has experienced discount rates of up to 25% for similar investments.  On March 31, 2010, the Company classified $40.0 million ARS from one investment firm as current investment due to the offer described above. The remaining $10 million ARS from another investment firm and non-government backed ABS investments currently lack short term liquidity and therefore remain classified as non-current on our March 31, 2010 balance sheet.  We will continue to evaluate any changes in the market for ARS and ABS.  Depending upon future market conditions, we may be required to record an other-than-temporary decline in fair value.  In such an event, the Company’s financial condition and reported earnings could be negatively affected.

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

Changes in Internal Control over Financial Reporting

During the three month period ended March 31, 2010, there have not been any changes in our  internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting except as it relates to the changes in our revenue recognition policy discussed in Note 3, “Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth in the section entitled “Legal proceedings” in Note 10 of Part I, Item 1 of this Form 10-Q is hereby incorporated by reference.

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Information Related to Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A of SonicWALL’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 5, 2010.  There have been no material changes from the risk factors previously disclosed in SonicWALL’s Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

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

Dated: May 7, 2010

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